Form 10KSB
period 1996-09-30
DALECO RESOURCES CORP
filed 1997-01-15
CIK 746967

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
--------------------------------------------------------------------------------

                                   FORM 10-KSB

(X) ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the fiscal year ended  September 30, 1996
                           ------------------
( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the transition period from ___________________ to _________________________

Commission File Number  0-12214
                        -------

                          DALECO RESOURCES CORPORATION
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

         DELAWARE                                        23-2860739
--------------------------------            ----------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


                         435 Devon Park Drive, Suite 410
                            Wayne, Pennsylvania 19087
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

Issuer's telephone number:         (610)254-4199
                                   ---------------

Securities registered under Section 12 (b) of the Exchange Act: None
                                                                -------------

Securities registered under Section 12 (g) of the Exchange Act:
                                                                -------------

                          Common Shares Par Value $.01
                          ----------------------------
                                 Title of Class

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                              Yes __X__ No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

State issuer's revenues for its most recent fiscal year:               $805,259

Aggregate market value of voting stock held by non-affiliates of registrant based upon the closing NASDAQ sale price on December 1, 1996: $2,816,056

                    Applicable only to Corporate Registrants
--------------------------------------------------------------------------------
Number of shares outstanding of the
issuer's common stock as of December 1, 1996:          15,463,339 common shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Incorporated by reference into this report in Part III, is information to be contained in Registrant's Proxy Statement at its Annual Meeting.

Transitional Small Business Disclosure Format:               Yes ____ No __X___

                                     PART I

ITEM 1 BUSINESS

General:

         Daleco Resources Corporation (hereinafter referred to as "Daleco" and, together with its wholly owned subsidiaries Westlands Resources Corporation ("Westlands") and Sustainable Forest Industries, Inc. ("SFI") as the "Company") was for the entirety of the reporting period an Ontario, Canada corporation which, through its subsidiary Westlands, is primarily engaged in the exploration, development and production of oil and gas properties primarily in the Austin Chalk Trend of Southern Texas. (See, "Austin Chalk Trend" and "Texas Operations".) Daleco, originally named United Westlands Resources, Inc., was organized under the laws of the province of Ontario by amalgamation of two small companies in 1981. In 1986, the Company changed its name to Daleco Resources Corporation, and its province of organization to Ontario, Canada. Control of the Company and its predecessors has been vested in Messrs: Dov Amir and Louis Erlich (who historically served in the positions of President and Chairman, respectively, of Daleco) since its organization. In 1992, the Company acquired approximately 8,410 acres of partially developed oil and gas leases in the Pickens Oil Field of Mississippi. The Company resold the Pickens properties to CMW Oil Company effective February 1, 1995. (See, "Pickens Oil Field".) The Company, through its wholly owned subsidiary, Westlands, a Nevada corporation, has acquired a significant number of interests in its Texas properties from entities owned or controlled by Messrs. Amir and Erlich. Other interests have been acquired as a result of the failure of non-affiliated working interest owners to maintain their interest in the properties by failing to pay their share of costs associated with the properties. The Company owns no oil properties in Canada. Daleco conducts no operations as such and is essentially a holding company for Westlands, its minority interest in Minera La Yesca (a Mexican mine) and its timber holdings in Guyana through its subsidiary SFI. Daleco does not refine any crude oil or market, at retail, any oil or petroleum products. The Company does not own any drilling rigs, and, generally, all of its drilling activities are performed by independent drilling contractors on a contract basis. (See, "Interest of Management in Certain Transactions".)

         The Company owns an interest in a Mexican mining company, "Minera La Yesca". The Company has been advised that Minera La Yesca is negotiating a joint venture to develop certain mining properties in Mexico. The Company does not believe that it will incur any significant costs in connection with these mining properties in the foreseeable future. (See, "Business and Properties - Mineral Properties".)

         During February 1995, the Company acquired 109 mining claims covering approximately 5,500 acres in the Red Mountain area, Yukon Territory Canada. (See, "Business and Properties-Yukon Mining Exploration".)

         Effective September 29, 1995 the Company acquired all of the outstanding shares of SFI a privately owned company engaged in timber operations in Guyana, South America. (See, "Business and Properties - Timber Rights".)

         Effective October 1, 1996, the Company acquired all of the outstanding shares of Deven Resources, Inc., a privately owned company engaged in the acquisition, management and development of oil and gas properties and other energy assets. (See, "Business and Properties-Deven Resources, Inc".)

         During Fiscal 1996, the Company successfully issued $2,310,000 in convertible debentures pursuant to Regulation S. This enabled the company to proceed with redevelopment of the Austin Chalk Properties and fund current year operations and meet other corporate obligations.

         Effective October 1, 1996, the Company was re-domesticated into the State of Delaware.

         Although oil and gas prices did not substantially fluctuate during the current fiscal year, low crude and natural gas prices may place constraints on the ability of the Company to raise the capital needed to develop its properties and/or acquire additional properties.

Definition of Terms:

         As used herein, the term:

         "Gross", as it applies to acreage or wells refers to the number of acres or wells in which the Company has a working interest.

         "Net", as it applies to acreage or wells refers to the sum of the fractional ownership interests owned by the Company in gross acres or gross wells.

         "Working interest", means the share of costs borne by an owner in the lease or well.

         "Net Revenue Interest", means the owner's share of gross income from such lease or well.

         "MMbtu", "Bbls", "Mcf" and "MMcf" mean million British thermal units, barrels, a thousand cubic feet, and a million cubic feet, respectively.

         "Proved reserves", are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

         "Proved developed reserves", are proved reserves which are expected to be recoverable through existing wells with existing equipment and operating methods.

         "Proved undeveloped reserves", are proved reserves which are expected to be recovered from new wells on undrilled acreage or from existing wells where relatively major expenditures are required for drilling and completion.

         "Horizontal Well" means a well drilled vertically from its surface to its objective depth and from that point drilled with special tools at an angle approximating 90 degrees from the bottom of the vertical hole or drilled from such point at an angle which approximates that at which the beds of the objective formation lie, as opposed to a traditional vertical well, which is drilled vertically from the surface to its objective.

         Crude oil and condensate volumes are expressed in barrels which are equivalent to 42 United States gallons. Gas volumes are expressed in Mcf or MMcf as determined at 60 degrees Fahrenheit and the legal pressure base that prevails in the state in which the reserves are located.

Exploration Practices and Policies:

         The Company has typically maintained only a fractional working interest in the wells drilled by it, thereby limiting its financial risk and, concomitantly, its interest in revenues from such wells. Because of the working capital constraints under which the Company has been operating and the cost of drilling horizontal wells (see "Business - Definition of Terms"), the Company previously has sold fractional interests in proposed wells to others and has undertaken to drill such wells on a turnkey fixed cost basis retaining a carried working interest (often up to twenty-five percent (25%)) without bearing the drilling and completion costs associated with that interest. During the last five fiscal years, the Company has drilled and completed wells on such basis. (See, "Properties - Texas Operations"). The Company has been attempting to secure sufficient funding to permit it to drill wells on its leases without third party participation and intends to do so subject to the availability of funds (See Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business - General and Future Operations".)

         The Company has engaged RWA Corporation of Houston, Texas, an unaffiliated company, to act as the contract operator of its oil and gas properties pursuant to an oral agreement, thereby negating the necessity to maintain a staff of operating personnel. The Company believes that, by engaging a contract operator, it is able to effect cost savings and acquire localized expertise. The Company expects to continue employing contract operators until the size of its operations justifies hiring operating personnel. (See, "Business
- Employees".)

Austin Chalk Trend:

         The Cretaceous carbonates in south Texas are of importance as oil and gas producing horizons. The trend of these limestones include the Austin Chalk, Buda, Georgetown and Edwards formations, extending for approximately 300 miles in length and 50 miles across, and encountered at depths of 5,500 to 18,000 feet. These reservoirs are generally of low permeability, and significant oil and gas production is generally obtained only by intersecting vertical fractures within the carbonate rocks. Historically, these formations were considered to be economically marginal except in areas where the rocks were highly fractured. In later years, stimulation by mechanical fracturing of the rock resulted in increasing hydrocarbon recoveries and extensive development of the trend. Recent developments using horizontal drilling techniques allow the wellbore to intersect, if present, a series of vertical fracture systems instead of a single one, thus resulting in higher rates of production and recoverable reserves, at the cost of a more expensive drilling effort. A vertical well is normally drilled and produces from one such fracture system and the economic success of such well is dependent on the quality of the fracture systems that the well is drilled into. Recently developed horizontal drilling techniques allow the wellbore to intersect, if present, a number of vertical fracture systems instead of a single one, thus having the potential for higher production and recoverable reserves. (See, "Business - Definition of Terms".) Whether an individual well will be economic, even if horizontally drilled, depends largely upon intersecting fractured portions of the formation, which cannot be predicted. Certain locales appear to contain more fracturing than others, and the Company believes that it's Texas leases are located in areas of better fracturing. It is not unusual for an individual well to produce as much as forty percent (40%) of the primary recoverable reserves during the first two years of production and the remainder over a period of ten to fifteen years. Prior to 1996, the Company has drilled and successfully completed ten horizontal wells. (See, "Properties - Texas Operations".) During 1996, the Company's operations included the fracture stimulation of three wells and the drilling of a new horizontal lateral in another well. Because maximum production levels are currently regulated by government in the portion of Texas in which the Company has its leases, wells which penetrate a highly fractured system may be subject to production curtailments. (See "Government Regulation - Texas Regulation".)

Operating Hazards and Uninsured Risks:

         The Company's operations are subject to all of the risks normally incident to the exploration for and production of oil and gas, including mechanical failures, blow-outs, cratering, pollution and fires, each of which could result in damage to or destruction of oil and gas wells or production facilities or damage to persons and property. While the Company maintains a $1,000,000 all risks liability policy which it believes is adequate, the insurance may not cover all potential calamities. The occurrence of a significant event not fully insured against could have a material adverse effect the Company's financial position. (See, for example "Properties - Texas Operations" and "Litigation".)

Title to Properties:

         The Company's interests in producing and non-producing acreage are in the form of direct or indirect interests in leases. Such properties are subject to customary royalty interests generally contracted for in connection with acquisition of properties, liens incident to operating agreements, liens for current taxes and other burdens and mineral encumbrances and restrictions. The Company believes that none of these burdens materially interferes with the use of such properties in the operation of the company's business.

         As is customary in the oil and gas industry, little or no investigation of title is made at the time of acquisition of undeveloped properties (other than a preliminary review of local minerals records). Investigations are generally made, including, in most cases, receiving a title opinion of local counsel, before commencement of drilling operations. A thorough examination of title has been performed with respect to substantially all of the Company's producing properties and the Company believes that it has defensible title to such properties.

         The Company believes that it has good title to its timber concessions, and mining claims.

Employees:

         At September 30, 1996, the Company had no full-time employees. All personnel engaged in the Company's offices were provided to it by Haly Corporation pursuant to an oral arrangement. (See, "Interest of Management in Certain Transactions".) The Company employs the services of consulting geologists and engineers as well as those of a nonaffiliated operating company which conducts the actual oil field operations of the Company. The Company considers its relations with its consultants to be satisfactory. (See, "Business and Properties - Exploration Practices and Policies".)

Competition:

         The Company encounters strong competition from other independent operators and from major oil companies in acquiring properties suitable for development, in contracting for drilling equipment and in securing trained personnel. Many of these competitors have financial resources and staffs substantially larger than those available to the Company. The availability of a ready market for oil and gas discovered by the Company depends on numerous factors beyond its control, including the extent of production and imports of oil and gas, the demand for its products from the United States and Canada, the proximity and capacity of natural gas pipelines and the effect of state and federal regulations. (See, "Properties Marketing of Productions".)

         Competition in the acquisition of oil and gas prospects and properties in the area of the Company's operations in Texas had been intense during periods of high oil and gas prices. Recently, the oil and gas industry has been depressed, and while competition has lessened, the Company's ability to discover and/or acquire reserves in the future depends on various factors which involve its ability to select and acquire and pay for suitable prospects for future exploration and development.

         The Company competes with other oil and gas concerns and other investment companies, whether or not related to the petroleum industry in raising capital. The Company's ability to access the capital markets is largely dependent on the success of its oil and gas exploration activities and the economic environment in which it operates.

Government Regulations:

         In most, if not all, areas where the Company conducts activities, there are statutory provisions regulating oil and gas operations. These provisions allow administrative agencies to promulgate regulations in connection with the development, production and sale of oil and gas, and to establish allowable rates of production.

         The Company's activities also are subject to laws and regulations relating to environmental quality and pollution control. Although the cost of compliance with such legislation and regulations has not been material to date, such laws and regulations may substantially increase the cost of carrying on these activities and may prevent or delay the commencement or continuance of a given operation. The Company believes that such legislation and regulations have had no material adverse effect on its present method of operations. In the future, federal, state and local environmental controls may require the Company to make significant expenditures, but neither the probability nor the magnitude of the expenditures, if any, can be predicted.

         Dependence on a Few Major Customers: See, "Properties - Marketing of Production".


ITEM 2 PROPERTIES

Texas Operations:

         The Company holds approximately 7,145 gross (2,953 net) acres in Burleson, Brazos, Austin, and Lee Counties, Texas. Of such amount, approximately 5,728 gross (2,219 net) acres are classified as presently developed, and 1,417 gross (734 net) acres are classified as proven undeveloped. The Company owns interests varying from nine and six one-hundredths percent (9.06%) to seventy-five percent (75.0%) net revenue interests in forty-one wells which have been drilled on this acreage. Gross production ranges from one barrel of oil and one Mcf of natural gas to 120 barrels of oil and 180 Mcf per day per well. The foregoing data is for the month of September 1996.

         The Company has identified a number of proposed drilling locations on the leases identified above, of which six such locations have been classified as proven undeveloped by the Company's independent engineering consultant. In addition, the Company owns seven (7) idle or marginal wells which were completed in the Austin Chalk as vertical and which the Company believes are suitable for redrilling as horizontal wells. Additionally, the Company believes that some of its currently producing horizontal wells can be re-completed in additional zones.

         Except for ten (10) horizontal wells, all of the Company's wells have been drilled and completed in a traditional vertical manner. During Fiscal 1996, the Company participated in the drilling and completion of one vertical gas well in Austin County in which it retained a 45.0% working interest and 34.0% net revenue interest. During Fiscal 1996, the Company's operations included new fracture stimulation of three wells and the drilling of a new horizontal lateral in another well.

         As indicated under the caption "Business - Exploration Practices and Policies", the Company historically has financed its drilling activities by permitting others ("Participants") to pay approximately all of the drilling and completion costs in exchange for an approximate 75% working interest in the related well. Often the Company agrees with the Participants that the well will be drilled for a fixed or turnkey cost. Thus, if the well's cost is less than the fixed cost, the Company profits, and if the well's cost exceeds the turnkey cost the Company suffers a loss. Generally, the Company has caused the wells to be drilled for less than the related turnkey cost and has recorded profits. However, in the drilling of the Tom Moore 3-H well in 1993, a string of casing was lost in the hole requiring the well to be redrilled. In the redrilled hole failures were encountered in the tubular goods run in the hole with the result that the well was not drilled as projected and substantial cost overruns were experienced. As a result thereof, as of September 30, 1995, the Company had earlier charged $787,986 to earnings (representing the difference between the present worth of the Future Net Revenues and the cost of the well). In Fiscal 1996, the Company was successful in its litigation with respect to this well and received a settlement of $630,000 in cash and the elimination of accrued liability and claims of approximately $485,000. (See, "Litigation".)

         The Company plans to continue additional horizontal well development on its Texas properties during Fiscal 1997, most of which will test the Austin Chalk formation. The Company's ability to drill such wells is dependent upon arranging financing, either in the form it has historically done (i.e. obtaining "Participants" in the well) or securing corporate financing. The estimated cost of each horizontal well is in the range of $800,000 as a completed well and $600,000 as a dry hole. The cost to drill and complete a horizontal well using the existing vertical well bore is estimated at $400,000. Although the locations for each well to be drilled have been classified as proven by the Company's independent petroleum engineers and the Company expects that each well will be completed as a commercial producer of oil and gas, there is always the risk that one or all of such wells will encounter drilling problems which will increase the cost, or that the wells may be dry or non-commercial. The Company plans to acquire additional acreage in the vicinity of its existing holdings, but has not yet budgeted funds for such purpose. (See, "Business Competition".)

         The Company entered into an agreement with a non-affiliated entity farming out a portion of its undeveloped gas acreage in Brazos County, Texas. Under the agreement, the farmee drilled and completed two horizontal gas wells on 1,710 acres and carried the Company to the tanks for a 5% working interest in each well at no cost to the Company. The farmee has the option to develop an additional 800 acre tract in which the Company will be carried free for 5% working interest and has the right to participate at cost for an additional 15% working interest. The Company's oil and gas reserves have been adjusted to reflect this agreement. As stated above, two wells were drilled and completed and in both wells the Company was carried free to the tanks for a 5% working interest.

Mississippi Properties:

The Acquisition:

         In May 1992, the Company entered into an agreement with CMW Oil Company and certain of its affiliates, all of which are small privately owned companies and individuals, to acquire approximately 8,410 acres of oil and gas leases (collectively the "Mississippi Properties") located in or adjacent the Pickens Oil Field, Madison and Yazoo Counties, Mississippi ("Pickens Oil Field"). Since the acquisition, the Company has released approximately 2,590 acres. The Pickens Oil Field was discovered in 1940 and produces from the Eutaw Sand and the Selma Chalk at depths ranging from 4,000 to 4,800 feet. Pursuant to this agreement, as amended, the Company in July, 1992 acquired the Mississippi Properties for a consideration of 2,560,000 shares of the Common Stock and warrants to purchase 500,000 shares of Common Stock at a purchase price of $1.00 per share. Of the 2,560,000 shares, 1,280,000 shares were issued and an additional 1,280,000 shares were to have been issued upon completion of a proposed public offering of Company common stock. Of the warrants to purchase 500,000 shares, a warrant to purchase 250,000 shares was granted on July 22, 1992 and an additional warrant to purchase 250,000 shares was to have been granted upon completion of such public offering. Each warrant was to expire one year from the date of grant. In addition, the Company agreed to issue to a non-affiliated company 180,000 shares of Common Stock. Of such shares, 90,000 were issued in July, 1992 and an additional 90,000 were to have been issued upon completion of the proposed public offering. If the public offering was not completed and the Common Stock was issued at a gross price of not less than $2.00 per share, no additional shares were to be issued to the sellers or the non-affiliated party. The offering was not completed and no additional shares were issued to the sellers and the non-affiliated party. The warrants were not exercised within the one year period and expired on July 23, 1993.

         In each instance, the shares issued and issuable, were restricted and may not be transferred except in compliance with applicable securities laws.

         Under the terms of the Acquisition Agreements the sellers were required to cure certain title deficiencies and remove liens against the properties in order to deliver clear title to the acquired assets. In view of the fact that the sellers failed to fulfill their obligations and deliver good and marketable title to the properties, the Company reconveyed the Mississippi Properties to the sellers. In consideration for the reassignment, CMW returned 1,000,000 shares of Daleco's common stock which were cancelled. The reassignment reduced the Company's net equivalent oil reserves by 34.7% and will reduce the estimated projected future net cash flow discounted at 10% using unescalated oil and gas prices by 31.2% as determined as of October 1, 1994. As result of the reassignment, the Company recorded a non-cash loss of $532,854 or $0.05 per share as well as a reduction of $1,395,711 in oil and gas property and equipment cost, including $163,499 in accumulated depletion and depreciation charges, all of which are reflected in the financial statements for Fiscal 1995.

Marketing of Production:

         The Company does not refine any petroleum products. All of its production is sold to a variety of customers, which include pipelines, oil and gas gathering firms and other purchasers, pursuant to oral or written agreements. Generally, sales of oil and gas are made at prevailing market prices. (See, "Business - Effect of

Failing Prices".) Typically, oil purchase agreements are of short duration, and provide for market sensitive prices. The Company is a party to two long term gas sales contracts, which may be terminated on short notice if a price adjustment is unacceptable to the Company. (See, "Gas Sales" below.) The Company is not obligated to provide a fixed and determinable quantity of oil and gas in the future under existing contracts or agreements.

         The availability of a market for oil and gas produced from the properties of the Company and prices received therefor are dependent upon numerous factors, most of which are beyond the control of the Company. Such factors include the level of domestic production, the availability of imported oil and gas, actions taken by foreign producing nations, the availability of distribution and transportation facilities and capacity thereon, the availability and price of fuels competitive with oil and gas, demand for oil and gas and refined products and governmental regulation and taxation. Such factors make it impracticable to predict with any degree of certainty future demand for or prices of oil or gas produced by the Company.

         Production of oil and gas is generally not considered to be of a seasonal nature, although severe weather conditions temporarily can curtail or preclude producing activities. Historically, the demand for natural gas decreases during the summer months and increases during winter months.

         The following table identifies customers of the Company which purchased during the fiscal year ended September 30, 1996 in excess of ten percent (10) of the oil or gas produced by the Company.





Production Area                Name and Location               Percentage of
 of Operations                   of Purchaser               Production Purchased
 -------------                   ------------               --------------------
                                Oil Production

Texas                          Pride Pipeline Company            100.00
                               Abilene, Texas

                               Gas Production                     35.7

Texas                          Aquila Southwest
                               Pipeline Corporation *
                               San Antonio, Texas

                               Austin Chalk Natural Gas           59.1
                               Marketing Services **
                               Houston, Texas

* A portion of the Company's production of gas from its wells in the Giddings Field (presently 20 wells) is sold to Aquila Southwest Pipeline Corporation ("Aquila"), pursuant to a long term contract expiring January 31, 2010, which covers a number of the Company's Texas leases. Subject to various conditions, Aquila has agreed to buy all of the Company's gas produced from the Giddings Field. The Company receives eighty percent (80%) of the weighted average monthly sales price for liquid products extracted from gas delivered and eighty percent (80%) of the resale prices for dry gas. Prices received by the Company are subject to deductions for taxes, compression and similar charges.

** Gas production from the remaining wells in the Giddings Field is sold under a contract ending in April, 2000, at a base price of $2.00 per Mmbtu on a month-to-month contract to Austin Chalk Natural Gas Marketing Services. The effect of these contracts is that gas is sold at a market base price, which may be adjusted by the purchaser; if the Company disagrees with a price adjustment, the sales contract may be terminated by the Company or the purchaser.

         The Company does not believe that the loss of any one of these customers would have a material adverse effect upon the Company's revenues, since there are numerous purchasers of oil and gas in the areas in which the Company operates.

Production:

         The following table summarizes the Company's net oil and gas production for the periods indicated, shown in Bbls and Mcf, and the weighed average sales prices for the periods indicated.

                                               Fiscal year Ended September 30
                                              1996          1995         1994
                                              ----          ----         ----

Mississippi
         Oil (Bbls.)                           -----       4,149*       15,129
         Average Barrels per Day               -----          34            41

Texas
         Oil (Bbls.)                          17,637      18,126        28,420
         Gas (Mcf)                           205,983     184,223       268,541
         Average Barrels per Day                  48          50            78
         Average Mcf per Day                     564         505           736

Combined
         Oil                                  17,637      22,275        43,549
         Gas                                 205,983     184,223       268,541
         Average Barrels per Day                  48          84           119
         Average Mcf per Day                     564         505           736

* The Mississippi Properties were sold effective February 1, 1995. (See, "Properties - Mississippi: Properties".)

         The following table summarizes for the period indicated the average price per Bbl and average price per Mcf of natural gas and the average production (lifting) costs per barrel of oil and per Mcf of gas produced. In determining the price received by the Company and costs incurred, all expenses of operation have been attributed to the working interests but revenues attributed are solely of the Company's net revenue interests.

                                               Fiscal year Ended September 30
                                              1996          1995         1994
                                              ----          ----         ----

Mississippi
         Average Sale Price per Barrel        -----        $15.74      $14.63
         Average Production Cost per          -----          8.90        9.55
         Barrel

Texas
         Average Sale Price per Barrel        19.41         17.15       15.46
         Average Sale Price per Mcf            2.64          2.30        2.45
         Average Production Cost per
         Equivalent Barrel                     2.81          6.80        4.37

Combined
         Weighted Average Sale Price          19.41         17.07       15.46
         per Barrel
         Weighted Average Sale Price           2.64          2.30        4.37
         per Mcf
         Weighted Average Production           2.81          6.86        4.72
         Cost per Equivalent Barrel

         For purpose of determining "Equivalent Barrels", gas has been converted to oil at the rate of 6 Mcf per Barrel.

Wells and Acreage:

         The following tables set forth certain information as of September 30, 1996:



                                           Productive Wells and Acreage

                                       Gross Oil Wells                                Net Oil Wells

                                   Year Ended September 30                       Year Ended September 30

                             1996           1995           1994           1996            1995            1994

     Mississippi               0              0             16              0               0             14.73

        Texas                 36             39             41            14.62           14.06           15.78

                                       Gross Gas Wells                                Net Gas Wells

                                   Year Ended September 30                       Year Ended September 30

                             1996           1995           1994           1996            1995            1994

     Mississippi               0              0              0              0               0               0

        Texas                  5              2              2            1.94            1.49             .63

                                                 Developed Acreage

                                         Gross Acres                                    Net Acres

                                   Year Ended September 30                       Year Ended September 30

                             1996           1995           1994           1996            1995            1994

     Mississippi               0              0             640             0               0              589

        Texas                5,728          6,438          4,977          2218            2,075           1,718

                                                Undeveloped Acreage

                                         Gross Acres                                    Net Acres

                                   Year Ended September 30                       Year Ended September 30

                             1996           1995           1994           1996            1995            1994

     Mississippi               0              0            5,180            0               0             5,180

        Texas                1,417          1,473          2,613           734            1,073           2,583


* The Mississippi properties were resold effective February 1, 1995 (See, "Mississippi Properties".)

Drilling Activity:

         The following table shows the number of wells drilled by or on behalf of the Company and the results thereof for the period indicted. Such information should not be considered indicative of future performance of prospects of the Company. There is no necessary correlation between the number of producing wells, whether developmental, or exploratory, completed during any period and the aggregate reserves or future net income generated therefrom.



                                            Exploratory Wells

                              Producers                   Dry Holes                       Total

       Year              Texas         Miss.         Texas          Miss.         Texas          Miss.
      Drilled

       1996               --            --             --            --            --             --

       1995               --            --             --            --            --             --

       1994               --            --             --            --            --             --

                                            Development Wells

                              Producers                   Dry Holes                       Total

       Year              Texas         Miss.         Texas          Miss.         Texas          Miss.
      Drilled

       1996                1            --             --            --             1             --

       1995                3            --             --            --             3             --

       1994                2            --             --            --             2             --


         As of September 30, 1996 no well was being drilled or reworked or in the process of being completed. (See, "Business" and "Properties - Texas Operations".)

Proved Reserves:

         The Company causes to be prepared an annual estimate of oil and gas reserves. Other than the acquisition of the Mississippi Properties which were included in the 1994 tables and the subsequent disposition of the Properties in February 1995, there have been no purchases or sales of reserves or other events that would materially affect the reported reserves as of September 30, 1996. The Company has not filed reserves estimates with any United States authority or agency, other than estimates previously filed with the Commission.

         The following table sets forth the proved reserves of the Company as of September 30, 1994, September 30, 1995 and September 30, 1996. The 1994 data was estimated by R.A. Lenser & Associates, Inc., independent petroleum engineers as of September 30 date of that year. Estimated quantities for the year 1995 were prepared by management of the Company using the following procedure. The Company adopted the quantities as of September 30, 1994 as accurate and reduced such quantities of proved reserves for production during Fiscal 1995. The Company then verified and adjusted its reserves for performance based on decline curves for each well. The result was employed as an estimate of quantities of proved reserves as of September 30, 1995. While there may be some deficiencies in the procedure adopted by the Company, the Company believes that the result obtained by the application of such procedure is consistent with that which would have been obtained by employing an independent engineer to estimate its reserves at year end. The Company adopted this method since production levels and declines were consistent with prior periods and prices of oil and gas were not materially different than in earlier periods.

         The figures as of September 30, 1996, were taken from the reserve report dated October 1, 1996, prepared by R. A. Lenser & Associates, Inc., independent petroleum engineers as of September 30, 1996.

                                                    September 30

                                       1996           1995            1994

Oil and Condensate (Bbls)
  Texas                              112,963         131,793          37,369
  Mississippi *                                                       20,995
                                     -------         -------          ------
                                     112,963         131,793          58,364

Proved undeveloped reserves
  Texas                              850,605         693,420         960,162
  Mississippi *                                                    1,211,250
                                     -------         -------       ---------
                                     850,605         693,420       2,171,412

Gas (Mcf)
Proved developed reserves
  Texas                              750,537       1,633,612         482,970
                                   ---------       ---------       ---------
  Mississippi *                      750,537       1,633,612         482,970

Proved undeveloped reserves
  Texas                            7,989,223       6,403,034       7,409,933

  Mississippi *                    ---------       ---------       ---------
                                   7,989,223       6,403,034       7,409,933


         All of the above stated reserves are located on-shore within the United States.


* The Mississippi Properties were resold to CMW effective February 1, 1995. Consequently, estimates of the net oil and gas reserves were adjusted to reflect such sale. (See, "Properties - Mississippi Properties".)

Estimated Future Net Revenues and Present Worth:

         Estimated future net revenues of the Company's net oil and gas reserves at the date indicated and the present worth thereof employing a ten percent (10) discount factor is set forth in the following tabulation:



                                                             Future Net Revenues
                                                                September 30

                                                 1996               1995             1994

Proved Oil and Gas Reserves                   $27,010,449        $18,512,310       $35,199,195

Proved Developed Oil and Gas Reserves          $2,618,571         $1,545,735        $1,189,325



                                                                Present Worth
                                                                September 30

                                                 1996               1995             1994
Proved Oil and Gas Reserves                   $17,854,662        $13,402,604       $23,269,212

Proved Developed Oil and Gas Reserves          $2,038,260         $1,324,567          $995,573


         The present value of estimated future net revenues set forth above is computed using the estimated future net revenues and a discount factor of ten percent (10) over the projected life of each property. (See, "Consolidated Financial Statements - Supplemental Financial Information".)

         Future net revenues and present worth values as of September 30, 1994 and September 30, 1995 were computed using crude oil prices of $17.00 per barrel unescalated, while the price of $21.00 per barrel unescalated was used in 1996 calculations. Gas prices of $2.50 per Mcf unescalated were used in all three years.

         Future net revenues and discounted net revenues for the year-end September 30, 1995 reflect the re-assignment of the Mississippi Properties to CMW Oil Company.

         Estimates of proved reserves and the present value of future net revenues at September 30, 1994 and September 30, 1996 were prepared by R.A. Lenser & Associates Inc. Quantities and values included herein at September 30, 1996 were extrapolated by the Company from such data. (See above.) Proved reserves and future net revenues were computed applying prices of oil and gas in effect as of the date of each estimate (with consideration of price changes only to the extent provided by contractual arrangements or law) to estimated future production of proved oil and gas reserves and then deducting estimated future expenditures (based on current costs and excluding income taxes) to be incurred in producing and developing the proved reserves. If the proved reserves and future net revenues had been computed using oil and gas prices currently in effect, the results obtained would have been materially different than those shown above. Future prices to be received from such production and future production costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates. Present value of future net revenues were calculated by discounting the future net revenues at the rate of ten percent (10%) per year over the expected period of realization. The engineering estimates do not include the cost of abandoning wells at the end of their productive lives, since the Company believes that the salvage value of equipment will approximate the cost of abandonment. The Company believes that the cost (net of estimated salvage) of Company's wells should range from $7,000 to $10,000 per well for a one hundred percent (100%) working interest depending upon depth and locale. Historically, the Company has arranged with independent contractors to undertake the abandonment of wells, including the required filing of forms with the proper regulatory agencies. Under these arrangements, the contractor takes full responsibility for such operations in return for salvage of casing and tubing it recovers from the abandoned well or wells at no cost to the Company; however, the Company normally retains possession of the surface equipment and facilities. The Company intends to continue such practice in the future.

         Petroleum engineering is not an exact science. Information relating to the Company's oil and gas reserves is based upon engineering estimates. Estimates of economically recoverable oil and gas reserves and of the future net revenues therefrom are based upon a number of variable factors and assumptions, such as historical production from the subject properties compared with production from other producing properties, the assumed effects of regulation by governmental agencies and assumptions concerning future oil and gas prices and future operating costs, severance and excise taxes, development costs, work-over and remedial costs, all of which may in fact vary considerably from actual results. All such estimates are to some degree speculative, and classifications of reserves are only attempts to define the degree of speculation involved. For these reasons, estimates of the economically recoverable reserves of oil and gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net revenues expected therefrom, prepared by different engineers or by the same engineers at different times, may vary substantially. The Company emphasizes that the actual production, revenues, severance and excise taxes, development expenditures and operating expenditures with respect to its reserves will likely vary from such estimates, and such variances may be material.

         The present values shown above should not be construed as the current market value of the estimated oil and gas reserves attributable to the Company's properties. In accordance with applicable requirements of the Securities and Exchange Commission ("Commission"), the estimated discounted future net revenues from proved reserves are based, generally, on prices and costs as of the date of the estimate, whereas actual future prices and costs may be materially higher or lower. Actual future net revenues also will be affected by factors such as actual production, supply and demand for oil and gas, curtailments or increases in consumption by gas purchasers, changes in governmental regulations or taxation, the impact of inflation on costs, general and administrative costs and interest expense. The timing of actual future net revenues from proved reserves, and thus their actual present value, will be affected by the timing of the incurrence of expenses in connection with development of oil and gas properties. In addition, the ten percent (10%) discount factor, which is required by the Commission to be used to calculate discounted future net revenues for reporting purposes, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the oil and gas industry. Discounted future net revenues, no matter what discount rate is used are materially affected by assumptions as to the timing of future production and future expenses which may and often do prove to be inaccurate. (See "Business - Effect of Falling Prices".)

Reserves Reported To Other Agencies:

         There were no estimates or reserve reports of the Company's proved domestic net oil or gas reserves filed with any governmental authority or agency, other than the Commission, during the years ended September 30, 1994, September 30, 1995 or September 30, 1996.

Delivery Commitment:

         The Company is not obligated to provide a fixed and determinable quantity of oil and gas in the future under existing contracts or agreements.

Mineral Properties:

Minera La Yesca Ownership Interest:

         The Company owns twenty-five percent (25%) of the issued shares of Minera La Yesca ("Yesca"), a Mexican mining corporation which owned the Pinabete Silver Mine in Nayarit, Mexico. Through September 30, 1993 total advances by the Company to Yesca to help finance the cost of placing the Pinabete Silver Mine into production were approximately $1,800,000. In September 1990, Yesca discontinued operations at the Pinabete Silver Mine due to the heavy losses suffered as a result of depressed silver prices.

         Due to the significant losses incurred by Yesca and the uncertainty of obtaining any future profitable operations, the Company wrote-off its investment in Yesca in Fiscal 1996 down to $100,000. The Company has no plans to invest or loan further funds to Yesca.

Yukon Gold Exploration:

         In February 1995, the Company acquired from Messrs. Amir and Erlich 109 mining claims totalling approximately 5500 acres in the Red Mountain area, located at the headwaters of the Klondike River, Dawson and Mayo mining districts of the Yukon Territory, Canada. The Company paid Messrs. Amir and Erlich $15,487 which was their cost of acquiring the claims. The claims adjoin properties owned by Regent Ventures Ltd., a small non-affiliated Canadian company which has been conducting exploration work on its holdings for the last two years. During the period, Regent conducted geochemical and geophysical surveys as well as trenching and corehole drilling. Regent reported that during the period, it had drilling 27 corehole and intersected significant gold varies in 11 of such holes. Assays of core samples confirmed values ranging from a low of 0.020 oz/ton to a high of 0.810 oz/ton of gold, at depths of 110 to 600 feet. During Fiscal 1996, the Company did not conduct any significant work on its claims other than work required to maintain the claims in good standing.

         Recent surface work on the Company's acreage showed the same high values on silt soil samples as those obtained on the Regent acreage, which, coupled with the geochemical and geophysical work done by Regent on the adjoining acreage, indicate that the same high intensity structure extends into and across the Company's acreage.

Timber Rights:

         Effective September 29, 1995 the Company acquired all of the outstanding shares of SFI, a privately held Delaware company. SFI owns the rights to an 1800 acre hardwood timber concession in Guyana, South America. The concession was inspected by an independent consultant, Ceso International Service, a Canadian government affiliate providing advisory services to developing countries. Based on its evaluation, the commercial volume of merchantable logs is 40,000 units or approximately 1,400,000 cubic feet in the stand with an uncut market value of $8,000,000. A greater value can be realized should the timber be cut, processed and marketed as lumber.

         In consideration for all of the capital stock of SFI, the Company issued 1,500,000 shares of its Common Stock, and warrants to purchase 500,000 shares of Common Stock at a price of $0.25 per share. The warrants will expire on September 30, 2000. Under the Agreement, the Company has the option to acquire additional hardwood timber rights in Guyana.

         Due to limited financial resources during Fiscal 1996, the Company was unable to begin any meaningful utilization of the timber concession. Total revenues were less than $15,000. The Company is in the process of developing a formal business plan for SFI in order to generate commercial quantities of timber sales in fiscal 1997.

Deven Resources, Inc.:

         Effective October 1, 1996, the Company acquired all of the outstanding shares of Deven Resources, Inc. for 2,600,000 shares of the Company's common stock. Deven was founded in March, 1991, to invest in the acquisition, management and development of oil and gas properties. Through a combination of ownership, management and consulting services, Deven controls net reserves of approximately 4.4 million barrels.



ITEM 3 LEGAL PROCEEDINGS

         As a consequence of the problems encountered in drilling the Tom Moore 3-H well on the Company's Texas Properties, the Company, in 1993, commenced an action in the District Court of Harris County, Texas, styled Westlands Resources Corporation v. Questor Drilling Corporation, et al. and Westlands Resources Corporation v. System Pipe & Supply, Inc., et al. being numbers 93-23884 and 93-038866, respectively, of said court.

         In December 1995, Daleco's subsidiary obtained favorable settlements in the two lawsuits which resulted in a net settlement of $769,780 to the Company will result in its receipt of $630,000 in cash and the elimination of accrued liabilities and claims amounting to $485,000 approximately.



ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Two matters were submitted to a vote of security holders through solicitation of proxies during the fourth quarter of Fiscal 1996: (1) re-domestication of the Company into the United States; and, (2) the acquisition of 100% of the outstanding stock of Deven Resources, Inc.

         The result of such vote was as follows(1):


                                                   FOR             WITHHELD

(1)  Re-Domestication of the Company into       6,796,231           24,139
     the United States.

--------
1 The Special Meeting was conducted pursuant to the rules and regulations of the Ontario Business Corporations Act. As such, there were only two (2) voting choices for the shareholders, either "FOR" or to "WITHHOLD" one's vote on the matter under consideration.

(2)  Acquisition of 100% of the outstanding     6,788,611           31,751
     stock of Deven Resources, Inc.






                                     PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER'S MATTERS

         The Company's common stock trades on the NASDAQ. Effective with the Company's re-domestication into the United States as of October 1, 1996, the symbol for the Company's shares on NASDAQ became DLOV. As of December 1, 1996 there were 1,133 record owners of the Company's common stock.

         The range of the high and low bid prices, by quarters, commencing with the first quarter of the fiscal year ended September 30, 1995 for the Company's common stock is as follows:


                                     NASDAQ
                                  (Bid Prices)
     Fiscal Year End                  US $
      September 30

                               High           Low

     1995 - 1st Qtr.           5/16          3/16

     1995 - 2nd Qtr.           31/32         3/16

     1995 - 3rd Qtr.           31/32         7/16

     1995 - 4th Qtr.           29/32          1/4

     1996 - 1st Qtr.            5/8          3/16

     1996 - 2nd Qtr.           7/16           1/8

     1996 - 3rd Qtr.           1-3/4         9/32

     1996 - 4th Qtr.           17/16         19/32



         These quotations represent prices between dealers, do not include retail mark-ups, markdowns or commissions, and may not represent actual transactions. The prices set forth above may not be representative of prices in a more active market for the Company's common stock.

         The Company has never paid any cash dividends. For the foreseeable future, the Company intends to retain any earnings to finance the growth of its business.


Sales Of Securities:

         In Fiscal 1996, the Company conducted two sales of Securities pursuant to Regulation S.

         During the third quarter, the Company concluded a foreign placement of $1,000,000 of three (3) year 7% convertible debentures. Under the terms of this offering dated May 31, 1996 the foregoing investor was capable of converting up to fifty percent (50%) at any time from and after the 40th day following May 31, 1996 and one hundred percent (100%) at any time from and after the 60th day following May 31, 1996 into shares of common stock of the Company at a conversion price per share equal to the lesser of (i) the average closing bid price (as reported by NASDAQ) of the Company's common stock for the five trading days immediately prior to the date of the Debenture (which was $1.19 per share) (the "Closing Price") or, (ii) sixty-five percent (65%) of the average closing bid price (as reported by NASDAQ) of the Company's common stock for the five (5) trading days immediately prior to the conversion date. The foreign investor also received a warrant for 100,000 shares of common stock at an exercise price of $1.00 per share. The Warrant expires May 31, 2001, and contains adjustments in the exercise price and the warrant shares upon the occurrence of certain provisions.

         As of December 1, 1996, $900,000 of the 7% convertible debentures had been converted into 1,825,815 shares of common stock.

         The Company completed a second securities offering under Regulation S on September 6-11, 1996. The second offering was for $1,310,000 of 8% convertible debentures due September 6, 1998. Under the terms of the debentures, the debenture could be converted into common stock of the Company commencing 45 days following the closing of the offering as to 50% of their principal amount of the debenture plus accrued interest through the date of conversion, and after the 65th day following the closing as to 100% of the outstanding amount of the debenture plus accrued interest through the date of conversion. The foreign investor is authorized to convert at a price equal to 75% of the average closing bid price of the Company's common stock for the five (5) trading days immediately preceding the date of conversion. The foregoing investor also received warrants for 50 of the face amount of the Debenture owned by the foregoing investor on the date of exercise ("Exercise Amount"). The Warrants are five (5) year warrants and permit the exercise of the warrants in three tranches as follows: (i) Tranche one, equals to one-third of the Exercise Amount on the closing date of the Regulation S offering ("Closing Date") (ii) Tranche two, equals one-third of the Exercise Amount computed on the 75th day after the Closing Date; and, (iii) Tranche three equals one-third of the Exercise Amount on the 270th day after the Closing Date. The exercise price for each Tranche is 115% of the average closing bid price of the Company's common stock for the five
(5) trading days immediately preceding the 45th, 75th and 270th day following the Closing Date. As of December 1, 1996, $130,000 of the Debentures have been converted into 494,794 shares of common stock. No warrants have been exercised.

         Warrants, under the same terms, amounts, and of like duration were issued to the foreign investment advisor for each foreign investor ("Investor Advisor Warrants"). The Investor Advisor Warrants were tied to the face amount of their foreign investor's debentures outstanding from time to time. As of December 1, 1996, none of these warrants have been exercised.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General - Trends:

         The Private Securities Litigation Reform Act of 1995 (the "Reform Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. All statements, other than statements of historical facts, which address activities, event or developments that the Company expects or anticipates will or may occur in the future, including such things as the anticipated development of revenues, acquisition of additional properties or the obtaining of capital, business strategy, development trends in the industry segments in which the Company is active, expansion and growth of the Company's business and operations and other such matters are forward-looking statements. To take advantage of the safe harbor provisions provided by the Reform Act, the Company is identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the Company. Many of these factors have previously been identified in filings or statements made by or on behalf of the Company.

         All phases of the Company's operations are subject to influences outside of the Company's control. Any one, or a combination, of these factors could materially affecting the results of the Company's operations. These factors include: competitive pressures, inflation, trade restrictions, interest rate fluctuations and other capital market conditions, weather, future and options trading in, and the availability of natural resources and services from other sources. Forward-looking statements are made by or on behalf of the Company's knowledge of its business and the environment in which it operates, but because of the factors listed above, as well as other environmental factors over which the Company has no control, actual results may differ from those in the forward-looking statements. Consequently, all of the forward-looking statements made are qualified in their entirety by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effect on the business and/or operations of the Company.

         The fiscal year ended September 30, 1996, was marked by a number of events which in the opinion of management will strengthen the Company and ensure an aggressive continuous growth pattern.

         During the early part of the period, the Company's wholly-owned subsidiary, Westlands Resources Corporation, settled its two lawsuits against the drilling contractor and service companies in connection with the drilling of the Tom Moore 3-H gas well. Under the settlements, Westlands received the sum of $630,000 in cash and eliminated approximately $485,000 of accrued liabilities and claims.

         The Company signed definitive consulting agreements with Avonwood Capital Corporation, an investing banking firm and Deven Resources, Inc. ("Deven"), a natural resources management company specializing in the acquisitions management and development of oil and gas reserves. Both Avonwood and Deven are located in the Philadelphia area, Pennsylvania, and were retained to assist Daleco's management in the planning and implementation of a corporate strategy designed to maximize the Company's assets and ensure continuous growth. As originally envisioned, effective October 1, 1996, Daleco acquired all the outstanding shares of Deven in exchange for 2,600,000 of Daleco's common shares. On August 29, 1996, Daleco's shareholders overwhelming approved the re-domiciling of the Company from Canada to the State of Delaware and the acquisition of Deven Resources, Inc. as proposed by management. Mr. Gary Novinskie was elected President and Chief Operating Officer and Mr. David Lincoln was elected Vice Chairman of the Board. Additionally, Mr. C. Warren Trainor, Esquire was elected Director and Assistant Secretary and Mr. Mark DeNino was elected a Director.

         During the third quarter of the fiscal year, the Company concluded the foreign placement of $1,000,000 of three (3) year 7% convertible debentures while during the fourth quarter the Company successfully completed the foreign placement of $1,310,000, 8% convertible debenture. The net proceeds were used for drilling and workovers and satisfaction of corporate obligations. As of December 1, 1996, $1,030,000 of these debentures were converted into 2,320,609 common shares.

         During Fiscal 1996, crude oil prices averaged $19.41 per barrel for the Company's Texas crude production compared with an average of $17.15 per barrel during the previous fiscal year. The average price the Company received for its natural gas production increased to $2.64 per mcf compared with $2.30 per mcf for the same period last year.

         The Company intends to continue to pursue the raising of equity capital during Fiscal 1997, in order to enable it to accelerate the development of its oil and gas properties as well as seek additional profitable opportunities in the three areas of natural resources in which the Company is now involved.

         The Company does not record any significant deferred tax provisions, since it has a substantial loss carry-forward, both in the United States and Canada. the Company considers all of its operations to be fully integrated. All items in foreign currencies have been translated using the temporal method. Translation gain and loss are recognized currently in earnings. Since the Company was a Canadian company in Fiscal 1996, the financial statements are prepared in accordance with Canadian GAAP. With the re-domestication of the Company in Delaware on October 1, 1996, the Company's financial statements for Fiscal 1997 and subsequent years will be prepared in accordance with United States GAAP.

         As indicated elsewhere in this report, the Company does not include a provision for abandonment or restoration costs in its financial statements, since historically the costs of abandonment of wells have been offset by the salvage value of the related well. The Company believes that it has not incurred any environmental remediations costs of a consequential nature and makes no provisions therefore.

Fiscal 1996

         The Company was unsuccessful in its efforts to raise the capital required to carry out its drilling and workover programs in order to maximize the potential of its properties. However, in spite of the capital constraints, net production rates were maintained at the same level averaging 142 barrels of oil equivalent per day compared with 145 for Fiscal 1995. Gross operating revenues amounted to $805,259 in Fiscal 1996 as compared with $799,397 for Fiscal 1995, year while lease operating expense increased by $119,727 (25.2%) due to higher maintenance costs of older wells and well rework expense.

         Administrative expenses amounted to $810,495 for Fiscal 1996 as compared to $575,650 for the prior Fiscal year. Included in the increased costs are $32,995 of bad debt expenses and $56,750 for shareholder services information in connection with the re-domestication of the Company as a Delaware corporation and the acquisition of Devon Resources, Inc.

         In connection with the Company's timber operations in Guyana, the Company incurred $192,141 in advances and accrued expenses.

Liquidity and Capital Resources

         The Company historically has financed its operations through cash flow from operating activities. Well drilling costs have historically been met by selling interests in a well to be drilled on a turnkey or fixed costs basis to a few individuals having close ties to the Company and its founders. Typically, the Company has recognized a profit in these turnkey arrangements; since it has been able to contract for the drilling of the wells on a costs basis less that the turnkey price. The Company has also been able to secure a free or "carried interest" in these wells as part of the arrangement.

         During the 1994 and 1995 fiscal years the Company experienced difficulties in selling working interests to outside investors, resulting in also a slower pace of drilling activities. During the same period the Company farmed out some of its undeveloped acreage to other operators resulting in the drilling of two gas wells and one oil well being drilled and completed on such leases and the Company was carried free into the tanks for working interest in each of the wells ranging from 5% to 11% at no cost to itself. (See, "Texas Operations".)

         During the third quarter of Fiscal 1996, the Company sold $1,000,000 of a 7% convertible debenture to foreign investors under a Registration "S" Offshore Subscription Agreement. A second Registration "S" 8% convertible debenture in the amount of $1,310,000 was successfully placed with foreign investors during the fourth quarter. The net proceeds from both debentures were used to re-drill a horizontal oil well and rework three other oil wells in the Austin Chalk trend, as well as to retire trade accounts and meet other corporate obligations. Funds when needed were made available to the Company by its controlling shareholders, Messrs. Amir and Erlich in the form of unsecured loans and deferral of payments for administration service charges. (See, "Certain Relationships" and "Related Transactions".) At the end of Fiscal 1996, the amount owed to such individuals was $384,906.

         An increase of $58,764 (22.4%) was recorded in depletion, depreciation and amortization costs. The increase reflects an additional write-down charge of $81,050 of the Company's Clay area leases.

         The Company believes that its relations with trade creditors are good and foresees no immediate problems in deferring payments for a short time or making other necessary arrangements to meet its obligations. The Company continues to seek additional capital with which to continue the development of its holdings as well as acquire producing oil and gas properties having a good development potential. Management is considering both debt and equity additional financing during Fiscal 1997, however there are no assurances that such efforts will be successful.

Capital Expenditures

                  During the fiscal year ended September 30, 1996, the Company participated in the drilling of one gas well in which it has a 45% working interest. The Company's share of drilling and completing the well was $277,162.

Acquisitions

         Effective November 27, 1996, a binding letter of intent was signed with Reserve Production Inc. Liquidating Trust to acquire oil and gas properties with approximately 3 million barrels of oil equivalent and a projected annual operating cash flow of $1.5 million. On December 20, 1996, the Company entered into a definitive agreement for the acquisition of these properties, subject to Bankruptcy Court approval, at a purchase price of $5 million. The Company intends to finance the acquisition and development of these properties with commercial financing.

ITEM 7 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements and schedules are included herein.

       Audited Financial Statements and Supplemental Financial Information

*  Independent Auditors' Report or Audited Consolidated Financial Statements

* Comments by Independent Auditors for United States Readers on Canada - United States reporting Differences

*  Consolidated Balance Sheet

*  Consolidated Statement of Loss

*  Consolidated Statement of Deficit

*  Consolidated Statement of Cash Flow

*  Notes to Consolidated Financial Statements

*  Auditors' Report on Supplemental Financial Information

* Schedule II - Amounts Receivable from Related Parties and Underwriters, Promoters, and Employees Other Than Related Parties

*  Schedule IV - Non-Current Indebtedness of and to Related Parties

*  Schedule V - Property, Plant and Equipment

* Schedule VI - Accumulated Depreciation, Depletion and Amortization of Property, Plant and Equipment

*  Schedule IX - Short-Term Borrowings

*  Schedule X - Supplementary Income Statement Information

                             Other Supplemental Data

*  Estimated Net Quantities of Proven Oil and Gas Reserves

* Standardized Measure of Discounted Future Net Cash Flow from Estimated Production of Proved Oil and Gas Reserves

*  Summary of Changes in Standardized Measure of Discounted Future Net Cash
   Flows

| Coopers
| & Lybrand


--------------------------------------------------------------------------------





                 Daleco Resources Corporation

                 Consolidated Financial Statements

                 For the Years Ended September 30, 1996, 1995 and 1994



--------------------------------------------------------------------------------

                        [COOPERS AND LYBRAND LETTERHEAD]







INDEPENDENT AUDITORS' REPORT

TO THE SHAREHOLDERS OF DALECO RESOURCES
CORPORATION


We have audited the consolidated balance sheets of Daleco Resources Corporation as at September 30, 1996 and 1995 and the consolidated statements of loss, deficit and cash flow for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in Canada. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at September 30, 1996 and 1995 and the results of its operations and the changes in its cash flows for each of the three years in the period ended September 30, 1996 in accordance with accounting principles generally accepted in Canada.




/S/ Coopers & Lybrand
--------------------------
Chartered Accountants




Toronto, Canada
December 4, 1996

                        [COOPERS AND LYBRAND LETTERHEAD]



COMMENTS BY INDEPENDENT AUDITORS FOR UNITED STATES
READERS ON CANADA - UNITED STATES REPORTING
DIFFERENCES


In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by significant doubt about the company's ability to continue as a going concern such as that referred to in the attached balance sheet as at September 30, 1996 and as described in Note 1 of the financial statements.

Our report to the shareholders dated December 4, 1996 is expressed in accordance with Canadian reporting standards which do not permit a reference to such doubt in the audit report when the matter is adequately disclosed in the financial statements.






/S/ Coopers & Lybrand
--------------------------
Chartered Accountants




Toronto, Canada
December 4, 1996

Daleco Resources Corporation

Consolidated Balance Sheets

As at September 30, 1996 and 1995
(Expressed in United States dollars)

-------------------------------------------------------------------------------------------------------------------

                                                                          1996                        1995
-------------------------------------------------------------------------------------------------------------------
Assets

Current Assets

Cash and cash equivalents                                            $      268,185             $        80,012
Accounts receivable (net of provision)                                      983,130                     750,879
                                                                     ------------------------------------------

                                                                          1,251,315                     830,891
Investment in and Advances to Mining Joint
    Venture (note 3)                                                        100,000                     300,000

Oil and Gas Properties and Equipment (note 4)                             3,765,127                   3,958,712

Timber Rights (note 6)                                                    1,028,342                   1,028,342

Mineral Properties (note 7)                                                  15,673                      15,487

Debenture Issue Costs                                                       268,732                    -
                                                                     ------------------------------------------

                                                                     $    6,429,189             $     6,133,432
                                                                     ==========================================
Liabilities

Current Liabilities

Accounts payable and accrued liabilities (note 15)                   $    1,316,404             $     2,190,872
Notes payable (note 8)                                                      800,000                   1,100,000
Drilling deposits                                                            29,000                      51,000
Due to Related Parties (notes 9 and 10)                                     384,906                     129,730
                                                                     ------------------------------------------

                                                                          2,530,310                   3,471,602

Debentures (note 11)                                                      1,710,000                    -
                                                                     ------------------------------------------

                                                                          4,240,310                   3,471,602
                                                                     ------------------------------------------
Capital Stock less Deficit

13,154,854 common shares without par value
    (1995 - 12,077,732) (note 12)                                         8,860,984                   8,360,126

Deficit                                                                  (6,672,105)                 (5,698,296)
                                                                     ------------------------------------------

                                                                          2,188,879                   2,661,830
                                                                     ------------------------------------------

Total Liabilities and Shareholders' Equity                           $    6,429,189             $     6,133,432
                                                                     ==========================================

Contingencies (note 15)


APPROVED ON BEHALF OF THE BOARD

________________________________
Director

________________________________
Director

                (See accompanying notes to financial statements)

Daleco Resources Corporation

Consolidated Statements of Loss

For the years ended September 30, 1996, 1995 and 1994
(Expressed in United States dollars)

-------------------------------------------------------------------------------------------------------------------


                                                                1996              1995                 1994
-------------------------------------------------------------------------------------------------------------------


Gross Operating Revenue                                   $      805,259     $      799,397       $   1,271,571

Loss on Development and Resale
    of Wells (note 4)                                            -                  (46,449)            (39,786)
                                                          -----------------------------------------------------

                                                                 805,259            752,948           1,231,785

Less:   Lease operating expenses                                 593,149            473,422             663,045
        Severance taxes                                           25,827             28,593              32,825
        Depletion, depreciation and amortization                 321,002            262,238             421,988
                                                          -----------------------------------------------------

                                                                (134,719)           (11,305)            113,927
                                                          -----------------------------------------------------

Loss on disposal of Mississippi oil and gas
    rights (note 5)                                              -                  532,854             -
Net loss (gain) on sale of assets                                 21,057            (19,529)            -
Exchange loss (gain)                                                (386)             2,492              58,022
Administration expense                                           810,495            575,650             613,745
Amortization of debenture issue costs                             12,305            -                   -
Financial advisory expenses                                      207,946             28,264              72,705
Timber operation costs (note 6)                                  192,141            -                   -
Interest expense                                                 165,312            108,131             134,049
Write-down of advances to mining joint venture                   200,000            -                   100,000
                                                          -----------------------------------------------------

                                                               1,608,870          1,227,862             978,521

Other Income

Gain on litigation settlement (note 15)                         (769,780)           -                   -
                                                          -----------------------------------------------------

                                                                 839,090          1,227,862             978,521
                                                          -----------------------------------------------------

Net Loss for the Year                                     $     (973,809)    $   (1,239,167)      $    (864,594)
                                                          =====================================================


Basic and Fully Diluted Net Loss
    per Common Share (note 12(d))                         $        (0.08)    $        (0.10)      $       (0.08)
                                                          =====================================================



                (See accompanying notes to financial statements)

Daleco Resources Corporation

Consolidated Statements of Deficit

For the years ended September 30, 1996, 1995 and 1994
(Expressed in United States dollars)

-------------------------------------------------------------------------------------------------------------------


                                                                1996              1995                 1994
-------------------------------------------------------------------------------------------------------------------


Deficit - Beginning of Year                               $   (5,698,296)    $   (4,459,129)      $  (3,594,535)

Net loss for the year                                           (973,809)        (1,239,167)           (864,594)
                                                          -----------------------------------------------------

Deficit - End of Year                                     $   (6,672,105)    $   (5,698,296)      $  (4,459,129)
                                                          =====================================================



                (See accompanying notes to financial statements)

Daleco Resources Corporation

Consolidated Statements of Cash Flow

For the years ended September 30, 1996, 1995 and 1994
(Expressed in United States dollars)

-------------------------------------------------------------------------------------------------------------------

                                                                1996              1995                 1994
-------------------------------------------------------------------------------------------------------------------
Operating Activities

Net loss for the year                                     $     (973,809)    $   (1,239,167)      $    (864,594)

Items not affecting working capital
    Depletion, depreciation and amortization                     321,002            262,238             421,988
    Amortization of debenture issue costs                         12,305            -                   -
    Write-down of advances to
        mining joint venture                                     200,000            -                   100,000
    Loss on development and resale of wells                      -                   46,449              39,786
    Loss on disposal of Mississippi oil and
        gas rights                                               -                  532,854             -
    Loss (gain) on sale of oil and gas properties                 21,057            (19,529)            -
    Gain on litigation settlement                               (769,780)           -                   -
    Accrued interest on conversion of debt                         8,017            -                   -
                                                          -----------------------------------------------

                                                              (1,181,208)          (417,155)           (302,820)

Increase in accounts receivable                                  (82,251)          (476,499)            (87,369)
(Decrease)/increase in accounts payable                         (390,756)            95,140             622,267
(Decrease)/increase in advances received on
    well costs                                                   (22,000)            51,000             -
Drilling and work over costs                                    (818,139)          (212,038)         (1,863,738)
Net proceeds from settlement of litigation                       611,573            -                   -
Proceeds of drilling program                                     525,500            -                 1,350,000
                                                          -----------------------------------------------------

Cash used for operating activities                            (1,357,281)          (959,552)           (281,660)
                                                          -----------------------------------------------------

Investing Activities

Drilling and lease acquisition costs incurred                   (344,704)           (29,822)            (38,367)
Mineral properties acquisition                                      (186)           (15,487)            -
Timber rights acquisition                                        -               (1,028,342)            -
Proceeds from sale of oil and gas properties                       4,500            130,374             -
Increase in advance to Deven Resources Inc.                     (150,000)           -                   -
Decrease in lease acquisition and well costs                     158,864            699,308             -
                                                          -----------------------------------------------

Cash used for investing activities                              (331,526)          (243,969)            (38,367)
                                                          -----------------------------------------------------

Financing Activities

(Decrease) increase in notes payable                            (300,000)           800,000             300,000
Increase (decrease) in amounts due to related
    parties                                                      255,176             83,237          (1,292,192)
Issuance of stock                                                -                1,024,881           1,309,737
Redemption of stock                                              -                 (699,358)            -
Issuance of convertible debentures                             2,310,000            -                   -
Debenture issue costs                                           (388,196)           -                   -
                                                          -----------------------------------------------

Cash provided from financing activities                        1,876,980          1,208,760             317,545
                                                          -----------------------------------------------------

Increase (Decrease) in Cash and
  Cash Equivalents                                               188,173              5,239              (2,482)

Cash and Cash Equivalents -
    Beginning of Period                                           80,012             74,773              77,255
                                                          -----------------------------------------------------

Cash and Cash Equivalents -
    End of Period                                         $      268,185     $       80,012       $      74,773
                                                          =====================================================

                (See accompanying notes to financial statements)

Daleco Resources Corporation

Notes to Consolidated Financial Statements

For the years ended September 30, 1996, 1995 and 1994
(Expressed in United States dollars)
--------------------------------------------------------------------------------


1.      Continued Operations

        The financial statements have been prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. As at September 30, 1996 the Company has reported a loss of $973,809 and had net current liabilities of $1,278,995. The ability of the Company to meet these liabilities and to continue as a going concern is dependent upon the availability of future funding and the continued financial support from parties related to the Company.

        Management has taken significant steps to generate positive cash flow and improve operations. As discussed in Note 19, the Company completed its merger with Deven Resources Inc. effective October 1, 1996. In conjunction with this merger, the Company redomesticates into the United States. Deven Resources Inc. provides the Company with oil and gas management and operations experience in four states. In addition, effective November 27, 1996, the Company signed a binding letter of intent to acquire oil and gas properties with approximately 3 million barrels of oil equivalent in exchange for cash consideration of $5,000,000. Negotiation is underway to obtain loan facility to finance the acquisition. Management believes these steps, along with the proposed development of existing reserves, will result in a positive cash flow and improved liquidity for fiscal 1997.


2.      Summary of Significant Accounting Policies

        (a)    Use of estimates

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        (b)    Basis of consolidation

               These consolidated financial statements of Daleco Resources Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles in Canada and include the accounts of the Company and its wholly-owned subsidiaries in the United States, Westlands Resources Corporation and Sustainable Forest Industries Inc. ("SFI"). The Company's investments in oil and gas leases are accounted for using proportionate consolidation whereby the Company's prorata share of each of the assets, liabilities, revenues and expenses of the investments are aggregated with those of the Company in its financial statements.

Daleco Resources Corporation

Notes to Consolidated Financial Statements

For the years ended September 30, 1996, 1995 and 1994
(Expressed in United States dollars)
--------------------------------------------------------------------------------


2.      Summary of Significant Accounting Policies (cont'd)

        (c)    Oil and gas properties and equipment

               The Company follows the successful efforts method of accounting for the costs of exploration and development activities. Direct acquisition costs of developed and undeveloped leases are capitalized. Costs of undeveloped leases on which proved reserves are found are transferred to proven oil and gas properties. Each undeveloped lease with significant acquisition cost is reviewed periodically and a valuation allowance provided for any estimated decline in value. Capitalized costs of proved developed leases are charged to income on the units of production basis based upon total proved reserves. The capitalized costs of these proved developed leases are written down to their projected net recoverable amount.

               Costs of exploratory wells found to be dry during the year or before the issuance of these financial statements are charged against earnings in that year. Costs of successful exploration wells and development wells are capitalized. All costs of development wells and successful exploration wells are charged to earnings on a unit-of-production basis based upon proved developed reserves. Where the costs of developed wells and successful exploration wells exceed projected net recoverable amounts, such wells are written down to their projected net recoverable amount. Net recoverable amount is the aggregate of estimated undiscounted future net revenues from proven reserves less operating and production expenses.

        (d)    Site restoration, dismantlement and abandonment costs

               The salvage value of producing wells is expected to exceed the cost of site restoration and abandonment. As a result, no such costs are accrued in these financial statements.

        (e)    Investment in Minera La Yesca

               The investment in Minera La Yesca (the "Venture") is recorded at cost less certain impairment provisions. At each balance sheet date the estimated net recoverable value of the investment is calculated based upon the underlying assets of the Venture. Provisions are made to write the investment down to this net recoverable value.

        (f)    Mineral Properties

               The Company has recorded the acquisition of mineral claims at cost. These costs along with any future exploration and development costs relating to mineral properties are deferred until the properties are brought into production, at which time they are amortized on a unit-of-production basis, or until the properties are abandoned or sold or management determines that the mineral property is not economically viable, at which time the deferred costs are written off.

        (g)    Timber rights

               The Company has recorded the acquisition of timber rights at cost. These costs are deferred until commercial production commences. Where the costs exceed projected net recoverable amounts, the timber rights are written down to the projected net recoverable amount. Net recoverable amount is the aggregate of estimated undiscounted future net revenues from sale of timber less operating and production expenses.

Daleco Resources Corporation

Notes to Consolidated Financial Statements

For the years ended September 30, 1996, 1995 and 1994
(Expressed in United States dollars)
--------------------------------------------------------------------------------


2.      Summary of Significant Accounting Policies (cont'd)

        (h)    Foreign exchange

               As the Company considers all of its operations to be fully integrated and its functional currency to be the United States dollar, all items in foreign currencies have been translated using the temporal method. Under this method, monetary assets and liabilities and non-monetary items carried at market values are translated at the year-end exchange rate or at the appropriate hedge rate. Other non-monetary items, revenues and expenses are translated at approximate rates in effect at dates of transactions, except depreciation, depletion, and amortization which are translated at the same rates as the related assets. The books and records of the foreign operations are not maintained in the Company's functional currency and any gains and losses from remeasurement in the functional currency are recognized currently in earnings.

        (i)    Cash and cash equivalent

               Cash and cash equivalent includes cash and investments with original maturities of three months or less.


3.      Investment in and Advances to Mining Joint Venture

        The Company participated in an agreement dated March 12, 1980, (revised October 18, 1980) to purchase 25% of the issued shares of Minera La Yesca, a Mexican mining corporation. Funds were advanced to Minera La Yesca to help finance the cost of placing the Pinabete Silver Mine (the "mine") in Mexico into production. The investment in and advances to Minera La Yesca have been recorded at cost. Due to operating losses, resulting from the continuing low price of silver, the mine was taken out of production during 1991.

        The investment in the advances to Minera La Yesca, which were recorded at cost, have been written down to approximate their net recoverable value based on the value of equipment owned by Minera La Yesca.

        Investment in and advances to Minera La Yesca were as follows:

                                                   1996                 1995

        Shares                               $      168,213       $     168,213
        Advances                                  1,762,205           1,762,205
        Interest charged on advances              1,393,729           1,393,729
        Provisions                               (3,224,147)         (3,024,147)
                                             ----------------------------------

                                             $      100,000       $     300,000
                                             ==================================

Daleco Resources Corporation

Notes to Consolidated Financial Statements

For the years ended September 30, 1996, 1995 and 1994
(Expressed in United States dollars)

-------------------------------------------------------------------------------


4.      Oil and Gas Properties and Equipment

                                                                                   1996                 1995

        Proven lease acreage costs                                           $    2,428,092       $   2,364,087
        Proven undeveloped lease acreage costs                                    1,906,220           2,065,084
        Well costs                                                                1,500,942           1,484,916
                                                                             ----------------------------------
                                                                                  5,835,254           5,914,087
        Accumulated depletion, depreciation and amortization                      2,075,581           1,960,829
                                                                             ----------------------------------

                                                                                  3,759,673           3,953,258
                                                                             ----------------------------------

        Other equipment                                                               6,060               6,060

        Accumulated depreciation                                                        606                 606
                                                                             ----------------------------------

                                                                                      5,454               5,454
                                                                             ----------------------------------

                                                                             $    3,765,127       $   3,958,712
                                                                             ==================================

        The wholly-owned subsidiary Westlands Resources Corporation ("Westlands") has carried interests in producing oil wells which have been acquired at no cost and are not included on the balance sheet.

        During the year ended September 30, 1996, Westlands farmed out additional undeveloped gas acreage in Brazos County, Texas to a non-affiliated entity. The farmee has drilled two successful horizontal wells on such acreage and exercised its right to drill another 794 acre tract for a consideration of $158,864. The undeveloped lease costs were reduced by this amount.

        During 1995 and 1994, the Company incurred losses of $46,449 and $39,786 respectively on wells which were drilled at a cost in excess of the fixed cost agreed upon between the Company and other working interests. No such loss was incurred in 1996. Well costs financed independently by the Company and totalling $573,337 (1995 - $165,589, 1994 - $483,520)
        were capitalized. Capitalized well costs net of accumulated depreciation and amortization are less than the estimated future revenue expected to be generated from the Company's interests in the wells.


5.      Mississippi Oil and Gas Rights

        Pursuant to an agreement with CMW Oil Company, CMW Chalk Company Inc. and CMW Energy Company ("the Vendors") dated May 26, 1992 (amended June 26, 1992 and July 22, 1992) the Company acquired in July 1992, through its wholly-owned subsidiary Westlands, a number of oil and gas rights in Mississippi.

Daleco Resources Corporation

Notes to Consolidated Financial Statements

For the years ended September 30, 1996, 1995 and 1994
(Expressed in United States dollars)
--------------------------------------------------------------------------------


5.      Mississippi Oil and Gas Rights (cont'd)

        Consideration of $2,560,000 was to be satisfied by the issue of 2,560,000 fully paid common shares of the Company and a warrant to purchase 500,000 common shares at a purchase price of $1 per share. In addition the Company agreed to issue to a non-affiliated company 180,000 shares of common stock.

        In July 1992, 1,280,000 shares were issued under the agreement as well as a warrant for 250,000 shares which expired on July 22, 1993 unexercised. 90,000 shares were also issued to a non-affiliated company. The balance of the shares and warrants were to be issued before December 31, 1992. Due to the unsuccessful stock issue of the Company these additional shares were not issued and, according to the terms of the agreement, the Company retained its interest in the oil and gas rights.

        Effective February 1, 1995, Westlands sold and reassigned its oil and gas rights in the Mississippi properties back to the Vendors. In consideration, Daleco received 1,000,000 of the 1,280,000 common shares originally issued for the purchase. As a result of this transaction, the Company recorded a loss on the resale of the oil and gas rights of $532,854.

6.      Timber Rights Acquisition

        Effective September 29, 1995, the Company entered into an agreement ("Acquisition Agreement") to purchase 100% of the issued and outstanding shares of the common stock of Sustainable Forest Industries Inc. ("SFI"), a privately held Delaware Company, in exchange for 1,500,000 shares of common stock of the Company.

        Prior to this, SFI entered into a Timber Acquisition Agreement on September 27, 1995 with Oreu Timber and Trading Co. Ltd. ("Oreu"), a Guyana Corporation which is an affiliate of May Joy Agricultural Cooperative Society Ltd. ("May Joy"). Under the terms of the agreement, SFI has been assigned the exclusive harvesting and cutting rights for the timber concession issued by Permit No. 1367. This permit was originally granted to May Joy who subsequently assigned harvesting rights to Oreu as per an agreement dated January 3, 1995.

        In exchange for the timber rights, Oreu received a 10% ownership of SFI. This ownership was subsequently converted to equivalent shares of the Company as a result of the acquisition of SFI.

        The acquisition has been accounted for by the purchase method. The purchase price of $962,500 was determined based on the fair value of the 1,500,000 common shares of Daleco given up to acquire SFI. The fair value of the net liabilities of SFI acquired is $65,842 resulting in consideration of approximately $1,028,500 which has been recorded as timber rights.

Daleco Resources Corporation

Notes to Consolidated Financial Statements

For the years ended September 30, 1996, 1995 and 1994
(Expressed in United States dollars)
--------------------------------------------------------------------------------


6.      Timber Rights Acquisition (cont'd)

        Under the terms of the Acquisition Agreement, the Company is obligated to raise $1,500,000 either in the form of debt or equity, $750,000 of which the Company must provide to support the operations of SFI. As of September 30, 1996, this condition has been partially met. Due to excess sawmill capacity that exists in Guyana, the Company is reassessing its commitments and believes that the immediate cash requirement will be lower than originally anticipated.

        Due to limited financial resources during the year ended September 30, 1996, the Company was unable to generate commercial quantities of timber.


7.      Mineral Properties

        In February 1995, the Company acquired 109 mining claims from shareholders of the Company for $15,487 representing their cost to acquire the claims. These claims adjoin properties owned by Regent Ventures Ltd. ("Regent"). The option joint venture agreement with Regent to acquire up to an undivided 50% interest in Regent's holdings expired on December 31, 1995. The Company is now formulating a plan of exploration which may or may not include Regent or other parties.


8.      Note Payable

        During the year ended September 30, 1996, the Company repaid $300,000 on the $1,100,000 note payable.

        During the year ended September 30, 1995, the Company received $1,100,000 in return for a note payable, with the producing wells of the Company used as collateral. Interest of 10% per annum is due monthly.

Daleco Resources Corporation

Notes to Consolidated Financial Statements

For the years ended September 30, 1996, 1995 and 1994
(Expressed in United States dollars)
--------------------------------------------------------------------------------


9.      Due to (from) Related Parties
                                                     1996              1995
        Net due to Haly Corporation -
          Bearing interest at prime + 1%        $   175,054       $   109,871
          Bearing interest at TCD + 1.5%              -                61,730
                                                -----------------------------

                                                    175,054           171,601
                                                -----------------------------
        Net due (from) to Amir and Erlich -
          Bearing interest at prime + 1.5%            -              (160,241)

          Bearing interest at prime + 3%             90,209           151,000
          Non-interest bearing                        -               (32,630)
          Bearing interest at 7%                    119,643             -
                                                -----------------------------

                                                    209,852           (41,871)
                                                -----------------------------

                                                $   384,906       $   129,730
                                                =============================

        All amounts due to related parties are denominated in U.S. dollars. There are no fixed repayment terms for these amounts.


10.     Related Party Transactions

        Remuneration of directors for the year ended September 30, 1996 was $10,989 and for the years ended September 30, 1995 and 1994 was $10,905 and $11,071. Remuneration for the years ended September 30, 1996, 1995, 1994, 1993 and 1992 have yet to be paid to the directors.

        Haly Corporation (whose shareholders are shareholders and directors of the Company) has charged, after amounts recovered from third parties, for the year ended September 30, 1996 the sum of $568,000 (for the years ended September 30, 1995 and 1994 respectively $385,000 and $369,500) for administrative services including remuneration of Dov Amir and Louis Erlich who both were officers and directors of the Company.

        In February 1995 the Company acquired 109 mining claims from Messrs. Amir and Erlich, directors and shareholders of the Company at their original cost of acquisition of $15,487.

        Haly Corporation charged interest in the amount of $11,749 for the year ended September 30, 1996 ($6,378 for 1995 and $87,403 for 1994). Amir
        and Erlich charged interest in the amount of $20,606 for the year ended September 30, 1996 ($8,136 for 1995 and $26,646 for 1994).

Daleco Resources Corporation

Notes to Consolidated Financial Statements

For the years ended September 30, 1996, 1995 and 1994
(Expressed in United States dollars)
--------------------------------------------------------------------------------


11.     Debentures
                                                      1996               1995

        7% Convertible Debentures                $      400,000       $       -
        8% Convertible Debentures                     1,310,000               -
                                                 ------------------------------

                                                 $    1,710,000       $       -
                                                 ==============================

        (a)    7% Convertible debentures

               On May 31, 1996 the Company issued $1,000,000 of 7% convertible debentures with interest payable in cash or stock on a semi-annual basis, and a term of three years. The placement agent's fees were 10% of the gross proceeds, and 100,000 warrants at U.S. $1.00 and a five year term (see note 12(b)). The debentures may be converted after a holding period of: (a) as to 50% of the principal amount, 40 days (July 10, 1996), and (b) the remaining 50%, 60 days (July 30, 1996). The debentures are convertible into the Company's common stock at the lessor of: (1) a 35% discount on the previous five day average closing bid price at conversion, or; (2) the previous five day average closing bid price at closing (May 31,1996). As of September 30, 1996 $600,000 of the 7% debentures have been converted into 1,077,122 common shares.

        (b)    8% Convertible debentures

               On September 11, 1996 the Company issued $1,310,000 worth of 8% convertible debentures with interest payable in stock only and accruing until conversion or redemption after the term of two years. The placement agent's fees were 10% of the gross proceeds, and 122,111 warrants discussed in note 12(c)). The debentures may be converted after a holding period of: (a) as to 50% of the principal amount, 45 days after closing (October 27, 1996), and
               (b) as to the remaining 50%, 65 days after closing (November 16, 1996). The debentures and accrued interest are convertible into the Company's common stock at the lessor of: (1) the fixed conversion price ($1.0171875), or (2) 75% of the average closing bid price for the five trading days immediately preceding the date of conversion. As of September 30, 1996 none of the 8% debentures have been converted.


        The fair value of the debentures is not materially different from the carrying amount on the balance sheet.

Daleco Resources Corporation

Notes to Consolidated Financial Statements

For the years ended September 30, 1996, 1995 and 1994
(Expressed in United States dollars)
--------------------------------------------------------------------------------


12.     Capital Stock

                                                            Number of            Number of
                                                          common shares      preferred shares
                                                           without par          without par
                                                   Ref.       value                value              Amount

        Authorized                                            20,000,000         50,000,000
                                                          ---------------------------------

        Balance as at September 30, 1994                      11,251,144           -              $   8,034,603

        Issued in consideration for
          underwriting services                    (1)            20,260           -                      8,164

        Issued in consideration for loan           (2)           306,328           -                     54,217

        Redeemed on resale of Mississippi
          properties                               (3)        (1,000,000)          -                   (699,358)

        Consideration for Timber Properties        (4)         1,500,000           -                    962,500
                                                          -----------------------------------------------------

        Balance as at September 30, 1995                      12,077,732           -                  8,360,126

        Issued upon conversion of
          Debentures                               (5)         1,077,122           -                    500,858
                                                          -----------------------------------------------------

        Balance as at September 30, 1996                      13,154,854           -              $   8,860,984
                                                          =====================================================


        (1) In November 1994, the Company issued 20,260 shares in consideration for underwriting services.

        (2) In January 1995 the Company issued 306,328 shares as a bonus consideration for a loan agreement with unrelated parties.

        (3) In March 1995 the Company received 1,000,000 shares of its common stock on the resale of its Mississippi oil and gas rights.

        (4) On September 29, 1995 the Company acquired Sustainable Forest Industries, Inc. for consideration of 1,500,000 common shares and 500,000 stock warrants each exercisable for one common share.

        (5) During the fourth quarter ended September 30, 1996, $600,000 of the 7% Convertible Debentures plus $8,017 of accrued interest less unamortised issue costs were converted into 1,077,122 common shares.

Daleco Resources Corporation

Notes to Consolidated Financial Statements

For the years ended September 30, 1996, 1995 and 1994
(Expressed in United States dollars)
--------------------------------------------------------------------------------


12.     Capital Stock (cont'd)

        (a)    Common stock options

               In January 1995, the Company granted common stock purchase options expiring on January 6, 2000 for 850,000 common shares at Cdn. $0.32 per share. On the same date, the common stock purchase options previously outstanding, which expire on September 5, 1995 for 356,704 common shares at Cdn. $0.42 per share, were gifted back to the Company and cancelled. The following summary sets out the activity in common stock purchase options:

                                                                 1996               1995                 1994

               Outstanding at beginning of year                  850,000            356,704             356,704
               Cancelled                                        (150,000)          (356,704)             -
               Granted                                            -                 850,000              -
               Exercised                                          -                   -                  -
                                                          ------------------------------------------------

               Outstanding at end of year                        700,000            850,000             356,704
                                                          =====================================================

        (b)    Common stock warrants

               Effective September 29, 1995, the Company granted 500,000 common stock purchase warrants expiring on September 30, 2000. Each warrant may be exercised for one common share at US $0.25 per share. The Company entered into various consulting agreements dated March 27, 1996 with financial advisors. As part of these agreements, effective May 8, 1996 the Company granted 2,400,000 common stock purchase warrants expiring on May 8, 2001. Each warrant may be exercised for one common share; 2,300,000 warrants have an exercise price of US $0.35 each, and 100,000 warrants have an exercise price of US $1.00 each. The exercise price of the warrants exceeded the March market value of the Company's common stock. The following summary details the activity of the common stock warrants:

                                                                            1996                        1995

               Outstanding at beginning of year                             500,000                      -
               Granted                                                    2,400,000                     500,000
               Exercised                                                    -                            -
                                                                     -------------------------------------

               Outstanding at end of year                                 2,900,000                     500,000
                                                                     ==========================================

Daleco Resources Corporation

Notes to Consolidated Financial Statements

For the years ended September 30, 1996, 1995 and 1994
(Expressed in United States dollars)
--------------------------------------------------------------------------------


12.     Capital Stock (cont'd)

        (c)    Common stock warrants attached to debentures

               In connection with the issuance of the 8% convertible debentures in September 1996; a number of warrants were granted to the holders of the debentures, the agents, and subagents who placed the debentures. As of September 30, 1996 the number of warrants outstanding is indeterminable due to the exercise formula which is based upon a number of variables and future transactions.

               With respect to the warrants granted to the debenture holders and subagents, the warrants are granted in three equal instalments on September 11, 1996; November 26, 1996; and June 8, 1997. These warrants will expire five years from the date of each instalment:
               September 11, 2001; November 26, 2001; and June 8, 2002. The number of shares of common stock into which the warrants may be converted and the exercise price of the warrants will be determined by (among other variables and future events) the amount of debentures still outstanding on each date of grant, and the average closing bid price of the Company's common stock for the five trading days immediately preceding each date of grant.

               On September 11, 1996 a total of 122,111 warrants expiring on September 11, 2001 were granted to the agents. The warrants may be exercised at any time before the expiration date by either of the two methods as follows: (1) each warrant may be exercised for one common share with an exercise price of U.S. $1.073, or (2) all or a portion of the warrants may be exercised on a cashless basis where a reduced number of shares of common stock will be issued based upon the difference between the average closing price of the Company's common stock for the five business days immediately preceding the date of exercise and the exercise price, divided by the average closing market price, times the number of warrants being exercised.

        (d)    Net income per share

               Net income per share was calculated on the basis of the weighted average number of shares outstanding which amounted to 12,223,541 for the year ended September 30, 1996 (1995 - 12,030,140; 1994 -
               10,214,860 shares). For the years ended September 30, 1996, 1995 and 1994 the exercise of the options and warrants outstanding as at year end did not have a dilutive effect on the net income per share.

Daleco Resources Corporation

Notes to Consolidated Financial Statements

For the years ended September 30, 1996, 1995 and 1994
(Expressed in United States dollars)
--------------------------------------------------------------------------------


13.     Income Taxes

        The Company has no current and deferred taxes payable. The Company and its subsidiary have significant tax losses to be applied against future income. The parent company has losses of approximately C$2 million which can be utilized against Canadian sourced income of the parent company following the redomestication to the United States in various years through 1999. The subsidiary Company's tax filings show net operating losses to be applied against future taxable income in the amount of approximately US$25 million to be utilized in various years through 2009. The tax benefit of these losses is estimated to be approximately US$10 million. No potential benefit of these losses has been recognized in the accounts.


14.     Interest and Taxes Paid

        The Company paid interest to unrelated parties with respect to notes payable in the amount of $110,126 (1995 - $93,617; 1994 - $20,000) and debenture interest of $22,831 (1995 - $nil; 1994 - $nil) during the year ended September 30, 1996. State franchise taxes of $25 were paid in the year ended September 30, 1996 (1995 - $313; 1994 - $313).


15.     Contingencies

        Included in accounts payable at September 30, 1995 is $483,712 due to Questor Drilling Corporation ("Questor") (1994 - $483,712). The Company's subsidiary, Westlands, is seeking damages of $450,000 against Questor Drilling Corporation and Cheyenne Services Inc. in connection with the drilling of a well in 1993. Questor Drilling Corporation filed a counter claim against Westlands Resources Corporation for $485,000.

        Westlands is also seeking damages against System Pipe & Supply Co. and Four Star Pipe Services Inc. of at least $600,000 and possible additional damages of an additional $1.5 million plus lost profits and revenues that are undetermined.

        During December 1995, both of the Company's legal actions were settled out of court on terms favourable to the Company and its subsidiary, Westlands. In the action involving Questor and Cheyenne Services, Inc. ("Cheyenne"), Questor has released Westlands of all liabilities, and Cheyenne must pay a sum of $50,000 to Westlands. In the action involving System Pipe & Supply Co., Westlands accepted a settlement offer of $580,000. The settlement amounts of $630,000 plus released liabilities of $483,712 less the capitalized well costs, representing some of the cost overrun from previous years, resulted in a gain of $769,780.

Daleco Resources Corporation

Notes to Consolidated Financial Statements

For the years ended September 30, 1996, 1995 and 1994
(Expressed in United States dollars)
--------------------------------------------------------------------------------


16.     Segmented Information

        Substantially all of the Company's operating activities are in oil and gas exploration and development in the United States which is considered to be the Company's domestic segment. In addition, the Company has a 100% owned subsidiary involved in the harvesting of timber Concessions in Guyana.

        The following table identifies customers of the Company who purchased greater than ten percent of the oil and gas produced by the Company:

                                                                          1996                        1995
                                                                      Percentage of               Percentage of
                                                                       total sales                 total sales
                                                                            %                           %
        Oil production -
          Pride Pipeline Company                                            100%                       100%
          Petro Source (1)                                                 -                          -
        Gas Production -
          Aquila Southwest Pipeline Corporation                             35.7                       40.5
          Austin Chalk National Gas Marketing Services                      59.1                       59.5
          New Brenen Corporation                                             5.2                      -

     (1) Petro Source purchased oil from the Mississippi properties which were sold in 1995.


17.     Differences from United States Accounting Principles

        These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada. United States generally accepted accounting principles ("US GAAP") differ in the following material area which affect the statement of cash flow.

        The issuance of common shares in exchange for timber rights and debt forgiveness would not be included in the statements of cash flow.

Daleco Resources Corporation

Notes to Consolidated Financial Statements

For the years ended September 30, 1996, 1995 and 1994
(Expressed in United States dollars)
--------------------------------------------------------------------------------


17.     Differences from United States Accounting Principles (cont'd)


                                                                1996              1995                 1994
        Cash Flows Provided from (Used in)
            Financing Activities as Reported              $    -        (1)  $    1,208,760       $       317,545


        Forgiveness of amounts due to related
            parties                                            -                   -                    1,309,737
        Issuance of shares in exchange for timber
            and debt forgiveness                               -                 (1,024,881)           (1,309,737)
        Redemption of shares                                   -                    699,358              -
                                                          -------------------------------------------------------

        Cash Provided from (Used in)
            Financing Activities Based on US
            Accounting Principles                         $    -             $      883,237       $       317,545
                                                          =======================================================


                                                                1996              1995                 1994
        Cash Flows Provided from (Used in)
            Investing Activities as Reported              $    -        (1)  $     (243,969)      $       -      (1)


        Timber rights acquisition                              -                  1,028,342               -

        Decrease in lease acquisition
            and well costs                                     -                   (702,819)              -
                                                           -------------------------------------------------------

        Cash Provided from (Used in)
            Investing Activities Based on US
            Accounting Principles                         $    -             $       81,554       $       -
                                                          =======================================================

          (1) There is no difference in cash flows between as reported and based on U.S. Accounting Principles.

Daleco Resources Corporation

Notes to Consolidated Financial Statements

For the years ended September 30, 1996, 1995 and 1994
(Expressed in United States dollars)
--------------------------------------------------------------------------------


18.     Additional Information on Petroleum and Natural Gas Activities

                                                                                                   Depreciation,
                                               Property                              (1)           depletion and
                                              acquisition       Exploration      Development       amortization
                                                   $                 $                $                  $

        September 30, 1996                        -                 -               637,343            321,002
                                             ===========      ============          =======            =======

        September 30, 1995                        -                 -               195,411            262,238
                                             ===========      ============          =======            =======

        September 30, 1994                        -                 -               512,319            421,988
                                             ===========      ============          =======            =======


        (1) Development costs include costs associated with the developed leaseholds as well as tangible and intangible well costs.


19.     Subsequent Event

        Under the Stock Purchase Agreement, effective October 1, 1996, the Company acquired 100% of the outstanding stock of Deven Resources, Inc. in exchange for 2.6 million shares of common stock with a market value of approximately $2.4 million. $150,000 was advanced to Deven Resources Inc. at year end. The acquisition will be accounted for using the purchase method of accounting, and, accordingly, the purchase price will be allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition.


20.     Commitment

        The Company is committed under various consulting agreements dated March 27, 1996 with financial advisors for their services as follows:

        1997                             $209,500
        1998                              130,000
                                          -------
                                         $339,500
                                         ========

Daleco Resources Corporation

Notes to Consolidated Financial Statements

For the years ended September 30, 1996, 1995 and 1994
(Expressed in United States dollars)
--------------------------------------------------------------------------------

21.     Employment Contracts

        (a) In connection with the acquisition of SFI and under Management Agreement dated April 17, 1995, the Company agrees to engage two key officers for a period of seven years ending April 17, 2002. The two key officers are entitled to a base salary of $75,000 plus additional incentive payments each based upon a percentage of net income of SFI. At the time of termination for any reason, the key officers are entitled to a severance payment equal to the total of the annual base salary plus additional annual incentive payments he is then receiving multiplied by the remaining years, or portions thereof, of the contract period.

             The salaries for fiscal 1996 have been accrued and included in timber operation costs but not paid.

        (b) In connection with the acquisition of Deven and under Stock Purchase Agreement dated October 1, 1996, the Company agrees that should certain Deven Officers be involuntarily terminated, other than in response to the Deven Officer's gross negligence, willful misconduct, ineptitude or inability to perform the duties of his position, ("Involuntary Personnel Action") on or before September 30, 2001 ("Coverage Period"), the said Deven Officer who was the object of said Involuntary Personnel Action shall be entitled to receive a sum equal to 150% of the aggregate base salary plus the cash equivalent of all benefits for the period of time between the date of the Involuntary Personnel Action and the remaining portion of the Coverage Period ("Settlement Consideration").

             However, the Settlement Consideration shall not be less than two years severance even though the period between the Involuntary Personnel Action and the expiration of the Coverage Period be less than two years.

| Coopers
| & Lybrand



--------------------------------------------------------------------------------

                    Daleco Resources Corporation

                    Supplemental Financial Information

                    As at September 30, 1996, 1995 and 1994


--------------------------------------------------------------------------------

                         [COOPERS & LYBRAND LETTERHEAD]





AUDITORS' REPORT

TO THE SHAREHOLDERS OF DALECO RESOURCES CORPORATION


Our report on the consolidated financial statements of Daleco Resources Corporation is included in this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index to this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



/s/ Coopers & Lybrand
-----------------------------
Chartered Accountants




Toronto, Canada
December 4, 1996



      Coopers & Lybrand is a member of Coopers & Lybrand International, a limited liability association incorporated in Switzerland

Schedule II - Amounts Receivable From Underwriters, Promoters, and Employees
              Other Than Related Parties Years Ended September 30, 1996, 1995 and 1994

--------------------------------------------------------------------------------

                          Daleco Resources Corporation


This schedule has been omitted as the information required is furnished in note 3 to the consolidated financial statements. The only amounts due are those advanced to Minera La Yesca.

The current accounts receivable include $150,000 advances to Deven Resources, Inc. and remaining third party sales of petroleum products.

Schedule IV - Noncurrent Indebtedness of and to Related Parties
              Year Ended September 30, 1996

--------------------------------------------------------------------------------

                          De1eco Resources Corporation

This schedule has been omitted as there is no noncurrent indebtedness of and to related parties.

Schedule V - Property, Plant and Equipment
             Year Ended September 30, 1996
             (Expressed in thousands of United States dollars)


--------------------------------------------------------------------------------

                          Daleco Resources Corporation


Note: No separate disclosure given to field and office equipment included in above noted caption as balance of such approximates only 1% of total oil and gas properties and equipment.

                                                                     Year ended September 30,
                                                     -------------------------------------------------
                                                            1996              1995                1994
COST

Proven Lease Acreage

Balance - beginning of year                            $ 2,364             $  3,580            $  3,551
Additions                                                   64                   30                  29
Reclassification*                                           -                    -                  -
Disposals                                                   -                (1,246)                -
                                                      -------------------------------------------------
Balance - End of Year                                    2,428                2,364               3,580
                                                      -------------------------------------------------

Proven Undeveloped Lease Acreage

Balance - beginning of year                              2,065                   -                  -
Additions                                                  -                     -                  -
Reclassification*                                          -                  2,065                 -
Disposals                                                 (159)                  -                  -
                                                      -------------------------------------------------
Balance - End of Year                                    1,906                2,065                 -
                                                      -------------------------------------------------

Unproven Undeveloped Lease Acreage

Balance - beginning of year                                -                  2,175               2,175

Additions                                                  -                     -                  -

Reclassification*                                          -                 (2,065)                -

Disposals                                                  -                   (110)                -
                                                      -------------------------------------------------
Balance - End of Year                                      -                     -                2,175
                                                      -------------------------------------------------

Well Costs

Balance - beginning of year                               1,485               1,475                 991

Additions                                                   585                 166                 484

Disposals                                                  (569)               (156)                -
                                                      -------------------------------------------------
Balance - End of Year                                     1,501               1,485               1,475
                                                      -------------------------------------------------
Total Cost                                             $  5,835            $  5,914            $  7,230
                                                      =================================================

* Costs associated with proven undeveloped lease acreage that were included as unproven in prior years have been reclassified as proven as at September 30, 1994. Costs associated with unproven undeveloped lease acreage have been reclassified as proven undeveloped as at September 30, 1995.

Schedule VI - Accumulated Depreciation, Depletion and Amortization of Property,
              Plant and Equipment
              Year Ended September 30, 1996
              (Expressed in thousands of United States dollars)

--------------------------------------------------------------------------------

                          Daleco Resources Corporation


                                                     Year ended September 30,
                                                  -----------------------------
                                                   1996         1995       1994

ACCUMULATED DEPRECIATION AND DEPLETION

Proven Lease Acreage

Balance - beginning of year                    $  891     $  895      $  778
Charge for the year                               197         43         117
Reclassification                                 --         --          --
Disposals                                        --          (47)       --
                                               -----------------------------
Balance - End of Year                           1,088        891         895
                                               -----------------------------
Proven Undeveloped Lease Acreage

Balance - beginning of year                       362       --          --
Charge for year                                  --         --          --
Reclassification                                 --          362        --
Disposals                                        --         --          --
                                               -----------------------------
Balance - End of Year                             362        362        --
                                               -----------------------------

Unproven Undeveloped Lease Acreage

Balance - beginning of year                      --          362         362
Charge for year                                  --         --          --
Reclassification                                 --         (362)       --
                                               -----------------------------
Balance - end of year                            --         --           362
                                               -----------------------------

Well Costs

Balance - beginning of year                       708        610         305
Charge for year                                   124        219         305
Disposals                                        (206)      (121)       --
                                               -----------------------------
Balance - End of Year                             626        708         610
                                               -----------------------------
Total Depreciation                             $2,076      1,961       1,867
                                               =============================

Schedule IX - Short-term Borrowings
              for the years ended September 30, 1996, 1995 and 1994 (Expressed in United States dollars)

--------------------------------------------------------------------------------

                          Daleco Resources Corporation



This schedule has been omitted as there are no short term borrowings for the years ended September 30, 1996, 1995 and 1994.

Schedule X - Supplementary Income Statement Information

--------------------------------------------------------------------------------

                          Daleco Resources Corporation



This schedule has been omitted as the information is furnished in the income statement included with the consolidated financial statements.

Daleco Resources Corporation

Supplemental Information

As at September 30, 1996, 1995 and 1994

--------------------------------------------------------------------------------
Estimated Net Quantities of Proven Oil and Gas Reserves

Proved reserves are the estimated quantities which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods. These reserve estimates were prepared by independent engineers and are based on current technology and economic conditions. The company considers such estimates to be reasonable; however, due to inherent uncertainties and the limited nature of reservoir data, estimates of underground reserves are imprecise and subject to change over time as additional information becomes available.

The following table shows the changes in the company's proved oil and gas reserves for the year.

                                          1996                        1995                        1994
                               -------------------------    ------------------------    ------------------------
                                 Crude oil                   Crude oil                   Crude oil
                                    and          Natural        and          Natural        and          Natural
                                condensate        gas       condensate        gas       condensate         gas
                                  (barrels)      (mmcf)       (barrels)      (mmcf)       (barrels)      (mmcf)

Proven Developed and
Undeveloped Reserves

Balance - Beginning
 of Year                           825,213         8,037     2,229,776         8,376     2,472,732         11,648

Disposition of reserves                -             -      (1,211,250)          -           -               -

Revision of previous
 estimates                         155,992           909      (171,038)         (155)     (194,585)        (3,004)
Production for year                (17,637)         (206)      (22,275)         (184)      (48,371)          (268)
                                   ------------------------------------------------------------------------------
Balance - End of Year              963,568         8,740      825,213          8,037     2,229,776          8,376
                                   ==============================================================================
Proved Developed
Reserves as at
September 30, 1996
1995 and 1994                      112,963           751       131,793         1,634        58,364            483
                                   ==============================================================================

                                     - 1 -

Daleco Resources Corporation

Supplemental Information

As at September 30, 1996, 1995 and 1994

(Expressed in United States dollars)
-------------------------------------------------------------------------------
Standardized Measure of Discounted Future Net Cash Flow From Estimated Production of Proved Oil and Gas Reserves

The standardized measure of discounted future net cash flows from estimated production of proven oil and gas reserves after income taxes is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities" (SFAS No. 69). In computing this data assumptions other than those mandated by SFAS No. 69 could produce substantially different results. The company cautions against viewing this information as a forecast of future economic conditions or revenues.

The standardized measure of discounted future net cash flows is determined by using estimated quantities of proved reserves and taking into account the future periods in which they have been projected to be developed and produced. Estimated future production is priced at the year-end price. The resulting estimated future cash inflows are reduced by estimated future costs to develop and produce the proved reserves. The future pretax net cash flows are then reduced further by deducting future income tax expenses as applicable. The resultant net cash flows are reduced to present value amounts by applying the SFAS No. 69 mandated 10% discount factor.

STANDARDIZED MEASURE OF DISCOUNTED NET CASH INFLOWS AS AT SEPTEMBER 30, 1996, 1995 AND 1994.

                                      1996             1995               1994

Future cash inflows                $ 42,084,331    $ 27,443,747    $ 57,638,441
Future production costs              (8,488,124)     (3,540,910)    (12,850,119)
Future development costs             (6,585,758)     (5,390,527)     (9,589,127)
Future income tax expense*                 --              --              --
                                   --------------------------------------------
                                     27,010,449      18,512,310      35,199,195

Discount factor at 10%               (9,155,787)     (5,109,706)    (11,929,983)
                                   --------------------------------------------
Standardized Measure of
Future Net Cash Flows              $ 17,854,662    $ 13,402,604    $ 23,269,212
                                   ============================================

* Westlands presently has approximately U.S. $25 million of loss carry forwards. Based on these carry forwards no future taxes payable have been included in the determination of future new cash inflows. Future head office general and administrative expenses have been excluded from the cash flows.

Daleco Resources Corporation

Supplemental Information

As at September 30, 1996, 1995 and 1995

(Expressed in United States dollars)



--------------------------------------------------------------------------------
Summary of Changes in Standardized Measure of Discounted Future Net Cash Flows


                                         1996            1995            1994

Balance - Beginning of Year         $ 13,402,604    $ 23,269,213    $ 31,674,068

Increase (decrease) in future
   net cash flows:
       Sales for the year net of
          related costs                 (577,911)       (572,266)          --
       Revisions to estimates of
          proved reserves:
          Prices                       1,822,764        (948,257)    (4,775,601)
          Quantities                   3,385,133      (1,072,584)    (5,401,733)
Extensions and discoveries
   net of related costs:
       Sales of reserves in place       (177,928)     (7,273,502)          --
       Accretion of discount                --              --        1,772,479
                                    -------------------------------------------
Balance - End of Year               $ 17,854,662     $13,402,604   $ 23,269,213
                                    ===========================================

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.




                                    PART III

ITEM 9 DIRECTOR, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The executive officers and directors of Daleco are as follows:


Dov Amir (72)

         Mr. Amir is the Chairman of the Board of Directors and Chief Executive Officer of the Company. Mr. Amir has been an officer and director of the Company since 1977, having previously held the position of President and Director. Mr. Amir is the Vice President and Director of Haly Corporation.


Louis W. Erlich (83)

         Mr. Erlich is the Vice Chairman of the Board of Directors and Vice President of the Company. Mr. Erlich has been an officer and director of the Company since 1977, having previously held the positions of Chairman of the Board of Directors and Vice President. Mr. Erlich is the President and a Director of Haly Corporation.


Gary J. Novinskie (46)

         Mr. Novinskie is a Director, President and Chief Operating Officer of the Company. Mr. Novinskie was previously the Chief Operating Officer of Deven Resources, Inc. and assumed his new duties with the Company in October 1996. Prior to his employment with Deven Resources, Inc. Mr. Novinskie was the Executive Vice President Exploration and Production for Broad Street Financial Company, a privately held holding company in Columbus, Ohio for four (4) years. H e also served as Vice President and Operating Officers of Broad Street's subsidiary Red Rive Pipeline, LLC, which is located in Northern Louisiana. Mr. Novinskie also served as the President of Omni Exploration, Inc., a public oil and gas company for seven (7) years.

         Mr. Novinskie holds a B.S. from Penn State University in Petroleum and National Gas Engineering, and an M.B.A from Case Western Reserve University, majoring in Banking and Financing.


David F. Lincoln (40)

         Mr. Lincoln is the Vice Chairman of the Board of Directors and Vice President of the Company. Mr. Lincoln is a Managing Director with EnerTech, a venture capital firm specializing in technologies and services associated with utilities and energy related industries. Prior to assuming his duties with the Company in October, 1996, Mr. Lincoln was the President, Chief Executive Officer and Chairman of the Board of Directors of Deven Resources, Inc. Prior to forming Deven Resources in 1991, Mr. Lincoln was a Principal/Partner with CMS Companies, a Philadelphia-based private investment bank and financial services firm.

         Mr. Lincoln holds a B.A. with Honors in Geology from Colgate University and a M.S. in Energy Management and Policy from the University of Pennsylvania.

Robert G. Smiley (52)

         Mr. Smiley has been Director of the Company since 1984. Mr. Smiley is a barrister and solicitor with the law firm of Morton & Company, Vancouver, British Columbia. Mr. Smiley is also a Director of First Fortune Investments, Inc., which is engaged in mining exploration; Trust Resources Corporation which is engaged in mining exploration; Quadrant Financial, an international financial consulting entity; Asian Holdings Inc., a computer sales company; Equivest International Finance and Richo Investment, Inc., a holding company.


J. Ronald Woods (61)

         Mr. Woods has been a Director of the Company since 1988. Mr. Woods is a Vice President and Director of Jascan Resources, Inc., a holding company. Mr. Woods is also a director of Highridge Petroleum, Ltd., an oil and gas exploration and production company; Arc International, an operator of recreational properties and facilities; Zoom Telephonic, Inc., a manufacture of high tech components; and Uptown Resources, an oil and gas exploration and production company.


Eberhard Mueller (60)

         Mr. Mueller has been a director of the Company since October 1995. Mr. Mueller is the President and Director of Regent Ventures, Ltd. and a Director of Montaro Resources, Inc., both of which are engaged in mining exploration in Canada.


C. Warren Trainor (51)

         Mr. Trainor was appointed as a Director in October 1996. As a partner with the law firm of Ehmann, Van Denbergh & Trainor, P.C., located in Philadelphia, Pennsylvania, specializing in Business and Oil and Gas Law, Mr. Trainor is general counsel to the Company. (See, "Certain Relationships and Related Transactions".) Previously, Mr. Trainor served as a Director of Deven Resources, Inc. Also, Mr. Trainor previously served as a Vice President and General Counsel for Omni Exploration, Inc. Presently, Mr. Trainor serves on the Boards of Directors of North American Medical Centers, Inc. and Yocom Knitting Company.

         Mr. Trainor has a B.S. from the United States Military Academy in 1967 and a J.D. from Villanova University Law School in 1972.


Mark J. DeNino (43)

         Mr. DeNino was appointed to the Board of Directors in October 1996. Mr. DeNino is a managing director of TL Ventures, a venture capital investment firm. Prior to his position with TL Ventures, Mr. DeNino was President of Crossroads Capital, Inc. and President of CMS Corporate Finance, Inc.

         Mr. DeNino received a B.S. from Boston College in 1975 and a M.B.A. from Harvard Business School in 1979.

ITEM 10 EXECUTIVE COMPENSATION

         The information set forth under caption "Executive
Officers-Compensation" in the Company's Proxy Statement which is to be filed with the Securities and Exchange Commission within 120 days from the end of the Fiscal 1996.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of December 1, 1996, the Company's Common Stock beneficially owned (i) by each person known to the Company to own more than five percent (5%) of the Common Stock; (ii) by each director of the Company; and (iii) by all officers and directors of the Company as a group.

==================================================================================================================
                    NAME AND ADDRESS OF                             AMOUNT AND NATURE               PERCENT
                     BENEFICIAL OWNER*                             OF BENEFICIAL OWNER             OF CLASS
------------------------------------------------------------------------------------------------------------------
Dov Amir                                                            4,367,219 shares                 28.24
Chairman of the Board of Directors                                       (1)(4)
and Chief Executive Officer
------------------------------------------------------------------------------------------------------------------
Louis Erlich                                                        4,133,647 shares                 26.73
Vice Chairman of the Board of                                              (2)
Directors and Vice President
------------------------------------------------------------------------------------------------------------------
David F. Lincoln                                                    2,570,000 shares                 16.62
435 Devon Park Drive, Suite 410                                            (3)
Wayne, Pennsylvania 19087
------------------------------------------------------------------------------------------------------------------
All Directors and Officers of the                                   8,249,464 shares                 53.35
Company as a Group                                                         (4)
==================================================================================================================

* Except where otherwise indicated, the address of each person is: 10350 Santa Monica Boulevard, Suite 250, Los Angeles, California 90025.

(1) The stock ownership of Mr. Dov Amir includes: 895,817 shares owned directly 730 shares owned by the Amir Family Trust, dated May 13, 1991; 150,000 shares which are subject to acquisition pursuant to an option to purchase such shares on or before January 6, 2000 at US$.25 per share; and all 3,321,402 shares held in the name of Haly Corporation, a corporation owned equally be Messrs. Amir and Erlich, who are also directors and executive officers of such corporation.

(2) The stock ownership of Mr. Louis Erlich includes: 659,055 shares owned directly 3,190 shares owned by his wife; 150,000 shares which are subject to acquisition pursuant to an option to purchase such shares, on or before January 6, 2000 at US$.25 per share; and all 3,321,402 shares held in the name of Haly Corporation, a corporation owned equally by Messrs. Amir and Erlich, who are also directors and executive officers of such corporation.

(3) The stock ownership of Mr. Lincoln consists of 1,820,000 shares and warrants for 750,000 shares at $.35 which expire October 1, 2001. Mr. Lincoln is Vice Chairman of the Board of Directors and a Vice President of the Company. Formerly, Mr. Lincoln was the Chairman of the Board and Chief Executive Officer of Deven Resources, Inc. Mr. Lincoln is also a managing partner of Energy Tech.

(4) This group consists of 8 persons. For purposes of determining the total number of shares beneficially owned by all officers and directors of the Company, shares which are deemed to be beneficially owned by both Mr. Amir and Mr. Erlich and which are held by Haly Corporation are counted only once in determining the total number of shares owned by all directors and officers of the Company. Accordingly, although all 3,321,402 issued shares of the Company's Common Stock held in the name of Haly Corporation are treated as being beneficially owned by both Mr. Amir and Mr. Erlich in the above table, such shares are counted only once in determining the total number of shares beneficially owned by all directors and officers of the Company as a group, and also for determining the number of shares comprising the class of the Company's Common Stock.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Haly Corporation is a California corporation, all of the shares of which are owned in equal proportions by Louis Erlich and Dov Amir. All administrative personnel and facilities, including office facilities, are provided to the Company by Haly Corporation for which the latter was paid a monthly fee of $50,000 until February, 1996 when the monthly fee increased to $70,000. Such fee encompasses payment for the services of all personnel engaged at the Company's Los Angeles office, including Messrs. Erlich and Amir. While Haly Corporation does not account to the Company for its costs in providing such services and facilities, the Company believes that the cost to Haly Corporation, including executive compensation, exceeds that charged the Company. All services and facilities are provided pursuant to an oral agreement which is cancelable by either party at will. The Company believes that the services and facilities provided to it by Haly Corporation are being provided at rates equal to or less than it could obtain from non-affiliated parties. While Messrs. Amir and Erlich devote substantially all of their time to the affairs of the Company, neither is required to devote all of their time to the activities of the Company.

         During the fiscal year ended September 30, 1996, the Company was charged $750,000 by Haly Corporation. During the same period, Westlands Resources Corporation, the Company's wholly owned subsidiary, billed out to unrelated third party participants in wells operated by Westlands the sum of $182,000 as administrative overhead costs (being services provided by Haly Corporation), reducing the Company's net amount paid for administrative services to $568,000 (See, "Note 7 to Financial Statements - Related Party Transactions".) As of September 30, 1996, the Company owed Haly Corporation and Messrs. Amir and Erlich a total of $384,904. The sums owed by the Company to Haly Corporation accrue interest at the rates represented in the Company's audited financial statements.

         Mr. Robert G. Smiley, a Director of the Company, is a partner with the law firm of Morton & Company, which firm is retained by the Company to perform certain legal services. During the fiscal year ended September 30, 1996, the Company paid the firm for professional fees and disbursements an amount not exceeding five percent (5%) of the firm's gross revenues for its last fiscal year.

         During the calendar year 1994 Messrs. Amir and Erlich and Haly Corporation participated in the drilling of nine horizontal wells with the Company on its Texas properties. Each well was productive and is regarded as commercial by the Company. Each of these individuals and the Company paid its proportionate share of the cost of acquiring the leasehold interest; costs of each well including completing and equipping the wells, were borne by third parties. Each of these individuals and the Company will bear their proportionate shares of operating, reworking and abandoning each well.

         Messrs. Amir and Erlich own twenty-four percent (24%) of the equity of the Mexican Company which owns the Pinabete Silver Mine. (See, "Business and Properties - Mining Property".) Messrs. Amir and Erlich hold no indebtedness of such Mexican Company.

         Mr. C. Warren Trainor, a Director of the Company, is a partner in the law firm of Ehmann, Van Denbergh & Trainor, P.C., Philadelphia, Pennsylvania, which firm has been retained as general counsel to the Company. During Fiscal 1996, the Company paid the firm $27,296.00 and incurred additional charges of $15,725.00 unpaid as of September 30, 1996 for services rendered and the reimbursement of costs.


ITEM 13 EXHIBITS AND REPORTS ON FORM 10-KSB

a) The following exhibits are filed as part of this report:

         Exhibit Number and description

          3.1 Memorandum of Incorporation of United Westlands Resources, Ltd. dated April 20, 1982 (incorporated by reference from Registrant's Registration Statement pursuant to Section 12(b) or (g) of the Securities Exchange Act of 1934 on Form 20-F dated May 31, 1984).

          3.2 Articles of United Westlands Resources, Ltd. (incorporated by reference from Registrant's Registration Statement pursuant to
               Section 12(b) or (g) of the Securities Exchange Act of 1934 on Form 20-F dated May 31, 1984).

          3.3 Certified Special Resolution and Altered Memorandum of Daleco Resources Corporation filed May 2, 1986 (incorporated by reference from Registrant's Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1991 on Form 10-K dated December 28, 1991.

          3.4 Articles of Continuance of Daleco Resources Corporation filed July 15, 1986 (incorporated by reference from Registrant's Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1991 on Form 10-K dated December 28, 1991).

          3.5 Drilling Bid Proposal and Footage Drilling Contract dated January 8, 1993 between Westlands Resources Corporation and Questor Drilling Corp. in connection with drilling the Tom Moore 3-H well, Brazos County, Texas.

          5.1 Form F-X, Appointment of Agent for Service of Process and Undertaking.

          10.1 Asset Purchase Agreement Among Registrant, Westlands Resources Corporation and CMW Oil Company et. al., dated May 28, 1992 (incorporated by reference from Registrant's Current Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 8-K dated May 26, 1992).

          10.2 Amendment of Asset Purchase Agreement (incorporated by reference from Registrant's Current Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 on Form 8-K dated May 26,
               1992).

          10.3 Second Amendment of Asset Purchase Agreement (incorporated by reference from Registrant's Current Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 8-K dated May 26, 1992).

          10.4 Acquisition Agreement among Registrant and Joseph A. Nicolosi, Jr. and John W. Ryan, the Shareholders of Sustainable Forest Industries, Inc., dated April 17, 1995 (incorporated by reference from Registrant's Current Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 8-K dated October 17, 1995).

          10.5 Acquisition Agreement among Registrant and Deven Resources, Inc. effective October 1, 1996 (incorporated by reference from Registrant's Current Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 8-K dated October 7, 1996.

          10.6 Form 12b-25, Notification for Late Filing, dated December 27,
               1996.

          22. Subsidiaries of Issuer (incorporated by reference from Registrant's Current Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 8-K dated October 7, 1996.

          22.1 Westlands Resources Corporation, Nevada Sustainable Forest Industries, Inc., Delaware (incorporated by reference from Registrant's Current Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 8-K dated October 7, 1996.

b) The Company filed a Form 8-K on October 27, 1994, October 17, 1995, October 23, 1995, November 15, 1995, and October 7, 1996.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           DALECO RESOURCES CORPORATION



Dated: January 10, 1997                    By:      /s/ Gary J. Novinskie
       ------------------------                     ---------------------
                                                    Gary J. Novinskie
                                                    President

In accordance with the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Dated: January 10, 1997                  By: /s/ Gary J. Novinskie
       ------------------------              ---------------------
                                             Gary J. Novinskie
                                             Director, President, COO


Dated: January 10, 1997                  By: /s/ Edward J. Furman
       ------------------------              --------------------
                                             Edward J. Furman
                                             Chief Financial Officer


Dated: January 10, 1997                  By: /s/ Dov Amir
       ------------------------              ------------
                                             Dov Amir
                                             Chairman of the Board of Directors
                                             and Chief Executive Officer


Dated:January 10, 1997                   By: /s/ Louis Erlich
       ------------------------              --------------------
                                             Louis Erlich
                                             Vice Chairman of the Board of
                                             Directors and Vice President


Dated: January 10, 1997                  By: /s/ David F. Lincoln
       ------------------------              --------------------
                                             David F. Lincoln
                                             Vice Chairman of the Board of
                                             Directors and Vice President


Dated: January 10, 1997                  By: /s/ Mark J. DeNino
       ------------------------              ------------------
                                             Mark J. DeNino
                                             Director

Dated: January 10, 1997                  By: /s/ C. Warren Trainor, Esquire
       ------------------------              ------------------------------
                                             C. Warren Trainor, Esquire
                                             Director

                                  EXHIBIT INDEX

Exhibit Number and description

 3.1 Memorandum of Incorporation of United Westlands Resources, Ltd. dated April 20, 1982 (incorporated by reference from Registrant's Registration Statement pursuant to Section 12(b) or (g) of the Securities Exchange Act of 1934 on Form 20-F dated May 31, 1984).

 3.2 Articles of United Westlands Resources, Ltd. (incorporated by reference from Registrant's Registration Statement pursuant to Section 12(b) or (g) of the Securities Exchange Act of 1934 on Form 20-F dated May 31, 1984).

 3.3 Certified Special Resolution and Altered Memorandum of Daleco Resources Corporation filed May 2, 1986 (incorporated by reference from Registrant's Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1991 on Form 10-K dated December 28, 1991.

 3.4 Articles of Continuance of Daleco Resources Corporation filed July 15, 1986 (incorporated by reference from Registrant's Annual Report Pursuant to
     Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1991 on Form 10-K dated December 28, 1991).

 3.5 Drilling Bid Proposal and Footage Drilling Contract dated January 8, 1993 between Westlands Resources Corporation and Questor Drilling Corp. in onnection with drilling the Tom Moore 3-H well, Brazos County, Texas.

 5.1 Form F-X, Appointment of Agent for Service of Process and Undertaking.

10.1 Asset Purchase Agreement Among Registrant, Westlands Resources Corporation and CMW Oil Company et. al., dated May 28, 1992 (incorporated by reference from Registrant's Current Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 8-K dated May 26, 1992).

10.2 Amendment of Asset Purchase Agreement (incorporated by reference from Registrant's Current Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 on Form 8-K dated May 26, 1992).

10.3 Second Amendment of Asset Purchase Agreement (incorporated by reference from Registrant's Current Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 8-K dated May 26, 1992).

10.4 Acquisition Agreement among Registrant and Joseph A. Nicolosi, Jr. and John
     W. Ryan, the Shareholders of Sustainable Forest Industries, Inc., dated April 17, 1995 (incorporated by reference from Registrant's Current Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 8-K dated October 17, 1995).

10.5 Acquisition Agreement among Registrant and Deven Resources, Inc. dated October 1, 1996, (incorporated by reference from Registrant's Current Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 8-K dated October 7, 1996.

10.6 Form 12b-25, Notification for Late Filing, dated December 27, 1996.

22. Subsidiaries of Issuer (incorporated by reference from Registrant's Current Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 8-K dated October 7, 1996.

22.1 Westlands Resources Corporation, Nevada Sustainable Forest Industries, Inc., Delaware (incorporated by reference from Registrant's Current Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 8-K dated October 7, 1996.