Form 10QSB
period 1996-12-31
DALECO RESOURCES CORP
filed 1997-02-18
CIK 746967

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

( ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ______________

Commission File Number 0-12214

                          DALECO RESOURCES CORPORATION
              ----------------------------------------------------
              Name of small business issue as specified in Charter


Delaware                                    23-2860739
--------------------------------------      ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)




435 Devon Park Drive, Suite 410
Wayne, Pennsylvania 19087                   (610) 254-4189
--------------------------------------      ------------------------------------
(Address of Principal Executive Offices)    (Issuer's telephone number)






                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution under a plan confirmed by court.
                                                                Yes ___ No ___


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

25,198,526 shares of common stock as of February 1, 1997

                                      INDEX


                                                                           PAGE
PART I            FINANCIAL INFORMATION

          ITEM 1    FINANCIAL STATEMENTS (Unaudited).......................  1
                    Consolidated Balance Sheets............................  1
                    Consolidated Statement Of Income.......................  2
                    Consolidated Statement Of Deficit......................  3
                    Consolidated Statement Of Cash Flow....................  4

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS......................  5

           1.       Reference To Audited Financial Statements..............  5
           2.       Summary of Significant Accounting Policies.............  5
           3.       Investment In And Advances To Mining Joint Venture.....  7
           4.       Oil and Gas Properties and Equipment...................  8
           5.       Timber Rights Acquisition..............................  8
           6.       Mineral Properties.....................................  9
           7.       Note Payable...........................................  9
           8.       Due to (from) Related Parties.......................... 10
           9.       Related Part Transactions.............................. 10
           10.      Debentures............................................. 11
           11.      Capital Stock.......................................... 12
           12.      Income Taxes........................................... 14
           13.      Interest And Taxes Paid................................ 15
           14.      Contingencies.......................................... 15
           15.      Segmented Information.................................. 15
           16.      Acquisition of Deven Resources Corporation............. 16
           17.      Commitment............................................. 16
           18.      Letter of Intent....................................... 16

           Item 2 -          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                             FINANCIAL CONDITION AND RESULTS OF OPERATIONS. 18

PART II.  OTHER INFORMATION................................................ 20

           Item 6.  Exhibits and Reports on Form 8-K....................... 20

SIGNATURES................................................................. 21

                          DALECO RESOURCES CORPORATION
                    CONSOLIDATED STATEMENT OF INCOME FOR THE
                  THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

                       Prepared by Management (Unaudited)


                                                    Unaudited       Unaudited
                                                   December 31     December 31
                                                      1996            1995
                                                  ------------    ------------
                                     ASSETS
CURRENT ASSETS
Cash and Cash Equivalents Accounts                $     77,891    $    728,029
Receivables                                          1,071,115         128,411
                                                                  ------------
Other Current Assets                                   137,031
                                                  ------------
                                                     1,286,037         856,440
Investments in and Advances to Mining
Joint Venture (Note 3)                                 100,000         300,000
Oil and Gas Properties and Equipment
 (Note 4)                                            5,302,945       3,566,237
Property and Equipment                                  87,654            --
Timber Rights (Note 5)                               1,028,342       1,028,342
Mineral Properties (Note 6)                             15,673          15,487
Goodwill (Note 16)                                   1,145,834            --
Debenture Issue Costs (Note 10)                        120,632            --
                                                  ------------    ------------
TOTAL ASSETS                                      $  9,087,117    $  5,766,506
                                                  ============    ============


                                   LIABILITIES
CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities          $  2,210,553    $  1,101,782
Notes Payable (Note 7)                                 800,000       1,100,000
Drilling Deposits                                       29,000          29,000
                                                  ------------    ------------
                                                     3,039,553       2,230,782
Due to Related Parties (Note 8)                        498,537         223,965
Debentures (Note 10)                                   880,000            --
                                                  ------------    ------------
TOTAL LIABILITIES                                    4,418,090       2,454,747
                                                  ------------    ------------
                              SHAREHOLDERS' EQUITY
CAPITAL STOCK
Issued common shares (Note 11)                      12,080,725       8,360,126
Accumulated Deficit                                 (7,411,698)     (5,048,367)
                                                  ------------    ------------
Total Shareholders' Equity                           4,669,027       3,311,759
                                                  ------------    ------------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                              $  9,087,117    $  5,766,506
                                                  ============    ============

See Accompanying Notes.                 1

                          DALECO RESOURCES CORPORATION
                    CONSOLIDATED STATEMENT OF INCOME FOR THE
                  THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

                       Prepared by Management (Unaudited)


                                                    Unaudited       Unaudited
                                                   December 31     December 31
                                                      1996            1995
                                                  ------------    ------------
GROSS OPERATING REVENUE

Oil and Gas Sales                                     $527,457        $192,656
Less:  Operating Expenses                              417,722          88,580
       Severance Taxes                                  12,590           3,607
       Depletion, Depreciation
          and Amortization                              92,134          69,895
                                                  ------------    ------------
NET OPERATING REVENUE                                    5,011          30,574
                                                  ------------    ------------

Management and Administrative Fee
 Revenues                                              121,911             ---
Gain on Litigation Settlement                                          776,818
Administration Expense                                (517,851)       (122,848)
Amortization of Debenture Issue Costs                  (17,233)            ---
Financial Advisors Expenses                            (93,651)            ---
Timber Operating Costs                                 (89,345)            ---
Amortization of Goodwill                              (104,166)            ---
Interest Expense                                       (44,269)        (34,615)
                                                  ------------    ------------

TOTAL                                                 (744,604)        619,355
                                                  ------------    ------------

NET INCOME (LOSS)                                    $(739,593)       $649,929
                                                  ============    ============
PRIMARY AND FULLY DILUTED
NET INCOME (LOSS) PER
COMMON SHARE                                            $(0.04)       $   0.05
                                                        =======       ========

See Accompanying Notes.                      2

                          DALECO RESOURCES CORPORATION
                    CONSOLIDATED STATEMENT OF INCOME FOR THE
                  THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

                       Prepared by Management (Unaudited)


                                                    Unaudited       Unaudited
                                                   December 31     December 31
                                                      1996            1995
                                                  ------------    ------------

BALANCE - BEGINNING OF PERIOD                    $(6,672,105)      $(5,698,296)

NET INCOME (LOSS) FOR THE PERIOD                    (739,593)          649,929
                                                 -----------       -----------
BALANCE - END OF PERIOD                          $(7,411,698)      $(5,048,367)
                                                 ===========       ===========









See Accompanying Notes.                  3

                          DALECO RESOURCES CORPORATION
                    CONSOLIDATED STATEMENT OF INCOME FOR THE
                  THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

                       Prepared by Management (Unaudited)


                                                    Unaudited       Unaudited
                                                   December 31     December 31
                                                      1996            1995
                                                  ------------    ------------

OPERATING ACTIVITIES
Net Income (Loss)                                  $(739,593)         $649,929
Items not affecting Working Capital-
 Depletion, Depreciation and
 Amortization                                         92,134            69,985
                                                 -----------       -----------
                                                    (647,459)         $179,824

(Increase) Decrease in Trade Receivable              (87,985)          622,468
Increase (Decrease) in Accounts Payable              894,149        (1,089,090)
(Decrease) in Other Assets                          (338,224)          (22,000)
Drilling and Workover Costs                              ---           (11,389)
Proceeds of Drilling Program                             ---           525,500
                                                 -----------       -----------
Cash provided from (used for) Operations            (179,519)          745,313
                                                 -----------       -----------
INVESTING ACTIVITIES
Lease Acquisition and Well Costs incurred           (124,406)          $(2,925)
Decrease in Lease Acquisition and Well
 Costs                                                   ---          (188,606)
                                                 -----------       -----------
Cash (used for) Investing
 Activities                                         (124,406)         (191,531)
                                                 -----------       -----------

FINANCING ACTIVITIES
Increase in Amounts Due to
 Related Parties                                     113,631            94,235
                                                 -----------       -----------
NET INCREASE (DECREASE) IN CASH                     (190,294)          648,017
CASH-BEGINNING OF PERIOD                             268,185            80,012
                                                 -----------       -----------
CASH-END OF PERIOD                                   $77,891          $728,029
                                                 ===========       ===========

See Accompanying Notes.                       4

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------


1. Reference To Audited Financial Statements. These Financial Statements should be read in conjunction with the Notes to the Company's Audited Financial Statements as of September 30, 1996.

2.       Summary of Significant Accounting Policies.

         a.       Use of Estimates.

                  The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         b.       Basis of Consolidation.

                  These consolidated financial statements of Daleco Resources Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company and its wholly-owned subsidiaries:
                  Westlands Resources Corporation ("Westlands"), Sustainable Forest Industries, Inc. (SFI), and Deven Resources, Inc.("Deven"). The Company's investments in oil and gas leases are accounted for using proportionate consolidation whereby the Company's prorata share of each of the assets, liabilities, revenues and expenses of the investments are aggregated with those of the Company in its financial statements.

         c.       Oil and Gas Properties and Equipment.

                  The Company follows the successful efforts method of accounting for the costs of exploration and development activities. Direct acquisition costs of developed and undeveloped leases are capitalized. Cost of undeveloped leases on which proved reserves are found are transferred to proven oil and gas properties. Each undeveloped lease with significant acquisition costs is reviewed periodically and a valuation allowance provided for any estimated decline in value. Capitalized costs of proved developed leases are charged to income on the units of production basis based upon total proved reserves. The capitalized costs of these proved developed leases are written down to their projected net recoverable amount.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------



                  Costs of exploratory wells found to be dry during the year or before the issuance of these financial statements are charged against earnings in that year. Costs of successful exploration wells and development wells are capitalized. All costs of development wells and successful exploration wells are charged to earnings on a unit of production basis based upon proved developed reserves. Where the costs of developed wells and successful exploration wells exceed projected net recoverable amounts, such wells are written down to their projected net recoverable amount. Net recoverable amount is the aggregate of estimated undiscounted future net revenues from proven reserves less operating and production expenses.

         d.       Site Restoration, Dismantlement and Abandonment Costs.

                  The salvage value of producing wells is expected to exceed the cost of site restoration and abandonment. As a result, no such costs are accrued in these financial statements.

         e.       Investment in Minera La Yesca.

                  The investment in Minera La Yesca (the "Venture") is recorded at costs less certain impairment provisions. At each balance sheet date the estimated net recoverable value of the investment is calculated based upon the underlying assets of the Venture.

         f.       Mineral Properties.

                  The Company has recorded the acquisition of mineral claims at cost. These costs along with any future exploration and developments costs relating to mineral properties are deferred until the properties are brought into production, at which time they are amortized on a unit of production basis, or until the properties are abandoned or sold or management determines that the mineral property is not economically viable, at which time the deferred costs are written off.

         g.       Timber Rights.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------



         h.       Cash and Cash Equivalent.

                  Cash and cash equivalent includes cash and investments with original maturities of three months or less.

         i.       Goodwill.

                  Goodwill related to the acquisition of the assets of Deven will be amortized over a period of three years.

         j.       Property and Equipment.

                  Property and Equipment are recorded at cost and will be depreciated over a period of five years.

3.       Investment In And Advances To Mining Joint Venture.

         The Company participated in an agreement dated March 12, 1980, (revised October 18, 1980) to purchase 25% of the issued shares of Minera La Yesca, a Mexican mining corporation. Funds were advanced to Minera La Yesca to help finance the costs of placing the Pinabete Silver Mine (the "mine") in Mexico into production. The investment in and advances to Minera La Yesca have been recorded at cost. Due to operating losses, resulting from the continuing low price of silver, the mine was taken out of production during 1990.

         The investment in the advances to Minera La Yesca, which were recorded at cost, have been written down to approximate their net recoverable value based on the value of equipment owned by Minera La Yesca.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------



4.       Oil and Gas Properties and Equipment.


                                                      1996            1995
                                                  ------------    ------------
         Proven lease acreage cost                  $3,726,855      $2,367,012
         Proven undeveloped lease acreage
          cost                                       1,906,220       2,065,084
         Well costs                                  1,636,803       1,008,940
                                                  ------------    ------------
                                                     7,269,878       5,441,036
         Accumulated depletion,
          depreciation and amortization              1,972,387       1,880,253
                                                  ------------    ------------
                                                     5,297,491       3,560,783
                                                  ------------    ------------
         Other equipment                                 6,060           6,060
         Accumulated depreciation                          606             606
                                                  ------------    ------------
                                                         5,454           5,454
                                                  ------------    ------------
                                                    $5,302,945      $3,566,237
                                                  ============    ============

         Westlands has carried interests in producing oil wells which have been acquired at no cost and are not included on the balance sheet.

         During the years ended September 30, 1996 and 1995, Westlands farmed out a portion of its undeveloped gas acreage in Brazos County, Texas, to a non-affiliated entity. The farmee has drilled two successful horizontal wells on such acreage in which the Company was carried for a free 5% Working Interest. The farmee has the right to drill another 794 acre tract for a consideration of $158,864. The undeveloped lease costs were reduced by this amount.

5.       Timber Rights Acquisition.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------



         The acquisition has been accounted for by the purchase method. The purchase price of $962,500 was determined based on the fair value of the 1,500,000 common shares of Daleco given up to acquire SFI. The fair value of the net liabilities of SFI acquired is $65,842 resulting in consideration of approximately $1,028,500 which has been recorded as timber rights.

         Under the terms of the Company's acquisition of SFI, the Company was obligated to contributed up to $750,000 to support the operation of SFI. As of December 31, 1996, this condition has been partially met. The Company has entered into new agreements with OREU for the funding of the harvesting of the timber concessions. Due to excess sawmill capacity in Guyana, the Company has decided not to build a sawmill at this time and will use such excess capacity in its operations.

6.       Mineral Properties.

         In February, 1995, the Company acquired 109 mining claims from shareholders of the Company for $15,487 representing their cost to acquire the claims. These claims adjoin properties owned by Regent Ventures, Ltd. ("Regent"). Effective February 28, 1995, the Company entered into an option joint venture agreement with Regent to acquire up to an undivided 50% interest in Regent's holdings by spending up to $2,500,000 on the property. The Company did not make the investment and the option expired on December 31, 1995. The Company is awaiting the results of tests on adjoining claims prior to the formulation of a plan of exploration which may or may not include third parties.

7.       Note Payable.

         During the year ended September 30, 1995, the Company received $1,100,000 in return for a note payable, with the producing wells of the Company used as collateral. Interest of 10% per annum is due monthly. The balance outstanding on this loan as of December 31, 1996 was $800,000.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------


8.       Due to (from) Related Parties.


                                                    12/31/96        12/31/95
                                                  ------------    ------------
         Net due to Haly Corporation -
           Bearing interest at prime +1%              $283,993         160,592
           Bearing interest at TCD +1.5%                   ---          52,744
                                                  ------------    ------------
                                                       283,993         213,336
                                                  ------------    ------------

         Net due (From) to Amir and Erlich
           Bearing interest at prime +1.5%                 ---        (160,241)
           Bearing interest at prime +3%                91,062         151,000
           Bearing interest at 7%                      123,482             ---
           Non-interest bearing                            ---          19,870
                                                  ------------    ------------
                                                       214,544          10,629
                                                  ------------    ------------
                                                      $498,537         223,965
                                                  ============    ============


         There are no fixed repayment terms for these amounts.

9.       Related Part Transactions.

         Remuneration of directors for the quarters ended December 31, 1996 and December 31, 1995 was $0.00 and $2,765, respectively. Remuneration for the years September 30, 1992 through 1996 in the amount of $54,761 have yet to be paid to the directors.

         Haly Corporation (whose shareholders are shareholders and directors of the Company) has charged, after amounts recovered from third parties, for the quarters ended December 31, 1996 and December 31, 1995 the sum of $164,500 and $105,000, respectively for administrative services including remuneration of Dov Amir and Louis Erlich who both were officers and directors of the Company.

         In February, 1995 the Company acquired 109 mining claims from Messrs. Amir and Erlich, directors and shareholders of the Company at their original cost of acquisition of $15,487.

         Haly Corporation charged interest in the amount of $4,938 and $3,735, respectively, for the quarters ended December 31, 1996 and December 31, 1995. Amir and Erlich charged interest in the amounts of $2,692 and $3,154 for the quarters ended December 31, 1996 and December 31, 1995 respectively.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------


10.      Debentures.


                                                      AS OF           AS OF
                                                    12/31/96        12/31/95
                                                  ------------    ------------


         7% Convertible Debentures                       --              --
         8% Convertible Debentures                    $880,000           --

         a.       7% Convertible Debentures

                  On May 31, 1996 the Company issued $1,000,000 of 7% convertible debentures with interest payable in cash or stock on a semi-annual basis, and a term of three years. The placement agent's fees ere 10% of the gross proceeds, and 100,000 warrants at U.S. $1.00 and a five year term (see note 12(b)). The debentures may be converted after a holding period of: (a) as to 50% of the principal amount, 40 days (July 10, 1996), and (b) the remaining 50%, 60 days (July 30, 1996). The debentures are convertible into the Company's common stock at the lessor of: (1) a 35% discount on the previous five day average closing bid price at conversion, or; (2) the previous five day average closing bid price at closing (May 31, 1996). As of December 31, 1996 the 7% debentures have been converted into 2,406,285 common shares.

         b.       8% Convertible Debentures

                  On September 11, 1996 the Company issued $1,310,000 worth of 8% convertible debentures with interest payable in stock only and accruing until conversion or redemption after the term of two. The placement agent's fees were 10% of the goss proceeds, and 122,111 warrants discussed in not 12(c). the debentures may be converted after a holding period of: (a) as to 50% of the principal amount, 45 days after closing (October 2, 1996), and (b) as to the remaining 50%, 65 days after closing (November 16, 1996). The debentures and accrued interest are convertible into the Company's common stock at the less of :
                  (1) the fixed conversion price ($1.0171875), or (2) 75% of the average closing bid price for the five trading days immediately preceding the date of conversion. As of December 31, 1996, 430,000 of the 8% debentures have been converted into 2,146,426 shares of common stock.

         The fair value of the debentures is not materially different from the carrying amount on the balance sheet.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------




11.      Capital Stock.

========================================================================================================
                         |          |         NUMBER OF     |          NUMBER OF      |
                         |          |       COMMON SHARES   |      PREFERRED SHARES   |
                         |          |      PAR VALUE $.01   |       PAR VALUE $.01    |
           AUTHORIZED    |   Ref.   | ----------------------|-------------------------|      AMOUNT
                         |          |        50,000,000     |         50,000,000      |
=========================|==========|=======================|=========================|=================
Balance as at            |          |     13,154,854        |           -0-           |     $8,860,984
September 30, 1996       |          |                       |                         |
-------------------------|----------|-----------------------|-------------------------|-----------------
Issued upon conversion   |     (1)  |      3,475,559        |           -0-           |        719,741
of Debentures            |          |                       |                         |
-------------------------|----------|-----------------------|-------------------------|-----------------
Issued upon Acquisition  |     (2)  |      2,600,000        |           -0-           |      2,500,000
of Deven Resources, Inc. |          |                       |                         |
-------------------------|----------|-----------------------|-------------------------|-----------------
Issued For Services      |     (3)  |        265,000        |           -0-           |            ---
-------------------------|----------|-----------------------|-------------------------|-----------------
Exercise of Warrants     |     (4)  |        400,000        |           -0-           |            ---
-------------------------|----------|-----------------------|-------------------------|-----------------
Balance as at            |          |     19,895,443        |           -0-           |    $12,080,725
December 31, 1996        |          |     ==========        |                         |    ===========
==========================================================================================================

(1) During the first quarter ended December 31, 1996, $400,000 of the 7% Convertible Debentures plus $12,044 of accrued interest were converted into 1,329,163 shares of common stock and $430,000 of the 8% convertible Debentures plus $8,563 of accrued interest were converted into 2,146,426 shares of common stock.

(2) Effective October 1, 1996, the Company acquired all of the issued and outstanding stock of Deven Resources, Inc. ("Deven") for 2,600,000 shares of the Company's common stock. Mr. David F. Lincoln was the principal shareholder of Deven and received 1,820,000 of the 2,600,000 shares of Daleco common stock. (See Note 16)

(3) In November, 1996, the Company issued 265,000 shares to consultants, those included: 25,000 shares to Rodney C. Hill, Esquire, former general counsel to the Company; 200,000 to Joel Brownstein, a financial consultant; and, 40,000 shares to Financial Futures Corporation, a financial consulting firm.

(4) The Company entered into a Financial Consulting Services Agreement with Avonwood Capital Corporation ("Avonwood") which provided as part of the compensation to Avonwood warrants for 800,000 shares at $.35 per share expiring May 8, 2001. On October 18, 1996, Avonwood conveyed its warrants equally to two of its principles, Thomas R. Smith

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------



         and James Porter, Jr. On November 24, 1996, Mr. Smith exercised his warrants for 400,000 shares of common stock by issuing a Note Payable to the Company.

         (a)      Common Stock Options

                  In January, 1995, the Company granted common stock purchase options expiring on January 6, 2000 for 850,000 common shares at $.25 per share. On the same date, the common stock purchase options previously outstanding, which expire on September 5, 1995 for 356,704 common shares at $.38 per share, were gifted back to the Company and cancelled. The following summary sets out the activity in common stock purchase options:


                                                    1996            1995
                                                  ----------    ------------

               Outstanding at beginning of year      850,000         356,704
               Cancelled                            (150,000)       (356,704)
               Granted                                   ---         850,000
                                                  ----------    ------------
               Outstanding at end of year            700,000         850,000
                                                  ==========    ===========

         (b) Effective September 29, 1995, the Company granted 500,000 common stock purchase warrants expiring on September 30, 2000. Each warrant may be exercised for one common share at $.25 per share. The Company entered into various consulting agreements dated March 27, 1996, with financial advisors. As part of these agreements, effective May 8, 1996, the Company granted 2,400,000 common stock purchase warrants expiring on May 8, 2001. Each warrant may be exercised for one common share; 2,300,000 warrants have an exercise price of $.35 each and 100,000 warrants have an exercise price of $1.00 each. The exercise price of the warrants exceeded the March market value of the Company's common stock. The following summary details the activity of the common stock warrants:


                                                         1996            1995
                                                         ----           ------

               Outstanding at beginning of year         500,000
               Cancelled                              2,400,000         500,000
               Granted                                   400,00
                                                      ---------       ---------
               Outstanding as of December 31, 1996    2,500,000         500,000
                                                      =========       =========

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------



         (c)      Common Stock Warrants Attached to Debentures

                  In connection with the issuance of the 8% convertible debentures in September, 1996; a number of warrants were granted to the holders of the debentures, the agents, and subagents who placed the debentures. As of December 31, 1996, the number of warrants outstanding is indeterminable due to the exercise formula which is based upon a number of variables and future transactions.

                  With respect to the warrants granted to the debentures holders and subagents, the warrants are granted in three equal installments on September 11, 1996; November 26, 1996; and June 8, 1997. These warrants will expire five years from the date of each instalment; September 11, 2001; November 26, 2001; and June 8, 2002. The number of shares of common stock into which the warrants may be converted and the exercise price of the warrants will be determined by (among other variables and future events) the amount of debentures still outstanding on each date of grant, and the average closing bid price of the Company's common stock for the five trading days immediately preceding each date of grant.

                  On September 11, 1996, a total of 122,111 warrants expiring on September 11, 2001 were granted to the agents. The warrants may be exercised at any time before the expiration date by either of the two methods as follows: (1) each warrant may be exercised for one common share with an exercise price of $1.073 or (2) all a portion of the warrants may exercised on a cashless basis where a reduced number of shares of common stock will be issued based upon the difference between the average closing price of the Company's common stock for the five business days immediately preceding the date of exercise and the exercise price, divided by the average closing market price, times the number of warrants being exercised.

         (d)      Net Income Per Share

                  Net income per share was calculated on the basis of the weighted average number of shares outstanding which amounted to 19,895,443 of the quarter ended December 31, 1996 (12,077,732 shares for the quarter ended December 31, 1995). For the quarters ended December 31, 1996 and December 31, 1995 the exercise of the options and warrants outstanding as at year end did not have a dilative effect on the net income per share.

12.      Income Taxes.

         The company has no current and deferred taxes payable. The Company and its subsidiary have significant tax losses to be applied against future income. The Company's tax filings

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------



         show net operating losses to be applied against future taxable income in the amount of approximately $25 million to be utilized in various years through 2009. The tax benefit of these losses is estimated to be approximately $10 million. No potential benefit of these losses has been recognized in the accounts.

13.      Interest And Taxes Paid.

         The Company paid interest to unrelated parties with respect to notes payable in the amount of $15,954 and Debenture interest of $20,607 during the quarter ended December 31, 1996.

14.      Contingencies.

         Included in accounts payable at September 30, 1995 was $483,712 due to Questor Drilling Corporation ("Questor"). Westlands was seeking damages of $450,000 against Questor Drilling Corporation and Cheyenne Services Inc. in connection with the drilling of a well in 1993. Questor Drilling Corporation filed a counter claim against Westlands resources Corporation for $485,000.

         Westlands was also seeking damages against System Pipe & Supply Co. and Four Star Pipe Services Inc. at least $600,000 and possible additional damages of an additional $1.5 million plus lost profits and revenues that are undetermined.

         During December 1995, both of the Company's legal actions were settled out of court on terms favorable to the Company and its subsidiary, Westlands. In the action involving Questor and Cheyenne Services, Inc. ("Cheyenne"), Questor has released Westlands of all liabilities, and Cheyenne must pay a sum of $50,000 to Westlands. In the action involving system Pipe & Supply Co., Westlands accepted a settlement offer of $580,000. The settlement amounts of $630,000 plus released liabilities of $483,712 less the capitalized well costs, representing some of the costs overrun from previous years, resulted in a gain of $769,780.

15.      Segmented Information.

         Substantially all of the Company's operating activities are in oil and gas exploration and development in the United States which is considered to be the Company's domestic segment. In addition, the Company has a 100% owned subsidiary involved in the harvesting of Timber Concessions in Guyana.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------



         The following table identifies customers of the Company who purchased greater than ten percent of the oil and gas produced by the Company:


                                                     1996              1995
                                                  Percentage        Percentage
                                                   Of Total          Of Total
                                                     Sales             Sales
                                                  ----------        ----------

Oil Production
     Pride Pipeline Company                           100%              100%

Gas Production
     Aquila Southwest Pipeline Corporation           16.6              40.5
     Austin Chalk National Gas Marketing Services    27.4              59.5
     New Brenen Corporation                           1.4               ---
     SONAT                                           56.6               ---


16.      Acquisition of Deven Resources Corporation.

         Under the Stock Purchase Agreement effective October 1, 1996, the Company acquired 100% of the issued and outstanding capital stock of Deven Resources, Inc. in exchange for 2.6 million shares of common stock with a market value of approximately $2.5 million and cash of $150,000. The Company accounted for the acquisition under the purchase method of accounting with significant categories recorded as follows:


                                                      (In Millions)

                       Oil and Gas Properties             $ 1.50

                       Goodwill                             1.25

                       Less -Net Liabilities Assumed        (.10)
                                                          ------
                                                          $ 2.65

17.      Commitment.

         The Company is committed under various agreements dated March 27, 1996 with financial advisors for their services at the rate of $15,000 per month through May, 1997.

18.      Letter of Intent.

         Effective November 27, 1996, a binding letter of intent was signed with Reserve Production Inc. Liquidating Trust to acquire oil and gas properties with approximately 3 million barrels of oil equivalent and a projected annual operating cash flow of $1.5 million. On December 20, 1996, the Company entered into a definitive agreement for the acquisition of these properties, subject to Bankruptcy Court approval, at a purchase price of $5 Million. Other current assets as of

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------



December 31, 1996 include a deposit of $100,000 required with this signing and $37,031 in expenses incurred related to this acquisition.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------



Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

         The Quarter ended December 31, 1996 was marked by a number of events which, in the long run, will strengthen the Company and enable it to sustain future growth. These events include:

         1.       Completion of the acquisition of Deven Resources, Inc.:

                  Effective October 1, 1996, the Company acquired all the outstanding capital stock of Deven Resources, Inc. ("Deven") in exchange for 2.6 million shares of the Company's common stock plus $150,000 in cash advances. Deven contributed over $90,000 in management and overhead fees and $288,000 in oil and gas sales during the quarter ended December 31, 1996. In addition, Deven's interests in oil and gas properties will provide positive cash flow in future years.

Consolidation of the Company's administrative and accounting functions into Deven's operations will be completed during the second quarter of Daleco's fiscal year ending September 30, 1997.

         2. Acquisition of Oil and Gas Properties from Reserve Production Inc. Liquidating Trust.

                  Effective November 27, 1996, a binding letter of intent was signed with Reserve Production Inc. Liquidating Trust to acquire oil and gas properties with approximately 3 million barrels of oil equivalent and a projected annual operating cash flow of $1.5 million. On December 20, 1996, the Company entered into a definitive agreement for the acquisition of these properties, subject to Bankruptcy Court approval, at a purchase price of $5 million. The Company intends to finance the acquisition and development of these properties with commercial financing. It is anticipated that this acquisition will be completed during the Quarter ending March 31, 1997. The Company will not realize any significant financial impact from this acquisition until the quarter ending June 30, 1997. At present the Company has not determined whether it will acquire 100% of the assets of Reserve Production Inc. Liquidating Trust itself or bring in an industry partner to participate in the acquisition.

         3. Timber Rights:

                  During the quarter ended December 31, 1996, the Company's subsidiary, Sustainable Forest Industries, completed the development of a business plan to utilize the 1800 acre forest concession in Guyana, South America. This plan calls for commercial quantities of timber sales by the quarter ending June 30, 1997.

         4. Settlements.

                  During the quarter ended December 31, 1996, the Company issued stock in settlement of obligations to former consultants and counsel. The issuance of this stock was recorded as a one time charge against earnings. The Company believed that it was in its best interest to take all possible charges against earnings at this time instead of doing so at a later date, the result of which should be the potential for improved earnings during the remainder of the Company's Fiscal Year.

PART II.  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K

                  None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          DALECO RESOURCES CORPORATION




Date:  February 14, 1997                             Gary J. Novinskie
                                                     -----------------
                                                     Gary J. Novinskie
                                                     President




Date:  February 14, 1997                             Edward J. Furman
                                                     ----------------
                                                     Edward J. Furman
                                                     Chief Financial Officer