Form 10QSB
period 1997-03-31
DALECO RESOURCES CORP
filed 1997-05-14
CIK 746967

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                               --------------

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ______________

Commission File Number 0-12214
                       -------

                          DALECO RESOURCES CORPORATION
-------------------------------------------------------------------------------
              Name of small business issue as specified in Charter


Delaware                                    23-2860739
----------------------------------------   ------------------------------------
(State or other jurisdiction               (IRS Employer Identification Number)
of incorporation or organization)


435 Devon Park Drive, Suite 410
Wayne, Pennsylvania 19087                  (610) 254-4189
----------------------------------------   ------------------------------------
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

26,490,588 shares of common stock as of May 1, 1997

                                      INDEX

                                                                                                       PAGE
PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS (Unaudited).............................................................  1
          Consolidated Balance Sheets..................................................................  1
          Consolidated Statement Of Income.............................................................  2
          Consolidated Statement Of Deficit............................................................  3
          Consolidated Statement Of Cash Flow..........................................................  4

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.......................................................  5

       1. Reference To Audited Financial Statements....................................................  5
       2. Summary of Significant Accounting Policies...................................................  5
       3. Investment In And Advances To Mining Joint Venture...........................................  7
       4. Oil and Gas Properties and Equipment.........................................................  7
       5. Timber Rights Acquisition....................................................................  8
       6. Mineral Properties...........................................................................  8
       7. Note Payable.................................................................................  8
       8. Due to (from) Related Parties................................................................  9
       9. Related Party Transactions...................................................................  9
      10. Debentures................................................................................... 10
      11. Capital Stock................................................................................ 11
      12. Income Taxes................................................................................. 13
      13. Segmented Information........................................................................ 13
      14. Acquisition of Deven Resources Corporation................................................... 14
      15. Commitment................................................................................... 14
      16. Acquisition of Oil and Gas Properties from Reserve Production Inc. Liquidating Trust......... 14

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS........ 16
       A. Completion of the acquisition of Deven Resources, Inc........................................ 16
       B. Acquisition of Oil and Gas Properties from Reserve Production Inc. Liquidating Trust......... 17
          1.  Timber Rights............................................................................ 17
          2.  Settlements.............................................................................. 18

ITEM 4    SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS........................................... 18

ITEM 5    OTHER INFORMATION............................................................................ 19

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K............................................................. 19

SIGNATURES............................................................................................. 19

                          DALECO RESOURCES CORPORATION
                          CONSOLIDATED BALANCE SHEET AS
                           OF MARCH 31, 1997 AND 1996
                       Prepared by Management (Unaudited)

                                                                                 Unaudited              Unaudited
                                                                               March 31, 1997         March 31, 1996
                                                                               --------------         --------------
                                      ASSET

CURRENT ASSETS

Cash                                                                            $     80,484            $     57,073

Receivables                                                                           73,805                 784,367

Costs Associated With Acquisition of Oil and Gas Properties                          547,759
From Reserve Production, Inc., Liquidating Trust (Note 16)

Other Current Assets                                                                  87,248                    --
                                                                                ------------            ------------

                                                                                     789,296                 841,440

Investments in and Advances to Mining Joint Venture (Note 3)                          50,000                 300,000

Oil and Gas Properties and Equipment (Note 4)                                      5,230,227               3,512,663

Property and Equipment                                                                75,415                    --

Timber Rights (Note 5)                                                             1,028,342               1,028,342

Mineral Properties (Note 6)                                                           15,673                  15,487

Goodwill (Note 14)                                                                 1,041,668                    --

Debenture Issue costs (Note 10)                                                       10,632                    --
                                                                                ------------            ------------

TOTAL ASSETS                                                                    $  8,241,253            $  5,697,932
                                                                                ============            ============

                                   LIABILITIES

CURRENT LIABILITIES

Accounts Payable and Accrued Liabilities                                        $  2,018,356            $  1,048,836

Notes Payable (Note 7)                                                               688,000               1,100,000

Drilling Deposits                                                                     29,000                  29,000
                                                                                ------------            ------------

                                                                                   2,735,356               2,177,836

Amounts Due to Related Parties (Note 8)                                              566,593                 311,661

Debentures (Note 10)                                                                  90,000                    --
                                                                                ------------            ------------

                                                                                   3,291,949               2,489,497

                              SHAREHOLDERS' EQUITY

CAPITAL STOCK

Issued common shares (Note 11)                                                    12,788,225               8,360,126

Accumulated Deficit                                                               (7,938,921)             (5,151,691)
                                                                                ------------            ------------

Total Shareholders' Equity                                                         4,849,304               3,208,435
                                                                                ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $  8,241,253            $  5,697,932
                                                                                ============            ============

See Accompanying Notes.

                          DALECO RESOURCES CORPORATION
                     CONSOLIDATED INCOME STATEMENTS FOR THE
                     PERIODS ENDING MARCH 31, 1997 AND 1996

                                                         THREE MONTHS ENDED                        SIX MONTHS ENDED

                                                    MARCH 31,          MARCH 31,            MARCH 31,            MARCH 31,
GROSS OPERATING REVENUE                               1997               1996                 1997                 1996
                                                ---------------    -----------------    ----------------       -------------
Oil and Gas Sales                                $   722,462          $   305,751          $ 1,249,919          $   498,407

Less: Operating Expenses (Note 4)                    529,259               80,691              946,981              169,271

Severance Taxes                                        5,962                7,967               18,852               11,574

Depletion, Depreciation and Amortization             102,500               58,199              194,634              128,094
                                                 -----------          -----------          -----------          -----------

NET OPERATING REVENUE                                 84,741              158,894               89,452              189,468

Management and Administrative Fee                    127,555                 --                249,466                 --
Revenues

Gain on Litigation Settlement                           --                 (7,656)                --                769,162

Administration Expense                              (294,619)            (222,479)            (812,470)            (345,327)

Amortization of Debenture Issue Costs                (15,000)                --                (32,233)                --

Financial Advisors Expenses                         (135,178)                --               (228,829)                --

Timber Operating Costs                               (93,175)                --               (182,520)                --

Amortization of Goodwill                            (104,166)                --               (208,332)                --

Write-Down of Advances to Mining Joint               (50,000)                --                (50,000)                --
Venture

Interest  Expense                                    (47,081)             (32,083)             (91,350)             (66,698)

TOTAL                                               (611,664)            (246,906)          (1,356,268)             357,137
                                                 -----------          -----------          -----------          -----------

NET INCOME (LOSS)                                $  (526,923)         $  (103,324)         $(1,266,816)         $   546,605
                                                 -----------          -----------          -----------          ===========

PRIMARY AND FULLY DILUTED NET                    $     (0.02)         $     (0.01)         $     (0.06)         $      0.04
INCOME (LOSS) PER COMMON SHARE                   ===========          ===========          ===========          ===========

See Accompanying Notes.

                          DALECO RESOURCES CORPORATION
                    CONSOLIDATED STATEMENT OF DEFICIT FOR THE
                    SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                       Prepared by Management (Unaudited)

                                      Unaudited               Unaudited
                                    March 31, 1997          March 31, 1996
                                    --------------          --------------
BALANCE - BEGINNING OF               $(6,672,105)             (5,698,296)
PERIOD

NET INCOME (LOSS) FOR THE             (1,266,816)                546,605
                                     -----------             -----------
PERIOD

BALANCE - END OF PERIOD              $(7,938,921)            $(5,151,691)
                                     ===========             ===========

See Accompanying Notes.

                          DALECO RESOURCES CORPORATION
                       CONSOLIDATED STATEMENT OF CASH FLOW
                  FOR THE PERIODS ENDED MARCH 31, 1997 AND 1996
                       Prepared by Management (Unaudited)

                                                                Three Months Ended                 Six Months Ended

                                                             March 31,         March 31,        March 31,          March 31,
OPERATING ACTIVITIES                                           1997              1996             1997               1996
                                                          --------------    -------------     -------------     -------------
Net Income (Loss)                                          $  (526,923)      $  (103,324)      $(1,266,816)      $   546,605

Items not affecting Working Capital -

Depreciation, Depletion and Amortization and Write-             60,066            58,199           152,500           128,094
Downs

Resale of Wells                                                   --             (71,468)             --             (71,468)
                                                           -----------       -----------       -----------       -----------

                                                              (466,857)         (116,593)       (1,114,316)          603,231

(Increase) Decrease in Other Assets                           (291,719)             --            (629,943)             --

(Increase) Decrease in Receivables                             885,310          (655,956)          797,325           (33,488)

Increase (Decrease) in Accounts Payable                       (185,641)          (52,946)          708,508        (1,164,036)

Drilling and Workover Costs                                       --              (8,456)             --             (19,845)

Proceeds of Drilling Program                                      --                                  --             525,500
                                                           -----------       -----------       -----------       -----------

Cash provided from/(used for) Operations                       (58,907)         (833,951)         (238,426)          (88,638)
                                                           -----------       -----------       -----------       -----------

INVESTING ACTIVITIES

Leasing Acquisition and Well Costs incurred                       --              (3,826)         (124,406)           (6,751)

Lease Acquisition and Well costs surrendered                      --              79,125              --            (109,481)
                                                           -----------       -----------       -----------       -----------

Cash provided from/(used for) Investing Activities                --              75,299          (124,406)         (116,232)
                                                           -----------       -----------       -----------       -----------

FINANCING ACTIVITIES

Increase (Decrease) in amounts due to Related Parties           61,500            87,696           175,131           181,931
                                                           -----------       -----------       -----------       -----------

NET INCREASE (DECREASE) IN CASH                                  2,593          (670,956)         (187,701)          (22,939)

CASH - BEGINNING OF PERIOD                                      77,891           728,029           268,185            80,012
                                                           -----------       -----------       -----------       -----------

CASH - END OF PERIOD                                       $    80,484       $    57,073       $    80,484       $    57,073
                                                           ===========       ===========       ===========       ===========

See Accompanying Notes.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996
===============================================================================

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

   b.    Basis of Consolidation.

         These consolidated financial statements of Daleco Resources Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company and its wholly-owned subsidiaries: Westlands Resources Corporation ("Westlands"), Sustainable Forest Industries, Inc. (Sustainable), and Deven Resources, Inc.("Deven"). The Company's investments in oil and gas leases are accounted for using proportionate consolidation whereby the Company's prorata share of each of the assets, liabilities, revenues and expenses of the investments are aggregated with those of the Company in its financial statements.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996
===============================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996
===============================================================================

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

4.    Oil and Gas Properties and Equipment.


                                                   1997               1996
                                                ----------        ----------
      Proven lease acreage cost                 $3,756,637        $2,370,838
      Proven undeveloped lease acreage
       cost                                      1,906,220         2,065,084
      Well costs                                 1,636,803         1,009,739
                                                ----------        ----------
                                                 7,299,660         5,445,661
      Accumulated depletion,
       depreciation and amortization             2,074,887         1,938,452
                                                ----------        ----------
                                                 5,224,773         3,507,209
                                                ----------        ----------
      Other equipment                                6,060             6,060
      Accumulated depreciation                         606               606
                                                ----------        ----------
                                                     5,454             5,454
                                                ----------        ----------
                                                $5,230,227        $3,512,663
                                                ==========        ==========


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

      Operating expenses include the lease operating expenses for and the net profits interests paid to a partnership sponsored by Deven Resources, Inc. This amounted to $664,597 for the six months ended March 31, 1997.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996
===============================================================================

5.    Timber Rights Acquisition.

      Sustainable entered into a Timber Acquisition Agreement on September 27, 1995 with Oreu Timber and Trading Co. Ltd. ("Oreu"), a Guyana Corporation which is an affiliate of May Joy Agricultural Cooperative Society Ltd. ("May Joy"). Under the terms of the agreement, Sustainable has been assigned the exclusive harvesting and cutting rights for the timber concession issued by Permit No. 1367. This permit was originally granted to May Joy who subsequently assigned harvesting rights to Oreu as per an agreement dated January 3, 1995.

      The acquisition has been accounted for by the purchase method. The purchase price of $962,500 was determined based on the fair value of the 1,500,000 common shares of Daleco given up to acquire Sustainable. The fair value of the net liabilities of Sustainable acquired is $65,842 resulting in consideration of approximately $1,028,500 which has been recorded as timber rights.

      Under the terms of the Company's acquisition of Sustainable, the Company was obligated to contributed up to $750,000 to support the operation of Sustainable. As of December 31, 1996, this condition has been partially met. The Company has entered into new agreements with Oreu for the funding of the harvesting of the timber concessions. Due to excess sawmill capacity in Guyana, the Company has decided not to build a sawmill at this time and will use such excess capacity in its operations.

      During the quarter ended March 31, 1997 the Company entered into negotiations with an external funder to provide financing for Sustainable's Guyana operations. Under the terms of the terms of the proposed agreement, an initial tranche of $250,000 will be provided in the form of a participatory loan bearing interest at 12% and payable out of the net operating cash flow of Sustainable. It is anticipated that the funding will be in place during the company's third fiscal quarter.

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

7.    Note Payable.

      During the year ended September 30, 1995, the Company received $1,100,000 in return for a note payable, with the producing wells of the Company used as collateral. Interest of 10% per annum is due monthly. The balance outstanding on this loan as of March 31, 1997 was $688,000.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996
===============================================================================

8.    Due to (from) Related Parties.


                                                   March 31,         March 31,
                                                     1997              1996
                                                   ---------        ----------
       Net due to Haly Corporation -
         Bearing interest at prime +1%             $308,334           52,472
         Bearing interest at TCD +1.5%                 --              5,319
                                                   ---------        ----------
                                                   $308,334           57,791
                                                   ---------        ----------
       Net due (From) to Amir and Erlich
         Bearing interest at prime +3%               91,062          151,000
         Bearing interest at 7%                     167,197             --
         Non-interest bearing
                                                       --            102,870
                                                   ---------        ----------
                                                    258,259          253,870
                                                   ---------        ----------
                                                   $566,593          311,661
                                                   =========        ==========

      There are no fixed repayment terms for these amounts.

9.    Related Party Transactions.

      Remuneration of directors for the periods ended March 31, 1997 and March 31, 1996 was $0.00 and $2,739, respectively. Remuneration for the years September 30, 1992 through 1996 in the amount of $54,761 have yet to be paid to the directors.

      Haly Corporation (whose shareholders are shareholders and directors of the Company) has charged, after amounts recovered from third parties, for the periods ended March 31, 1997 and March 31, 1996 the sum of $138,426 and $135,000, respectively for administrative services including remuneration of Dov Amir and Louis Erlich who both were officers and directors of the Company.

      In February, 1995 the Company acquired 109 mining claims from Messrs. Amir and Erlich, directors and shareholders of the Company at their original cost of acquisition of $15,487.

      Haly Corporation charged interest in the amount of $5,930, for the quarter ended March 31, 1996 and $6,415 in the quarter ended March 31, 1997.
      Amir and Erlich charged interest in the amounts of $0.00 and $5,692 for the periods ended March 31, 1997 and March 31, 1996 respectively.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996
===============================================================================

10.   Debentures.

                                                  As Of            As Of
                                                March 31,         March 31,
                                                  1997              1996
                                                ---------         ---------
         7% Convertible Debentures                 --                --
         8% Convertible Debentures               $90,000             --

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

   b.    8% Convertible Debentures

         On September 11, 1996 the Company issued $1,310,000 worth of 8% convertible debentures with interest payable in stock only and accruing until conversion or redemption after the term of two. The placement agent's fees were 10% of the goss proceeds, and 122,111 warrants discussed in not 12(c). the debentures may be converted after a holding period of: (a) as to 50% of the principal amount, 45 days after closing (October 2, 1996), and (b) as to the remaining 50%, 65 days after closing (November 16, 1996). The debentures and accrued interest are convertible into the Company's common stock at the less of : (1) the fixed conversion price ($1.0171875), or (2) 75% of the average closing bid price for the five trading days immediately preceding the date of conversion. As of March 31, 1997, $1,220,000 of the 8% debentures have been converted into 5,573,338 shares of common stock.

         The fair value of the debentures is not materially different from the carrying amount on the balance sheet.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996
===============================================================================

11.   Capital Stock.

                                                                         NUMBER OF                 NUMBER OF
                                                                       COMMON SHARES           PREFERRED SHARES
                                                                      PAR VALUE $.01            PAR VALUE $.01
                      AUTHORIZED                          Ref.                                                            AMOUNT
                                                                         50,000,000                50,000,000

Balance as at September 30, 1996                                         13,154,854                   -0-              $  8,860,984

Issued upon conversion of Debentures                      (1)             8,722,525                   -0-                 1,427,241

Issued upon Acquisition of Deven Resources,               (2)             2,600,000                   -0-                 2,500,000
Inc.

Issued For Services                                       (3)               702,666                   -0-                       --

Exercise of Warrants                                      (4)               400,000                   -0-                       --

Balance as at March 31, 1997                                            $25,580,045                   -0-              $12,788,225
                                                                        ===========                                    ===========

(1) During the period ended March 31, 1997, $790,000 of the 8% convertible Debentures were converted into 5,246,966 shares of common stock.

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

      By Agreement dated March 12, 1997, Avonwood agreed to accept 187,666 shares of the Company's common stock, par value $.01, in exchange for the amounts due Avonwood under its Financial Consulting Services Agreement for the months of January, February, and March, 1997.

      By Agreement dated October 31, 1996, by and among Wall Street Equities, Inc. and the Company. Wall Street Equity was entitled to receive 250,000 shares of the Company's stock, par value $.01 in exchange for financial consulting services.

(4) The Company entered into a Financial Consulting Services Agreement with Avonwood Capital Corporation ("Avonwood") which provided as part of the compensation to Avonwood warrants for 800,000 shares at $.35 per share expiring May 8, 2001. On October 18, 1996, Avonwood conveyed its warrants equally to two of its principles, Thomas R. Smith and James Porter, Jr. On November 24, 1996, Mr. Smith exercised his warrants for 400,000 shares of common stock by issuing a Note Payable to the Company.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996
===============================================================================

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


                                                   1997            1996
                                                   ----            ----
         Outstanding at beginning of year         850,000         850,000
         Cancelled                               (150,000)       (150,000)
                                                 --------        --------
         Outstanding at end of year               700,000         700,000
                                                 ========        ========

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


                                                     1997              1996
                                                     ----              ----
         Outstanding at beginning of year           500,000           500,000
         Granted                                  2,400,000         2,400,000
         Exercised                                  400,000           400,000
                                                  ---------         ---------
         Outstanding as of March 31               2,500,000         2,500,000
                                                  =========         =========


   (c)   Common Stock Warrants Attached to Debentures

         In connection with the issuance of the 8% convertible debentures in September, 1996; a number of warrants were granted to the holders of the debentures, the agents, and subagents who placed the debentures. As of March 31, 1997, the number of warrants outstanding is indeterminable due to the exercise formula which is based upon a number of variables and future transactions.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996
===============================================================================

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

   (d)   Net Income Per Share

         Net income per share was calculated on the basis of the weighted average number of shares outstanding which amounted to 19,465,358 of the period ended March 31, 1997 (12,077,732 shares for the period ended March 31, 1996). For the periods ended March 31, 1997 and March 31, 1996 the exercise of the options and warrants outstanding as at year end did not have a dilative effect on the net income per share.

12.   Income Taxes.

      The company has no current and deferred taxes payable. The Company and its subsidiary have significant tax losses to be applied against future income. The Company's tax filings show net operating losses to be applied against future taxable income in the amount of approximately $25 million to be utilized in various years through 2009. The tax benefit of these losses is estimated to be approximately $10 million. No potential benefit of these losses has been recognized in the accounts.

13.   Segmented Information.

      Substantially all of the Company's operating activities are in oil and gas exploration and development in the United States which is considered to be the Company's domestic segment. In addition, the Company has a 100% owned subsidiary involved in the harvesting of Timber Concessions in Guyana.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996
===============================================================================

      The following table identifies customers of the Company who purchased greater than ten percent (10%) of the oil and gas produced by the Company:

                                                                  1997            1996
                                                               Percentage      Percentage
                                                                Of Total        Of Total
                                                                  Sales           Sales
      Oil Production
          Pride Pipeline Company                                  100%            100%
      Gas Production
          Aquila Southwest Pipeline Corporation                   17.3            16.6
          Austin Chalk National Gas Marketing Services            27.0            27.4
          SONAT                                                   55.7            56.0

14.   Acquisition of Deven Resources Corporation.

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


                                               (In Millions)
            Oil and Gas Properties                $1.50
            Goodwill                               1.25
            Less-Net Liabilities Assumed           (.10)
                                                  -----
                                                  $2.65
                                                  =====

15.   Commitment.

      The Company is committed under an agreement with a financial advisor for services at the rate of $20,000 per month through May, 1997. In October, 1996, the Company entered into a one year agreement, expiring September, 1997, with a financial public relations firm, at the rate of $16,000 per month.

16. Acquisition of Oil and Gas Properties from Reserve Production Inc. Liquidating Trust.

      Effective November 27, 1996, a binding letter of intent was signed with Reserve Production Inc. Liquidating Trust ("Trust") to acquire oil and gas properties with approximately 3 million barrels of oil equivalent and a projected annual operating cash flow of $1.5 million. At the time of signing, the Company made a deposit of $100,000 ("Earnest Money Deposit").

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996
===============================================================================

      On December 20, 1996, the Company entered into a definitive agreement ("Definitive Agreement") for the acquisition of these properties, subject to Bankruptcy Court approval and the Seller's meeting certain conditions to closing, at a purchase price of $5 Million. Although Bankruptcy Court approval was obtained on February 13, 1997, the Trust was unable to meet its conditions to closing and the transaction has terminated. The Company has made demand for return of the Earnest Money Deposit and other costs expended by the Company all in accordance with the Definitive Agreement. The Trust has refused to return the Earnest Money Deposit and to reimburse the Company for certain costs in accordance with the Definitive Agreement. On April 24, 1997, the Company commenced a law suit against the Trust to recover the Earnest Money Deposit, other reimbursable costs and other unspecified damages.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996
===============================================================================

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

            The Quarter ended March 31, 1997 was marked by a number of events which, in the long run, will strengthen the Company and enable it to sustain future growth. These events include:

A.    Completion of the acquisition of Deven Resources, Inc.

      Effective October 1, 1996, the Company acquired all the outstanding capital stock of Deven Resources, Inc. ("Deven") in exchange for 2.6 million shares of the Company's common stock plus $150,000 in cash advances. Deven contributed $249,466 in management and overhead fees for first six months of the current fiscal year and $695,988 in oil and gas sales during the period ended March 31, 1997. In addition, Deven's interests in oil and gas properties will provide positive cash flow in future years. Consolidation of the Company's administrative and accounting functions into Deven's operations has been completed during the second quarter of Daleco's fiscal year ending September 30, 1997.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996
===============================================================================

B. Acquisition of Oil and Gas Properties from Reserve Production Inc. Liquidating Trust.

      On April 24, 1997, the Company commenced an Adversary Action against Reserve Production, Inc. Liquidating Trust ("Trust") in the United States Bankruptcy Court for the Eastern District of Texas, Tyler Division, Case
      No.: 97-6036A (Suit) to recover costs, damages and return of the Company's Earnest Money Deposit.

      On November 27, 1996, the Company entered into a Letter of Intent to acquire the Trust's interests in oil and gas properties with approximately 3 million barrels of oil equivalent. On December 20, 1996, the Company entered into a Definitive Agreement ("Definitive Agreement") for the acquisition of these properties the purchase was conditional upon Bankruptcy Court approval, which was obtained on February 13, 1997, and the Trust meeting certain conditions to closing, which the Trust was unable to do.

      Under the terms of the Definitive Agreement, the Company was required to conduct a workover of the Jody No. 2 Well, Fayette County, Texas, which the Company did. The Definitive Agreement provided that should the Company not acquire the Jody No. 2 Well, for any reason, then the Trust would reimburse the Company for the cost of the Jody No. 2 Well workover.

      Since the Trust was unable to meet its conditions to closing as set forth in the Definitive Agreement, closing on the transaction did not occur and the Company was entitled to repayment of its Earnest Money Deposit made at the time of the signing of the Letter of Intent and the cost of the Jody No. 2 Well workover. After the Trust's refusal to abide by the terms of the Definitive Agreement, the Company commenced the Suit. The Company has also alleged that the inability of the Trust to meet its Conditions to Closing was the result of the intentional acts of the Trustee for which it is seeking damages of an unspecified amount.

      1.    Timber Rights.

            During the period ended March 31, 1997, the Company's subsidiary, Sustainable Forest Industries ("Sustainable"), completed the development of a business plan to utilize its tropical hardwood forest concession in Guyana, South America. This plan calls for commercial quantities of timber sales by the quarter ending June 30, 1997. Sustainable closed its first sale of timber during the quarter. Although small in size, 425 utility poles, the sale represents the beginning of sales in the Caribbean basin area. The Company has also completed its on-site inventory of marketable timber on its Phase II 4,200 acre concession in the Waurauboo area of Guyana. With the addition of this block, the company's holdings in Guyana now stand at over 6,000 acres and have a gross appraised value in excess of $15,000,000. During the quarter the Company entered into discussion to provide project financing for Sustainable. It is anticipated that this financing will be in place during the third fiscal quarter. With the funds from the project financing, Sustainable will have the necessary working capita to take the next step in the harvesting of timber necessary to meet larger orders for wood.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996


            At present, Sustainable is in negotiations with several US and foreign purchasers of raw and rough cut wood that if consummated would return a substantial profit to the Company.

      2.    Settlements.

            During the period ended March 31, 1997, the Company entered into an agreement with Avonwood Capital Corporation to satisfy the Company's monthly obligation of $15,000 for stock. The exchange covered the months of January, February and March, 1997, for which Avonwood was issued 187,666 shares of common stock.


ITEM 4      SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

            On March 20, 1997, the Annual Meeting of Shareholders was held. At this meeting there were two matter to be acted upon by the
            Shareholders: (i) election of directors; and, (ii) ratification of accounts.

            Seven persons were nominated to serve as directors for the coming year and until their successors are elected and qualified. The nominees and votes for, against or withheld are as follows:


                   NOMINEES                FOR           AGAINST       ABSTAIN
                   --------             ----------       -------       -------
               Dov Amir                 17,723,608          0          147,707
               Louis Erlich             17,723,608          0          147,707
               David F. Lincoln         17,723,608          0          147,707
               Gary J. Novinskie        17,723,608          0          147,707
               Eberhard Mueller         17,723,608          0          147,707
               C. Warren Trainor        17,723,608          0          147,707
               Mark J. DeNino           17,723,608          0          147,707

            The Shareholder ratified the selection of Coopers & Lybrand or such other accounting firm selected by the Board of Directors as the Company's certified public accountants as follows:


                    FOR            AGAINST          ABSTAIN
                ----------         -------          -------
                17,667,525         82,740           121,050

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996
===============================================================================

ITEM 5      OTHER INFORMATION.

            None.


ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K.

            None.


                                   SIGNATURES

   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          DALECO RESOURCES CORPORATION

Date:  May 14, 1997                                     Gary J. Novinskie
                                                        -----------------
                                                        Gary J. Novinskie
                                                        President


Date:  May 14, 1997                                     Edward J. Furman
                                                        ----------------
                                                        Edward J. Furman
                                                        Chief Financial Officer