Form 10QSB
period 1997-06-30
DALECO RESOURCES CORP
filed 1997-08-12
CIK 746967

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997
                               -------------

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ______________

Commission File Number 0-12214
                       -------

                          DALECO RESOURCES CORPORATION
-------------------------------------------------------------------------------
              Name of small business issue as specified in Charter


Delaware                                23-2860739
-------------------------------        ----------------------------------------
(State or other jurisdiction of        (IRS Employer Identification Number)
incorporation or organization)


435 Devon Park Drive, Suite 410
Wayne, Pennsylvania 19087              (610) 254-4199
-------------------------------        ----------------------------------------
(Address of Principal Executive        (Issuer's telephone number)
Offices)

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

26,863,880 shares of common stock as of August 1, 1997

                                      INDEX

                                                                                PAGE
PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS (Unaudited)......................................  1
          Consolidated Balance Sheets...........................................  1
          Consolidated Statement Of Income......................................  2
          Consolidated Statement Of Deficit.....................................  3
          Consolidated Statement Of Cash Flow...................................  4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS......................................  5

         1.   Reference To Audited Financial Statements.........................  5
         2.   Summary of Significant Accounting Policies........................  5
         3.   Investment In And Advances To Mining Joint Venture................  7
         4.   Oil and Gas Properties and Equipment..............................  7
         5.   Timber Rights Acquisition.........................................  8
         6.   Mineral Properties................................................  8
         7.   Note Payable......................................................  8
         8.   Due to (from) Related Parties.....................................  9
         9.   Related Party Transactions........................................  9
         10.  Debentures........................................................ 10
         11.  Capital Stock..................................................... 11
         12.  Income Taxes...................................................... 13
         13.  Segmented Information............................................. 13
         14.  Acquisition of Deven Resources Corporation........................ 14
         15.  Commitment........................................................ 14
         16.  Acquisition of Oil and Gas Properties from Reserve Production Inc.
                Liquidating Trust............................................... 14

ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS............................... 16
         A.   Completion of the acquisition of Deven Resources, Inc............. 16
         B.   Acquisition of Oil and Gas Properties from Reserve Production Inc.
                Liquidating Trust............................................... 17
                  1. Timber Rights.............................................. 17
                  2. Settlements................................................ 18

ITEM 4        SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS................ 18

ITEM 5        OTHER INFORMATION................................................. 18

ITEM 6        EXHIBITS AND REPORTS ON FORM 8-K.................................. 18

SIGNATURES...................................................................... 19

                          DALECO RESOURCES CORPORATION
                         CONSOLIDATED BALANCE SHEETS AS
                            OF JUNE 30, 1997 AND 1996
                       Prepared by Management (Unaudited)

                                                                                 Unaudited              Unaudited
                                                                               June 30, 1997          June 30, 1996
                                                                               -------------          -------------
                                                         ASSET

CURRENT ASSETS

Cash                                                                            $    212,457            $    553,530

Receivables                                                                          108,577                 772,176

Costs Associated With Acquisition of Oil and Gas Properties                          612,915
From Reserve Production, Inc., Liquidating Trust (Note 16)

Other Current Assets                                                                  87,248                    --
                                                                                ------------            ------------

                                                                                   1,021,197               1,325,706

Investments in and Advances to Mining Joint Venture (Note 3)                          25,000                 300,000

Oil and Gas Properties and Equipment (Note 4)                                      5,079,670               3,771,562

Property and Equipment                                                                77,633                    --

Timber Rights (Note 5)                                                             1,028,342               1,028,342

Mineral Properties (Note 6)                                                           15,673                  15,487

Goodwill (Note 14)                                                                   917,518                    --

Debenture Issue costs (Note 10)                                                         --                   100,000
                                                                                ------------            ------------

TOTAL ASSETS                                                                    $  8,165,033            $  6,541,097
                                                                                ============            ============

                                                      LIABILITIES

CURRENT LIABILITIES

Accounts Payable and Accrued Liabilities                                           1,989,058            $  1,298,833

Notes Payable (Note 7)                                                               800,000               1,100,000

Drilling Deposits                                                                     29,000                  29,000
                                                                                ------------            ------------

                                                                                   2,818,058               2,427,833

Amounts Due to Related Parties (Note 8)                                              571,211                 423,992

Long-Term Debt (Note 5)                                                              250,000                    --

Debentures (Note 10)                                                                  90,000               1,000,000
                                                                                ------------            ------------

                                                                                   3,729,269               3,851,825

                                                 SHAREHOLDERS' EQUITY

CAPITAL STOCK

Issued common shares (Note 11)                                                    12,855,225               8,360,126

Accumulated Deficit                                                               (8,307,461)             (5,670,854)
                                                                                ------------            ------------

Total Shareholders' Equity                                                         4,547,764               2,689,272
                                                                                ------------            ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $  8,165,033            $  6,541,097
                                                                                ============            ============

See Accompanying Notes.

                          DALECO RESOURCES CORPORATION
                     CONSOLIDATED INCOME STATEMENTS FOR THE
                      PERIODS ENDED JUNE 30, 1997 AND 1996

                                                           THREE MONTHS ENDED                    NINE MONTHS ENDED

                                                       JUNE 30,           JUNE 30,            JUNE 30,           JUNE 30,
GROSS OPERATING REVENUE                                 1997               1996                1997                1996
                                                    -----------         -----------         -----------         -----------
Oil and Gas Sales                                   $   602,181         $   110,248         $ 1,852,100         $   608,655

Less: Operating Expenses (Note 4)                       101,093             126,581             383,477             295,852

Net Profits Interest and Associated Expenses            321,022                --               985,619                --

Severance Taxes                                           3,218               7,444              22,070              19,018

Depletion, Depreciation and Amortization                148,317              44,651             342,951             172,745
                                                    -----------         -----------         -----------         -----------

NET OPERATING REVENUE                                    28,531             (68,428)            117,983             121,040

Management and Administrative Fee
Revenues                                                172,836                --               422,302                --

Gain on Litigation Settlement                              --                  --                  --               768,463

Administration Expense                                 (316,946)           (412,793)         (1,129,416)           (757,588)

Amortization of Debenture Issue Costs                   (10,632)               --               (42,865)               --

Financial Advisors Expenses                             (56,000)               --              (284,829)               --

Timber Operating Costs                                  (38,369)               --              (220,889)               --

Amortization of Goodwill                               (104,150)               --              (312,482)               --

Write-Down of Advances to Mining Joint
Venture                                                 (25,000)               --               (75,000)               --

Interest  Expense                                       (18,810)            (37,942)           (110,160)           (104,473)
                                                    -----------         -----------         -----------         -----------

TOTAL                                                  (397,071)           (450,735)         (1,753,339)            (93,598)
                                                    -----------         -----------         -----------         -----------

NET INCOME (LOSS)                                   $  (368,540)        $  (519,163)        $(1,634,856)        $    27,442
                                                    ===========         ===========         ===========         ===========

PRIMARY AND FULLY DILUTED NET
INCOME (LOSS) PER COMMON SHARE                      $     (0.02)        $     (0.04)        $     (0.09)        $      0.01
                                                    ===========         ===========         ===========         ===========

See Accompanying Notes.

                          DALECO RESOURCES CORPORATION
                    CONSOLIDATED STATEMENT OF DEFICIT FOR THE
                    NINE MONTHS ENDED JUNE 30, 1997 AND 1996
                       Prepared by Management (Unaudited)

                                          Unaudited             Unaudited
                                        June 30, 1997         June 30, 1996
                                        -------------         -------------

BALANCE - BEGINNING OF PERIOD           $(6,672,105)            (5,698,296)

NET INCOME (LOSS) FOR THE PERIOD         (1,635,356)                27,442
                                        -----------            -----------

BALANCE - END OF PERIOD                 $(8,307,461)           $(5,670,854)
                                        ===========            ===========

See Accompanying Notes.

                          DALECO RESOURCES CORPORATION
                       CONSOLIDATED STATEMENT OF CASH FLOW
                  FOR THE PERIODS ENDED JUNE 30, 1997 AND 1996
                       Prepared by Management (Unaudited)

                                                                Three Months Ended                     Nine Months Ended

                                                             June 30,           June 30,            June 30,             June 30,
OPERATING ACTIVITIES                                          1997               1996                 1997                 1996
                                                          -----------         -----------         -----------         -----------
Net Income (Loss)                                         $  (368,540)        $  (519,163)        $(1,635,356)        $    27,442

Items not affecting Working Capital -

Depreciation, Depletion and Amortization and                  288,099              44,651             440,599             172,745
Write-Downs

Loss on Development and Resale of Wells                          --                71,468                --                  --

Loss/(Gain) on Sale of Oil & Gas Properties                      --                  --                  --                  --
                                                          -----------         -----------         -----------         -----------

                                                              (80,441)           (403,044)         (1,194,757)            200,187

(Increase) Decrease in Other Assets                            21,866              12,191            (608,577)               --

(Increase) Decrease in Receivables                            (34,772)               --               762,553             (43,297)

Increase (Decrease) in Accounts Payable                       (29,298)            249,997             679,210            (892,039)

Drilling and Workover Costs                                      --              (251,993)               --              (271,838)

Proceeds of Drilling Program                                     --                  --                  --               525,500
                                                          -----------         -----------         -----------         -----------

Cash provided from/(used for) Operations                     (122,645)           (392,849)           (361,571)           (481,487)
                                                          -----------         -----------         -----------         -----------

INVESTING ACTIVITIES

Leasing Acquisition and Well Costs incurred                      --               (52,255)           (124,406)            (59,006)
                                                                                                  -----------

Lease Acquisition and Well costs surrendered                     --               (70,770)               --              (180,251)
                                                          -----------         -----------         -----------         -----------

Cash provided from/(used for) Investing Activities               --               123,025            (124,406)           (239,257)
                                                          -----------         -----------         -----------         -----------

FINANCING ACTIVITIES

Increase (Decrease) in Notes Payable                          250,000                --               250,000                --

Issuance of Debentures                                           --             1,000,000                --             1,000,000

Debentures Costs                                                 --              (100,000)               --              (100,000)

Increase (Decrease) in amounts due to Related                   4,618             112,331             180,249             294,262
                                                          -----------         -----------         -----------         -----------
Parties

Cash provided from/(used for) Financing Activities            254,618           1,012,331             430,249           1,194,262
                                                          -----------         -----------         -----------         -----------

NET INCREASE (DECREASE) IN CASH                               131,973            (496,457)            (55,728)            473,518

CASH - BEGINNING OF PERIOD                                     80,484              57,073             268,185              80,012
                                                          -----------         -----------         -----------         -----------

CASH - END OF PERIOD                                      $   212,457         $   553,530         $   212,457         $   553,530
                                                          ===========         ===========         -----------         ===========

See Accompanying Notes.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996
===============================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996
===============================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996
===============================================================================

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

4.  Oil and Gas Properties and Equipment.


                                                 1997                   1996
                                                 ----                   ----
   Proven lease acreage cost                  $3,756,637             $2,423,093
   Proven undeveloped lease acreage
    cost                                       1,906,220              2,065,084
   Well costs                                  1,636,803              1,261,034
                                              ----------             ----------
                                               7,299,660              5,749,211
   Accumulated depletion,
    depreciation and amortization              2,225,444              1,938,103
                                              ----------             ----------
                                               5,074,216              3,766,108
                                              ----------             ----------
   Other equipment                                 6,060                  6,060
   Accumulated depreciation                          606                    606
                                              ----------             ----------
                                                   5,454                  5,454
                                              ----------             ----------
                                              $5,079,670             $3,771,562
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

    Operating expenses include the lease operating expenses for and the net profits interests paid to a partnership sponsored by Deven Resources, Inc. This amounted to $985,619 for the nine months ended June 30, 1997.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996
===============================================================================

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

    Under the terms of the Company's acquisition of Sustainable, the Company was obligated to contribute up to $750,000 to support the operation of Sustainable. As of June 30, 1997, this condition has been partially met. The Company has entered into new agreements with Oreu for the funding of the harvesting of the timber concessions. Due to excess sawmill capacity in Guyana, the Company has decided not to build a sawmill at this time and will use such excess capacity in its operations.

    During the quarter ended June 30, 1997 the Company completed negotiations with an external funder to provide financing for Sustainable's Guyana operations. Under the terms of agreement, an initial tranche of $250,000 was provided in the form of a participatory loan bearing interest at 12% and payable out of the net operating cash flow of Sustainable.

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

7.  Note Payable.

    During the year ended September 30, 1995, the Company received $1,100,000 in return for a note payable, with the producing wells of the Company used as collateral. Interest of 10% per annum is due monthly. The balance outstanding on this loan as of June 30, 1997 was $800,000.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996
===============================================================================

8.  Due to (from) Related Parties.

                                               June 30,          June 30,
                                                 1997             1996
                                               --------          --------
   Net due to Haly Corporation -
     Bearing interest at prime +1%             $312,952           141,570
     Bearing interest at TCD +1.5%                   --                --
                                               --------           -------
                                                312,952           141,570
                                               --------           -------
   Net due (From) to Amir and Erlich
     Bearing interest at prime +3%               91,062           159,552
     Bearing interest at 7%                     167,197                --
     Non-interest bearing                            --           122,870
                                               --------           -------
                                                258,259           282,422
                                               --------           -------
                                               $571,211           423,992
                                               ========           =======

    There are no fixed repayment terms for these amounts.

9.  Related Party Transactions.

    Remuneration of directors for the periods ended June 30, 1997 and June 30, 1996 was $0 and $2,748, respectively. Remuneration for the years September 30, 1992 through 1996 in the amount of $54,761 have yet to be paid to the directors.

    Haly Corporation (whose shareholders are shareholders and directors of the Company) has charged, after amounts recovered from third parties, for the periods ended June 30, 1997 and June 30, 1996 the sum of $302,926 and $404,500, respectively for administrative services including remuneration of Dov Amir and Louis Erlich who both were officers and directors of the Company.

    In February, 1995 the Company acquired 109 mining claims from Messrs. Amir and Erlich, directors and shareholders of the Company at their original cost of acquisition of $15,487.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996
===============================================================================

10. Debentures.

                                              As Of             As Of
                                            June 30,          June 30,
                                              1997              1996
                                            --------          --------
   7% Convertible Debentures                   --                --
   8% Convertible Debentures                $90,000              --

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

   b. 8% Convertible Debentures

      On September 11, 1996 the Company issued $1,310,000 worth of 8% convertible debentures with interest payable in stock only and accruing until conversion or redemption after the term of two. The placement agent's fees were 10% of the goss proceeds, and 122,111 warrants discussed in not 12(c). the debentures may be converted after a holding period of:
      (a) as to 50% of the principal amount, 45 days after closing (October 2, 1996), and (b) as to the remaining 50%, 65 days after closing (November 16, 1996). The debentures and accrued interest are convertible into the Company's common stock at the less of : (1) the fixed conversion price ($1.0171875), or (2) 75% of the average closing bid price for the five trading days immediately preceding the date of conversion. As of June 30, 1997, $1,220,000 of the 8% debentures have been converted into 5,573,338 shares of common stock.

      The fair value of the debentures is not materially different from the carrying amount on the balance sheet.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996
===============================================================================

11. Capital Stock.

                                                                        NUMBER OF                NUMBER OF
                                                                      COMMON SHARES          PREFERRED SHARES
                                                                     PAR VALUE $.01           PAR VALUE $.01
                AUTHORIZED                             Ref.                                                             AMOUNT
                                                                       50,000,000               50,000,000

Balance as at September 30, 1996                                       13,154,854                   -0-               $ 8,860,984

Issued upon conversion of Debentures                   (1)              8,722,525                   -0-                 1,427,241

Issued upon Acquisition of Deven Resources,            (2)              2,600,000                   -0-                 2,500,000
Inc.

Issued For Services                                    (3)                702,666                   -0-                    67,000

Exercise of Warrants                                   (4)                400,000                   -0-                        --
                                                                       ----------
Balance as at June 30, 1997                                            25,580,045                   -0-               $12,855,225
                                                                       ==========                                     ===========

(1) During the period ended June 30, 1997, $790,000 of the 8% convertible Debentures were converted into 5,246,966 shares of common stock.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996
===============================================================================

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


                                                     1997               1996
                                                     ----               ----
       Outstanding at beginning of year            850,000             850,000
       Cancelled                                  (150,000)           (150,000)
                                                  --------            --------
       Outstanding at end of period                700,000             700,000
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


                                                 1997                 1996
                                              ---------            ---------
       Outstanding at beginning of year         500,000              500,000
       Granted                                2,400,000            2,400,000
       Exercised                                400,000              400,000
                                              ---------            ---------
       Outstanding at end of period           2,500,000            2,500,000
                                              =========            =========

   (c) Common Stock Warrants Attached to Debentures

       In connection with the issuance of the 8% convertible debentures in September, 1996; a number of warrants were granted to the holders of the debentures, the agents, and subagents who placed the debentures. As of June 30, 1997, the number of warrants outstanding is indeterminable due to the exercise formula which is based upon a number of variables and future transactions.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996
===============================================================================

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

   (d) Net Income Per Share

       Net income per share was calculated on the basis of the weighted average number of shares outstanding which amounted to 19,465,358 of the period ended June 30, 1997 (12,077,732 shares for the period ended June 30, 1996). For the periods ended June 30, 1997 and June 30, 1996 the exercise of the options and warrants outstanding as at year end did not have a dilative effect on the net income per share.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996
===============================================================================

    The following table identifies customers of the Company who purchased greater than ten percent (10%) of the oil and gas produced by the Company:

                                                                  1997            1996
                                                               Percentage      Percentage
                                                                Of Total        Of Total
                                                                  Sales           Sales
     Oil Production
         Pride Pipeline Company                                    100%            100%

     Gas Production
         Aquila Southwest Pipeline Corporation                      57%             50%
         Austin Chalk National Gas Marketing Services               34%             50%
         SONAT                                                       9%

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

                                                        (In Millions)

      Oil and Gas Properties                                $1.50
      Goodwill                                               1.25
      Less -Net Liabilities Assumed                         ( .10)
                                                            -----
                                                            $2.65
                                                            =====

15. Commitment.

    The Company was committed under an agreement with a financial advisor for services at the rate of $20,000 per month through May, 1997. In October, 1996, the Company entered into a one year agreement, expiring September, 1997, with a financial public relations firm, at the rate of $16,000 per month.

16. Acquisition of Oil and Gas Properties from Reserve Production Inc. Liquidating Trust.

    Effective November 27, 1996, a binding letter of intent was signed with Reserve Production Inc. Liquidating Trust ("Trust") to acquire oil and gas properties with approximately 3 million barrels of oil equivalent and a projected annual operating cash flow of $1.5 million. At the time of signing, the Company made a deposit of $100,000 ("Earnest Money Deposit"). On December 20, 1996, the Company entered into a definitive agreement ("Definitive Agreement") for the acquisition of these properties, subject to Bankruptcy Court approval and the Seller's meeting certain conditions to

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996
===============================================================================

    closing, at a purchase price of $5 Million. Although Bankruptcy Court approval was obtained on February 13, 1997, the Trust was unable to meet its conditions to closing and the transaction has terminated. The Company has made demand for return of the Earnest Money Deposit and other costs expended by the Company all in accordance with the Definitive Agreement. The Trust has refused to return the Earnest Money Deposit and to reimburse the Company for certain costs in accordance with the Definitive Agreement. On April 24, 1997, the Company commenced a law suit against the Trust to recover the Earnest Money Deposit, other reimbursable costs and other unspecified damages. On July 23, 1997, Reserve Production Liquidating Partnership, an affiliate of the Trust, filed a complaint in the United States District Court for the Eastern District of Texas, Tyler Division, against the Company, Westlands Resources Corporation and three of its officers and/or directors Messrs: Lincoln, Novinskie and Trainor. The suit is essentially a counter claim to the Company's cause of Action filed in the Bankruptcy court and seeks unspecified damages. The Company is moving to have the complaint joined with its complaint, have it treated as a counter claim and filing appropriate motions in respect thereto. The complaint is without merit and the Company is taking appropriate actions to defend same. The Company, consistent with the provisions of its By-Laws, is paying for the defense of
    Messrs: Lincoln, Novinskie, and Trainor in this matter.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996
===============================================================================

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

       The Quarter ended June 30, 1997 was marked by a number of events which, in the long run, will strengthen the Company and enable it to sustain future growth. These events include:

A. Completion of the acquisition of Deven Resources, Inc.

   Effective October 1, 1996, the Company acquired all the outstanding capital stock of Deven Resources, Inc. ("Deven") in exchange for 2.6 million shares of the Company's common stock plus $150,000 in cash advances. Deven contributed $407,302 in management and overhead fees for first nine months of the current fiscal year and $1,088,289 in oil and gas sales during the period ended June 30, 1997. In addition, Deven's interests in oil and gas properties will provide positive cash flow in future years. Consolidation of the Company's administrative and accounting functions into Deven's operations has been completed during the second quarter of Daleco's fiscal year ending September 30, 1997.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996
===============================================================================

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

   On or about July 23, 1997, Reserve Production, Inc., Liquidating Partnership, a partnership comprised of Reserve Production, Inc., Liquidating Trust and CT Energy, LLC, a Texas limited liability company, filed an action in the United States District Court for the Eastern District of Texas, Tyler Division, seeking unspecified damages from the Company and there of its officers and directors. The District Court Suit, which should have been filed as a counter claim to the Company's suit, is believed by the Company and its counsel to be without merit. The Company, under the provision of its By-Laws, is undertaking the defense of its officers and director in this matter.

   1. Timber Rights.

      During the period ended June 30, 1997, the Company's subsidiary, Sustainable Forest Industries ("Sustainable"), completed the development of a business plan to utilize its tropical hardwood forest concession in Guyana, South America. This plan calls for commercial quantities of timber sales by the quarter ending June 30, 1997. Sustainable closed its first sale of timber during the quarter. Although small in size, 425 utility poles, the sale represents the beginning of sales in the Caribbean basin area. The Company has also completed its on-site inventory of marketable

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996
===============================================================================

      timber on its Phase II 4,200 acre concession in the Waurauboo area of Guyana. With the addition of this block, the company's holdings in Guyana now stand at over 6,000 acres and have a gross appraised value in excess of $15,000,000. During the quarter the Company entered into discussion to provide project financing for Sustainable. It is anticipated that this financing will be in place during the third fiscal quarter. With the funds from the project financing, Sustainable will have the necessary working capita to take the next step in the harvesting of timber necessary to meet larger orders for wood. At present, Sustainable is in negotiations with several US and foreign purchasers of raw and rough cut wood that if consummated would return a substantial profit to the Company.

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

       Seven persons were nominated to serve as directors for the coming year and until their successors are elected and qualified. The nominees and votes for, against or withheld are as follows:

ITEM 5 OTHER INFORMATION.

       None.


ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K.

       None.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996
===============================================================================


                                   SIGNATURES

   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          DALECO RESOURCES CORPORATION

Date:  August 11, 1997                              GARY J. NOVINSKIE
                                                    -------------------------
                                                    Gary J. Novinskie
                                                    President


Date:  August 11, 1997                              EDWARD J. FURMAN
                                                    -------------------------
                                                    Edward J. Furman
                                                    Chief Financial Officer