Form 10QSB/A
period 1997-06-30
DALECO RESOURCES CORP
filed 1997-08-26
CIK 746967

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, AMENDED
                               -------

For the quarterly period ended June 30, 1997
                               -------------

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission File Number 0-12214
                       -------

                          DALECO RESOURCES CORPORATION
              Name of small business issue as specified in Charter


           Delaware                                       23-2860739
---------------------------------------      ----------------------------------
(State or other jurisdiction               (IRS Employer Identification Number)
of incorporation or organization)


435 Devon Park Drive, Suite 410
Wayne, Pennsylvania 19087                               (610) 254-4199
---------------------------------------      ----------------------------------
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

                                      INDEX

                                                                                                                       PAGE
PART I            FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS (Unaudited)......................................................................  1
                  Consolidated Balance Sheets...........................................................................  1
                  Consolidated Statement Of Income......................................................................  2
                  Consolidated Statement Of Deficit.....................................................................  3
                  Consolidated Statement Of Cash Flow...................................................................  4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..............................................................................  5

                  1.       Reference To Audited Financial Statements....................................................  5
                  2.       Summary of Significant Accounting Policies...................................................  5
                  3.       Investment In And Advances To Mining Joint Venture...........................................  7
                  4.       Oil and Gas Properties and Equipment.........................................................  7
                  5.       Timber Rights Acquisition....................................................................  8
                  6.       Mineral Properties...........................................................................  8
                  7.       Note Payable.................................................................................  8
                  8.       Due to (from) Related Parties................................................................  9
                  9.       Related Party Transactions...................................................................  9
                  10.      Debentures................................................................................... 10
                  11.      Capital Stock................................................................................ 11
                  12.      Income Taxes................................................................................. 13
                  13.      Segmented Information........................................................................ 13
                  14.      Acquisition of Deven Resources Corporation................................................... 14
                  15.      Commitment................................................................................... 14
                  16.      Acquisition of Oil and Gas Properties from Reserve Production Inc.
                           Liquidating Trust............................................................................ 14

         ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS.......................................................... 16
                  A.       Completion of the acquisition of Deven Resources, Inc........................................ 16
                  B.       Acquisition of Oil and Gas Properties from Reserve Production Inc.
                           Liquidating Trust............................................................................ 17
                           1.  Timber Rights............................................................................ 17
                           2.  Settlements.............................................................................. 18

         ITEM 4            SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS........................................... 18

         ITEM 5            OTHER INFORMATION............................................................................ 18

         ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K............................................................. 18

         SIGNATURES..................................................................................................... 19


                          DALECO RESOURCES CORPORATION
                         CONSOLIDATED BALANCE SHEETS AS
                            OF JUNE 30, 1997 AND 1996
                       Prepared by Management (Unaudited)

                                                                                   Unaudited                  Unaudited
                                                                                 June 30, 1997              June 30, 1996
                                                                                 -------------              -------------

                                                         ASSET
CURRENT ASSETS

Cash                                                                              $    212,457              $    553,530

Receivables                                                                            108,577                   772,176

Costs Associated With Acquisition of Oil and Gas Properties
From Reserve Production, Inc., Liquidating Trust (Note 16)                             612,915

Other Current Assets                                                                    87,248                      --
                                                                                  ------------              ------------

                                                                                     1,021,197                 1,325,706

Investments in and Advances to Mining Joint Venture (Note 3)                            25,000                   300,000

Oil and Gas Properties and Equipment (Note 4)                                        5,079,670                 3,771,562

Property and Equipment                                                                  77,633                      --

Timber Rights (Note 5)                                                               1,028,342                 1,028,342

Mineral Properties (Note 6)                                                             15,673                    15,487

Goodwill (Note 14)                                                                     917,518                      --

Debenture Issue costs (Note 10)                                                           --                     100,000
                                                                                  ------------              ------------

TOTAL ASSETS                                                                      $  8,165,033              $  6,541,097
                                                                                  ============              ============

                                                      LIABILITIES

CURRENT LIABILITIES

Accounts Payable and Accrued Liabilities                                             1,989,058              $  1,298,833

Notes Payable (Note 7)                                                                 688,000                 1,100,000

Drilling Deposits                                                                       29,000                    29,000
                                                                                  ------------              ------------

                                                                                     2,818,058                 2,427,833

Amounts Due to Related Parties (Note 8)                                                571,211                   423,992

Long-Term Debt (Note 5)                                                                250,000                      --

Debentures (Note 10)                                                                    90,000                 1,000,000
                                                                                  ------------              ------------

                                                                                     3,729,269                 3,851,825

                                                 SHAREHOLDERS' EQUITY

CAPITAL STOCK

Issued common shares (Note 11)                                                      12,855,225                 8,360,126

Accumulated Deficit                                                                 (8,307,461)               (5,670,854)
                                                                                  ------------              ------------

Total Shareholders' Equity                                                           4,547,764                 2,689,272
                                                                                  ------------              ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $  8,165,033              $  6,541,097
                                                                                  ============              ============


See Accompanying Notes.                 1

                          DALECO RESOURCES CORPORATION
                     CONSOLIDATED INCOME STATEMENTS FOR THE
                      PERIODS ENDED JUNE 30, 1997 AND 1996


                                                             THREE MONTHS ENDED                      NINE MONTHS ENDED

                                                       JUNE 30,             JUNE 30,           JUNE 30,             JUNE 30,
GROSS OPERATING REVENUE                                  1997                 1996               1997                1996
                                                    -----------         -----------         -----------         -----------
Oil and Gas Sales                                   $   602,181         $   110,248         $ 1,852,100         $   608,655

Less: Operating Expenses (Note 4)                       101,093             126,581             383,477             295,852

Net Profits Interest and Associated Expenses            321,022                --               985,619                --

Severance Taxes                                           3,218               7,444              22,070              19,018

Depletion, Depreciation and Amortization                148,317              44,651             342,951             172,745
                                                    -----------         -----------         -----------         -----------

NET OPERATING REVENUE                                    28,531             (68,428)            117,983             121,040

Management and Administrative Fee
Revenues                                                172,836                --               422,302                --

Gain on Litigation Settlement                              --                  --                  --               768,463

Administration Expense                                 (316,946)           (412,793)         (1,129,416)           (757,588)

Amortization of Debenture Issue Costs                   (10,632)               --               (42,865)               --

Financial Advisors Expenses                             (56,000)               --              (284,829)               --

Timber Operating Costs                                  (38,369)               --              (220,889)               --

Amortization of Goodwill                               (104,150)               --              (312,482)               --

Write-Down of Advances to Mining Joint                  (25,000)               --               (75,000)               --
Venture

Interest  Expense                                       (18,810)            (37,942)           (110,160)           (104,473)
                                                    -----------         -----------         -----------         -----------

TOTAL                                                  (397,071)           (450,735)         (1,753,339)            (93,598)
                                                    -----------         -----------         -----------         -----------

NET INCOME (LOSS)                                   $  (368,540)        $  (519,163)        $(1,634,856)        $    27,442
                                                    ===========         ===========         ===========         ===========

PRIMARY AND FULLY DILUTED NET
 INCOME (LOSS) PER COMMON SHARE                     $     (0.02)        $     (0.04)        $     (0.09)        $      0.01
                                                    ===========         ===========         ===========         ===========


See Accompanying Notes.                 2

                          DALECO RESOURCES CORPORATION
                    CONSOLIDATED STATEMENT OF DEFICIT FOR THE
                    NINE MONTHS ENDED JUNE 30, 1997 AND 1996
                       Prepared by Management (Unaudited)

                                                 Unaudited                   Unaudited
                                               June 30, 1997               June 30, 1996
                                                -----------                 -----------

BALANCE - BEGINNING OF PERIOD                   $(6,672,105)                 (5,698,296)

NET INCOME (LOSS) FOR THE PERIOD                 (1,635,356)                     27,442
                                                -----------                 -----------

BALANCE - END OF PERIOD                         $(8,307,461)                $(5,670,854)
                                                ===========                 ===========










See Accompanying Notes.                 3

                          DALECO RESOURCES CORPORATION
                       CONSOLIDATED STATEMENT OF CASH FLOW
                  FOR THE PERIODS ENDED JUNE 30, 1997 AND 1996
                       Prepared by Management (Unaudited)


                                                                 Three Months Ended                      Nine Months Ended

                                                            June 30,            June 30,            June 30,            June 30,
OPERATING ACTIVITIES                                          1997                1996                1997                1996
                                                          -----------         -----------         -----------         -----------
Net Income (Loss)                                         $  (368,540)        $  (519,163)        $(1,635,356)        $    27,442

Items not affecting Working Capital -

Depreciation, Depletion and Amortization and
Write-Downs                                                   288,099              44,651             440,599             172,745

Loss on Development and Resale of Wells                          --                71,468                --                  --

Loss/(Gain) on Sale of Oil & Gas Properties                      --                  --                  --                  --
                                                          -----------         -----------         -----------         -----------

                                                              (80,441)           (403,044)         (1,194,757)            200,187

(Increase) Decrease in Other Assets                            21,866              12,191            (608,577)               --

(Increase) Decrease in Receivables                            (34,772)               --               762,553             (43,297)

Increase (Decrease) in Accounts Payable                       (29,298)            249,997             679,210            (892,039)

Drilling and Workover Costs                                      --              (251,993)               --              (271,838)

Proceeds of Drilling Program                                     --                  --                  --               525,500
                                                          -----------         -----------         -----------         -----------

Cash provided from/(used for) Operations                     (122,645)           (392,849)           (361,571)           (481,487)
                                                          -----------         -----------         -----------         -----------

INVESTING ACTIVITIES

Leasing Acquisition and Well Costs incurred                      --               (52,255)           (124,406)            (59,006)
                                                                                                                      -----------

Lease Acquisition and Well costs surrendered                     --               (70,770)               --              (180,251)
                                                          -----------         -----------         -----------         -----------

Cash provided from/(used for) Investing Activities               --               123,025            (124,406)           (239,257)
                                                          -----------         -----------         -----------         -----------

FINANCING ACTIVITIES

Increase (Decrease) in Notes Payable                          250,000                --               250,000                --

Issuance of Debentures                                           --             1,000,000                --             1,000,000

Debentures Costs                                                 --              (100,000)               --              (100,000)

Increase (Decrease) in amounts due to Related                   4,618             112,331             180,249             294,262
                                                          -----------         -----------         -----------         -----------
Parties

Cash provided from/(used for) Financing Activities            254,618           1,012,331             430,249           1,194,262
                                                          -----------         -----------         -----------         -----------

NET INCREASE (DECREASE) IN CASH                               131,973            (496,457)            (55,728)            473,518

CASH - BEGINNING OF PERIOD                                     80,484              57,073             268,185              80,012
                                                          -----------         -----------         -----------         -----------

CASH - END OF PERIOD                                      $   212,457         $   553,530         $   212,457         $   553,530
                                                          ===========         ===========         -----------         ===========

See Accompanying Notes.                 4

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996
================================================================================

1. Reference To Audited Financial Statements. These Financial Statements should be read in conjunction with the Notes to the Company's Audited Financial Statements as of September 30, 1996.

2.    Summary of Significant Accounting Policies.
      ------------------------------------------

   a.    Use of Estimates.
         ----------------

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

   b.    Basis of Consolidation.
         ----------------------

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

   c.    Oil and Gas Properties and Equipment.
         ------------------------------------

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996
================================================================================

   d.    Site Restoration, Dismantlement and Abandonment Costs.
         -----------------------------------------------------

         The salvage value of producing wells is expected to exceed the cost of site restoration and abandonment. As a result, no such costs are accrued in these financial statements.

   e.    Investment in Minera La Yesca.
         -----------------------------

         The investment in Minera La Yesca (the "Venture") is recorded at costs less certain impairment provisions. At each balance sheet date the estimated net recoverable value of the investment is calculated based upon the underlying assets of the Venture.

   f.    Mineral Properties.
         ------------------

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

   g.    Timber Rights.
         -------------

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

   h.    Cash and Cash Equivalent.
         ------------------------

         Cash and cash equivalent includes cash and investments with original maturities of three months or less.

   i.    Goodwill.
         --------

         Goodwill related to the acquisition of the assets of Deven will be amortized over a period of three years.

   j.    Property and Equipment.
         ----------------------

         Property and Equipment are recorded at cost and will be depreciated over a period of five years.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996
================================================================================

3.    Investment In And Advances To Mining Joint Venture.
      --------------------------------------------------

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
      ------------------------------------

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996
================================================================================

5.    Timber Rights Acquisition.
      -------------------------

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

6.    Mineral Properties.
      ------------------

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

7.    Note Payable.
      ------------

      During the year ended September 30, 1995, the Company received $1,100,000 in return for a note payable, with the producing wells of the Company used as collateral. Interest of 10% per annum is due monthly. The balance outstanding on this loan as of June 30, 1997 was $688,000.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996
================================================================================

8.    Due to (from) Related Parties.

                                                       June 30,                June 30,
                                                         1997                    1996
                                                         ----                    ----
      Net due to Haly Corporation -
        Bearing interest at prime +1%                  $312,952                 141,570
        Bearing interest at TCD +1.5%                      --                      --
                                                       --------                --------
                                                        312,952                 141,570

      Net due (From) to Amir and Erlich
        Bearing interest at prime +3%                    91,062                 159,552
        Bearing interest at 7%                          167,197                    --
        Non-interest bearing                               --                   122,870
                                                       --------                --------
                                                        258,259                 282,422
                                                       --------                --------
                                                       $571,211                 423,992
                                                       ========                ========

      There are no fixed repayment terms for these amounts.

9.    Related Party Transactions.
      --------------------------

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996
================================================================================

10.   Debentures.
      ----------
                                                      As Of         As Of
                                                     June 30,      June 30,
                                                       1997          1996
                                                       ----          ----

   7% Convertible Debentures                            --            --
   8% Convertible Debentures
                                                      $90,000         --


   a.    7% Convertible Debentures
         -------------------------

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

   b.    8% Convertible Debentures
         -------------------------

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996
================================================================================

11.   Capital Stock.
      -------------

                                                                        NUMBER OF         NUMBER OF
                                                                      COMMON SHARES    PREFERRED SHARES
                                                                      PAR VALUE $.01    PAR VALUE $.01
                      AUTHORIZED                            Ref.                                                    AMOUNT
                                                                        50,000,000        50,000,000

Balance as at September 30, 1996                                        13,154,854            -0-               $ 8,860,984

Issued upon conversion of Debentures                        (1)          8,722,525            -0-                 1,427,241

Issued upon Acquisition of Deven Resources, Inc.            (2)          2,600,000            -0-                 2,500,000

Issued For Services                                         (3)            702,666            -0-                    67,000

Exercise of Warrants                                        (4)            400,000            -0-                      --
                                                                       -----------                              -----------

Balance as at June 30, 1997                                             25,580,045            -0-               $12,855,225
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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996
================================================================================

      Mr. Smith exercised his warrants for 400,000 shares of common stock by issuing a Note Payable to the Company.

   (a)   Common Stock Options
         --------------------

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


                                                      1997              1996
                                                      ----              ----

      Outstanding at beginning of year              850,000           850,000
      Cancelled                                    (150,000)         (150,000)
                                                    -------           -------
      Outstanding at end of period                  700,000           700,000
                                                    =======           =======


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
                                               =========        =========



   (c)   Common Stock Warrants Attached to Debentures
         --------------------------------------------

         In connection with the issuance of the 8% convertible debentures in September, 1996; a number of warrants were granted to the holders of the debentures, the agents, and subagents who placed the debentures. As of June 30, 1997, the number of warrants outstanding is indeterminable due to the exercise formula which is based upon a number of variables and future transactions.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996
================================================================================

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

12.   Income Taxes.
      ------------

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

13.   Segmented Information.
      ---------------------

      Substantially all of the Company's operating activities are in oil and gas exploration and development in the United States which is considered to be the Company's domestic segment. In addition, the Company has a 100% owned subsidiary involved in the harvesting of Timber Concessions in Guyana.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996
================================================================================

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

                                              (In Millions)
      Oil and Gas Properties                      $1.50
      Goodwill                                     1.25
      Less -Net Liabilities Assumed               ( .10)
                                                   ----
                                                  $2.65
                                                   ====

15.   Commitment.
      ----------

      The Company was committed under an agreement with a financial advisor for services at the rate of $20,000 per month through May, 1997. In October, 1996, the Company entered into a one year agreement, expiring September, 1997, with a financial public relations firm, at the rate of $16,000 per month.

16.   Acquisition of Oil and Gas Properties from Reserve Production Inc.
      -----------------------------------------------------------------
      Liquidating Trust.
      -----------------

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996
================================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996
================================================================================

ITEM 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            ---------------------------------------------------------------
            RESULTS OF OPERATIONS.
            ---------------------

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

            The Quarter ended June 30, 1997 was marked by a number of events which, in the long run, will strengthen the Company and enable it to sustain future growth. These events include:

A.    Completion of the acquisition of Deven Resources, Inc.
      -----------------------------------------------------

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996
================================================================================

B.    Acquisition of Oil and Gas Properties from Reserve Production Inc.
      -----------------------------------------------------------------
      Liquidating Trust.
      -----------------

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

      1.    Timber Rights.
            -------------
            During the period ended June 30, 1997, the Company's subsidiary, Sustainable Forest Industries ("Sustainable"), completed the development of a business plan to utilize its tropical hardwood forest concession in Guyana, South America. This plan calls for commercial quantities of timber sales by the quarter ending June 30, 1997. Sustainable closed its first sale of timber during the quarter. Although small in size, 425 utility poles, the sale represents the beginning of sales in the Caribbean basin area. The Company has also completed its on-site inventory of marketable timber on its

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996
================================================================================

            Phase II 4,200 acre concession in the Waurauboo area of Guyana. With the addition of this block, the company's holdings in Guyana now stand at over 6,000 acres and have a gross appraised value in excess of $15,000,000. During the quarter the Company entered into discussion to provide project financing for Sustainable. It is anticipated that this financing will be in place during the third fiscal quarter. With the funds from the project financing, Sustainable will have the necessary working capita to take the next step in the harvesting of timber necessary to meet larger orders for wood. At present, Sustainable is in negotiations with several US and foreign purchasers of raw and rough cut wood that if consummated would return a substantial profit to the Company.

      2.    Settlements.
            -----------

            During the period ended March 31, 1997, the Company entered into an agreement with Avonwood Capital Corporation to satisfy the Company's monthly obligation of $15,000 for stock. The exchange covered the months of January, February and March, 1997, for which Avonwood was issued 187,666 shares of common stock.


ITEM 4      SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.
            --------------------------------------------------

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

            Seven persons were nominated to serve as directors for the coming year and until their successors are elected and qualified. The nominees and votes for, against or withheld are as follows:


ITEM 5      OTHER INFORMATION.
            -----------------

            None.


ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K.
            --------------------------------

            None.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996
================================================================================

                                   SIGNATURES

   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          DALECO RESOURCES CORPORATION

Date:  August 11, 1997                                  GARY J. NOVINSKIE
                                                        -----------------
                                                        Gary J. Novinskie
                                                        President


Date:  August 11, 1997                                  EDWARD J. FURMAN
                                                        ----------------
                                                        Edward J. Furman
                                                        Chief Financial Officer