Form 10KSB
period 1997-09-30
DALECO RESOURCES CORP
filed 1997-12-30
CIK 746967

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-KSB

(X) ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the fiscal year ended  September 30, 1997

( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ________________________

Commission File Number  0-12214

                          DALECO RESOURCES CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

           DELAWARE                                            23-2860739
 ------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

                         435 Devon Park Drive, Suite 410
                            Wayne, Pennsylvania 19087
                    ----------------------------------------
                    (Address of Principal Executive Offices)

Issuer's telephone number: (610)254-4199

Securities registered under Section 12 (b) of the Exchange Act: None

Securities registered under Section 12 (g) of the Exchange Act:

                          Common Shares Par Value $.01
             Series A 10% Cumulative Preferred Stock Par Value $.01
             ------------------------------------------------------

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

State issuer's revenues for its most recent fiscal year: $2,462,909

Aggregate market value of voting stock held by non-affiliates of registrant based upon the closing NASDAQ sale price on December 1, 1997: $4,058,064.


                    Applicable only to Corporate Registrants

Number of shares outstanding of the issuer's common stock as of December 1, 1997: 27,767,880
Number of shares outstanding of the issuer's preferred stock as of December 1, 1997: 160,000

                       DOCUMENTS INCORPORATED BY REFERENCE

Incorporated by reference into this report in Part III, is information to be contained in Registrant's Proxy Statement at its Annual Meeting.

Transitional Small Business Disclosure Format:                Yes __X__ No _____

                                     PART I

ITEM 1 BUSINESS

General:

                  Daleco Resources Corporation (hereinafter referred to as "Daleco" and, together with its wholly owned subsidiaries Westlands Resources Corporation ("Westlands"), Sustainable Forest Industries, Inc. ("Sustainable"); Deven Resources, Inc. ("Deven"); DRI Operating Company, Inc. (DRI); Haly Corporation ("Haly"); Tri-Coastal Energy, Inc. ("Tri-Coastal) and Tri-Coastal Energy, L.P. ("TCELP") hereinafter sometimes collectively referred to as the "Company") is engaged in the exploration, development and production of oil and gas properties, the harvesting of timber concessions and the holder of mineral interests. Daleco, originally named United Westlands Resources, Inc., was organized under the laws of the province of Ontario by amalgamation of two small companies in 1981. In 1986, the Company changed its name to Daleco Resources Corporation, and its province of organization to Ontario, Canada. Effective October 1, 1996, the Company was re-domesticated into the State of Delaware. The Company, through its wholly owned subsidiary, Westlands, a Nevada corporation, has acquired a significant number of interests in its Texas properties from entities owned or controlled by Messrs. Amir and Erlich. Other interests have been acquired as a result of the failure of non-affiliated working interest owners to maintain their interest in the properties by failing to pay their share of costs associated with the properties. Daleco conducts no operations as such and is essentially a holding company for its oil and gas operating subsidiaries, its mineral interests in Mexico and the Yukon Territory and its timber holdings in Guyana. Daleco does not refine any crude oil or market, at retail, any oil or petroleum products. The Company does not own any drilling rigs, and, generally, all of its drilling activities are performed by independent drilling contractors on a contract basis. (See, "Managements discussion and Analysis- Business and Properties".)

                  Effective September 30, 1997, the Company acquired all of outstanding shares of Haly Corporation, a corporation presently held by Messes. Amir and Erlich for common stock of the Company and $1,000 in cash. Haly has working interest and overriding royalty interest in some of the Company's Texas properties. (See, Business and Properties - Haly and Interests of Management in certain transactions.)

                  Under the Company's agreement with Heller Financial, Inc., the Company's Texas properties are fully pledged as security for the Heller Loan. Likewise, certain Pennsylvania Properties of Deven are pledged to PNC Bank, N.A. as collateral for a $300,000 loan. The pledging of these assets as collateral for existing loans could hinder the ability of the Company to raise additional capital through the pledging of assets. (See, Managements Discussion and Analysis - Heller Transaction and PNC Loan.)

                  Deven serves as the managing general partner of two limited partnerships, Developing Energy Partners I, L.P. ("Developing Energy") and Deerlick Creek Partners I, L.P. ("Deerlick"). DRI, a wholly owned subsidiary of Deven, manages 67 wells on behalf of Developing Energy in the State of West Virginia and the Commonwealth of Pennsylvania.

                  The Company has interests in 204 wells in the States of Texas, Alabama, West Virginia, New Mexico and the Commonwealth of Pennsylvania.

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

                  "Net Revenue Interest", means the share of gross income from such lease or well actually received by the owner.

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

Exploration Practices and Policies:

         Texas:

                  Historically the Company retained and/or acquired only a fractional working interest in the wells in which it has participated, thereby limiting its financial risk, operating expenses and the revenues it receives from each well. The Company's practice, as operator of a well either being drilled, or recompleted as a horizontal well from a vertical well, to conduct such operations on a "Turnkey basis".

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

         Austin Chalk Trend

                  The Cretaceous carbonates in south Texas are of importance as oil and gas producing horizons. The trend of these limestones include the Austin Chalk, Buda, Georgetown and Edwards formations, extending for approximately 300 miles in length and 50 miles across, and encountered at depths of 5,500 to 18,000 feet. These reservoirs are generally of low permeability, and significant oil and gas production is generally obtained only by intersecting vertical fractures within the carbonate rocks. Historically, these formations were considered to be economically marginal except in areas where the rocks were highly fractured. In later years, stimulation by mechanical fracturing of the rock resulted in increasing hydrocarbon recoveries and extensive development of the trend. Recent developments using horizontal drilling techniques allow the wellbore to intersect, if present, a series of vertical fracture systems instead of a single one, thus resulting in higher rates of production and recoverable reserves, at the cost of a more expensive drilling effort. (See, "Business - Definition of Terms".) Whether an individual well will be economic, even if horizontally drilled, depends largely upon intersecting fractured portions of the formation, which cannot be predicted. Certain locales appear to contain more fracturing than others, and the Company believes that it's Texas leases are located in areas of better fracturing. It is not unusual for an individual well to produce as much as forty percent (40%) of the primary recoverable reserves during the first two years of production and the remainder over a period of ten to fifteen years. Prior to 1996, the Company has drilled and successfully completed ten horizontal wells. (See, "Properties - Texas Operations".) During 1996, the Company's operations included the fracture stimulation of three wells and the drilling of a new horizontal lateral in another well. As result of the Heller Financing (See, "Business - Heller Transaction"), the Company has stimulated seven (7) existing vertical chalk wells and plans to drill as many as twenty-five (25) new horizontal laterals on its Austin Chalk acreage over the next two (2) years. Because maximum production levels are currently regulated by government in the portion of Texas in which the Company has its leases, wells which penetrate a highly fractured system may be subject to production curtailments. (See "Government Regulation - Texas Regulation".)

         West Virginia and Pennsylvania:

         Appalachian Basin:

                  The Company's production in the States of West Virginia and the Commonwealth of Pennsylvania are from wells completed in methane coal seems and in traditional producing zones such as the Oriskany and Medina formations of the Appalachian Basin's Upper Devonian Section. Through its ownership in and management of its Developing Energy Partners I, L.P., Partnership ("Developing Energy"), the Company has an undivided interest in 27 producing coal bed methane wells in the Blacklick Creek CBM Project located in Indiana County of Central Pennsylvania. These wells produce from multiple coal seams ranging in depth from 600 feet to 1,200 feet. The 15,000 acre Blacklick Creek project was partially developed at the time it was acquired and is now in the second year of a multi-well, multi-year development program. Seven (7) wells were drilled as part of the development program during fiscal year 1997 with an addition of eight (8) wells scheduled during 1998. The Company, through its partnership, controls a 40% working interest in the project.

                  In addition, Developing Energy owns varying interest ranging from 20% to 100% in forty (40) conventional Upper Devonian producing wells ranging in depth from approximately 6,000 feet to 10,000 feet. Fourteen (14) of these wells are located in Western and Central Pennsylvania and hold approximately 18,983 gross acres. The remaining twenty-six (26) wells are located in northern and central West Virginia and hold approximately 7,302 acres. The primary product produced from these Upper Devonian wells is natural gas. The gas production is sold at market sensitive prices which have historically benefited from the premiums paid for Appalachian gas supplies due to their proximity to the end user market. These wells and their associated gas gathering systems are operated by the Company's subsidiary, DRI. DRI is also under contract to conduct "field operations" relating to the Blacklick Creek CBM wells. All operations are controlled from the Company's Wayne, Pennsylvania office. To assist in its operations, DRI Operating employs contract pumpers in the vicinity of the specific wells to perform normal well tending and field maintenance duties.

                  The Company, through its subsidiary, Deven, has an economic interest in an additional thirty-eight (38) non-operated Upper Devonian wells located in various counties of Western Pennsylvania.

                  The Company's acquisition and development philosophy in the Appalachian Basis is to acquire producing properties with exploitation potential, either individually or in conjunction with its managed partnerships. In addition to increasing its reserves through direct property acquisitions, the Company actively seeks out and evaluates the potential acquisition of other oil and gas companies and partnerships.

         Alabama:

         Black Warrior Basin

                  The Company, through its interest in Deerlick Creek Partners, L.P. (See Managements Discussion and Analysis-Partnerships) has a non-operating 50% working interest in 54 coal bed methane wells in Tuscaloosa County, Alabama. The Deerlick Creek properties were partially developed at the time of their acquisition . Since its acquisition, through its Partnership, the Company has participated in the drilling of ten (10) additional wells and in numerous workovers to enhance gas production from the field. Consideration is now being given to the drilling of additional wells to more fully develop the field.

                  The Deerlick Creek project encompasses approximately 3,026 acres and produces multiple coal seams ranging in depth from 1,000 to 3,000 feet. Gas produced from the project is sold under a long term contract with Southern

Natural Gas. Under this contract the price received for the natural gas produced is tied, on a heating value basis, to that of No. 2 fuel oil F.O.B. New York.

         New Mexico:

         San Juan Basin

                  The Company, through its interest in Developing Energy Partners I, L.P. (See Management Discussion and Analysis - Partnership) has a non-operated 10% Working interest in two (2) producing and two (2) pressure observation wells located in San Juan Basin in Northwestern New Mexico. These wells produce from the Mancos formation interval which occurs at depths ranging from 6,000 to 7,000 feet. The existing Mancos production is considered marginal but is being maintained to hold acreage while a deeper Entrada prospect is developed for sale to third parties.

                  Operating Hazards and Uninsured Risks:

                  The Company's oil and gas operations are subject to all of the risks normally incident to the exploration for and production of oil and gas, including mechanical failures, blow-outs, cratering, pollution and fires, each of which could result in damage to or destruction of oil and gas wells or production facilities or damage to persons and property. While the Company maintains a $4,000,000 all risks liability policy in amounts which it believes are adequate, the insurance may not cover all potential operational risks. The occurrence of a significant event not fully insured against could have a material adverse effect the Company's financial position. (See, for example "Properties -Operations" and "Litigation".)

Title to Oil and Gas  Properties:

                  The Company's interests in producing and non-producing acreage are in the form of direct or indirect interests in leases as well as reversionary interests through its sponsored partnerships. Each of its properties are subject to customary royalty interests in amounts prevailing in the area in which the oil and gas lease is taken, overriding royalty interests, liens incident to operating agreements, liens for current taxes and other burdens and mineral encumbrances and restrictions. The Company believes that none of these burdens materially interferes with the use of such properties in the operation of the Company's business or the profitability of the Company's investment therein.

                  As is customary in the oil and gas industry, only a preliminary investigation of title is made at the time of acquisition of undeveloped properties. Detailed investigations are generally made, including, in most cases, receiving a title opinion of local counsel, prior to the commencement of drilling operations. A thorough examination of title was performed with respect to substantially all of the Company's producing properties. Also, prior to the acquisition of properties, the Company will and has received an opinion of title, satisfactory to counsel to the Company, on a majority (in value) of the assets to be acquired. The Company believes that it has defensible title to substantially all of its properties.

Mineral Interests:

         Mining Claims

                  The Company owns 109 mining claims totaling approximately 5,500 acres in the Red Mountain area, located at the headwaters of the Klondike River, Dawson and Mayo Mining districts of the Yukon Territory, Canada. Recent surface surveys on the Company's acreage and positive geochemical and geophysical work performed on the adjoining acreage block indicate the possible presence of significant quantities of precious minerals, including gold, in the area of the Company's holdings. The Company has fulfilled all governmental requirement to maintain its claims, therefore, the Company believing that it holds good title to its Yukon mining claims.

                  The Company also holds a 25% interest in a mining company, Mineral La Yesca, in Mexico. Mineral La Yesca's main holding was a silver mine in the mountains of the La Yesca in the southern State of Nayarit, Mexico. Due to the long-term depression of silver prices, Mineral La Yesca abandoned its mining operations and subsequently relinquished its interest in the mining claims. Mineral La Yesca is now acting as a shell corporation which is investigating the economic viability of other Mexican mining prospects.

Timber Interests:

         Tropical Hardwood Concession

                  The Company, through its wholly-owned subsidiary, Sustainable Forest Industries, Inc., a Delaware company, owns two (2) timber concessions in Guyana, South America. These concessions encompass approximately 6,000 acres of tropical hardwoods. Sustainable intends to harvest and market its wood through strategic alliances with its partners in Guyana and the United States. Sustainable has received its U.S. import certificate for tropical wood in July, 1997, and has applied for its marketing trademark, HeartDex. Due to the early development stage of Sustainable, the Company provides accounting, administrative and financial services to support its operations.

                  Sustainable has fulfilled all governmental requirements to maintain its holdings and therefore, the Company believes that it has good title to its two (2) hardwood timber concessions in Guyana.

Employees:

                  At September 30, 1997, the Company had six full-time employees. The Company employs the services of consulting geologists and engineers as well as those of a nonaffiliated operating company which conducts the actual oil field operations for the Company in Texas. The Company manages the operation of its wells in the State of West Virginia and the Commonwealth of Pennsylvania from its Wayne, Pennsylvania, office utilizing contract pumpers to perform actual field operations. The Company's non-operated wells are monitored primarily out of the Company's Wayne, Pennsylvania, office. The Company's mining claims are monitored by its Los Angeles, California office. The Company considers its relations with its consultants to be satisfactory. (See, "Business and Properties - Exploration Practices and Policies".)

Competition:

                  The Company encounters strong competition from other independent operators and from major oil companies in acquiring properties suitable for development, and in contracting for drilling equipment. Many of these competitors have financial resources and staffs substantially larger than those available to the Company. The availability of a ready market for oil and gas discovered by the Company depends on numerous factors beyond its control, including the extent of production and imports of oil and gas, the demand for its products from the United States and Canada, the proximity and capacity of natural gas pipelines and the effect of state and federal regulations. (See, "Properties Marketing of Productions".)

                  Competition in the acquisition of oil and gas prospects and properties in the area of the Company's operations in Texas, Alabama, West Virginia, Pennsylvania and New Mexico varies according to the prices for oil and gas. During periods of higher prices, competition for viable prospects and properties. The Company's ability to discover and/or acquire reserves in the future depends on various factors which involve its ability to select, acquire and pay for prospects suitable for exploration and development.

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

                  The discharge of oil, gas or the by-products of drilling, reworking and producing oil and gas into the air, soil or water may give rise to liabilities for the restoration of the environment and to third parties. A variety of federal and state laws and regulations govern the environmental aspects of the production, transportation and processing of hydrocarbons and may, in addition to other laws and regulations, imposed liability in the event of a discharge or seepage (whether or not accidental). Compliance with such laws and regulations may increase the cost of the exploration, production and development of oil and gas reserves although the Company does not currently anticipate that compliance will have a material adverse effect on the ability of the Company to continue in the exploration, development or production of its existing reserves and the development and/or acquisition of new reserves.

                  The Company does not believe that the environmental risks are materially different from those of comparable companies in the oil and gas industry. The Company believes that it is in substantial compliance with all existing rules and regulations. No assurance can be given, however, that environmental laws will not, in the future, result in more onerous regulations causing an market increase in the cost of production, development and exploration or otherwise adversely affect the Company's operations or financial ability to maintain its existing reserves. Although the Company maintains insurance coverage for certain liabilities, to include insurance to cover specific environmental risks, such as seepage or discharge, such environmental risks are not fully insurable.

Transportation and Marketing:

                  The sale and transportation of natural gas in the interstate market is regulated by the Federal Energy Regulatory Commission ("FERC") under the Natural Gas Policy Act of 1983 ("NGPA") and the Natural Gas Act of 1938 ("NGA"). The Natural Gas Wellhead Decontrol Act of 1989 eliminated all gas price regulation effective January 1, 1993. FERC has recently proposed several rules or "order" concerning transportation and marketing of natural gas. The impact of these proposed rules and/orders cannot be predicted. Order 636, pertaining to the restructuring of the interstate transportation of natural gas was finalized in 1992. Pipelines are now required to provide producers service on a non-discriminatory "open access" basis, although there are provisions which allow certain categories of gas to gain preference over others. The Company believes that as a result of Order 636, competition has increased in the marketplace, resulting in a greater market volatility in the price and demand for natural gas. Currently the majority of the Company's gas is sold to interstate carriers. (Dependence on a Few Major Customers: See, "Properties - Marketing of Production".)

         Pipelines

                  In connection with the completion and production of its oil and gas properties, the Company has either constructed or participated in the construction of gas-gathering lines. These gathering lines carry natural gas from the wellhead to gas transmission systems through which the Company's gas is being transported to the purchaser. The Company is not a regulated interstate carrier of natural gas and as such it is not a regulated pipeline under the NGPA of 1983 or the NGA. For such gas gathering services the Company may receive an allowance from the first purchaser of its gas.

         Partnerships

         Deven Resources, Inc. ("Deven") has sponsored two partnerships, Deerlick Creek Partners I, L.P. formed on August 30, 1991 and Developing Energy Partners I, L.P. formed on October 1, 1993. Deerlick Creek and Developing Energy have conducted business as separate limited partnerships with the Company's wholly owned subsidiary, Deven ("Deven"), acting as managing general partner. As managing general partner. Deven is subject to full liability for the obligations of the partnerships although it is entitled to indemnification by each program to the extent of the assets of the that partnership. Since "drilling programs" constitute a "security" under the Securities Act of 1933, Deven is also subject to potential liability for failure to compete with applicable federal and state securities laws and regulations.

         Each of the drilling programs is structured on a "payout basis" with Deven receiving a 1% interest in all profits and losses before payout and an increased percentage of the profits and losses of the partnership after payout.

                  Deerlick Creek Partners I, L.P.

          Deerlick's only asset is undivided interests in 54 coal bed methane wells in Tuscaloosa County, Alabama. Before payout, as managing general partner the Company's subsidiary, Deven is entitled to receive 1% of all profits and losses of the partnership while the limited partners are entitled to receive 99%. After-payout, the managing general partner is entitled to receive 20% of all profits and loses while the limited partners receive 80%. As a result of a settlement between the founders of Deven in 1995, 40% of Deven's entitlement as the managing general partner of Deerlick has been assigned to a third party. The Company believes that "payout" will occur in fiscal year 1998.

                  Developing Energy Partners I, L.P.:

         Developing Energy Partners I, L.P. owns interests in a variety of properties located in the States of West Virginia, New Mexico and the Commonwealth of Pennsylvania (See Business-Properties). Under the structure of the Developing Energy partnership agreement, payout occurs in two tiers. Until the first tier payout, Deven receives only 1% of the profits and losses of the partnership. After the first tier payout, Deven is entitle to receive 20% of the profits and loses of the partnership while the limited partners receive 80%. After the second tier payout, Deven is entitled to receive 40% of the profits and losses of the partnership while the limited partners receive 60%. Deven receives a management fee of $200,000 per annum for its services as general partner. Commencing the fifth anniversary of the partnership, the management fee shall be the lesser of (I) 3% of the value of the assets held by the partnership or (ii) $200,000.

ITEM 2 PROPERTIES

Texas Operations

                  The Company holds approximately 7,225 gross (4,002 net) acres in Burleson, Brazos, Austin, and Lee Counties, Texas. Of such amount, approximately 5,808 gross (2,600 net) acres are classified as presently developed, and 1,417 gross (1,402 net) acres are classified as proven undeveloped. The Company owns interests varying from nine and six one-hundredths percent (9.06%) to seventy-five percent (75.0%) net revenue interests in forty wells which have been drilled on this acreage. Average gross production for fiscal year 1997 was 225 barrels of oil and 3,260 Mcf per day.

                  The Company has identified a number of proposed drilling locations on the leases identified above, of which nine such locations have been classified as proven undeveloped by the Company's independent engineering consultant. In addition, the Company owns seven (7) idle or marginal wells which were completed in the Austin Chalk as vertical and which the Company believes are suitable for redrilling as horizontal wells. Additionally, the Company believes that some of its currently producing horizontal wells can be re-completed in additional zones.

                  Except for ten (10) horizontal wells, all of the Company's wells have been drilled and completed in a traditional vertical manner. During Fiscal 1997, the Company participated in the drilling and completion of one additional horizontal lateral in Burleson County. As a result of the closing of the Heller Financing the Company has identified a total of twenty-five (25) horizontal drilling prospects and seven (7) wells for rework operation to be completed over the next two (2) years. The specific timing of these wells is contingent on rig availability and the ongoing success of the project.

                  Prior to the Heller Financing (See, "Business - Heller Financing"), the Company historically financed its exploration activities by permitting third parties to pay 100% of the costs of drilling and completing a well in exchange for 75% of the working interest. During the reworking of the Company's Austin Chalk properties, the financing for these operations will be provided from both the Company's own revenues and the Heller Financing (See Managements Discussion and Analysis- Heller Financing), although the Company does intend to continue its policy of conducting drilling operations on a Turnkey basis or fixed costs basis for third party working interests in these wells. If the well's costs of the operation is less than the fixed cost, the Company profits, and if the operations costs exceeds the Turnkey cost the Company suffers a loss. Generally, the Company has conducted its operations for less than the Turnkey costs and has recorded a profit.

                  In August 1997, the Company commenced a two year re-development program for its Austin Chalk properties, estimated to cost approximately $15,000,000. (See, "Managements Discussion and Analysis - Heller Financing").

                  The Company's planned Austin Chalk re-development program is designed in two phases. The initial phase called for the restimulation of seven
(7) vertical chalk wells to enhance current production rates and ultimately hydrocarbon recovery levels. The field work on these seven (7) wells has been completed and the wells have now been put back on-line. Under the second phase of the program, as many as twenty-five (25) horizontal laterals are scheduled to be drilled over the next two (2) years. The drilling phase of the program is further divided into three (3) segments based on the specific operations. One segment calls for the drilling of a second lateral in eight (8) existing horizonal wells. These drilling operations are designed to target potentially recoverable reserves resulting from the vertical stratification recently identified within the Austin Chalk. A second segment targets the conversion of up to eight (8) existing vertical Chalk wells to horizontal wells. The third portion of these planned drilling phase calls for the drilling of nine (9) new "grass roots" horizontal wells on the Company's acreage block. The primary objective of both the vertical well conversions and the new wells is to tap incremental reserves by intersecting multiple natural fractured systems found within the various Chalk intervals.

Appalachian Operations

                  The Company, either individually or through its sponsored partnerships, holds 41,285 gross (21,689 net) acres in the counties of Harrison, Logan, McDowell, Pleasant, Randolp, and Tucker, West Virginia and Armstrong, Fayette, Clearfield, Somerset, Indiana, and Westmoreland, Pennsylvania. 11,687 acres (5,991 net) are classified as presently developed, and 29,598 acres (15,697 net) are classified as undeveloped. The Company, either individually or through its sponsored partnerships, holds working interests varying from 20% to 100% and net revenues interests of 15.8% to 87.4%. The Company also has a 10% profits participation interest in 38 wells.

                  The current principal area for development within the Appalachian area is in the Blacklick Creek coal bed methane project in which Developing Energy Partners I, L.P. holds a 40% working interest. It is presently planned that up to 20 wells will be drilled during the fiscal year 1998 with a total of up to 40 wells to be drilled over the next 4 years. The Company owns undivided interests in gathering systems in each of its producing areas for the transportation of its gas to major transmission lines. All of the development of the Blacklick Creek coal bed methane field will be done through the use of partnership funds primarily generated from production from partnership properties.

Alabama Operations

                  The Company, through Deelick Creek Partners I, L.P., holds 3,026 gross (1,513 net) acres in Tuscalosa County, Alabama. Approximately 1,936 acres (968 net) are classified as proved producing and 1,090 acres (545 net) are classified as proved non-producing. Deerlick holds a 50% working interest and net revenue interests of 36% in the project. The Deerlick Creek project produces coal bed methane gas from multiple coal seams ranging in depth from 1,000 feet to 3,000 feet.

                  The current development plan for the project calls for the reworking of existing wells and the drilling of up to ten (10) new project wells in fiscal year 1998. The Company is not the operator of this property and has gone non-consent on the drilling of infield wells which the Company believes are not prudent in light of surrounding production. All of the development of the Deerlick coalbed methane field will be accomplished with partnership funds primarily generated from production from the Deerlick Creek methane field.

New Mexico Operation

                  The Company, through Developing Energy Partners I, L.P., holds 37,793 gross acres (2,560 net) in the Jicarilla Prospect located in Rio Arriba County, New Mexico. 3,779 acres (256 net) are classified as proved producing while 35,233 acres (3,523 net) are classified as undeveloped. Developing Energy has a 10% working interest and a 7.5% net revenue interest in the project.

                  The Company is not the operator of this prospect. At present there is no future drilling planned.

Marketing of Production

                  The Company does not refine any petroleum products. All of its production is sold to a variety of customers, which include pipelines, oil and gas gathering firms and other purchasers, pursuant to written agreements. Generally, sales of oil and gas are made at prevailing market prices. (See, "Business - Effect of Failing Prices".) Typically, oil purchase agreements are of short duration, and provide for market sensitive prices. The Company is a party to two long term gas sales contracts, which may be terminated on short notice if a price adjustment is unacceptable to the Company. (See, "Gas Sales" below.) The Company is not obligated to provide a fixed and determinable quantity of oil and gas in the future under existing contracts or agreements.

                  Under the terms of the Heller Financing, the Company is required to purchase "hedges" to guarantee receipt of a specified price for the gas sales from those properties developed with the Heller Financing.

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

                  The following table identifies customers of the Company which purchased during the fiscal year ended September 30, 1997 in excess of ten percent (10) of the oil or gas produced by the Company.

-------------------------------------------------------------------------------------------------------------------------
                                                                                                      Percentage of
              Production Area                               Name of Location                      Production Purchased
               of Operation                                   of Purchaser                              By State
-------------------------------------------------------------------------------------------------------------------------
Texas               Oil Production          Pride Pipeline Company
                                            Abilene, Texas                                                100.0
-------------------------------------------------------------------------------------------------------------------------
                    Gas Production          Aquila Southwest Pipeline Corp.*
                                            San Antonio, Texas                                            43.1
-------------------------------------------------------------------------------------------------------------------------
                                            Austin Chalk Natural Gas Marketing Services**
                                            Houston, Texas                                                44.0
-------------------------------------------------------------------------------------------------------------------------
                                            New Brenen Corp.
                                            Houston, Texas                                                12.9
-------------------------------------------------------------------------------------------------------------------------
Pennsylvania        Gas Production ***      Peoples Natural Gas (PNG)
                                            Pittsburgh, Pennsylvania                                      14.7
-------------------------------------------------------------------------------------------------------------------------
                                            Consolidated Natural Gas (CNG)
                                            Pittsburgh, Pennsylvania                                      49.7
-------------------------------------------------------------------------------------------------------------------------
                                            Petro Bank
                                            Denver, Colorado                                              27.4
-------------------------------------------------------------------------------------------------------------------------
West Virginia       Gas Production ***      Equitable Gas Company
                                            Pittsburgh, Pennsylvania                                      47.2
-------------------------------------------------------------------------------------------------------------------------
                                            Columbia Gas System
                                                                                                          51.5
-------------------------------------------------------------------------------------------------------------------------
Alabama             Gas Production          Southern Natural Gas Co. ****
                                            Birmingham, Alabama                                           100.0
-------------------------------------------------------------------------------------------------------------------------
                                            Oil PrGiantiRefining Co.
                                            Scott, Arizona                                                100.0
-------------------------------------------------------------------------------------------------------------------------
New Mexico          Gas Production          Wasatch Energy
                                            Bountiful, Utah                                               100.0
-------------------------------------------------------------------------------------------------------------------------

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

 *** Gas production from the Company's Appalachian Basin property are sold under contracts which call for floating index based gas pricing. Typically the general term. these contracts are set for periods of one year and contain price "lock-in" options for the Company should local gas market conditions warrant.

**** Gas production from the Company's Black Warrior Basin properties are sold under a long term supply contract. The pricing mechanism under this contract ties the price of gas to that on No. 2 fuel oil FOB New York City through September 1999. After that, the price received for the gas delivered will be renegotiated and most likely be tied to a floating index.


                  The Company does not believe that the loss of any one of these customers would have a material adverse effect upon the Company's revenues, since there are numerous purchasers of oil and gas in the areas in which the Company operates.

Production:

                  The following table summarizes the Company's net oil and gas production for the periods indicated, shown in Bbls and Mcf, and the weighed average sales prices for the periods indicated. Since Deven was acquired at the beginning of this current fiscal year and was treated as having been an asset acquisition, there are no historical comparison for those properties.


                                                                     Fiscal Year Ended
                                                    -----------------------------------------------------
                                                       1997                  1996                   1995
                                                       ----                  ----                   ----
Texas
   Oil (Bbls)                                         15,471                17,637                18,126
   Gas (Mcf)                                         138,456               205,983               184,223
   Average Bbls/day                                       42                    48                    50
   Average Mcf/day                                       379                   564                   505

Alabama
   Gas (Mcf)                                         279,172                   (*)                   (*)
   Average Mcf/day                                       765                   (*)                   (*)

Pennsylvania:
   Gas (Mcf)                                         230,387                   (*)                   (*)
   Average Mcf/day                                       631                   (*)                   (*)

West Virginia:
   Gas (Mcf)                                          91,327                   (*)                   (*)
   Average Mcf/day                                       250                   (*)                   (*)

New Mexico:
   Oil (Bbls)                                            777                   (*)                   (*)
   Gas (Mcf)                                          10,286                   (*)                   (*)
   Average Bbls/day                                        2                   (*)                   (*)
   Average Mcf/day                                        28                   (*)                   (*)

          TOTALS:
             Oil (Bbls)                               16,248                17,637                18,126
             Gas (Mcfs)                              749,628               205,983               184,223
             Average Bbls/day                             42                    48                    50
             Average Mcf/day                           2,004                   564                   505

(*) Deven's acquisition on October 2, 1996, was treated as a purchase of assets.
    Therefore, historical numbers are not applicable.

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


                                                                      Fiscal Year Ended
                                                                        September 30
                                                        --------------------------------------------------
6 MCFE = 1 Bbl.                                            1997                1996                1995
                                                           ----                ----                ----
Texas
   Average Sale Price Per Bbl.                            $21.70               $19.41              $17.15
   Average Sale Price Per Mcf                               2.84                 2.64                2.30
   Average Production Cost per
   Gas Equivalent (MCFE)                                    0.64                 0.47                1.05
Alabama
   Average Sale Price per Mcf                               2.66                  (*)                 (*)
   Average Production cost per
   Gas Equivalent                                           1.11                  (*)                 (*)
Pennsylvania
   Average Sale Price per Mcf                               2.48                  (*)                 (*)
   Average Production Cost per
   Gas Equivalent                                           1.20                  (*)                 (*)
West Virginia
   Average Sale Price per McF                               2.76                  (*)                 (*)
   Average Production Cost per                                                    (*)                 (*)
   Gas Equivalent (MCFE)                                    0.91
New Mexico
   Average Sale Price Per Bbl                              20.76                  (*)                 (*)
   Average Sale Price per Mcf                               1.97                  (*)                 (*)
   Average Production Cost Per                                                    (*)                 (*)
   Gas Equivalent (MCFE)                                    0.91

Combined Properties
   Average Sale Price Per Bbl                              21.60                19.41               17.15
   Average Sale Price Per Mcf                               2.68                 2.64                2.30
   Average Production Cost per
   Gas Equivalent (MDFE)                                    0.85                 0.47                1.05

(*) Deven's acquisition on October 2, 1996, was treated as a purchase of assets.
    Therefore, historical numbers are not applicable.

For the purpose of determining "Gas Equivalent," Oil has been converted to gas at the rate of 1 Barrel per 6 Mcf.

Wells and Acreage:

                  The following tables set forth certain information as of September 30, 1997:

                                                 Gross Wells                                       Net Wells
                                    ---------------------------------------            -----------------------------------------
             Well Count             1997            1996             1995                 1997             1996            1995
             ----------             ----            ----             ----                 ----             ----            ----
Texas                                40              41               41                  16.99            16.56           16.56
Pennsylvania                         41              34               34                  18.58            13.68           13.68
West Virginia                        26              26               26                   9.94             9.94            9.94
Alabama                              54              54               54                  27.00            27.00           27.00
New Mexico                            4              12               14                   0.40             1.20             1.4
     Total                           165             167              169                 72.91            68.38           67.60



                                                 Gross Acres                                        Net Acres
                                    ---------------------------------------            -----------------------------------------
          Developed Acreage         1997            1996             1995                1997             1996            1995
          -----------------         ----            ----             ----                ----             ----            ----
Texas                               5,808           5,728            6,438                2,600            2,219           2,075
Pennsylvania                        7,440           7,230            7,230                4,540            4,456           4,456
West Virginia                       4,247           4,247            4,247                1,451            1,451           1,451
Alabama                             1,936           1,936            1,577                  968              968             788
New Mexico                          2,560           7,680            8,960                  256              768             896
     Total                         21,991          26,821           28,452                9,815            9,862           9,666





                                                 Gross Acres                                       Net Acres
                                    ---------------------------------------            -----------------------------------------
         Undeveloped Acreage        1997            1996             1995                  1997             1996            1995
         -------------------        ----            ----             ----                  ----             ----            ----
Texas                               1,417           1,417            1,417                1,402              734           1,073
Pennsylvania                       26,543          26,753           26,753               14,745           14,829          14,829
West Virginia                       3,055           3,055            3,055                  952              952             952
Alabama                             1,090           1,090            1,449                  545              545             724
New Mexico                         22,433          27,553           28,833                2,243            2,955           2,883
     Total                         54,538          59,868           61,507               19,887           19,815          20,461


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


===================================================================================================================================

                                                         EXPLORATORY WELLS
-----------------------------------------------------------------------------------------------------------------------------------
          YEAR DRILLED                       PRODUCERS                        DRY HOLES                          TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
              1997                               0                                0                                0
-----------------------------------------------------------------------------------------------------------------------------------
              1996                             -----                            ----                             -----
-----------------------------------------------------------------------------------------------------------------------------------
              1995                             -----                            -----                            -----
-----------------------------------------------------------------------------------------------------------------------------------
                                                         DEVELOPMENT WELLS
-----------------------------------------------------------------------------------------------------------------------------------
              1997                               7                                0                                7
-----------------------------------------------------------------------------------------------------------------------------------
              1996                               1                                1                                1
-----------------------------------------------------------------------------------------------------------------------------------
              1995                               1                                0                                2
===================================================================================================================================


                  As of September 30, 1997, the Company was actively involved in the restimulation of seven (7) existing vertical Austin Chalk wells. The Company also filed a permit application for the drilling of horizontal laterals in three (3) existing horizontal chalk wells operated by the Company. This work is part of the Company's redevelopment program on its chalk acreage in Texas funded under the Company's financing agreement with Heller Financial, Inc. In addition to the Texas development work, the Company, through its Deerlick Creek Partners I, L.P. authorized re-work operations on five (5) coal bed methane wells located in Alabama. In the Appalachian Basin operations, the Company, through its Developing Energy Partners I, L.P., also authorized participation in the drilling of eight (8) new wells to further develop its leasehold portion in the Blacklick Creek coal bed methane project in central Pennsylvania. ("Business" and "Properties - Operations".)

Proved Reserves:

                  The Company causes to be prepared an annual estimate of oil and gas reserves. The Company has not filed reserves estimates with any United States authority or agency, other than estimates previously filed with the Commission.

                  The following table sets forth the proved reserves of the Company as of September 30, 1997, September 30, 1996 and September 30, 1995. Estimated quantities for Texas production for the year 1995 were prepared by management of the Company using the following procedure. The Company adopted the quantities for the Texas properties as of September 30, 1994 as accurate and reduced such quantities of proved reserves for production during Fiscal 1995. The Company then verified and adjusted its reserves for performance based on decline curves for each well. The result was employed as an estimate of quantities of proved reserves as of September 30, 1995. While there may be some deficiencies in the procedure adopted by the Company, the Company believes that the result obtained by the application of such procedure is consistent with that which would have been obtained by employing an independent engineer to estimate its reserves at year end. The Company adopted this method since production levels and declines were consistent with prior periods and prices of oil and gas were not materially different than in earlier periods.

                  The figures as of September 30, 1996, were taken from the reserve report dated October 1, 1996, prepared by R. A. Lenser & Associates, Inc., Independent Petroleum Engineers as of September 30, 1996. The figures as of September 30, 1997 were taken from the reserve report dated October 1, 1997, prepared by R. A. Lenser and Associates, independent petroleum engineers, as of September 30, 1997 for the Texas properties, and from the reserve reports prepared by Huntley and Huntley, Independent Petroleum Engineers, dated as of November 1996 for the Alabama properties, September 30, 1996 for the Blacklick coal bed methane property, and September 30, 1997 for the remaining Appalachian properties in Pennsylvania and West Virginia. [ The Company extrapolated the values for the properties by subtracting actual production from the reserve report through September 30, 1997 and then adjusted its reserves for performance based on decline curves for each well.]



                                                                        Year Ended Reserves
                                                                          September 30, 1997
                                                    -------------------------------------------------------
Proved Developed Reserves                                1997                   1996                   1995
                                                    -------------------------------------------------------
C X C (Bbls)
   Texas                                                128,029                112,963                131,793
   Pennsylvania                                           -----                    (*)                    (*)
   West Virginia                                          -----                    (*)                    (*)
   Alabama                                                -----                    (*)                    (*)
   New Mexico                                               777                    (*)                    (*)
          Total                                         128,806                112,963                131,793
Gas (MCF)
   Texas                                                463,000                750,537              1,633,612
   Pennsylvania                                       1,500,499                    (*)                    (*)
   West Virginia                                        909,013                    (*)                    (*)
   Alabama                                            1,318,395                    (*)                    (*)
   New Mexico                                            10,286                    (*)                    (*)
           Total                                      4,201,193                750,537              1,633,612

(*) Deven's acquisition on October 2, 1996, was treated as a purchase of assets.
    Therefore, historical numbers are not applicable.


                                                                       Year End Reserves
                                                                       September 30, 1997
                                                    ----------------------------------------------------------
Proved, Undeveloped Reserves                            1997                   1996                   1995
----------------------------                            ----                   ----                   ----
C X C (Bbls)
   Texas                                              1,276,028                850,605                693,420
   Pennsylvania                                           -----                    (*)                    (*)
   West Virginia                                          -----                    (*)                    (*)
   Alabama                                            1,214,417                    (*)                    (*)
   New Mexico                                              ----                    (*)                    (*)
          Total                                       1,276,028                850,605                693,420
Gas (Mcf)
   Texas                                             11,482,000              7,989,223              6,403,034
   Pennsylvania                                       1,517,536                    (*)                    (*)
   West Virginia                                          -----                    (*)                    (*)
   Alabama                                              791,800                    (*)                    (*)
   New Mexico                                             -----                    (*)                    (*)
          Totals                                     13,791,336              7,989,223              6,403,034

(*) Deven's acquisition on October 2, 1996, was treated as a purchase of assets.
    Therefore, historical numbers are not applicable.

                  All of the above stated reserves are located on-shore within the United States.

Estimated Future Net Revenues and Present Worth:

                  Estimated future net revenues of the Company's net oil and gas reserves at the date indicated and the present worth thereof employing a ten percent (10%) discount factor is set forth in the following tabulation:


                 Future Net Revenues
                    September 30                             1997                1996                 1995
                    ------------                             ----                ----                 ----
Proved Oil and Gas Reserves                             $35,857,908         $27,010,449          $18,512,310
Proved Developed Oil and Gas Reserves                   $ 5,616,679         $ 2,618,571          $ 1,545,735

                   Present Worth
                    September 30                             1997                1996                 1995
                    ------------                             ----                ----                 ----
Proved Oil and Gas Reserves                             $22,479,971         $17,854,662          $13,402,604
Proved Developed Oil and Gas Reserves                   $ 3,678,884         $ 2,038,260          $ 1,324,567

                  The present value of estimated future net revenues set forth above is computed using the estimated future net revenues and a discount factor of ten percent (10%) over the projected life of each property. (See, "Consolidated Financial Statements - Supplemental Financial Information".)

                  Future net revenues and present worth values for the Texas properties as of September 30, 1995 and September 30, 1996 were computed using crude oil prices of $17.00 and $21.00 per barrel unescalated respectively, while the price of $20.17 per barrel unescalated was used in 1997 calculations. Gas prices of $2.50 per Mcf unescalated was used as of September 30, 1995, $2.50 per Mcf unescalated was used as of September 30, 1996, and $2.84 per Mcf u-escalated was used as of September 30, 1997.

                  Future net revenues and present worth values for the Alabama properties as of September 30, 1997 were computed using a gas price of $2.38 per Mcf unescalated. Estimates of proved reserves and the present value of future net revenues for Alabama and Pennsylvania at September 30, 1997 were prepared by Huntley & Huntley, Independent Petroleum Engineers. Proved reserves and future net revenues were computed applying prices of oil and gas in effect as of the date of each estimate (with consideration of price changes only to the extent provided by contractual arrangements or law) to estimated future production of proved oil and gas reserves and then deducting estimated future expenditures (based on current costs and excluding income taxes) to be incurred in producing and developing the proved reserves. If the proved reserves and future net revenues had been computed using oil and gas prices currently in effect, the results obtained would have been materially different than those shown above. Future prices to be received from such production and future production costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates. Present value of future net revenues were calculated by discounting the future net revenues at the rate of ten percent (10%) per year over the expected period of realization. The engineering estimates do not include the cost of abandoning wells at the end of their productive lives, since the Company believes that the salvage value of equipment will approximate the cost of abandonment. The Company believes that the cost (net of estimated salvage) of Company's wells should range from $2,000 to $10,000 per well for a one hundred percent (100%) working interest depending upon depth and locale. The Company can either bear the cost for the plug and abandonment of a well, the cost of which can usually be covered in whole or material part from the salvage from the equipment and tubing from the well or the Company can, as it has done in the past, sell the well for salvage to a third party who then bears and assumes all responsibility for the plug and abandonment of the well to include compliance with all state and other regulatory obligations regarding a well abandonment.

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

Reserves Reported To Other Agencies:

                  There were no estimates or reserve reports of the Company's proved domestic net oil or gas reserves filed with any governmental authority or agency, other than the Commission, during the years ended September 30, 1995, September 30, 1996 or September 30, 1997.

Delivery Commitment:

                  The Company is not obligated to provide a fixed and determinable quantity of oil and gas in the future under existing contracts or agreements.

Mineral Properties:

Minera La Yesca Ownership Interest:

                  The Company owns twenty-five percent (25%) of the issued shares of Minera La Yesca ("Yesca"), a Mexican mining corporation which presently has no assets. Yesca previously owned the Pinabete Silver Mine in the State of Nayarit, Mexico. The Company has no plans to invest or loan further funds to Yesca.

Yukon Gold Exploration:

                  In February 1995, the Company acquired from Messrs. Amir and Erlich 109 mining claims totaling approximately 5500 acres in the Red Mountain area, located at the headwaters of the Klondike River, Dawson and Mayo mining districts of the Yukon Territory, Canada. The Company paid Messrs. Amir and Erlich $15,487 which was their cost of acquiring the claims. The claims adjoin properties owned by Regent Ventures Ltd., a small non-affiliated Canadian company which has been conducting exploration work on its holdings for the last two years. During the period, Regent conducted geochemical and geophysical surveys as well as trenching and corehole drilling. Regent reported that during the period, it had drilled 27 corehole and intersected significant gold vanes in 11 of such holes. Assays of core samples confirmed values ranging from a low of
0.020 oz/ton to a high of 0.810 oz/ton of gold, at depths of 110 to 600 feet. During Fiscal 1997, the Company did not conduct any significant work on its claims other than work required to maintain the claims in good standing.

                  Recent surface work on the Company's acreage showed the same high values on silt soil samples as those obtained on the Regent acreage, which, coupled with the geochemical and geophysical work done by Regent on the adjoining acreage, indicate that the same high intensity structure extends into and across the Company's acreage.

                  The Company has no present intention of mining its claims independently and is currently seeking interest from third party partners.

Timber Rights:

                  Effective September 29, 1995, the Company acquired all of the outstanding shares of Sustainable Forest Industries ("Sustainable"), a privately held Delaware Company. Sustainable owns the rights to two (2) tropical hardwood concessions in Guyana, South America. The rights to the initial concession, which encompasses 1,800 acres was acquired in September, 1995. The concession was inventoried and assessed by an independent consultant, CESO International Services, ("CIS") a Canadian government affiliated entity which provides advisory services to developing countries. Based on this assessment, the commercial quantity of merchantable logs is 25,497 units or approximately 14,233,200 board feet equivalents. the market value of the wood in rough cut form,"is estimated at roughly $5,692,000. Sustainable acquired the second hardwood concession in November, 1995 encompassing an additional 4,200 acres. Based on the inventory and assessment of CIS, the commercial quantity of merchantable logs available on that concession is 65,546 units, yielding approximately 33,671,300 board feet equivalents. The market value of the wood is "rough cut form" is estimated at $12,671,000. The combined estimated appraisal value of the hardwoods available on the Company's two Guyana timber concessions is roughly $18,363,000.

                  In consideration for all of the capital stock of Sustainable, the Company issued 1,500,000 shares of its Common Stock, and warrants to purchase 500,000 shares of Common Stock at a price of $0.25 per share. The warrants will expire on September 30, 2000. Under the Agreement, the Company has the option to acquire additional hardwood timber rights in Guyana.


ITEM 3 LEGAL PROCEEDINGS

                  In April 1997, the company commenced an Adversary Action styled Daleco Resources Corporation v. Reserve Production Inc., Liquidating Trust and Leonard Pipkin, Trustee, in the United States Bankruptcy Court for the Eastern District of Texas, Tyler Division, Case No.97-6036. The case was commenced to enforce the Company's rights under that certain Asset Purchase Agreement dated December 20, 1996 ("Asset Purchase Agreement") as approved by the Bankruptcy Court on February 13, 1997. In the Adversary Action, the Company alleged that the defendants' had failed to meet their conditions to Closing under the Asset Purchase Agreement and were thus required to refund the Company's $100,000 Earnest Money Deposit and pay for the reworking of the Jody Well. Subsequent to the commencement of the Company's adversary action, a case was commenced in the United States District Court for the Eastern District of Texas, Tyler Division, styled Reserve Production Liquidating Trust v. Daleco Resources Corporation, Westlands Resources Corporation, David F. Lincoln, Gary
J. Novinskie and C. Warren Trainor, C.A. No: 6:97 CV 705 ("District court Action"). The District Court Action was in essence a counter claim against the Company and three of its directors asserting matters which should have been addressed in an answer to the Adversary Action. The Company filed a motion to dismiss the District Court Action; however, prior to ruling on the Company's Motion, the Adversary Action was resolved through Court mandated mediation. Under the terms of the settlement, the Company's Earnest Money Deposit was returned and the Reserve Production Inc., Liquidating Trust, Reserve Production Liquidating Partnership, and Leonard Pipkin, Trustee, were required to resolve all outstanding claims for the reworking of the Jody Well.

                  Triad Pipe & Steel, Inc. v. Westlands Resources Corporation and Daleco Resources, Inc., In The District Court of Harris County, Texas, Case No. 97-44587. Triad Pipe & Steel, Inc. ("Triad") supplied 2-3/8th inch tubing for the reworking of the Jody Well. Triad commenced its original suit on or about August 25, 1997 ("Original Complaint") prior to the Settlement Agreement and its amended complaint filed on or about November 18, 1997 ("Amended Complaint"). Reserve Production, Inc., Liquidating Trust and Reserve Production Liquidating Partnership (collectively the "Trust") have not yet satisfied the obligations owed to Triad in the amount of $33,514.21. The Trust has requested that the Company contribute funds towards the satisfaction of Triad's claim which the Company has declined to do, as the obligation to settle all costs attributable to the Jody Well is the responsibility of the Trust. The Company has filed an answer to the Original Complaint and interrogatories filed by Triad, noting that the sole and exclusive responsibility to pay Triad's claim under the Asset Purchase Agreement belongs to the Trust.



                  Should the Trust fail to satisfy Triad's claim by the time the answer to the Amended Complaint is due, the Company will name the Trust, each partner of Reserve Production Liquidating Partnership as cross defendants.

                  Should the matter go to litigation, we believe that the Trust will be liable for the obligation to Triad.

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

                  In December 1995, Daleco's subsidiary obtained favorable settlements in the two lawsuits commenced by it a result of problems encountered in the drilling of the Tom Moore 3-H well. These law suits resulted in a net settlement of $769,780 to the Company, receipt of $630,000 in cash and the elimination of accrued liabilities and claims amounting to $485,000 approximately. These funds were received in fiscal years 1995 and 1996.


ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  No matters were submitted to a vote of security holders in the fourth quarter of Fiscal year 1997.

                                    PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER'S MATTERS

                  The Company's common stock trades on the NASDAQ. The symbol for the Company's shares is DLOV. As of December 1, 1997 there were approximately 1,247 record owners of the Company's common stock.

                  The range of the high and low bid prices, by quarters, for fiscal years 1996 and 1997, commencing with the first quarter of the fiscal year ended September 30, 1996 for the Company's common stock is as follows:



               Fiscal Year End          NASDAQ
                September 30            (Bid Prices)
                                        US $

                                        High      Low

               1996 - 1st Qtr.          5/8       3/16

               1996 - 2nd Qtr.          7/16      1/8

               1996 - 3rd Qtr.          13/4      9/32

               1996 - 4th Qtr.          1 1/2     5/8

               1997 - 1st Qtr.          31/32     13/64

               1997 - 2nd Qtr.          11/32     3/16

               1997 - 3rd Qtr.          9/32      1/8

               1997 - 4th Qtr.          15/32     3/16

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

Sales Of Securities:

                  In Fiscal 1997, the Company conducted No sales of Securities.

                  During the third quarter of Fiscal year 1996, the Company concluded a foreign placement of $1,000,000 of three (3) year 7% convertible debentures. Under the terms of this offering dated May 31, 1996 the foregoing investor was capable of converting up to fifty percent (50%) at any time from and after the 40th day following May 31, 1996 and one hundred percent (100%) at any time from and after the 60th day following May 31, 1996 into shares of common stock of the Company at a conversion price per share equal to the lesser of (I) the average closing bid price (as reported by NASDAQ) of the Company's common stock for the five trading days immediately prior to the date of the Debenture (which was $1.19 per share) (the "Closing Price") or, (ii) sixty-five percent (65%) of the average closing bid price (as reported by NASDAQ) of the Company's common stock for the five (5) trading days immediately prior to the conversion date. The foreign investor also received a warrant for 100,000 shares of common stock at an exercise price of $1.00 per share. The Warrant expires May 31, 2001, and contains adjustments in the exercise price and the warrant shares upon the occurrence of certain provisions.

                  As of September 30, 1996, $600,000 of the 7% convertible debentures had been converted into 1,077,122 shares of common stock. As of March 31, 1997, all of the 7% convertible debentures had been converted into 1,982,918 shares of common stock.

                  The Company completed a second securities offering under Regulation S on September 6-11, 1996. The second offering was for $1,310,000 of 8% convertible debentures due September 6, 1998. Under the terms of the debentures, the debenture could be converted into common stock of the Company commencing 45 days following the closing of the offering as to 50% of their principal amount of the debenture plus accrued interest through the date of conversion, and after the 65th day following the closing as to 100% of the outstanding amount of the debenture plus accrued interest through the date of conversion. The foreign investor is authorized to convert at a price equal to 75% of the average closing bid price of the Company's common stock for the five
(5) trading days immediately preceding the date of conversion. The foregoing investor also received warrants for 50 of the face amount of the Debenture owned by the foregoing investor on the date of exercise ("Exercise Amount"). The Warrants are five (5) year warrants and permit the exercise of the warrants in three tranches as follows: (I) Tranche one, equals to one-third of the Exercise Amount on the closing date of the Regulation S offering ("Closing Date") (ii) Tranche two, equals one-third of the Exercise Amount computed on the 75th day after the Closing Date; and, (iii) Tranche three equals one-third of the Exercise Amount on the 270th day after the Closing Date. The exercise price for each Tranche is 115% of the average closing bid price of the Company's common stock for the five (5) trading days immediately preceding the 45th, 75th and 270th day following the Closing Date. As of September 30, 1996, none of the Debentures had been converted into shares of common stock. As of September 30, 1997, $1,250,000 of the Debentures had been converted into 7,650,150 shares of common stock. No warrants have been exercised.

                  Warrants, under the same terms, amounts, and of like duration were issued to the foreign investment advisor for each foreign investor ("Investor Advisor Warrants"). The Investor Advisor Warrants were tied to the face amount of their foreign investor's debentures outstanding from time to time. As of September 30, 1997 none of these warrants have been exercised.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General:

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

                  The fiscal year ended September 30, 1997, was marked by a number of events which in the opinion of management will strengthen the Company and ensure an aggressive continuous growth pattern.

                  The Company settled its two lawsuits arising out of the Asset Purchase Agreement with Reserve Production, Inc., Liquidating Trust, Reserve Production Liquidating Partnership and Leonard Pipkin, Trustee. Although the Company did not acquire the assets of these entities as it had hoped, which assets would have complemented its other Austin Chalk Properties in Texas, the Company believed that the settlement was in the best interest of its shareholders.

                  On May 23, 1997, the Company entered into a Loan Agreement with Sonata Investment Company, Ltd. ("Sonata") pursuant to which Sonata made a $250,000 loan ("Loan") to Sustainable Forest Industries, Inc. ("Sustainable") for use in funding Sustainable's operations. The Loan is secured by Sustainable's receivables and guaranteed by Daleco, Westlands and Deven affiliates of Sustainable. Under the terms of the Loan Agreement, Sonata has the right but not the obligation to make an additional $250,000 loan to Sustainable upon Sustainable's request and assuming that Sustainable is in compliance with the provisions of the Loan Agreement. Repayment of the Loan (and any subsequent advance) is pursuant to a Profits Participation Agreement by which Sonata will receive twenty-five percent (25%) of the Profits of Sustainable and after payout of the Loan, twenty percent (20%) of the Profits. The funds obtained through the Sonata loan have allowed Sustainable to commence harvesting and shipping test samples of woods for the purpose of establishing a domestic market for South American woods.

                  Sustainable has commenced negotiations with several processors and distributors of both treated and untreated woods with the expectation that orders will be placed to fill the need for spring construction, if not sooner.

                  In the Fourth Quarter, the Company entered into an arrangement with Heller Financial, Inc. ("Heller") whereby Heller agreed to provide the Company with up to $15,000,000 for use by the Company to rework its existing horizontal wells in the Austin Chalk formation , recomplete its vertical wells as horizontal wells and develop additional acreage held by the Company in the immediate vicinity of its existing wells. Approximately $2,500,000 of the $15,000,000 funding is set aside for potential future acquisitions. This funding has and will provide the Company with the capital it needs to accelerate the reworking, recompleting and development of its acreage in Texas more quickly and more efficiently than would be the case if the Company was employing production revenues. Under the terms of the Agreement with Heller, all of the properties of Westlands Resources Corporation, which constituted all of the Company's Texas properties located in the Austin Chalk trend, were transferred to a newly formed Texas limited partnership, Tri-coastal Energy, LLP, the general partner of which is a Delaware corporation, Tri-Coastal Energy, Inc. the sole shareholder of which is Westlands Resources Corporation. Westlands Resources Corporation continues to be the operator of the wells.

                  In the Fourth Quarter, the Company acquired a $300,000 loan from PNC Bank, N.A. ("PNC Loan"). The PNC Loan was collateralized by the pledge of the Company's net profits interest in 38 wells located in Armstrong and Fayette Counties, Pennsylvania. The PNC Loan is a three year loan at an interest rate of prime plus 3 1/2% per annum.

                  During Fiscal 1997, crude oil prices averaged $21.70 per barrel for the Company's Texas crude production compared with an average of $19.41 per barrel during the previous fiscal year. The average price the Company received for its natural gas production increased to $2.84 per mcf compared with $2.64 per mcf for the same period last year. The prices for the Company's Alabama production averaged $2.66 per mcf, while the Pennsylvania production averaged $2.48 per mcf. The average price for the West Virginia production was $2.76 per mcf. With an average price of $1.97 per mcf and an average crude price of $20.76 per barrel for the New Mexico production.

                  The Company intends to finance each acquisition made by it on a transaction by transaction basis normally through customary financing sources, such as banks or other lending institutions. The Company does not foresee raising capital through the sale of equity capital during Fiscal 1998. The Company would like to diversify its production base by moving into areas other than the Austin Chalk of Texas and the Appalachian Basin of Pennsylvania.

                  The Company does not record any significant deferred tax provisions, since it has a substantial loss carry-forward. The Company considers all of its operations to be fully integrated.


                  As indicated elsewhere in this report, the Company does not include a provision for abandonment or restoration costs in its financial statements, since historically the costs of abandonment of wells have been offset by the salvage value of the related well. The Company believes that it has not incurred any environmental remediation costs of a consequential nature and makes no provisions therefore.

Fiscal 1997

                  As a result of the Company's agreement with Heller Financial, Inc. the Company received, in the fourth quarter of Fiscal Year 1997, the capital required to carry out its drilling and workover programs of its Texas properties in order to maximize the potential of its properties. The results of the initial reworking of the Company's horizontal wells has demonstrated improved production. Since only a fraction of the workovers could be completed prior to the end of the fiscal year, the true results of the workovers, redrilling and development will not be realized until later in Fiscal Year 1998. In spite of the capital constraints which existed for most of Fiscal Year 1997, gross operating revenues amounted to $2,462,909 in Fiscal 1997 as compared with $805,259 for Fiscal 1996, year while lease operating expense decreased by $121,001.

                  The Sonata Loan has financed the initial cutting and delivery of woods from Guyana. The Company is negotiating exclusive marketing, processing and distribution rights with established regional and national wood treating and wholesaling companies any one of which should allow Sustainable to become self sufficient by the end of Fiscal Year 1998. Even without one of these contracts, Sustainable believes that the demand for the Guyana woods compared with the declining availability of domestic alternatives and the more costly alternatives from Asia will provide a viable market for its products.

                  Administrative expenses amounted to $1,412,823 for Fiscal 1997 as compared to $810,495 for the prior Fiscal year.

         In connection with the Company's timber operations in Guyana, the Company incurred $249,499 in advances and accrued expenses. A majority of these expenses, an increase of $57,358 over Fiscal 1997 were funded through the Sonata Loan.

Liquidity and Capital Resources

         Prior to the Heller Financing, the Company historically financed its operations through cash flow from operating activities. Well drilling costs were historically met by selling interests in a well to be drilled on a turnkey or fixed costs basis to a few individuals having close ties to the Company and its founders. Typically, the Company has recognized a profit in these turnkey arrangements; since it has been able to contract for the drilling of the wells on a costs basis less that the turnkey price. The Company has also been able to secure a free or "carried interest" in these wells as part of the arrangement. As a result of the Heller financing, the Company, while still conducting drilling on a Turnkey Basis, has abandoned its former approach of funding operations through internally generated cash flow, and accelerated the reworking, recompleting and development of proved undeveloped reserves in an effort to increase cash flow and increase the value of the Company's reserves. While the Company still intends to use cash flow for operations where appropriate, the Company believes that it was more prudent to accelerate development to take advantage of the improved market for hydrocarbons and realize the potential of the Company's reserves.

         During the third quarter of Fiscal 1996, the Company sold $1,000,000 of a 7% convertible debenture to foreign investors under a Registration "S" Offshore Subscription Agreement. A second Registration "S" 8% convertible debenture in the amount of $1,310,000 was successfully placed with foreign investors during the fourth quarter. The net proceeds from both debentures were used to re-drill a horizontal oil well and rework three other oil wells in the Austin Chalk trend, as well as to retire trade accounts payable and meet other corporate obligations. Funds when needed were made available to the Company by its controlling shareholders, Messrs. Amir and Erlich in the form of unsecured loans and deferral of payments for administration service charges. (See, "Certain Relationships" and "Related Transactions".) At the end of Fiscal 1997, the amount owed to such individuals was $349,590.

         An increase of $176,949 was recorded in depletion, depreciation and amortization costs. The increase reflects the production increase in Fiscal 1997.

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

Capital Expenditures

         During Fiscal 1997, the Company either drilled or through its related entities participated in the drilling of seven (7) new wells. The Company also reworked seven (7) wells, the Company's share of which was $463,800.

Acquisitions:

         On September 30, 1997, the Company acquired Haly Corporation ("Haly"), a California corporation, for 3,000,000 shares of the Company's common stock. At the time of its acquisition from Mr. Amir and Mr. Erlich, Haly's assets consisted of 3,000,117 shares of the Company's common stock plus working interests ranging from 1.75% to 33.3% in fourteen (14) wells. Thirteen (13) of these wells are producing from the Austin Chalk formation of Texas while the remaining well interest represents a small overriding royalty in a non-operated well in California. This acquisition also eliminated amounts owed to Haly of $364,931 less $100,000 in Haly bank debt assumed by the Company.


ITEM 7 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The following financial statements and schedules are included herein.

       Audited Financial Statements and Supplemental Financial Information

*        Independent Auditors' Report or Audited Consolidated Financial
         Statements

*        Consolidated Balance Sheets

*        Consolidated Statements of Loss

*        Consolidated Statements of Deficit

*        Consolidated Statements of Cash Flow

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

                             Other Supplemental Data

*        Estimated Net Quantities of Proven Oil and Gas Reserves

* Standardized Measure of Discounted Future Net Cash Flow from Estimated Production of Proved Oil and Gas Reserves

*        Summary of Changes in Standardized Measure of Discounted Future Net
         Cash Flows

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and
Stockholders of Daleco Resources Corporation


We have audited the accompanying consolidated balance sheet of Daleco Resources Corporation and subsidiaries as of September 30, 1997, and the related consolidated financial statements of loss, deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated statements based on our audit. The consolidated balance sheet of Daleco Resources Corporation as of September 30, 1996, and the related consolidated statements of loss, deficit, and cash flows for the years ended September 30, 1996 and 1995, were audited by other auditors whose report dated December 4, 1996, expressed an unqualified opinion on those consolidated statements in accordance with Canadian reporting standards, which do not permit a reference to significant doubt about the Company's ability to continue as a going concern when the matter is adequately disclosed in the financial statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Daleco Resources Corporation and subsidiaries as of September 30, 1997, and the results of operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                              Miller and Co.
                                              Certified Public Accountants

Santa Monica, California
December 24, 1997

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 1997 AND 1996
================================================================================


                                                                                                  1997                  1996
                                                                                             ------------            ------------
ASSETS
Current Assets
         Cash and cash equivalents                                                           $    526,760            $    268,185
         Accounts receivable                                                                      320,057                 983,130
                                                                                             ------------            ------------
                                Total Current Assets                                              846,817               1,251,315
Investment in and advances to mining joint venture (note 3)                                          --                   100,000
Oil and gas properties and equipment (note 4)                                                   5,590,533               3,765,127
Property and equipment                                                                             62,632                    --
Timber rights (note 6)                                                                          1,028,342               1,028,342
Mineral properties (note 7)                                                                        23,973                  15,673
Goodwill (note 19)                                                                                813,357                    --
Debt Issue Costs                                                                                  584,815                 268,732
                                                                                             ------------            ------------
                                  Total Assets                                               $  8,950,469            $  6,429,189
                                                                                             ============            ============
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities                                                     $  1,198,896            $  1,316,404
Current portion of long-term debt                                                                 200,000                    --
Notes payable (note 8)                                                                               --                   800,000
Drilling deposits                                                                                 268,000                  29,000
Due to related parties (note 9)                                                                   349,590                 384,806
                                                                                             ------------            ------------
                                  Total Current Liabilities                                     2,016,486               2,530,310
Long-term debt (note 11)                                                                        1,589,815                    --
Debentures (note 10)                                                                               60,000               1,710,000
                                                                                             ------------            ------------
                                  Total Liabilities                                             3,666,301               4,240,310
                                                                                             ------------            ------------
Commitments and Contingencies (notes 14 and 17)

Shareholders' Equity
         27,567,880 Common Shares, par value $0.01 per share  (1996 - 13,154,854)
                (note 12)                                                                         275,699                 131,549
         160,000 Preferred Shares, par value $0.01 per share  (note 8)                              1,600                    --
         Additional Paid in Capital                                                            13,808,832               8,729,435
         Accumulated deficit                                                                   (8,801,963)             (6,672,105)
                                                                                             ------------            ------------
                             Total Shareholders' Equity                                         5,284,168               2,188,879
                                                                                             ------------            ------------
                              Total Liabilities and Shareholders' Equity                     $  8,950,469            $  6,429,189
                                                                                             ============            ============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF LOSS
FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
--------------------------------------------------------------------------------


                                                                            1997                  1996                   1995
                                                                         -----------             ---------            -----------
Gross Operating Revenue                                                   $2,462,909              $805,259               $799,397
Less:    Lease operating expenses                                            472,148               593,149                473,422
         Severance taxes                                                      32,079                25,827                 28,593
         Loss on Development of Wells                                          -----                 -----                 46,449
         Depletion, depreciation and amortization                            497,951               321,002                262,238
         Net profits interest and related expenses                         1,274,427                 -----                  -----
                                                                        ------------            ----------           ------------
         Net income (loss) from oil and gas                                  186,304              (134,719)               (11,305)
         operations                                                     ------------            ----------           ------------

Loss on disposal of Mississippi oil and gas rights                             -----                 -----                532,854
  (note 5)
Net loss (gain) on sale of assets                                              -----                20,671               (17,037)
Administration expense                                                     1,421,823               810,495                575,650
Amortization of debenture issue costs                                         42,865                12,305                  -----
Financial advisory expenses                                                  287,356               207,946                 28,264
Timber operation costs (note 6)                                              249,499               192,141                  -----
Interest expense                                                             155,371               165,312                108,131
Amortization of goodwill                                                     416,643                 -----                  -----
Write-down of advances to mining joint venture                               100,000               200,000                  -----
     (Note 3)
                                                                        ------------            ----------           ------------
                                                                           2,673,557             1,608,870              1,227,862
Other Income
Management and administrative fees                                           582,270                 -----                  -----
Gain (Loss) on litigation settlement (Notes 14 and 18)                      (224,875)              769,780                  -----
                                                                        ------------            ----------           ------------
                                                                           2,316,162               839,090              1,227,862
                                                                        ------------            ----------           ------------
Net Loss for the Year                                                    $(2,129,858)            $(973,809)           $(1,239,167)
                                                                        ============            ==========           ============
Basic and Fully Diluted Net Loss per Common                                   $(0.08)               $(0.08)                $(0.10)
                                                                              ======                ======                 ======
Share (note 12(c))




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF DEFICIT
AS AT SEPTEMBER 30, 1997, 1996 AND 1995
--------------------------------------------------------------------------------


                                                          1997                   1996                 1995
                                                      -----------            -----------           -----------
Deficit - Beginning of Year                           $(6,672,105)           $(5,698,296)          $(4,459,129)
Net loss for the year                                  (2,129,858)              (973,809)           (1,239,167)
                                                      -----------            -----------           -----------
Deficit - End of Year                                 $(8,801,963)           $(6,672,105)          $(5,698,296)
                                                      ===========            ===========           ===========


















                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
AS AT SEPTEMBER 30, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

                                                                               1997              1996              1995
Operating Activities
Net loss for the year                                                   $(2,129,858)        $  (973,809)        $(1,239,167)
Items not affecting working capital
         Depletion, depreciation, and amortization                          497,951             321,002             262,238
         Amortization of debenture issue costs                               42,865              12,305                --
         Write-down of advances to mining joint venture                     100,000             200,000                --
         Loss of development and resale of wells                               --                  --                46,449
         Loss on disposal of Mississippi oil and gas rights                    --                  --               532,854
         Loss (gain) on sale of oil and gas properties                         --                21,057             (19,529)
         Loss (gain) on litigation settlement                               224,875            (769,780)               --
         Accrued interest on conversions of debt                               --                 8,017                --
                                                                        -----------         -----------         -----------
                                                                         (1,264,167)         (1,181,208)           (417,155)
Decrease (increase) in accounts receivable                                  663,073             (82,251)           (476,499)
(Decrease) increase in accounts payable                                    (117,508)           (390,756)             95,140
(Decrease) increase in advances received on well costs                      239,000             (22,000)             51,000
Drilling and work over costs                                                   --              (818,139)           (212,038)
Net proceeds from settlement of litigation                                     --               611,573                --
Proceeds of drilling program                                                   --               525,500                --
                                                                        -----------         -----------         -----------
Cash used for operating activities                                         (479,602)         (1,357,281)           (959,552)
Investing Activities
Drilling and lease acquisition costs incurred                              (381,307)           (344,704)            (29,822)
Mineral properties expenditures                                              (8,300)               (186)            (15,487)
Timber rights acquisition                                                      --                  --            (1,028,342)
Proceeds from sale of oil and gas properties                                   --                 4,500             130,374
Increase in advances                                                           --              (150,000)               --
Decrease in lease acquisition and well costs                                   --               158,864             699,308
                                                                        -----------         -----------         -----------
Cash used for investing activities                                         (389,607)           (331,526)           (243,969)
                                                                        -----------         -----------         -----------











                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
AS AT SEPTEMBER 30, 1997, 1996 AND 1995
--------------------------------------------------------------------------------


                                                                                    1997              1996              1995
                                                                                 ---------        ---------         ---------
Financing Activities
(Decrease) increase in notes payable                                                 --            (300,000)         800,000
Increase (decrease) in amounts due to related parties                             (77,216)          255,176           83,237
Issuance of stock                                                                    --                --          1,024,881
Redemption of stock                                                                  --                --           (699,358)
Issuance of convertible debentures                                                   --           2,310,000             --
Proceeds from long-term debt                                                    1,789,815              --               --
Debt issue costs                                                                 (584,815)         (388,196)            --
                                                                              -----------       -----------      -----------
Cash provided from financing activities                                         1,127,784         1,876,980        1,208,760
                                                                              -----------       -----------      -----------
Increase in Cash and Cash Equivalents                                             258,575           188,173            5,239
Cash and Cash Equivalents - Beginning of Period                                   268,185            80,012           74,773
                                                                              -----------       -----------      -----------
Cash and Cash Equivalents - End of Period                                     $   526,760       $   268,185      $    80,012
                                                                              ===========       ===========      ===========




Non-cash transactions for the year ended September 30, 1997:

1. The Company issued 2.6 million shares of common stock in acquiring the assets of Deven Resources, Inc.

2. The Company converted $800,000 in Notes Payable to 160,000 shares of Preferred stock.

3. The Company issued 9,633,068 of Common shares upon the conversion of $1,650,000 of debentures.

4. The Company issued 2,179,958 of Common shares in exchange for legal and financial advisory services.

5. The Company assumed a $100,000 bank loan and $42,000 in amounts due to related parties in acquiring Haly Corporation.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

1.       CONTINUED OPERATIONS

                  The financial statements have been prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate it assets. As of September 30, 1997 the Company has reported a loss of $2,129,858 and had net current liabilities of $1,169,669. The ability of the Company to meet these liabilities and to continue as a going concern is dependent upon the availability of future funding, the successful completion of its drilling projects (see Note 11), and achieving profitable timber operations (see Note 6).

2.       Summary of Significant Accounting

                  a.       Use of estimates

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

                  b.       Basis of consolidation

                                    The consolidated financial statements of
                                    Daleco Resources Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company and its wholly-owned subsidiaries Westlands
                                    Resources Corporation ("Westlands"),
                                    Sustainable Forest Industries Inc.
                                    ("Sustainable"), Deven Resources,
                                    Inc.("Deven"), Tri-Coastal Energy, Inc., and
                                    Haly Corp. The Company's investments in oil and gas leases are accounted for using proportionate consolidation whereby the Company's prorata share of each of the assets, liabilities, revenues and expenses of the investments are aggregated with those of the Company in its financial statements.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

                                    Costs of exploratory wells found to be dry during the year or before the issuance of these financial statements are charged against earnings in that year. Costs of successful exploration wells and development wells are capitalized. All costs of development wells and successful exploration wells are charged to earnings on a unit-of-production basis based upon proved developed reserves. Where the costs of developed wells and successful exploration wells exceed projected net recoverable amounts, such wells are written down to their projected net recoverable amount. Net recoverable amount is the aggregate of estimated un-discounted future net revenues from proven reserves less operating and production expenses.

                                    Effective in the first quarter of 1997, the Company began assessing the impairment of capitalized costs of proved oil and gas properties and other long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Under this method, the Company generally assesses its oil and gas properties on a field-by-field basis utilizing its current estimate of future revenues and operating expenses. In the event net undiscounted cash flow is less than the carrying value, an impairment loss is recorded based on estimated fair value, which would consider discounted future net cash flows. SFAS 121 did not have any impact on the Company's change in method of assessing impairment of oil and gas properties and other long-lived assets.

                  d.       Site restoration, dismantlement and abandonment costs

                                    The salvage value of producing wells is
                                    expected to exceed the cost of site
                                    restoration and abandonment. As a result, no such costs are accrued in these financial statements.

                  e.       Property and Equipment

                                    Property and equipment are recorded at cost and depreciated over the straight-line method over a period of five years.

                  f.       Mineral Properties

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

                  g.       Timber Rights

                                    The Company has recorded the acquisition of timber rights at cost. These costs are deferred until commercial production commences. Where the costs exceed projected net recoverable amounts, the timber rights are written down to the projected net recoverable amount. Net recoverable amount is the aggregate of

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
--------------------------------------------------------------------------------
                                    estimated un-discounted future net revenues from the sale of timber less operating and production expenses.

                  h.       Debt Issue Costs

                                    Debt issue costs as of September 30, 1997, represent those associated with the Heller Financial, Inc. loan (see Note 11) and will be amortized over a period of five years. Costs as of September 30, 1996, were associated with the debentures and were written off upon conversion of the debentures into common stock.

                  i.       Cash and Cash Equivalents

                                    Cash and cash equivalents include cash and investments with original maturities of three months or less.

                  j.       Goodwill

                                    Goodwill associated with the acquisition of Deven Resources, Inc. will be amortized over a period of three (3) years.

                  k.       Fair Value of Financial Instruments

                                    Cash and cash equivalents, receivables, and all liabilities have fair values approximating carrying amounts, except for the Heller Financial, Inc., and Sonata Investment Company, LTD., loans for which it is not practicable to estimate fair values. The loans are to be repaid out of net cash flows. Additional interest or profit participation is payable after the payment of principal.

3.       Investment In and Advances to Mining Joint Venture

                  The Company participated in an agreement dated March 12, 1980, (revised October 18, 1980) to purchase 25% of the issued shares of Minera La Yesca, a Mexican mining corporation. Funds were advanced to Minera La Yesca to help finance the cost of placing the Pinabete Silver Mine (the "mine") in Mexico into production. The investment in and advances to Minera La Yesca have been recorded at cost. Due to operating losses resulting from the continuing low price of silver, the mine was taken out of production during 1991.

                  The investment in the advances to Minera La Yesca, which were recorded at cost, has been written off during fiscal 1997.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

4.       Oil and Gas and Equipment

                                                                   1997                1996
                                                                   ----                ----

Proven lease acreage costs                                    $ 3,756,637       $  2,428,092

Proven undeveloped lease acreage costs                          1,906,220          1,906,220

Well costs                                                      2,501,208          1,506,396
                                                              ------------      -------------
                                                              $ 8,164,065          5,840,708

Accumulated depletion, depreciation and amortization            2,573,532          2,075,581
                                                              ------------      -------------
                                                              $ 5,590,533       $  3,765,127
                                                              ===========       ============


5.                Mississippi Oil and Gas Rights

                           Pursuant to an agreement with CMW Oil Company, CMW Chalk Company Inc, and CMW Energy Company ("Vendors") dated May 26, 1992 (amended June 26, 1992 and July 22, 1992) the Company acquired in July 1992, through its wholly-owned subsidiary Westlands, a number of oil and gas rights in Mississippi.

                           Effective February 1, 1995, Westlands sold and reassigned its oil and gas rights in the Mississippi properties back to the Vendors. In consideration, Daleco received 1,000,000 of the 1,280,000 common shares originally issued for the purchase. As a result of this transaction, the Company recorded a loss on the resale of the oil and gas rights of $532,854.

6.                Timber Rights Acquisition

                           Effective September 29, 1995, the Company entered into an agreement ("Acquisition Agreement") to purchase 100% of the issued and outstanding shares of the common stock of Sustainable Forest Industries Inc. ("Sustainable"), a privately held Delaware Company, in exchange for 1,500,000 shares of common stock of the Company.

                           Prior to this, Sustainable entered into a Timber Acquisition Agreement on September 27, 1995 with Oreu Timber and Trading Co., Ltd. ("Oreu"), a Guyana Corporation which is an affiliate of May Joy Agricultural Cooperative Society Ltd. ("May Joy"). Under the terms of the agreement, Sustainable has been assigned the exclusive harvesting and cutting rights for the timber concession issue by Permit No. 1367. This permit was originally granted to May Joy who subsequently assigned harvesting rights to Oreu as per an agreement dated January 3, 1995.

                           In exchange for the timber rights, Oreu received a 10% ownership of Sustainable. This ownership was subsequently converted to equivalent shares of the Company as a result of the acquisition of Sustainable.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

                           The acquisition has been accounted for by the purchase method. The purchase price of $962,500 was determined based on the fair value of the 1,500,000 common shares of Daleco given up to acquire Sustainable. The fair value of the net liabilities of Sustainable acquired was $65,842 resulting in consideration of approximately $1,028,500 which has been recorded as timber rights.

                           During fiscal 1997, the Company obtained funds to permit Sustainable to begin implementation of its business plan (see Note 11).

7.                Mineral Properties

                           In February 1995, the Company acquired 109 mining claims from shareholders of the Company for $15,673 representing their cost to acquire the claims. Additional costs of $8,300 were incurred during fiscal 1997 to maintain these claims. The Company is seeking interest from third parties for the development of these claims.

8.                Notes Payable

                           During the year ended September 30, 1995, the Company received $1,100,000 in return for two notes payable, with the producing wells of the Company used as collateral. Interest of 10% per annum was due monthly.

                           During fiscal 1996, the Company repaid $300,000 of the outstanding balance. During fiscal 1997, the remaining $800,000 was converted into 160,000 shares of 10% cumulative preferred stock, at $5.00 per share.


9.                Due to (from) Related Parties

                                                   1997               1996
                                                --------           -------
Net due to Haly Corporation
         Bearing interest at prime +1%          $  -----          $175,054
                                                --------           -------
Net due (from) to Amir and Erlich
         Bearing interest at prime +3%            91,062            90,209
         Bearing interest at 7%                  258,528           119,643
                                                 -------           -------
                                                 349,590           209,852
                                                 -------           -------
                                                $349,590          $384,906
                                                 =======           =======


                  The amounts due to Haly Corporation were eliminated through the acquisition of Haly as of September 30, 1997 (see Note
                  19). Amir and Erlich are officers and shareholders of the Company. These amounts have no fixed repayment terms.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

10.               Debentures


                                        1997              1996
                                        ------           ---------
7% Convertible Debentures              $ -----          $  400,000
8% Convertible Debentures               60,000           1,310,000
                                       -------          ----------
                                       $60,000          $1,710,000
                                       =======          ==========

                  a.       7% Convertible Debentures

                                    On May 31, 1996 the Company issued
                                    $1,000,000 of 7% convertible debentures with interest payable in cash or stock on a semi-annual basis, and a term of three years. The placement agent's fees were 10% of the gross proceeds and 100,000 warrants at $1.00, with an expiration date of May 30, 2001 (see Note 12). The debentures could be converted after a holding period of: (a) as to 50% of the principal amount, 40 days (July 10, 1996), and (b) the remaining 50%, 60 days (July 30, 1996). The debentures are convertible into the Company's common stock at the lessor of (1) a 35% discount on the previous five day average closing bid price at conversion, or; (2) the previous day average closing bid price at closing (May 31, 1996). As of September 30, 1996,
                                    $600,000 of the 7% debentures had been
                                    converted into 1,077,122 common shares. The remaining balance was converted into 905,796 common shares during 1997.

                  b.       8% Convertible Debentures

                                    On September 11, 1996, the Company issued
                                    $1,310,000 worth of 8% convertible
                                    debentures with interest payable in stock only and accruing until conversion or redemptions after the term of two years. The placement agent's fees were 10% of the gross proceeds and 122,111 warrants at $1.07 expiring November 16, 2001. The debentures may be converted after a holding period of 45 days after closing at the lessor of: (1) the fixed conversion price ($1.0171875), or
                                    (2) 75% of the average closing bid price for the five trading days immediately preceding the date of conversion. As of September 30, 1997, $1,250,000 of the 8% debentures had been converted into 7,650,150 common shares.

11.               Long-Term Debt

                           Long-term debt of the Company consists of the following:

                           a.       Heller Financial, Inc.

                                            During the forth quarter of fiscal
                                            1997, the Company entered into an
                                            arrangement with Heller Financial,
                                            Inc. ("Heller") whereby Heller has
                                            agreed to provide the Company with
                                            up to $15,000,000 to rework existing
                                            horizontal wells, recomplete its
                                            vertical wells as horizontal wells,
                                            and

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
--------------------------------------------------------------------------------
                                            develop additional acreage. Under
                                            the terms of the agreement, all of
                                            the properties of Westlands were
                                            transferred to a newly formed
                                            Limited Partnership, Tri-Coastal
                                            Energy, L.P., the general partner of
                                            which is Tri-Coastal Energy, Inc.,
                                            ("Tri-Coastal") and the sole limited
                                            partner of which is Westlands.
                                            Westlands is also the sole
                                            shareholder of Tri-Coastal. The
                                            amount outstanding under this
                                            arrangement as of September 30,
                                            1997, was $1,139,815. Interest on
                                            the borrowings is at prime plus 2%.
                                            Principal is paid out of 85% of the
                                            net cash flow from the properties.
                                            Additional interest is payable from
                                            50% of the net cash flow from these
                                            properties after the payment of
                                            principal.

                           b.       Sonata Investment Company, LTD.

                                            During the third quarter of fiscal
                                            1997, Sustainable entered into a
                                            loan agreement with Sonata
                                            Investment Company, LTD. for
                                            $250,000, which remains outstanding
                                            as of September 30, 1997.
                                            Sustainable has the right to request
                                            an additional $250,000 prior to
                                            December 31, 1999. The Company and
                                            Westlands are guarantors of the loan
                                            with Westlands (now Tri-Coastal
                                            Energy, L.P.) wells being pledged as
                                            collateral, subordinated to the
                                            Heller Financing. The loan is to be
                                            repaid out of 25% of Sustainable's
                                            net cash flow with any remaining
                                            balance due by December 31, 1999.
                                            Interest is at 12%. In addition,
                                            Sonata will receive a profit's
                                            participation of 25% of the net
                                            profits of Sustainable while the
                                            loan is outstanding and 20% after
                                            the loan is repaid ("after payout").
                                            Should Sustainable request the
                                            additional $250,000 from Sonata and
                                            should Sonata elect not to make said
                                            advance, then the after payout rate
                                            reduces from 20% to 15%.

                           c.       PNC Bank Loan

                                            During the fourth quarter of fiscal
                                            1997, Deven Resources, Inc. obtained
                                            a term loan of $300,000 with
                                            interest at prime plus 1 1/2%.
                                            Principal is due at $25,000 per
                                            quarter. The loan is secured by
                                            specific properties owned by Deven.

                           d.       First Regional Bank

                                            As of September 30, 1997, the
                                            Company assumed a $100,000 loan with
                                            First Regional Bank when it acquired
                                            Haly Corporation (see Note 19).
                                            Interest is at 6.9% and the loan
                                            matures December 12, 1997. The loan
                                            is secured by personal assets of an
                                            officer of the Company.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
--------------------------------------------------------------------------------
12.               Capital Stock


                                                        NUMBER OF COMMON               NUMBER OF PREFERRED
                                                        SHARES, PAR VALUE                SHARES PAR VALUE
                                                         $0.01 PER SHARE                 $0.01 PER SHARE               AMOUNT

Authorized                                                    50,000,000                  50,000,000
                                                              ----------                  ----------

Balance as at September 30, 1995                              12,077,732                                            $8,360,126
Issued upon conversion of Debentures                           1,077,122                                               500,858
                                                               ---------                                               -------
Balance as at September 30, 1996                              13,154,854                                             8,860,984
Issued upon conversion of Debentures                           9,633,068                                             1,424,133
Issued for acquisition of Deven Resources,                     2,600,000                                             2,392,000
Inc.
Issued for professional services rendered                      2,179,958                                               651,014
Issued upon conversion of Notes Payable                                                      160,000
                                                              ----------                     -------               -----------
Balance as at September 30, 1997                              27,567,880                     160,000               $14,086,131
                                                              ==========                     =======               ===========

Upon redomestication of the Company into the U.S. as of October 1, 1997, par value was established at $0.01 per share for both common and preferred stock.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
--------------------------------------------------------------------------------
                           a.       Common Stock Options

                                            In January 1995, the Company
                                            granted fully vested common stock
                                            purchase options expiring on
                                            January 6, 2000 for 850,000 common
                                            shares at $0.25 per share. On the
                                            same date, the common stock
                                            purchase options previously
                                            outstanding, which expired on
                                            September 5, 1995 for 356,704
                                            common shares at $0.32 per share,
                                            were gifted back to the Company
                                            and canceled. The following
                                            summary sets out the activity in
                                            common stock purchase options:


                                              1997             1996               1995
                                            -------           -------            -------
Outstanding and Exercisable                  700,000          850,000            356,704
   at beginning of year
Canceled                                    (350,000)        (150,000)          (356,704)
Granted                                         --               --              850,000
Exercised                                       --               --                 --Z
                                            --------         --------           --------
Outstanding and Exercisable
   at end of year                            350,000          700,000            850,000
                                            ========         ========           ========


                                            Subsequent to September 30, 1997,
                                            the Company issued 1.2 million
                                            Common Stock options at 21.875(cent)
                                            per share

                                            In October 1995, the Financial
                                            Accounting Standards Board issued
                                            Statement of Financial Accounting
                                            Standards No. 123, Accounting for
                                            Stock-Based Compensation," (SFAS
                                            123). SFAS 123 permits the Company's
                                            continued use of the intrinsic value
                                            based method prescribed by
                                            Accounting Principles Board Opinion
                                            No. 25 (APB 25). SFAS 123 requires
                                            additional disclosures, including
                                            proforma calculations of net
                                            earnings and earnings per share, as
                                            if the fair value method of
                                            accounting prescribed by SFAS 123
                                            had been applied. The fair value of
                                            stock options and compensation cost
                                            are measured at the date of grant.

                                            The common stock purchase options
                                            were issued for past services at an
                                            exercise price of $0.25 per share
                                            when the underlying stock was at
                                            $0.2245 per share. Had compensation
                                            cost been determined based on the
                                            fair value of the common stock
                                            purchase options using the
                                            provisions of SFAS 123, the
                                            Company's net loss and loss per
                                            share in 1995 would have increased
                                            by $161,500 and $0.01, respectively.

                                            For the proforma calculation, the
                                            fair value of each option on the
                                            date of grant was estimated using
                                            the Black-Scholes option pricing
                                            model and the following
                                            assumptions for awards in 1995:
                                            zero dividend yield expected
                                            volatility of 119.64%, risk -free
                                            interest rate of 7.84%, and
                                            expected life of 5 years. Using
                                            these assumptions, the grant-date
                                            fair value per share of the
                                            options granted in 1995 was $0.19.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
--------------------------------------------------------------------------------
                           b.       Common Stock Warrants

                                            Common stock warrants outstanding at
                                            September 30, 1997, consist of the
                                            following:


           Issuance                      Expiration Date                     Amount                      Price Per Share
           --------                      ---------------                     ------                      ---------------
Acquisition of Sustainable             September 30, 2000                    500,000                          $0.35
Consulting Agreements                     May 8 2001 to
                                         October 1, 2001                    1,600,000                         $0.35
Consulting Agreement                                                         100,000                          $1.00
8% Debenture Holders and              September 11, 2001 to                                                $0.4386 to
   Placement Agents (I.)                  June 8, 2002                      1,864,705                        $1.081


                           (1.)     Common Stock Warrants Attached to Debenture

                                    In connection with the issuance of the 8% convertible debentures in September 1996; a number of warrants were granted to the holders of the debentures, the agents, and subagents who placed the debentures.

                                    With respect to the warrants granted to the debenture holders and subagents, the warrants were granted in three equal installments of September 11, 1996; November 26, 1996; and June 8, 1997. These warrants will expire five years from the date of each installment: September 11, 2001; November 26, 2001; and June 8, 2002. The number of shares of common stock into which the warrants may be converted and the exercise price of the warrants were determined by (among other variables and future events) the amount of debentures still outstanding on each date of grant, and the average closing bid price of the Company's common stock for the five trading days immediately preceding each date of grant.

                                    On September 11, 1996, a total of 122,111 warrants expiring on September 11, 2001 were granted to the agents. The warrants may be exercised at any time before the expiration date by either of the two methods as follows: (1) each warrant may be exercised for one common share with an exercise price of $1.073, or (2) all or a portion of the warrants may be exercised on a cashless basis where a reduced number of shares of common stock will be issued based upon the difference between the average closing price of the Company's common stock for the five business days immediately preceding the date of exercise and the exercise price, divided by the average closing market price, times the number of warrants being exercised.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

                           c.       Net Income Per Share

                                    Net income per share was calculated on the basis of the weighted average number of shares outstanding which amounted to 27,567,880 for the year ended September 30, 1997 (1996 - 12,223,541, 1995 - 12,030,140
                                    shares). For the years ended September 30, 1997, 1996, and 1995 the exercise of the options and warrants outstanding as at year end did not have a dilutive effect on the net income per share.

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

14.               Contingencies

                           Included in accounts payable at September 30, 1995 was $483,712 due to Questor Drilling Corporation ("Questor"). The Company's subsidiary, Westlands, was seeking damages of $450,000 against Questor Drilling Corporation and Cheyenne Services Inc., in connection with the drilling of a well in 1993. Questor Drilling Corporation filed a counter claim against Westlands Resources Corporation for $485,000.

                           During December 1995, the Company's legal actions were settled out of court on terms favorable to the Company and its subsidiary, Westlands. In the action involving Questor and Cheyenne Services, Inc. ("Cheyenne"), Questor has released Westlands of all liabilities, and Cheyenne must pay a sum of $50,000 to Westlands. In the action involving System Pipe & Supply Co. Westlands accepted a settlement offer of $580,000. The settlement amounts of $630,000 plus release liabilities of $483,712 less the capitalized well costs, representing some of the cost overrun from previous years, resulted in a one-time gain of $769,780 during fiscal 1996.

15.               Segmented Information

                           Substantially all of the Company's operating activities are in oil and gas exploration and development in the United States which is considered to be the Company's domestic segment. In addition, the Company has a 100% owned subsidiary involved in the harvesting of timber Concessions in Guyana. There were no revenues from timber operations in 1997 and 1996.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

                           The following table identifies customers of the Company who purchased greater than ten percent of the oil and gas produced by the Company:


                                                               1997 PERCENTAGE                1996 PERCENTAGE
                                                                      OF                             OF
                                                               TOTAL SALES (%)                TOTAL SALES (%)
Oil Production
         Pride Pipeline Company                                     100%                           100%

Gas Production
         Aquila Southwest Pipeline Corporation                     11.8%                          35.7%
         Austin Chalk National Gas Marketing                                                      59.1%
         Services                                                  12.3%
         New Brenen Corporation                                     3.4%                           5.2%

         Southern Natural Gas                                      72.5%                            --%

16.               Additional Information on Petroleum and Natural Gas Activities

                                                                                        DEPRECIATION,
                           PROPERTY                                    (1)              DEPLETION AND
                        ACQUISITION $        EXPLORATION $        DEVELOPMENT $         AMORTIZATION $
September 30, 1997        $2,323,357              --               $  381,307           $  497,951
September 30, 1996              --                --                  637,343              321,002
September 30, 1995              --                --                  195,411              262,238

                           (1) Development costs include costs associated with the developed leaseholds as well as tangible and intangible well costs.

17.               Employment Contracts and Commitments

                           In connection with the acquisition of Sustainable and under Management Agreement dated April 17, 1995, the Company agreed to engage two key officers for a period of seven years ending April 17, 2002. The two key officers are entitled to a base salary of $75,000 plus additional incentive payments each based upon a percentage of net income of Sustainable. At the time of termination for any reason, the key officers are entitled to a severance payment equal to the total of the annual base salary plus additional annual incentive payments he is then receiving multiplied by the remaining years, or portions thereof, of the contract period. During fiscal 1997, the company reached a settlement with one of the officers in the total amount of $60,000 to be paid at $5,000 per month through February 1998.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

                           In connection with the acquisition of Deven and under the Stock Purchase Agreement dated October 1, 1996, the Company agrees that should certain Deven officers be involuntarily terminated, other than in response to the Deven Officer's gross negligence, willful misconduct, ineptitude or inability to perform the duties of his position, ("Involuntary Personnel Action") on or before September 30, 2001 ("Coverage Period"), the said Deven Officer who was the object of said Involuntary Personnel Action shall be entitled to receive a sum equal to 150% of the aggregate base salary plus the cash equivalent of all benefits for the period of time between the date of the Involuntary Personnel Action and the remaining portion of the Coverage Period ("Settlement Consideration").

                           However, the Settlement Consideration shall not be less than two years severance even though the period between the Involuntary Personnel Action and the expiration of the Coverage Period be less than two years.

                           The Company had two contracts with financial advisors during fiscal 1997. The first expired in May 1997; the second expired October 31, 1997. Neither contract was renewed.

                           The Company had two office leases as of September 30, 1997. The first calls for rent of $3,864 per month through June 30, 1998. The second lease calls for rent of $3,354 per month through December 31, 1997.

18.               Litigation Settlement

                           In April 1997, the Company commenced an Adversary Action styled Daleco Resources Corporation v. Reserve Production Inc., Liquidating Trust and Leonard Pipkin, Trustee, in the United States Bankruptcy Court for the Eastern District of Texas, Tyler Division, Case No. 97-6036. The case was commenced to enforce the Company's rights under that certain Asset Purchase Agreement dated December 20, 1996 ("Asset Purchase Agreement") as approved by the Bankruptcy Court on February 13, 1997. In the Adversary Action, the Company alleged that the defendants' had failed to meet their conditions to Closing under the Asset Purchase Agreement and were thus required to refund the Company's $100,000 Earnest Money Deposit and pay for the reworking of the Jody Well. Subsequent to the commencement of the Company's adversary action, a case was commenced in the United States District Court for the Eastern District of Texas, Tyler Division, styled Reserve Production Liquidating Trust
                           v. Daleco Resources Corporation, Westlands Resources Corporation, David F. Lincoln, Gary J. Novinskie and
                           C. Warren Trainor, C.A. No.: 6:97 CV 705 ("District Court Action"). The District Court Action was in essence a counter claim against the Company and three of is directors asserting matters which should have been addressed in an answer to the Adversary Action. The Company filed a motion to dismiss the District Court Action; however, prior to ruling on the Company's Motion, the Adversary Action was resolved through Court mandated mediation. Under the terms of the settlement, the Company's Earnest Money Deposit was returned and the Reserve Production Inc., Liquidating Trust, Reserve Produciton Liquidating partnership, and Leonard Pipkin, trustee, were required to resolve all outstanding claims for the reworking of the Jody Well.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

                           The Company incurred $224,875 in costs to settle this litigation.

19.               Acquisitions

                           During fiscal 1997, the Company completed the acquisitions of Deven Resources, Inc. and Haly Corporation.

                           All of the outstanding stock of Deven was acquired on October 1, 1996 in exchange for 2.6 million shares of Daleco stock plus $150,000 in cash. The market value of the stock was approximately $2.4 million. The acquisition was accounted for as a purchase resulting in oil and gas properties of $1.5 million, goodwill of $1.25 million less liabilities assumed of $200,000. Deven receives an annual management fee of $200,000 from a partnership of which it has a 1% general partner interest.

                           All of the outstanding stock of Haly, a related party, was acquired on September 30, 1997. Daleco issued 3 million shares of common stock to Messrs. Amir and Erlich along with $1,000 cash. In exchange, the Company received and retired 3 million shares of common stock owned by Haly along with interests in wells owned by Haly. The acquisition was accounted for as a purchase. The amounts due Haly were written off into common stock less the First Regional Bank loan assumed by Daleco (see Note 11).

20.               Pro-Forma Information

                           The following Pro-Forma information is presented for the Fiscal Years ended September 30, 1996 and 1995, as if the Deven and Haly acquisitions had been accounted for as pooling of interests. Deven and Haly amounts represented historical values without acquisition adjustments as described in Note 19.
                           Haly activity for Fiscal 1997 is not material.


         Amounts in Thousands
         Fiscal Year Ended September 30, 1996:


Balance Sheet                               Daleco              Deven               Haly               Total
-------------                               ------              -----               ----               -----
   Assets                                  $ 6,429                $494                $12              $6,935
   Liabilities                               4,240                 752                235               5,227
   Stockholders Equity                       2,189               (258)              (223)               1,708
Statement of Loss
   Revenues                                 $  805             $ 1,728               $ 49              $2,582
   Expenses                                  1,778               2,010                 97               3,885
                                             -----               -----              -----               -----
   Net Loss                                 $(973)              $(282)              $(48)            $(1,303)
                                            ======              ======              =====            ========

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
================================================================================


         Amounts in Thousands
         Fiscal Year Ended September 30, 1995:


Balance Sheet                               Daleco              Deven               Haly               Total
-------------                               ------              -----               ----               -----
   Assets                                     $6,133                $377                $17              $6,527
   Liabilities                                 3,472                 355                437               4,264
   Stockholders Equity                         2,661                  22              (420)               2,263
Statement of Loss
   Revenues                                     $752              $2,003                $53              $2,808
   Expenses                                    1,991               1,850                 81               3,922
                                               -----               -----                 --               -----
   Net Loss                                 $(1,239)                $153              ($28)            $(1,114)
                                            ========                ====              =====            ========

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and
Stockholders of Daleco Resources Corporation


The audits referred to in our report to the Board of Directors and Stockholders of Daleco Resources Corporation and subsidiaries dated December 24, 1997, relating to the consolidated financial statements of Daleco Resources Corporation and subsidiaries included the audit of Schedule V, VI, and IX, found on pages 54, 55, and 56, respectively, for the year ended September 30, 1997. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules present fairly, in all material respects, the information set forth therein.

The accompanying financial statements schedules for the years ended September 30, 1996 and 1995 were not audited by us, and accordingly, we do not express an opinion on them.



                                       Miller and Co.
                                       Certified Public Accountants

Santa Monica, California
December 24, 1997

DALECO RESOURCES CORPORATION

SCHEDULE II - AMOUNTS RECEIVABLES FROM UNDERWRITERS, PROMOTERS, AND EMPLOYEES
              OTHER THAN RELATED PARTIES YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
================================================================================



This schedule has been omitted as there are no receivables.

DALECO RESOURCES CORPORATION

SCHEDULE IV - NON-CURRENT INDEBTEDNESS OF AND TO RELATED PARTIES YEAR ENDED
              SEPTEMBER 30, 1997
================================================================================



This schedule has been omitted as there are no non-current indebtedness of and to related parties.

DALECO RESOURCES CORPORATION

SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT YEAR ENDED SEPTEMBER 30, 1997
             (EXPRESSED IN THOUSANDS)
--------------------------------------------------------------------------------


                                                        YEAR ENDED
                                                       SEPTEMBER 30
                                            1997           1996           1995
                                          --------     ------------     -------
COST
Proven Lease Acreage
Balance - Beginning of year               $ 2,428         $ 2,364       $ 3,580
Additions                                   1,329              64            30
Disposal                                     --              --          (1,246)
                                          -------         -------       -------
Balance - End Of Year                       3,757           2,428         2,364
                                          -------         -------       -------
Proven Undeveloped Lease
Acreage
Balance - Beginning of Year                 1,906           2,065         2,065
Additions                                    --              --            --
Disposal                                     --              (159)         --
                                          -------         -------       -------
Balance - End of Year                       1,906           1,906         2,065
                                          -------         -------       -------
Well Costs
Balance Beginning of Year                   1,506           1,485         1,475
Additions                                     995             585           166
Disposal                                     --              (569)         (156)
                                          -------         -------       -------
Balance - End of Year                       2,501           1,506         1,485
                                          -------         -------       -------
TOTAL COST                                $ 8,164         $ 5,840       $ 5,914
                                          =======         =======       =======

DALECO RESOURCES CORPORATION

SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF PROPERTY,
              PLANT AND EQUIPMENT YEAR ENDED SEPTEMBER 30, 1997
              (EXPRESSED IN THOUSANDS)
================================================================================



                                                             YEAR ENDED SEPTEMBER 30
                                                      1997             1996             1995
                                                   --------         ---------          -------
ACCUMULATED DEPRECIATION AND DEPLETION
Prove Lease Acreage
Balance - Beginning of Year                        $ 1,088           $   891          $   895
Charge for the Year                                    298               197               43
Disposal                                              --                --                (47)
                                                   -------           -------          -------
Balance - End of Year                                1,386             1,088              891
                                                   -------           -------          -------
Proven Undeveloped Lease Acreage
Balance Beginning of Year                              362               362              362
Charge for Year                                       --                --               --
Disposal                                              --                --               --
                                                   -------           -------          -------
Balance - End of Year                                  362               362              362
                                                   -------           -------          -------
Well Costs
Balance - Beginning of Year                            626               708              610
Charge for Year                                        200               124              219
Disposal                                              --                (206)            (121)
                                                   -------           -------          -------
Balance - End of Year                                  826               626              708
                                                   -------           -------          -------
TOTAL DEPRECIATION                                 $ 2,574           $ 2,076          $ 1,961
                                                   =======           =======          =======



DALECO RESOURCES CORPORATION

SCHEDULE IX - SHORT-TERM BORROWINGS FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996
              AND 1995
================================================================================


As of September 30, 1997, the Company had a $100,000 loan payable with First Regional Bank. There were no other short-term borrowings for the years ended September 30, 1996 and 1995.

DALECO RESOURCES CORPORATION

SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
================================================================================


This schedule has been omitted as the information is furnished in the income statement included with the consolidated financial statements.

DALECO RESOURCES CORPORATION
SUPPLEMENTAL INFORMATION (UNAUDITED)
AS AT SEPTEMBER 30, 1997, 1996 AND 1995
================================================================================


ESTIMATED NET QUANTITIES OF PROVEN OIL AND GAS RESERVES

Proved reserves are the estimated quantities which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operation conditions. Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods. These reserve estimates were prepared by independent engineers and are based on current technology and economic conditions. The Company considers such estimates to be reasonable; however, due to inherent uncertainties and the limited nature of reservoir data, estimates of underground reserves are imprecise and subject to change over time as additional information becomes available.

The following table shows the changes in the Company's proved oil and gas reserves for the year.


                                      1997                                1996                              1995
                         -----------------------------       --------------------------       -----------------------------
                          CRUDE OIL          NATURAL          CRUDE OIL         NATURAL         CRUDE OIL          NATURAL
                             AND               GAS               AND              GAS              AND               GAS
                         CONDENSATE           (MMCF)         CONDENSATE         (MMCF)         CONDENSATE           (MMCF)
                          (BARRELS)                           (BARRELS)                         (BARRELS)
                         ----------           ------         ----------         ------         ----------           ------
              Proven
       Developed and
         Undeveloped
            Reserves
           Balance -      963,586              8,740            825,213           8,037          2,229,776            8,376
        Beginning of
                Year
         Acquisition         --                2,107               --              --                 --               --
         of Reserves
      Disposition of         --                 --                 --              --           (1,211,250)            --
            Reserves
         Revision of      421,802              3,368            155,992             909           (171,038)            (155)
            Previous
           Estimates
      Production for      (15,471)              (146)           (17,637)           (206)           (22,275)            (184)
                Year   ----------         ----------         ----------      ----------         ----------       ----------
    Balance - End of    1,369,917             14,069            963,586           8,740            825,213            8,037
                Year   ==========         ==========         ==========      ==========         ==========       ==========
              Proved      125,013              2,311            112,963             751            131,793            1,634
           Developed   ==========         ==========         ==========      ==========         ==========       ==========
      Reserves as at
        September 30

DALECO RESOURCES CORPORATION
SUPPLEMENTAL INFORMATION (UNAUDITED)
AS AT SEPTEMBER 30, 1997, 1996 AND 1995
================================================================================

Measure of Discounted Future Net Cash Flow From Estimated Production Proved Oil and Gas Reserves Standardized

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




STANDARDIZED MEASURE OF DISCOUNTED NET CASH INFLOWS AS AT SEPTEMBER 30, 1997, 1996, AND 1995.


                                                    1997            1996            1995
                                                    ----            ----            ----
Future cash inflows                             $ 64,556,336    $ 42,084,331    $ 27,443,747
Future production costs                           (8,725,086)     (8,488,124)     (3,540,910)
Future development costs                         (19,973,342)     (6,585,758)     (5,390,527)
Future income tax expense*                              --              --              --
                                                ------------    ------------    ------------
                                                  35,857,908      27,010,449      18,512,310
Discount factor at 10%                           (13,377,937)     (9,155,787)     (5,109,706)
                                                ------------    ------------    ------------
Standardized Measure of Future Net Cash Flows   $ 22,479,971    $ 17,854,662    $ 13,402,604
                                                ============    ============    ============


* The Company presently has approximately $25 million of loss carry forwards. Based on these carry forwards no future taxes payable have been included in the determination of future new cash inflows. Future head office general and administrative expenses have been excluded from the cash flows.

DALECO RESOURCES CORPORATION
SUPPLEMENTAL INFORMATION (UNAUDITED)
AS AT SEPTEMBER 30, 1997, 1996 AND 1995
================================================================================

Summary of Changes in Standardized Measure of Discounted Future Net Cash Flows.


                                                1997                1996               1995
                                                ----                ----               ----
Balance - Beginning of Year                  $17,854,662         $13,402,604        $23,269,213
Increase (decrease) in future
   net cash flows:
    Sales for the year net of
       related costs                            (684,255)           (577,911)          (572,266)
    Revisions to estimates of
       proved reserves                         3,723,618           5,207,897         (2,020,841)
Acquisition of Reserves                        1,585,946
Extensions and discoveries
   net of related costs:
   Sales of reserves in place                      -----            (177,928)        (7,273,502)
Balance - End of Year                        $22,479,971         $17,854,662        $13,402,604


ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.


                                    PART III

ITEM 9  to 12

         The information in these items are included in the Company's Proxy Statement dated December 12, 1997, which is incorporated by reference.

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

         3.5 Registrant's domestication in the State of Delaware effective September 30, 1996, incorporated by reference from Registrant's Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1991 on Form 10-K dated January 15, 1997, and Registrant's form 8-K dated October 7, 1996.)

         10.1 Acquisition Agreement among Registrant and Joseph A. Nicolosi, Jr. and John W. Ryan, the Shareholders of Sustainable Forest Industries, Inc., dated April 17, 1995 (incorporated by reference from Registrant's Current Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 8-K dated October 17, 1995).

         10.2 Acquisition Agreement among Registrant and Deven Resources, Inc. effective October 1, 1996 (incorporated by reference from Registrant's Current Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 8-K dated October 7, 1996).

         10.3 Acquisition Agreement among Registrant and Haly Corporation dated September 29, 1997.

         16.      Letter on Change in Certifying Accountant.

         21. Subsidiaries of Issuer (incorporated by reference from Registrant's Current Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 8-K dated October 7, 1996).

         21.1 Westlands Resources Corporation, a Nevada corporation, Deven Resources, Inc., a Pennsylvania corporation and Sustainable Forest Industries, Inc., Delaware (incorporated by reference from Registrant's Current Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 8-K dated October 7, 1996), Tri-Coastal Energy, Inc., a Delaware corporation and Tri-Coastal Energy, L.P. a Texas limited partnership.

b) The Company filed a Form 8-K on October 17, 1995, October 23, 1995, November 15, 1995, and October 7, 1996. The Company did not file any reports on Form 8-K during the fourth quarter of Fiscal Year 1997.

                                   SIGNATURES


                  In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                DALECO RESOURCES CORPORATION



Dated: 12/24/97                 By: /s/ Gary J. Novinskie
---------------                 ---------------------------
                                        Gary J. Novinskie
                                        President

In accordance with the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Dated: 12/24/97                 By: /s/ Gary J. Novinskie
---------------                 ---------------------------
                                        Director, President, COO


Dated: 12/24/97                 By: /s/ Edward J. Furman
---------------                 ---------------------------
                                        Edward J. Furman
                                        Chief Financial Officer


Dated: 12/24/97                 By: /s/ Dov Amir
---------------                 ---------------------------
                                        Dov Amir
                                        Chairman of the Board of Directors
                                        and Chief Executive Officer


Dated: 12/24/97                 By: /s/ Louis Erlich
---------------                 ---------------------------
                                        Louis Erlich
                                        Vice Chairman of the Board of
                                        Directors and Vice President


Dated: 12/24/97                 By: /s/ David F. Lincoln
---------------                 ---------------------------
                                        David F. Lincoln
                                        Vice Chairman of the Board of
                                        Directors and Vice President


Dated: 12/24/97                 By: /s/ C. Warren Trainor
---------------                 ---------------------------
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

         3.5 Registrant's domestication in the State of Delaware effective September 30, 1996, incorporated by reference from Registrant's Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1991 on Form 10-K dated January 15, 1997, and Registrant's form 8-K dated October 7, 1996.)

        10.1 Acquisition Agreement among Registrant and Joseph A. Nicolosi, Jr. and John W. Ryan, the Shareholders of Sustainable Forest Industries, Inc., dated April 17, 1995 (incorporated by reference from Registrant's Current Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 8-K dated October 17, 1995).

        10.2 Acquisition Agreement among Registrant and Deven Resources, Inc. effective October 1, 1996 (incorporated by reference from Registrant's Current Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 8-K dated October 7, 1996).

        10.3 Acquisition Agreement among Registrant and Haly Corporation dated September 29, 1997.

         16.      Letter on Change in Certifying Accountant.

         21. Subsidiaries of Issuer (incorporated by reference from Registrant's Current Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 8-K dated October 7, 1996).

        21.1 Westlands Resources Corporation, a Nevada corporation, Deven Resources, Inc., a Pennsylvania corporation and Sustainable Forest Industries, Inc., Delaware (incorporated by reference from Registrant's Current Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 8-K dated October 7, 1996), Tri-Coastal Energy, Inc., a Delaware corporation and Tri-Coastal Energy, L.P. a Texas limited partnership.