Form 10QSB
period 1997-12-31
DALECO RESOURCES CORP
filed 1998-02-13
CIK 746967

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997
                               -----------------

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the transition period from                 to
                               ---------------    ----------------

Commission File Number 0-12214
                       -------

                         DALECO RESOURCES CORPORATION
             ----------------------------------------------------
             Name of small business issue as specified in Charter

Delaware                                               23-2860739
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

435 Devon Park Drive, Suite 410
Wayne, PA 19087                                      (610) 254-4199
----------------------------------------             ---------------------------
(Address of Principal Executive Offices)             (Issuer's telephone number)

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after distribution under a plan confirmed by court.
                                                                 Yes ___ No ___

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

27,767,880 shares of common stock as of February 1, 1998

                                     INDEX



PART I      FINANCIAL INFORMATION                                          Page

    ITEM 1    FINANCIAL STATEMENTS (Unaudited)                               3
              Consolidated Balance Sheets                                    3
              Consolidated Statement of Loss                                 4
              Consolidated Statement of Deficit                              5
              Consolidated Statement of Cash Flow                            6
              Notes to Consolidated Financial Statements                     7

    ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                           18


PART II     OTHER INFORMATION

    ITEM 6    Exhibits and Reports on Form 8-K


SIGNATURES

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1997 AND 1996 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================


                                                                                           1997                      1996
ASSETS
Current Assets
          Cash and cash equivalents                                                      $560,551                   $77,891
          Accounts receivable                                                             261,889                 1,071,115
          Other                                                                            11,474                   137,031
                                                                                           ------                   -------
                                     Total Current Assets                                 833,914                 1,286,037

Investment in and advances to mining joint venture (note 3)                             ---------                   100,000
Oil and gas properties and equipment (note 4)                                           7,018,296                 5,302,945
Property and equipment                                                                     57,632                    87,654
Timber rights (note 5)                                                                  1,028,342                 1,028,342
Mineral properties (note 6)                                                                23,973                    15,673
Goodwill (note 16)                                                                        709,191                 1,145,834
Debt Issue Costs                                                                          559,815                   120,632
                                                                                          -------                   -------
                                    Total Assets                                      $10,231,163                $9,087,117
                                                                                      ===========                ==========
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities                                               $1,113,933                $2,210,553
Current portion of long-term debt                                                         200,000                     -----
Notes payable (note 7)                                                                      -----                   800,000
Drilling deposits                                                                         613,408                    29,000
Due to related parties (note 8)                                                           349,590                   498,537
                                                                                          -------                   -------
                                    Total Current Liabilities                           2,276,931                 3,538,090
Long-term debt (note 10)                                                                2,888,646                    ------
Debentures (note 9)                                                                        60,000                   880,000
                                                                                           ------                   -------
                                    Total Liabilities                                   5,225,577                 4,418,090
                                                                                        ---------                 ---------
Commitments and Contingencies (note 15 and 16)
Shareholders' Equity
                                                                                          277,699                   275,699
         27,767,880 Common shares, par value $0.01 per share
         160,000 Preferred Shares, par value $0.01 per share (note 7)                       1,600                     -----
         Additional Paid in Capital                                                    13,852,543                11,805,026
         Accumulated deficit                                                          (9,126,256)               (7,411,698)
                                                                                      -----------               -----------
                                    Total Shareholders' Equity                          5,005,586                 4,669,027
                                                                                        ---------                 ---------
                                    Total Liabilities and Shareholders' Equity        $10,231,163                $9,087,117
                                                                                      ===========                ==========

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF LOSS FOR THE THREE MONTHS
ENDED DECEMBER 31, 1997 AND 1996 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                                                                           1997                      1996
Gross Operating Revenue                                                                $568,782                  $527,457
Less:     Lease operating expenses                                                      109,440                   128,811
          Severance taxes                                                                 8,639                    12,590
          Depletion, depreciation and amortization                                       75,000                    92,134
          Net profits interest and related expenses                                     284,891                   288,911
                                                                                        -------                   -------
          Net income from oil and gas operations                                         90,812                     5,011
                                                                                        -------                  --------
Administration expense                                                                  221,361                   517,851
Amortization of debenture issue costs                                                     9,250                    17,233
Financial advisory expense                                                                -----                    93,651
Timber operations costs (note 5)                                                         85,433                    89,345
Interest expense                                                                         61,024                    44,269
Amortization of goodwill                                                                104,166                   104,166
                                                                                        -------                   -------
                                                                                        481,234                   866,515
Other Income
Management and administrative fees                                                       86,129                   121,911
                                                                                        -------                   -------
                                                                                      (395,105)                 (744,604)
                                                                                      ---------                 ---------
Net Loss for the Period                                                              $(304,293)                $(739,593)
                                                                                     ==========                ==========
Basic and Fully Diluted Net Loss per Common Share                                 $      (0.01)             $      (0.04)
                                                                                  =============             =============

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF DEFICIT FOR THE THREE MONTHS
ENDED DECEMBER 31, 1997 AND 1996 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                                                            1997                       1996
Deficit - Beginning of Period                                       $(8,801,963)               $(6,672,105)
Net loss for the period                                                (304,293)                  (739,593)
Dividends on Preferred Stock                                            (20,000)                      -----
                                                                    ------------               ------------

Deficit - End of Year                                               $(9,126,256)               $(7,411,698)
                                                                    ============               ============


                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE THREE MONTHS
ENDED DECEMBER 31, 1997 AND 1996 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                                                                  1997              1996
Operating Activities
Net loss for the period                                                         $(304,293)       $(739,593)
Items not affecting working capital
         Depletion, depreciation, and amortization                                179,166           92,134
         Amortization of debt issue costs                                           9,250           17,233
                                                                                ---------        ---------
                                                                                 (115,877)        (630,226)
Decrease (increase) in accounts receivable                                         46,694         (105,218)
(Decrease) increase in accounts payable                                           (18,502)         894,149
Increase in advances received on well costs                                       345,408            -----
Decrease in other assets                                                            -----         (338,224)
                                                                                ----------       ---------
Cash provided (used) for operating activities                                     257,723         (179,519)
                                                                                ----------       ---------
Investing Activities
Drilling and lease acquisition costs incurred                                  (1,502,763)        (124,406)
                                                                                ----------       ---------
Cash used for investing activities                                             (1,502,763)        (124,406)
                                                                                ----------       ---------
Financing Activities
Increase (decrease) in amounts due to related parties                               -----          113,631
Dividends Paid                                                                    (20,000)           -----
Proceeds from long-term debt                                                    1,298,831            -----
                                                                                ----------       ---------
Cash provided from financing activities                                         1,278,831          113,631
                                                                                 ---------       ---------
Increase (Decrease) in Cash and Cash Equivalents                                   33,791         (190,294)
Cash and Cash Equivalents - Beginning of Period                                   526,760          268,185
                                                                                  -------        ---------
Cash and Cash Equivalents - End of Period                                       $ 560,551        $  77,891
                                                                                 ========       ==========



                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 1997 AND 1996 -  PREPARED BY MANAGEMENT (UNAUDITED)
======================================================================


 1. Reference to Audited Financial Statements

    These Financial Statements should be read in conjunction with the notes to the Company's audited Financial Statements as of September 30, 1997.

 2. Summary of Significant Accounting Policies

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

    b. Basis of consolidation

       The consolidated financial statements of Daleco Resources Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company and its wholly-owned subsidiaries Westlands Resources Corporation ("Westlands"), Sustainable Forest Industries Inc. ("Sustainable"), Deven Resources, Inc. ("Deven"), Tri-Coastal Energy, Inc., ("TCE"), Tri-Coastal Energy, L.P. ("TCELP"), and Haly Corp. The Company's investments in oil and gas leases are accounted for using proportionate consolidation whereby the Company's prorata share of each of the assets, liabilities, revenues and expenses of the investments are aggregated with those of the Company in its financial statements.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 1997 AND 1996 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

    g. Timber Rights

       The Company has recorded the acquisition of timber rights at cost. These costs are deferred until commercial production commences. Where the costs exceed projected net recoverable amounts, the timber rights are written down to the projected net recoverable amount. Net recoverable amount is the aggregate of estimated un-discounted future net revenues from the sale of timber less operating and production expenses.

    h. Debt Issue Costs

       Debt issue costs as of December 31, 1997, represent those associated with the Heller Financial, Inc. loan (see Note 10) and will be amortized over a period of five years. Costs as of December 31, 1996, were associated with the debentures and were written off upon conversion of the debentures into common stock.

    i. Cash and Cash Equivalents

       Cash and cash equivalents include cash and investments with original maturities of three months or less.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 1997 AND 1996 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

    The investment in the advances to Minera La Yesca, which were recorded at cost, has been written off during fiscal 1997.


 4. Oil and Gas and Equipment

                                                                         1997            1996
                                                                         ----            ----
   Proven lease acreage costs                                        $ 5,259,400      $  3,726,855

   Proven undeveloped lease acreage costs                              1,906,220         1,906,220

   Well costs                                                          2,501,208         1,642,257
                                                                     -----------      ------------
                                                                     $ 9,666,828         7,275,332

   Accumulated depletion, depreciation and amortization                2,648,532         1,972,387
                                                                     -----------      ------------
                                                                     $ 7,018,296      $  5,302,845
                                                                     ===========      ============

 5. Timber Rights Acquisition

    Effective September 29, 1995, the Company entered into an agreement ("Acquisition Agreement") to purchase 100% of the issued and outstanding shares of the common stock of Sustainable Forest Industries Inc. ("Sustainable"), a privately held Delaware Company, in exchange for 1,500,000 shares of common stock of the Company.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 1997 AND 1996 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

    Prior to this, Sustainable entered into a Timber Acquisition Agreement on September 27, 1995 with Oreu Timber and Trading Co., Ltd. ("Oreu"), a Guyana Corporation which is an affiliate of May Joy Agricultural Cooperative Society Ltd. ("May Joy"). Under the terms of the agreement, Sustainable has been assigned the exclusive harvesting and cutting rights for the timber concession issue by Permit No. 1367. This permit was originally granted to May Joy who subsequently assigned harvesting rights to Oreu as per an agreement dated January 3, 1995. In April 1997, Sustainable was assigned the timber concession rights under Permit #4975.

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

    During fiscal 1997, the Company obtained funds to permit Sustainable to begin implementation of its business plan (see Note 10).

 6. Mineral Properties

    In February 1995, the Company acquired 109 mining claims from shareholders of the Company for $15,673 representing their cost to acquire the claims. Additional costs of $8,300 were incurred during fiscal 1997 to maintain these claims. The Company is seeking interest from third parties for the development of these claims.

 7. Notes Payable

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 1997 AND 1996 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

 8. Due to (from) Related Parties

                                                       1997             1996
    Net due to Haly Corporation
         Bearing interest at prime +1%              $  -----          $283,993
                                                    --------          --------
    Net due (from) to Amir and Erlich
         Bearing interest at prime +3%                91,062            91,062
         Bearing interest at 7%                      258,528           123,482
                                                    --------          --------
                                                     349,590           214,544
                                                    --------          --------
                                                    $349,590          $498,537
                                                    ========          ========


    The amounts due to Haly Corporation were eliminated through the acquisition of Haly as of September 30, 1997 (see Note 17). Amir and Erlich are officers and shareholders of the Company. These amounts have no fixed repayment terms.


 9. Debentures


                                     1997             1996
                                     ----             ----
    8% Convertible                 $ 60,000        $ 880,000
                                   ========        =========
    Debentures


    a. 7% Convertible Debentures

       On May 31, 1996 the Company issued $1,000,000 of 7% convertible debentures with interest payable in cash or stock on a semi-annual basis, and a term of three years. The placement agent's fees were 10% of the gross proceeds and 100,000 warrants at $1.00, with an expiration date of May 30, 2001 (see Note 11). The debentures could be converted after a holding period of: (a) as to 50% of the principal amount, 40 days (July 10, 1996), and (b) the remaining 50%, 60 days (July 30,
       1996). The debentures are convertible into the Company's common stock at the lessor of (1) a 35% discount on the previous five day average closing bid price at conversion, or; (2) the previous day average closing bid price at closing (May 31, 1996). As of September 30, 1996, $600,000 of the 7% debentures had been converted into 1,077,122 common shares. The remaining balance was converted into 905,796 common shares during 1997.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 1997 AND 1996 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

10. Long-Term Debt

    Long-term debt of the Company consists of the following:

    a. Heller Financial, Inc.

       During the forth quarter of fiscal 1997, the Company entered into an arrangement with Heller Financial, Inc. ("Heller") whereby Heller has agreed to provide the Company with up to $15,000,000 to rework existing horizontal wells, recomplete its vertical wells as horizontal wells, and develop additional acreage. Under the terms of the agreement, all of the properties of Westlands were transferred to a newly formed Limited Partnership, Tri-Coastal Energy, L.P., the general partner of which is Tri-Coastal Energy, Inc., ("Tri-Coastal") and the sole limited partner of which is Westlands. Westlands is also the sole shareholder of Tri- Coastal. The amount outstanding under this arrangement as of December 31, 1997, was $2,463,646. Interest on the borrowings is at prime plus 2%. Principal is paid out of 85% of the net cash flow from the properties. Additional interest is payable from 50% of the net cash flow from these properties after the payment of principal.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 1997 AND 1996 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

    d. First Regional Bank

       As of September 30, 1997, the Company assumed a $100,000 loan with First Regional Bank when it acquired Haly Corporation (see Note 17). Interest is at 6.9% and the loan matures December 12, 1998. The loan is secured by personal assets of an officer of the Company.


11. Capital Stock

                                                                                      NUMBER OF PREFERRED
                                                      NUMBER OF COMMON                 SHARES PAR VALUE
                                                      SHARES, PAR VALUE                 $0.01 PER SHARE
                                                       $0.01 PER SHARE                                               AMOUNT
Authorized                                               50,000,000                       50,000,000
                                                         ----------                       ----------

Balance as at September 30, 1997                         27,567,880                          160,000                $14,086,131

Issued for Professional Services Rendered                   200,000                            -----                     45,711
                                                         ----------                       ----------                -----------
                                                         27,767,880                          160,000                $14,131,842
                                                         ==========                       ==========                ===========



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

                                                         Fiscal

                                                  1998              1997
------------------------------------------------------------------------------
  Outstanding and Exercisable                   350,000            850,000
     at beginning of year
------------------------------------------------------------------------------
  Canceled                                        -----           (150,000)
------------------------------------------------------------------------------
  Granted                                     1,200,000            -------
------------------------------------------------------------------------------
  Exercised                                     -------            -------
                                              ---------           --------
------------------------------------------------------------------------------
  Outstanding and Exercisable
     at end of year                           1,550,000            700,000
                                              =========            =======
------------------------------------------------------------------------------

       In the first quarter of fiscal 1998, the Company issued 1.2 million Common Stock options at 21.875(cent) per share.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 1997 AND 1996 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

       In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation," (SFAS 123). SFAS 123 permits the Company's continued use of the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25 (APB 25). FAS 123 requires additional disclosures, including proforma calculations of net earnings and earnings per share, as if the fair value method of accounting prescribed by SFAS 123 had been applied. The fair value of stock options and compensation cost are measured at the date of grant.

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


    b. Common Stock Warrants

       Common stock warrants outstanding at September 30, 1997, consist of the following:

------------------------------------------------------------------------------------------------------------------------------
           Issuance                      Expiration Date                     Amount                      Price Per Share
------------------------------------------------------------------------------------------------------------------------------
Acquisition of Sustainable             September 30, 2000                    500,000                          $0.35
------------------------------------------------------------------------------------------------------------------------------
Consulting Agreements                     May 8 2001 to
                                         October 1, 2001                    1,600,000                         $0.35
------------------------------------------------------------------------------------------------------------------------------
Consulting Agreement                   September 30, 2001                    100,000                          $1.00
------------------------------------------------------------------------------------------------------------------------------
8% Debenture Holders and              September 11, 2001 to                                                $0.4386 to
   Placement Agents (I.)                  June 8, 2002                      1,864,705                        $1.081
------------------------------------------------------------------------------------------------------------------------------

       (1.) Common Stock Warrants Attached to Debenture

            In connection with the issuance of the 8% convertible debentures in September 1996; a number of warrants were granted to the holders of the debentures, the agents, and subagents who placed the debentures.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 1997 AND 1996 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

    c. Net Income Per Share

       Net income per share was calculated on the basis of the weighted average number of shares outstanding which amounted to 27,767,880 for the period ended December 31, 1997.

12. Income Taxes

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 1997 AND 1996 - PREPARED BY MANAGEMENT (UNAUDITED)
===============================================================================

    The following table identifies customers of the Company who purchased greater than ten percent of the oil and gas produced by the Company:

                                                               1997 PERCENTAGE                1996 PERCENTAGE
                                                                      OF                             OF
                                                               TOTAL SALES (%)                TOTAL SALES (%)
Oil Production
         Pride Pipeline Company                                     100%                           100%

Gas Production
         Aquila Southwest Pipeline Corporation                     12.8%                          16.6%
         Austin Chalk National Gas Marketing                       29.1%                          27.4%
         Services
         New Brenen Corporation                                      .8%                           1.4%
         Southern Natural Gas                                      57.3%                          56.6%


14. Employment Contracts and Commitments

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 1997 AND 1996 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

    The Company had two contracts with financial advisors during fiscal 1997. The first expired in May 1997; the second expired October 31, 1997. Neither contract was renewed.

    The Company had two office leases as of December 31, 1997. The first calls for rent of $3,864 per month through June 30, 1998. The second lease calls for rent of $3,354 per month through December 31, 1999.

15. Litigation Settlement

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

    The Company incurred $224,875 in costs to settle this litigation in Fiscal 1997.

16. Acquisitions

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 1997 AND 1996 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         ----------------------------------------------------------------

         The Private Securities Litigation Reform Act of 1995 (the "Reform Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. All statements, other then statements of historical facts, which address activities, event or developments that the Company expects or anticipates will or may occur in the future, including such things as the anticipated development of revenues, acquisition of additional properties or the obtaining of capital, business strategy, development trends in the industry segments in which the Company is active, expansion and growth of the Company's business and operations and other such matters are forward-looking statements. To take advantage of the safe harbor provisions provided by the Reform Act, the Company is identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the Company. Many of these factors have previously been identified in filings or statements made by or on behalf of the Company.

         All phases of the Company's operations are subject to influences outside of the Company's control. Any one, or a combination, of these factors could materially affecting the results of the Company's operations. These factors include: competitive pressures, inflation, trade restrictions, interest rate fluctuations and other capital market conditions, weather, future and options trading in, and the availability of natural resources and services from other sources. Forward-looking statements are made by or on behalf of the Company's knowledge of its business and the environment in which it operates, but because of the factors listed above, as well as other environmental factors over which the Company has no control, actual results may differ from those in the forward-looking statements. Consequently, all of the forward- looking statements made are qualified in their entirety by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effect on the business and/or operations of the Company.

         The Quarter ended December 31, 1997, was marked by a number of events which, in the long run, will strengthen the Company and enable it to sustain future growth. These events include: the successful completion of the drilling operations in the initial three (3) wells (Phase I) of the planned twenty-five (25) well drilling program on the Company's subsidiary's 7,300 acre lease block along the Upper Texas Coast Austin Chalk Trend. In addition, the Company took steps to expand its oil and gas holdings by entering into Letters of Intent to acquire various producing and development properties located in Kansas and Oklahoma.

         The Company's Sustainable Forest Industries subsidiary also was able to advance its sales and marketing program specifically in its marine industrial and outdoor residential construction product lines. Commercial sales were recorded in January 1998. The reduction in administration expenses reflects the consolidation of accounting operations into one location in Wayne, Pennsylvania. In addition, no Financial Advisory Agreements were renewed subsequent to September 30, 1997.

PART II. OTHER INFORMATION
         -----------------

ITEM 6   Exhibits and Reports on Form 8-K
         --------------------------------

         None.

                                  SIGNATURES

                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         DALECO RESOURCES CORPORATION



Date:    February 11, 1998                              Gary J. Novinskie
                                                        -----------------------
                                                        Gary J. Novinskie
                                                        President



Date:    February 11, 1998                              Edward J. Furman
                                                        -----------------------
                                                        Edward J. Furman
                                                        Chief Financial Officer