Form 10QSB
period 1998-03-31
DALECO RESOURCES CORP
filed 1998-05-15
CIK 746967

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

(  )     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission File Number 0-12214

                         DALECO RESOURCES CORPORATION
                ---------------------------------------------
             Name of small business issue as specified in Charter

Delaware                                         23-2860739
-----------------------------------------        ------------------------------------
(State or other jurisdiction of                 (IRS Employer Identification Number)
incorporation or organization)


435 Devon Park Drive, Suite 410
Wayne, PA 19087                                  (610) 254-4199
----------------------------------------         ------------------------------------
(Address of Principal Executive Offices)         (Issuer's telephone number)



               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after distribution under a plan confirmed by court.
                                                      Yes ______  No ______


                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

2,776,788 shares of common stock as of April 1, 1998

                                     INDEX



PART I            FINANCIAL INFORMATION                                    Page

         ITEM 1       FINANCIAL STATEMENTS (Unaudited)
                      Consolidated Balance Sheets                            3
                      Consolidated Statement of Loss                         4
                      Consolidated Statement of Deficit                      5
                      Consolidated Statement of Cash Flow                    6
                      Notes to Consolidated Financial Statements             7

         ITEM 2       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS                   19


PART II           OTHER INFORMATION

         ITEM 6       Exhibits and Reports on Form 8-K                      19


SIGNATURES                                                                  20

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 1998 AND 1997 - PREPARED BY MANAGEMENT (UNAUDITED)


                                                                                          1998           1997
                                                                                     ------------    ------------
ASSETS
          Cash and cash equivalents                                                  $    277,796    $     80,484
          Accounts receivable                                                             453,861          73,805
          Costs Associated with Potential acquisition of oil and gas properties
               from Reserve Production, Inc. (Note 15)                                       --           547,759
          Other                                                                            11,474          87,248
                                                                                     ------------    ------------
                                                Total Current Assets                      743,131         789,296
Investment in and advances to mining joint venture (note 3)                                  --            50,000
Oil and gas properties and equipment (note 4)                                           9,776,006       5,230,227
Property and equipment                                                                     47,368          75,415
Timber rights (note 5)                                                                  1,028,342       1,028,342
Mineral properties (note 6)                                                                23,973          15,673
Goodwill (note 16)                                                                        605,025       1,041,668
Debt Issue Costs                                                                          559,815          10,632
                                                                                     ------------    ------------
                                               Total Assets                          $ 12,783,660    $  8,241,253
                                                                                     ============    ============
LIABILITIES
Accounts payable and accrued liabilities                                             $  2,041,317    $  2,018,356
Current portion of long-term debt                                                         200,000            --
Notes payable (note 7)                                                                       --           688,000
Drilling deposits                                                                            --            29,000
Due to related parties (note 8)                                                           356,256         566,593
                                                                                     ------------    ------------
                                               Total Current Liabilities                2,597,573       3,301,949
Long-term debt (note 10)                                                                5,554,783            --
Debentures (note 9)                                                                        60,000          90,000
                                                                                     ------------    ------------
                                               Total Liabilities                        8,212,356       3,391,949
                                                                                     ------------    ------------
Commitments and Contingencies (note 15 and 16)
Shareholders' Equity
         2,776,788 Common shares, par value $0.01 per share (note 1)                       27,770          27,570
         16,000 Preferred Shares, par value $0.01 per share (note 7)                          160            --
         Additional Paid in Capital                                                    14,103,912      12,760,655
         Accumulated deficit                                                           (9,560,538)     (7,938,921)
                                                                                     ------------    ------------
                                               Total Shareholders' Equity               4,571,304       4,849,304
                                                                                     ------------    ------------
                                        Total Liabilities and Shareholders' Equity   $ 12,783,660    $  8,241,253
                                                                                     ============    ============

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF LOSS FOR THE PERIODS
ENDED MARCH 31, 1998 AND 1997 - PREPARED BY MANAGEMENT (UNAUDITED)


                                                            Three Months Ended                      Six Months Ended

                                                    March 31, 1998    March 31, 1997       March 31, 1998      March 31, 1997
                                                    --------------    --------------       --------------      --------------

Gross Oil and Gas Operating Revenue                  $   627,977         $   722,462         $ 1,196,759         $ 1,249,919
Less: Lease Operating Expenses                           278,283             146,070             387,723             274,881
         Severance taxes                                  11,731               5,962              20,370              18,852
         Net Profits Interest and Related Expenses       236,470             383,189             521,361             672,100
         Depletion, depreciation and amortization         85,000             102,500             160,000             194,634
                                                     -----------         -----------         -----------         -----------
Net Income from Oil and Gas Operations                    16,493              84,741             107,305              89,452
                                                     -----------         -----------         -----------         -----------
Timber Revenues                                           22,032                --                22,032                --
Timber Operating Costs                                   100,548              93,175             185,981             182,520
                                                     -----------         -----------         -----------         -----------
Net Loss From Timber Operations                          (78,516)            (93,175)           (163,949)           (182,520)
                                                     -----------         -----------         -----------         -----------
Management and Administrative Fee Revenues               111,080             127,555             197,209             249,466
Administration Expense                                  (258,699)           (294,619)           (480,060)           (812,470)
Amortization of Debenture Issue Costs                     (9,250)            (15,000)            (18,500)            (32,233)
Financial Advisors Expense                                  --              (135,178)               --              (228,829)
Amortization of Goodwill                                (104,166)           (104,166)           (208,332)           (208,332)
Write-Down of Advances to Mining Joint Venture              --               (50,000)               --               (50,000)
Interest expense                                         (91,224)            (47,081)           (152,248)            (91,350)
                                                     -----------         -----------         -----------         -----------
TOTAL                                                   (352,259)           (518,489)           (661,931)         (1,173,748)
                                                     -----------         -----------         -----------         -----------
NET (LOSS)                                           $  (414,282)        $  (526,923)        $  (718,575)        $(1,266,816)
                                                     ===========         ===========         ===========         ===========
PRIMARY AND FULLY DILUTED NET (LOSS)
   PER COMMON SHARE                                  $     (0.15)        $     (0.20)        $     (0.26)        $     (0.60)
                                                     ===========         ===========         ===========         ===========
























                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF DEFICIT FOR THE PERIODS
ENDED MARCH  31, 1998 AND 1997 - PREPARED BY MANAGEMENT (UNAUDITED)


                                                1998                 1997
                                           ------------         ------------
Deficit - Beginning of Period               ($8,801,963)         $(6,672,105)
Net loss for the period                        (718,575)          (1,266,816)
Dividends on Preferred Stock                    (40,000)                  --
                                           ------------         ------------

Deficit - End of Year                       ($9,560,538)         $(7,938,921)
                                           ============         ============






                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE PERIODS
ENDED MARCH 31, 1998 AND 1997 - PREPARED BY MANAGEMENT (UNAUDITED)



                                                                Three Months Ended             Six Months Ended
                                                              March 31,     March 31,      March 31,      March 31,
                                                               1998            1997          1998            1997
                                                            -----------    -----------    -----------    -----------
OPERATING ACTIVITIES
Net (Loss)                                                  $  (414,282)   $  (526,923)   $  (718,575)   $(1,266,816)
Items not affecting Working Capital
Depletion, Depreciation, and Amortization and Write-Downs       198,416         60,066        386,832        152,500
                                                            -----------    -----------    -----------    -----------
                                                               (215,866)      (466,857)      (331,743)    (1,114,316)
(Increase) Decrease in Other Assets                                --         (291,719)          --         (629,943)
(Increase) Decrease in Receivables                             (191,972)       885,310       (145,278)       797,325
Increase (Decrease) in Accounts Payable                         927,384       (185,641)       908,882        708,508
                                                            -----------    -----------    -----------    -----------
Cash provided (used) for Operations                             519,546        (58,907)       431,861       (238,426)
                                                            -----------    -----------    -----------    -----------
INVESTING ACTIVITIES
Leasing Acquisition and Well Costs incurred                  (3,455,104)          --       (4,612,459)      (124,406)
                                                            -----------    -----------    -----------    -----------
Cash provided from/(used for) Investing Activities           (3,455,104)          --       (4,612,459)      (124,406)
                                                            -----------    -----------    -----------    -----------
FINANCING ACTIVITIES
Increase in amounts due to Related Parties                        6,666         61,500          6,666        175,131
Dividends Paid                                                  (20,000)          --          (40,000)          --
Proceeds From Long-term debt                                  2,666,137           --        3,964,968           --
                                                            -----------    -----------    -----------    -----------
Cash Provided From (used by) Financing Activities             2,652,803         61,500      3,931,634        175,131
                                                            -----------    -----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH                                (282,755)         2,593       (248,964)      (187,701)
CASH - BEGINNING OF PERIOD                                      560,551         77,891        526,760        268,185
                                                            -----------    -----------    -----------    -----------
CASH - END OF PERIOD                                        $   277,796    $    80,484    $   277,796    $    80,484
                                                            ===========    ===========    ===========    ===========



                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED MARCH 31, 1998 AND 1997 -  PREPARED BY MANAGEMENT (UNAUDITED)


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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED MARCH 31, 1998 AND 1997 - PREPARED BY MANAGEMENT (UNAUDITED)


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

                  h.       Debt Issue Costs

                           Debt issue costs as of March 31, 1998, represent those associated with the Heller Financial, Inc. loan (see Note 10) and will be amortized over a period of five years. Costs as of March 31, 1997 were associated with the Company's two offerings of debentures in Fiscal 1996 (see note 9) and were written off upon conversion of the debentures into common stock.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED MARCH 31, 1998 AND 1997 - PREPARED BY MANAGEMENT (UNAUDITED)


                  I.       Cash and Cash Equivalents

                           Cash and cash equivalents include cash and investments with original maturities of three months or less.

                  j.       Goodwill

                           Goodwill associated with the acquisition of Deven Resources, Inc. is being amortized over a period of three (3) years.

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

                  l.       Reverse Stock Split

                           Effective Febraury 24, 1998, the majority of stockholders of the Company approved a reverse ten-for-one stock split. The effect of the reverse stock split has been retroactively reflected in these financial statements. All reference to the number of common and preferred shares, stock options, warrants, and per share amounts elsewhere in these financial statements and related footnotes have been restated as appropriate to reflect the effect of the reverse split for all periods presented.


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

                  The investment in the advances to Minera La Yesca, which were recorded at cost, has been written off during fiscal 1997.


         4.       Oil and Gas and Equipment

                                                                                     1998           1997
                                                                                ------------     ----------

                  Proven lease acreage costs                                    $  6,359,400     $3,762,091

                  Proven undeveloped lease acreage costs                           1,906,220      1,906,220

                  Well costs                                                       4,243,918      1,636,803
                                                                                ------------     ----------
                                                                                  12,509,538      7,305,114

                  Accumulated depletion, depreciation, and amortization            2,733,532      2,074,887
                                                                                ------------     ----------
                                                                                $  9,776,006     $5,230,227
                                                                                ============     ==========

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED MARCH 31, 1998 AND 1997 - PREPARED BY MANAGEMENT (UNAUDITED)


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

                  The acquisition has been accounted for by the purchase method. The purchase price of $962,500 was determined based on the fair value of the 150,000 common shares of Daleco given up to acquire Sustainable. The fair value of the net liabilities of Sustainable acquired was $65,842 resulting in consideration of approximately $1,028,500 which has been recorded as timber rights.

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

                  During fiscal 1996, the Company repaid $300,000 of the outstanding balance. During fiscal 1997, the remaining $800,000 was converted into 16,000 shares of 10% cumulative preferred stock, at $50.00 per share.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED MARCH 31, 1998 AND 1997 - PREPARED BY MANAGEMENT (UNAUDITED)


         8.       Due to (from) Related Parties

                                                           1998       1997
                                                         --------   --------
                  Net due to Haly Corporation
                         Bearing interest at prime +1%   $   --     $308,334
                                                         --------   --------
                  Net due (from) to Amir and Erlich
                         Bearing interest at prime +3%     91,062     91,062
                         Bearing interest at 7%           265,194    167,197
                                                         --------   --------
                                                          356,256    258,259
                                                         --------   --------
                                                         $356,256   $566,593
                                                         ========   ========


                  The amounts due to Haly Corporation were eliminated through the acquisition of Haly as of September 30, 1997 (see Note
                  17). Amir and Erlich are officers and shareholders of the Company. These amounts have no fixed repayment terms.


         9.       Debentures

                                                         1998           1997
                                                         ----           ----
                           8% Convertible Debentures   $ 60,000       $90,000
                                                       --------       -------


                  a.       7% Convertible Debentures

                           On May 31, 1996 the Company issued $1,000,000 of 7% convertible debentures with interest payable in cash or stock on a semi-annual basis, and a term of three years. The placement agent's fees were 10% of the gross proceeds and 10,000 warrants at $10.00, with an expiration date of May 30, 2001 (see Note
                           11). The debentures could be converted after a holding period of: (a) as to 50% of the principal amount, 40 days (July 10, 1996), and (b) the remaining 50%, 60 days (July 30, 1996). The debentures are convertible into the Company's common stock at the lessor of (1) a 35% discount on the previous five day average closing bid price at conversion, or; (2) the previous day average closing bid price at closing (May 31, 1996). As of September 30, 1996, $600,000 of the 7% debentures had been converted into 107,712 common shares. The remaining balance was converted into 90,580 common shares during 1997.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED March 31, 1998 AND 1997 - PREPARED BY MANAGEMENT (UNAUDITED)


                  b.       8% Convertible Debentures

                           On September 11, 1996, the Company issued
                           $1,310,000 worth of 8% convertible debentures with interest payable in stock only and accruing until conversion or redemptions after the term of two years. The placement agent's fees were 10% of the gross proceeds and 12,211 warrants at $10.07 expiring November 16, 2001. The debentures may be converted after a holding period of 45 days after closing at the lessor of: (1) the fixed conversion price ($10.171875), or (2) 75% of the average closing bid price for the five trading days immediately preceding the date of conversion. As of September 30, 1997, $1,250,000 of the 8% debentures had been converted into 765,015 common shares.

         10.      Long-Term Debt

                  Long-term debt of the Company consists of the following:

                  a.       Heller Financial, Inc.

                           During the fourth quarter of fiscal 1997, the Company entered into an arrangement with Heller Financial, Inc. ("Heller") whereby Heller has agreed to provide the Company with up to $15,000,000 to rework existing horizontal wells, recomplete its vertical wells as horizontal wells, and develop additional acreage. This facility was increased to $19 million in March 1998 to accomodate the purchae of additional properties (see note 16). Under the terms of the agreement, all of the properties of Westlands were transferred to a newly formed Limited Partnership, Tri-Coastal Energy, L.P., the general partner of which is Tri-Coastal Energy, Inc., ("Tri-Coastal") and the sole limited partner of which is Westlands. Westlands is also the sole shareholder of Tri-Coastal. The amount outstanding under this arrangement as of March 31, 1998 was $5,154,783. Interest on the borrowings is at prime plus 2%. Principal is paid out of 85% of the net cash flow from the properties. Additional interest is payable from 50% of the net cash flow from these properties after the payment of principal.

                  b.       Sonata Investment Company, LTD.

                           During the third quarter of fiscal 1997, Sustainable entered into a loan agreement with Sonata Investment Company, LTD. for $250,000, which remains outstanding as of March 31, 1998. Sustainable has the right to request an additional $250,000 prior to December 31, 1999. The Company and Westlands are guarantors of the loan with Westlands (now Tri-Coastal Energy, L.P.) wells being pledged as collateral, subordinated to the Heller Financing. The loan is to be repaid out of 25% of Sustainable's net cash flow with any remaining balance due by December 31, 1999. Interest is at 12%. In addition, Sonata will receive a profit's participation of 25% of the net profits of Sustainable while the loan is outstanding and 20% after the loan is repaid ("after payout"). Should Sustainable request the additional $250,000 from Sonata and should Sonata elect not to make said advance, then the after payout rate reduces from 20% to 15%.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED MARCH 31, 1998 AND 1997 - PREPARED BY MANAGEMENT (UNAUDITED)


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


         11.      Capital Stock

                                                                         NUMBER OF PREFERRED
                                                 NUMBER OF COMMON         SHARES PAR VALUE
                                                 SHARES, PAR VALUE         $0.01 PER SHARE
                                                  $0.01 PER SHARE

Authorized                                          20,000,000               10,000,000
                                                    ----------               ----------

Balance as at September 30, 1997                     2,756,788                   16,000

Issued for Professional Services Rendered               20,000                     ---
                                                    ----------               ----------
Balance as at March 31, 1998                         2,776,788                   16,000
                                                    ==========               ==========


                  Upon redomestication of the Company into the U.S. as of October 1, 1997, par value was established at $0.01 per share for both common and preferred stock.

                  a.       Common Stock Options

                           In January 1995, the Company granted fully vested common stock purchase options expiring on January 6, 2000 for 85,000 common shares at $2.50 per share. On the same date, the common stock purchase options previously outstanding, which expired on September 5, 1995 for 35,670 common shares at $3.20 per share, were gifted back to the Company and canceled. The following summary sets out the activity in common stock purchase options:

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED MARCH 31, 1998 AND 1997 - PREPARED BY MANAGEMENT (UNAUDITED)


                                                         Fiscal

                                                1998              1997
                                               ------            ------
Outstanding and Exercisable                    35,000             85,000
   at beginning of year
-------------------------------------------------------------------------
Canceled                                          --             (15,000)
-------------------------------------------------------------------------
Granted                                       120,000                --
                                              -------             -------
-------------------------------------------------------------------------
Outstanding and Exercisable
   at end of period                           155,000             70,000
-------------------------------------------------------------------------




                           In the first quarter of fiscal 1998, the Company issued 120,000 Common Stock options at $2.1875 per share.


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

                  The common stock purchase options were issued for past services at an exercise price of $2.50 per share when the underlying stock was at $2.245 per share. Had compensation cost been determined based on the fair value of the common stock purchase options using the provisions of SFAS 123, the Company's net loss and loss per share in 1995 would have increased by $161,500 and $0.10, respectively.

                  For the proforma calculation, the fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model and the following assumptions for awards in 1995: zero dividend yield expected volatility of 119.64%, risk-free interest rate of 7.84%, and expected life of 5 years. Using these assumptions, the grant-date fair value per share of the options granted in 1995 was $1.90.


                  b.       Common Stock Warrants

                           Common stock warrants outstanding at March 31,
1998, consist of the following:

---------------------------------------------------------------------------------------------------------------
           Issuance                    Expiration Date                Amount               Price Per Share
---------------------------------------------------------------------------------------------------------------
Acquisition of Sustainable           September 30, 2000               50,000                    $3.50
---------------------------------------------------------------------------------------------------------------
Consulting Agreements                   May 8 2001 to
                                       October 1, 2001               160,000                    $3.50
---------------------------------------------------------------------------------------------------------------
Consulting Agreement                 September 30, 2001               10,000                   $10.00
---------------------------------------------------------------------------------------------------------------
8% Debenture Holders and            September 11, 2001 to                                     $4.386 to
   Placement Agents (I.)                June 8, 2002                 186,471                   $10.81
---------------------------------------------------------------------------------------------------------------

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED MARCH 31, 1998 AND 1997 - PREPARED BY MANAGEMENT (UNAUDITED)



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

                                    On September 11, 1996, a total of 12,211
                                    warrants expiring on September 11, 2001
                                    were granted to the agents. The warrants may be exercised at any time before the expiration date by either of the two methods as follows: (1) each warrant may be exercised for one common share with an exercise price of $10.73, or (2) all or a portion of the warrants may be exercised on a cashless basis where a reduced number of shares of common stock will be issued based upon the difference between the average closing price of the Company's common stock for the five business days immediately preceding the date of exercise and the exercise price, divided by the average closing market price, times the number of warrants being exercised.

                  c.       Net Income Per Share

                           Net income per share was calculated on the basis of the weighted average number of shares outstanding which amounted to 2,776,788 for the period ended March 31, 1998.


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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED MARCH 31, 1998 AND 1997 - PREPARED BY MANAGEMENT (UNAUDITED)


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


                  The following table identifies customers of the Company who purchased greater than ten percent of the oil and gas produced by the Company:


                                                              1998 PERCENTAGE OF             1997 PERCENTAGE OF
                                                               TOTAL SALES (%)                TOTAL SALES (%)
Oil Production
         Pride Pipeline Company                                      100%                           100%

Gas Production
         Aquila Southwest Pipeline Corporation                      11.5%                          17.3%
         Austin Chalk National Gas Marketing Services               31.3%                          27.0%

         New Brenen Corporation                                       .7%                            --%

             Southern Natural Gas                                   56.5%                          55.7%


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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED MARCH 31, 1998 AND 1997 - PREPARED BY MANAGEMENT (UNAUDITED)


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

                  The Company had two office leases as of March 31, 1998. The first calls for rent of $3,864 per month through June 30, 1998. The second lease calls for rent of $3,354 per month through December 31, 1999.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED MARCH 31, 1998 AND 1997 - PREPARED BY MANAGEMENT (UNAUDITED)


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

                  On March 27, 1998, the Company acquired oil and gas properties located in Kansas and Oklahoma for approximately $2.4 million.

DALECO RESOURCES CORPORATION



ITEM 2 -          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  ------------------------------------------------------------
                  AND RESULTS OF OPERATIONS.
                  --------------------------

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

                  The Quarter ended March 31, 1998, was marked by a number of significant events. These events include: the successful completion of the drilling operations in the initial three
                  (3) wells (Phase I) of the planned twenty-five (25) well drilling program on the Company's subsidiary's 7,300 acre lease block along the Upper Texas Coast Austin Chalk Trend. In addition, the Company took steps to expand its oil and gas holdings by acquiring various producing and development properties located in Kansas and Oklahoma. However, the Company was impacted by falling oil and gas prices and workover expenses incurred on existing wells and the properties acquired in Oklahoma and Kansas.

                  The Company's Sustainable Forest Industries subsidiary also was able to advance its sales and marketing program specifically in its marine industrial and outdoor residential construction product lines. Commercial sales were recorded in the quarter ended March 31, 1998.

PART II.          OTHER INFORMATION

ITEM 6            Exhibits and Reports on Form 8-K

                  None.

                                  SIGNATURES

                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         DALECO RESOURCES CORPORATION



Date:    May 12, 1998                            Gary J. Novinskie
                                                 ------------------------------
                                                 Gary J. Novinskie
                                                 President



Date:    May 12, 1998                            Edward J. Furman
                                                 ------------------------------
                                                 Edward J. Furman
                                                 Chief Financial Officer