Form 10QSB
period 1998-06-30
DALECO RESOURCES CORP
filed 1998-08-14
CIK 746967

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-QSB

/X/  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission File Number 0-12214
                       -------

                         DALECO RESOURCES CORPORATION
             ----------------------------------------------------
             Name of small business issue as specified in Charter

Delaware                                    23-2860739
----------------------------------------    ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

435 Devon Park Drive, Suite 410
Wayne, PA 19087                             (610) 254-4199
----------------------------------------    ------------------------------------
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

2,926,688 shares of common stock as of July 1, 1998

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

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 1998 AND 1997 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                                                                             1998                      1997
ASSETS
          Cash and cash equivalents                                                      $396,250                $  212,457
          Accounts receivable                                                             442,967                   108,577
          Costs Associated with Potential acquisition of oil and gas properties
               from Reserve Production, Inc. (Note 15)                                         --                   612,915
          Other                                                                           196,474                    87,248
                                                                                      -----------                ----------
                                      Total Current Assets                              1,035,691                 1,021,197
Investment in and advances to mining joint venture (note 3)                                    --                    25,000
Oil and gas properties and equipment (note 4)                                           9,890,805                 5,079,670
Property and equipment                                                                     38,632                    77,633
Timber rights (note 5)                                                                  1,028,342                 1,028,342
Mineral properties (note 6)                                                                23,973                    15,673
Goodwill (note 16)                                                                        500,859                   917,518
Debt Issue Costs (note 10)                                                                529,815                        --
                                                                                      -----------                ----------
                                     Total Assets                                     $13,048,117                $8,165,033
                                                                                      ===========                ==========
LIABILITIES
Accounts payable and accrued liabilities                                               $2,074,912                $1,989,058
Current portion of long-term debt                                                         200,000                        --
Notes payable (note 7)                                                                         --                   688,000
Drilling deposits                                                                              --                    29,000
Due to related parties (note 8)                                                           343,756                   571,211
                                                                                      -----------                ----------
                                     Total Current Liabilities                          2,618,668                 3,277,269
Long-term debt (note 10)                                                                6,220,458                   250,000
Debentures (note 9)                                                                        60,000                    90,000
                                                                                      -----------                ----------
                                     Total Liabilities                                  8,899,126                 3,617,269
                                                                                      -----------                ----------
Commitments and Contingencies (note 15 and 16)
Shareholders' Equity
         2,926,788 Common shares, par value $0.01 per share (note 1)                       29,270                    26,864
         16,000 Preferred Shares, par value $0.01 per share (note 7)                          160                        --
         Additional Paid in Capital                                                    14,297,412                12,828,361
         Accumulated deficit                                                          (10,177,851)               (8,307,461)
                                                                                      -----------                ----------
                                     Total Shareholders' Equity                         4,148,991                 4,547,764
                                                                                      -----------                ----------
                                     Total Liabilities and Shareholders' Equity       $13,048,117                $8,165,033
                                                                                      ===========                ==========

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF LOSS FOR THE PERIODS
ENDED JUNE 30, 1998 AND 1997 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================


                                                                 Three Months Ended                   Nine Months Ended
                                                            June 30, 1998     June 30, 1997      June 30, 1998     June 30, 1997
Gross Oil and Gas Operating Revenue
Oil and Gas Sales                                                $655,606          $602,181         $1,852,365        $1,852,100
Less:     Lease Operating Expenses                                304,469           101,093            692,192           383,477
          Severance Taxes                                           9,113             3,218             29,483            22,070
          Net Profits Interest and Related Expenses               306,488           321,022            827,849           985,619
          Depletion, Depreciation and Amortization                 95,000           148,317            255,000           342,951
                                                                ---------         ---------        -----------       -----------
Net Income (Loss) from Oil and Gas Operations                     (59,464)           28,531             47,841           117,983
                                                                ---------         ---------        -----------       -----------
Timber Revenues                                                     3,000             -----             25,032             -----
Timber Operating Costs                                             72,851            38,369            258,832           220,889
                                                                ---------         ---------        -----------       -----------
Net Loss From Timber Operations                                   (69,851)          (38,369)          (233,800)         (220,889)
                                                                ---------         ---------        -----------       -----------
Management and Administrative Fee Revenues                        143,443           172,836            340,652           422,302
Administration Expense                                           (288,000)         (316,946)          (768,060)       (1,129,416)
Amortization of Debenture Issue Costs                             (11,500)          (10,632)           (30,000)          (42,865)
Financial Advisors Expense                                        (30,000)          (56,000)           (30,000)         (284,829)
Amortization of Goodwill                                         (104,166)         (104,150)          (312,498)         (312,482)
Write-Down of Advances to Mining Joint Venture                         --           (25,000)                --           (75,000)
Interest Expense                                                 (177,775)          (18,810)          (330,023)         (110,160)
                                                                ---------         ---------        -----------       -----------
TOTAL                                                            (467,998)         (358,702)        (1,129,929)      $(1,532,450)
                                                                ---------         ---------        -----------       -----------
NET (LOSS)                                                      $(597,313)        $(368,540)       $(1,315,888)      $(1,635,356)
                                                                =========         =========        ===========       ===========
PRIMARY AND FULLY DILUTED NET (LOSS)
   PER COMMON SHARE                                             $   (0.21)       $    (0.20)      $      (0.47)     $      (0.90)
                                                                =========         =========        ===========       ===========



                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF DEFICIT FOR THE PERIODS
ENDED JUNE 30, 1998 AND 1997 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                                                           1998                       1997
Deficit - Beginning of Period                                       ($8,801,963)               $(6,672,105)
Net loss for the period                                              (1,315,888)                (1,635,356)
Dividends on Preferred Stock                                            (60,000)                        --
                                                                   ------------                -----------

Deficit - End of Year                                              ($10,177,851)               $(8,307,461)
                                                                   ============                ===========





                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE PERIODS
ENDED JUNE 30, 1998 AND 1997 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                                                  Three Months Ended                   Nine Months Ended
                                                           June 30, 1998      June 30, 1997     June 30, 1998     June 30, 1997
OPERATING ACTIVITIES
Net (Loss)                                                      $(597,313)         $(368,540)      $(1,315,888)      $(1,635,356)
Items not affecting Working Capital
Depletion, Depreciation, and Amortization and Write-Downs         210,666            288,099           597,498           440,599
                                                                ---------          ---------       -----------       -----------
                                                                 (386,647)           (80,441)         (718,390)       (1,194,757)
(Increase) Decrease in Other Assets                              (185,000)            21,866          (185,000)         (608,577)
(Increase) Decrease in Receivables                                 10,894            (34,772)         (134,384)          762,553
Increase (Decrease) in Accounts Payable                            52,095            (29,298)          960,977           679,210
Drilling and Workover Costs                                            --                 --                --                --
                                                                ---------          ---------       -----------       -----------
Cash provided (used) for Operations                              (508,658)          (122,645)          (76,797)         (361,571)
                                                                ---------          ---------       -----------       -----------
INVESTING ACTIVITIES
Leasing Acquisition and Well Costs incurred                      (201,063)                --        (4,813,522)         (124,406)
                                                                ---------          ---------       -----------       -----------
Cash provided from/(used for) Investing Activities               (201,063)                --        (4,813,522)         (124,406)
                                                                ---------          ---------       -----------       -----------
FINANCING ACTIVITIES
Increase (Decreae) in Notes Payable                                    --            250,000               --            250,000
Increase in amounts due to Related Parties                        (12,500)             4,618            (5,834)          180,249
Dividends Paid                                                    (20,000)                --           (60,000)               --
Issuance of Common Stock                                          195,000                 --           195,000                --
Proceeds From Long-term debt                                      665,675                 --         4,630,643                --
                                                                ---------          ---------       -----------       -----------
Cash Provided From (used by) Financing Activities                 828,175            254,618         4,759,809           430,249
                                                                ---------          ---------       -----------       -----------
NET INCREASE (DECREASE) IN CASH                                   118,454            131,973          (130,510)          (55,728)
CASH - BEGINNING OF PERIOD                                        277,796             80,484           526,760           268,185
                                                                ---------          ---------       -----------       -----------
CASH - END OF PERIOD                                             $396,250           $212,457          $396,250          $212,457
                                                                =========          =========       ===========       ===========

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 1998 AND 1997 -  PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 1998 AND 1997 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

    h. Debt Issue Costs

       Debt issue costs as of June 30, 1998, represent those associated with the Heller Financial, Inc. loan (see Note 10) and will be amortized over a period of five years. Costs as of June 30, 1997 were associated with the Company's two offerings of debentures in Fiscal 1996 (see note
       9) and were written off upon conversion of the debentures into common stock.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 1998 AND 1997 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

    The investment in the advances to Minera La Yesca, which were recorded at cost, has been written off during fiscal 1997.


 4. Oil and Gas and Equipment


                                                                     1998              1997
                                                                     ----              ----

    Proven lease acreage costs                                    $6,359,400       $3,762,697

    Proven undeveloped lease acreage costs                         1,906,220        1,906,220

    Well costs                                                     4,453,717        1,636,803
                                                                  -----------      ----------
                                                                  12,719,337        7,305,720

    Accumulated depletion, depreciation, and amortization          2,828,532        2,226,050
                                                                  ----------       ----------
                                                                  $9,890,805       $5,079,670
                                                                  ==========       ==========

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 1998 AND 1997 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 1998 AND 1997 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

 8. Due to (from) Related Parties

                                                         1998              1997
    Net due to Haly Corporation
         Bearing interest at prime +1%                $    --          $312,952
                                                      -------          --------
    Net due (from) to Amir and Erlich
         Bearing interest at prime +3%                 91,062            91,062
         Bearing interest at 7%                       252,694           167,197
                                                      -------          --------
                                                      343,756           258,259
                                                      -------          --------
                                                      $343756          $571,211
                                                      =======          ========


    The amounts due to Haly Corporation were eliminated through the acquisition of Haly as of September 30, 1997 (see Note 17). Amir and Erlich are officers and shareholders of the Company. These amounts have no fixed repayment terms.


 9. Debentures

                                              1998                1997
                                              ----                ----
    8% Convertible Debentures              $60,000             $90,000
                                           =======             =======


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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 1998 AND 1997 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

10. Long-Term Debt

    Long-term debt of the Company consists of the following:

    a. Heller Financial, Inc.

       During the fourth quarter of fiscal 1997, the Company entered into an arrangement with Heller Financial, Inc. ("Heller") whereby Heller has agreed to provide the Company with up to $15,000,000 to rework existing horizontal wells, recomplete its vertical wells as horizontal wells, and develop additional acreage. This facility was increased to $19 million in March 1998 to accomodate the purchae of additional properties (see note 16). Under the terms of the agreement, all of the properties of Westlands were transferred to a newly formed Limited Partnership, Tri-Coastal Energy, L.P., the general partner of which is Tri-Coastal Energy, Inc., ("Tri-Coastal") and the sole limited partner of which is Westlands. Westlands is also the sole shareholder of Tri-Coastal. The amount outstanding under this arrangement as of June 30, 1998 was $5,835,054. Interest on the borrowings is at prime plus 2%. Principal is paid out of 85% of the net cash flow from the properties. Additional interest is payable from 50% of the net cash flow from these properties after the payment of principal.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED MARCH 31, 1998 AND 1997 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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


11. Capital Stock

                                               NUMBER OF COMMON      NUMBER OF PREFERRED
                                               SHARES, PAR VALUE      SHARES PAR VALUE
                                                $0.01 PER SHARE        $0.01 PER SHARE

Authorized                                        20,000,000             10,000,000
                                                  ----------             ----------

Balance as at September 30, 1997                   2,756,788                 16,000

Issued for Professional Services Rendered            170,000                     --
                                                  ----------             ----------
Balance as at June 30, 1998                        2,926,688                 16,000
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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 1998 AND 1997 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                                          Fiscal

                                                1998               1997
--------------------------------------------------------------------------
Outstanding and Exercisable                    35,000             85,000
   at beginning of year
--------------------------------------------------------------------------
Canceled                                           --            (15,000)
--------------------------------------------------------------------------
Granted                                       120,000                 --
--------------------------------------------------------------------------
Outstanding and Exercisable
   at end of period                           155,000             70,000
                                              =======            =======
--------------------------------------------------------------------------


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


    b. Common Stock Warrants

       Common stock warrants outstanding at June 30, 1998, consist of the following:

------------------------------------------------------------------------------------------------------------------------------
           Issuance                      Expiration Date                     Amount                      Price Per Share
------------------------------------------------------------------------------------------------------------------------------
Acquisition of Sustainable             September 30, 2000                    50,000                           $3.50
------------------------------------------------------------------------------------------------------------------------------
Consulting Agreements                     May 8 2001 to
                                         October 1, 2001                    160,000                           $3.50
------------------------------------------------------------------------------------------------------------------------------
Consulting Agreement                   September 30, 2001                    10,000                          $10.00
------------------------------------------------------------------------------------------------------------------------------
8% Debenture Holders and              September 11, 2001 to                                                 $4.386 to
   Placement Agents (I.)                  June 8, 2002                      186,471                          $10.81
------------------------------------------------------------------------------------------------------------------------------

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 1998 AND 1997 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

    c. Net Income Per Share

       Net income per share was calculated on the basis of the weighted average number of shares outstanding which amounted to 2,826,688 for the period ended June 30, 1998.


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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 1998 AND 1997 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

    The following table identifies customers of the Company who purchased greater than ten percent of the oil and gas produced by the Company:

                                                              1998 PERCENTAGE OF             1997 PERCENTAGE OF
                                                               TOTAL SALES (%)                TOTAL SALES (%)
Oil Production
         Pride Pipeline Company                                      100%                           100%

Gas Production
         Aquila Southwest Pipeline Corporation                      12.5%                            57%
         Austin Chalk National Gas Marketing Services               29.2%                            34%

         New Brenan Corporation                                       .7%                         -----%
         Southern Natural Gas                                       57.6%                             9%


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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 1998 AND 1997 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 1998 AND 1997 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

DALECO RESOURCES CORPORATION



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         -----------------------------------------------------------------------

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

         The Quarter ended June 30, 1998, was marked by a number of significant events including:

           - A significant drop in oil and gas prices, which resulted in a net loss from oil and gas operations.
           - Incorporatio of the Kansas and Oklahoma properties into operations, which helped to offset falling prices.
           - Continued efforts to advance the sales and marketing program of the Company's subsidiary, Sustainable Forest Industries, which has resulted in orders in excess of $40,000 subsequent to June 30, 1998.

PART II. OTHER INFORMATION

ITEM 6   Exhibits and Reports on Form 8-K

         None.

                                  SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         DALECO RESOURCES CORPORATION



Date:    August 12, 1998                              Gary J. Novinskie
                                                      --------------------------
                                                      Gary J. Novinskie
                                                      President



Date:    August 12, 1998                              Edward J. Furman
                                                      --------------------------
                                                      Edward J. Furman
                                                      Chief Financial Officer