Form 10KSB
period 1998-09-30
DALECO RESOURCES CORP
filed 1999-05-18
CIK 746967

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(X) ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the fiscal year ended  September 30, 1998

( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the transition period from ___________________ to __________________________

Commission File Number  0-12214
                        -------

                          DALECO RESOURCES CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

           DELAWARE                                               23-2860739
---------------------------------                            -------------------
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                         435 Devon Park Drive, Suite 410
                            Wayne, Pennsylvania 19087
                    ----------------------------------------
                    (Address of Principal Executive Offices)

Issuer's telephone number: (610)254-4199
                           -------------

Securities registered under Section 12 (b) of the Exchange Act: None
                                                                -------

Securities registered under Section 12 (g) of the Exchange Act:

                          Common Shares Par Value $.01
                          ----------------------------
             Series A 10% Cumulative Preferred Stock Par Value $.01
             ------------------------------------------------------
                                 Title of Class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                Yes X   No
                                                                   ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

State issuer's revenues for its most recent fiscal year:              $2,842,951

Aggregate market value of voting stock held by non-affiliates of registrant based upon the closing NASDAQ sale price on January 27, 1999: $3,692,063

                    Applicable only to Corporate Registrants
                    ----------------------------------------

Number of shares outstanding of the issuer's common stock as of
January 27, 1999:  3,102,574
Number of shares outstanding of the issuer's preferred stock as of January 27, 1999: 16,000

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Incorporated by reference into this report in Part III, is information to be contained in Registrant's Proxy Statement at its Annual Meeting.

Transitional Small Business Disclosure Format:                  Yes     No X
                                                                   ---    ---
                                      -1-

                                     PART I

ITEM 1 BUSINESS

General:

                  Daleco Resources Corporation (hereinafter referred to as "Daleco" and, together with its wholly owned subsidiaries Westlands Resources Corporation ("Westlands"), Sustainable Forest Industries, Inc. ("Sustainable"); Deven Resources, Inc. ("Deven"); DRI Operating Company, Inc. (DRI); Haly Corporation ("Haly"); Tri-Coastal Energy, Inc. ("Tri-Coastal") and Tri-Coastal Energy, L. P. ("TCELP") hereinafter sometimes collectively referred to as the "Company") is engaged in the exploration, development and production of oil and gas properties, the harvesting of timber concessions and the holder of mineral interests. Daleco, originally named United Westlands Resources, Inc., was organized under the laws of the province of Ontario by amalgamation of two small companies in 1981. In 1986, the Company changed its name to Daleco Resources Corporation, and its province of organization to Ontario, Canada. Effective October 1, 1996, the Company was re-domesticated into the State of Delaware. The Company, through its wholly owned subsidiary, Westlands, a Nevada corporation, has acquired a significant number of interests in its Texas properties from entities owned or controlled by Messrs. Amir and Erlich. Other interests have been acquired as a result of the failure of non-affiliated working interest owners to maintain their interest in the properties by failing to pay their share of costs associated with the properties. Daleco conducts no operations as such and is essentially a holding company for its oil and gas operating subsidiaries and the Yukon Territory and its timber holdings in Guyana. Daleco does not refine any crude oil or market, at retail, any oil on petroleum products. The Company does not own any drilling rigs, and, generally, all of its drilling activities are performed by independent drilling contractors on a contract basis. (See, "Managements discussion and Analysis-Business and Properties".)

                  In March 1998, the Company acquired various working interests and operating right to 298 wells located in the Mid-Continent producing region of the County for $2,381,000. This acquisition was incorporated into the Company's project financing arrangement with Heller Financial.

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

                  Under the Company's agreement with Heller Financial, Inc., the Company's Texas and Mid-Continent properties are fully pledged as security for the Heller Loan. Likewise, certain Pennsylvania Properties of Deven are pledged to PNC Bank, N.A. as collateral for a $300,000 loan. The pledging of these assets as collateral for existing loans could hinder the ability of the Company to raise additional capital through the pledging of assets. (See, Managements Discussion and Analysis - Heller Transaction and PNC Loan.)

                  Deven serves as the managing general partner of two limited partnerships, Developing Energy Partners I, L.P. ("Developing Energy") and Deerlick Creek Partners I, L.P. ("Deerlick"). DRI, a wholly owned subsidiary of Deven, manages 67 wells on behalf of Developing Energy in the State of West Virginia and the Commonwealth of Pennsylvania.

Definition of Terms:

                  As used herein, the term:

                  "Gross", as it applies to acreage on wells refers to the number of acres on wells in which the Company has a working interest.

                  "Net", as it applies to acreage on wells refers to the sum of the fractional ownership interests owned by the Company in gross acres on gross wells.

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

                  "Horizontal Well" means a well drilled vertically from its surface to its objective depth and from that point drilled with special tools at an angle approximating 90 degrees from the bottom of the vertical hole on drilled from such point at an angle which approximates that at which the beds of the objective formation lie, as opposed to a traditional vertical well, which is drilled vertically from the surface to its objective.

                  Crude oil and condensate volumes are expressed in barrels which are equivalent to 42 United States gallons. Gas volumes are expressed in Mcf or MMcf as determined at 60 degrees Fahrenheit and the legal pressure base that prevails in the state in which the reserves are located.


Exploration Practices and Policies

Texas:

                  Historically the Company retained and/or acquired only a fractional working interest in the wells in which it has participated, thereby limiting its financial risk, operating expenses and the revenues it receives from each well. The Company's practice, as operator of a well either being drilled, or re-completed as a horizontal well from a vertical well, to conduct such operations on a "Turnkey basis".

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

Whether an individual well will be economic, even if horizontally drilled, depends largely upon intersecting fractured portions of the formation, which cannot be predicted. Certain locales appear to contain more fracturing than others, and the Company believes that it's Texas leases are located in areas of better fracturing. It is not unusual for an individual well to produce as much as forty percent (40%) of the primary recoverable reserves during the first two years of production and the remainder over a period of ten to fifteen years. Prior to 1996, the Company has drilled and successfully completed ten horizontal wells. (See, "Properties - Texas Operations".) During 1996, the Company's operations included the fracture stimulation of three wells and the drilling of a new horizontal lateral in another well. As a result of the Heller Financing (See, "`Business - Heller Transaction"), the Company stimulated seven (7) existing vertical chalk wells and drilled three (3) laterals in its existing horizontal wells. The Company's plan to drill as many as twenty-two (22) new horizontal laterals was delayed due to persistent depressed oil and gas prices. Because maximum production levels are currently regulated by government in the portion of Texas in which the Company has its leases, wells which penetrate a highly fractured system may be subject to production curtailments. (See "Government Regulation - Texas Regulation".)

Kansas and Oklahoma:

Mid-Continent Basin:

                  The Company's production in the State of Kansas and Oklahoma is derived from a total 298 operating wells which produce from shallow oil producing zones traditionally found throughout the basin. In Kansas, the Company holds the operating rights to 199 wells and controls 6,489 gross acres located in Butler, Greenwood, Pawnee and Woodson Counties. Production from these properties is derived from shallow oil producing formation which exhibit long producing lives including but not limited to the Cherokee, Kansas City, Viola and Mississippi formations. In Oklahoma, the Company holds the rights to 99 wells and controls 4,443 acres located in Kay, Pontotoc, Noble and Seminole Counties. These wells also produce from relatively shallow oil producing formations such as the Hutton, Calvin, Senora, Layton and Wilcox zones among others. In both areas, the Company conducts its operations by contracting for field production services. In this way, the Company believes that it can take advantage of technical expertise available in the local property areas.

West Virginia and Pennsylvania:

Appalachian Basin:

                  The Company's production in the States of West Virginia and the Commonwealth of Pennsylvania are from wells completed in methane coal seems and in traditional producing zones such as the Oriskany and Medina formations of the Appalachian Basin's Upper Devonian Section. Through its ownership in and management of its Developing Energy Partners I, L.P., Partnership (Developing Energy), the Company has an undivided interest in 27 producing coal bed methane wells in the Blacklick Creek CBM Project located in Indiana County of Central Pennsylvania. These wells produce from multiple coal seams ranging in depth from 600 feet to 1,200 feet. The 15,000 acre Blacklick Creek project was partially developed at the time it was acquired and is now in the second year of a multi-well, multi-year development program. Seven (7) wells were drilled as part of the development program during fiscal year 1997 with an additional fifteen
(15) wells drilled during 1998. The Company, through its partnership, controls a 40% working interest in the project.

                  In addition, Developing Energy owns varying interest ranging from 20% to 100% in forty (40) conventional Upper Devonian producing wells ranging in depth from approximately 6,000 feet to 10,000 feet. Fourteen (14) of these wells are located in Western and Central Pennsylvania and hold approximately 18,983 gross acres. The remaining twenty-six (26) wells are located in northern and central West Virginia and hold approximately 7,302 acres. The primary product produced from these Upper Devonian wells is natural gas. The gas production is sold at market sensitive prices which have historically benefited from the premiums paid for Appalachian gas supplies due to their proximity to the end user market. These wells and their associated gas gathering systems are operated by the Company's subsidiary, DRI. DRI is also under contract to conduct field operations relating to the Blacklick Creek CBM wells. All operations are controlled from the Company's Wayne, Pennsylvania office. To assist in its operations, DRI Operating employs contract pumpers in the vicinity of the specific wells to perform normal well tending and field maintenance duties.

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

                  The Deerlick Creek project encompasses approximately 3,026 acres and produces multiple coal seams ranging in depth from 1,000 to 3,000 feet. Gas produced from the project is sold under a long term contract with Southern Natural Gas. Under this contract the price received for the natural gas produced is tied" on a heating value basis, to that of No. 2 fuel oil F.O.B. New York.


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

Mineral Interests:

Mining Claims:

                  The Company owned 109 mining claims totaling approximately 5,500 acres in the Red Mountain area, located at the headwaters of the Klondike River, Dawson and Mayo Mining districts of the Yukon Territory, Canada. The Company allowed these claims to expire during the year ended September 30, 1998.

                  The Company also holds a 25% interest in a mining company, Minera La Yesca, in Mexico. Minera La Yesca's main holding was a silver mine in the mountains of the La Yesca in the southern State of Nayarit, Mexico. Due to the long-term depression of silver prices, Minera La Yesca abandoned its mining operations and subsequently relinquished its interest in the mining claims. Minera La Yesca is now acting as a shell corporation which is investigating the economic viability of other Mexican mining prospects. Due to the lack of activity, this investment was written-off during the year ended September 30, 1997.

Timber Interests:

Tropical Hardwood Concession:

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


Employees:

                  At September 30, 1998, the Company had five full-time employees. The Company employs the services of consulting geologists and engineers as well as those of a non-affiliated operating company which conducts the actual oil field operations for the Company in Texas. The Company manages the operation of its wells in the State of West Virginia and the Commonwealth of Pennsylvania from its Wayne, Pennsylvania, office utilizing contract pumpers to perform actual field operations. The Company's non-operated wells are monitored primarily out of the Company's Wayne, Pennsylvania, office. The Company's mining claims are monitored by its Los Angeles, California office. The Company considers its relations with its consultants to be satisfactory. (See, "Business and Properties - Exploration Practices and Policies".)

Competition:

                  The Company encounters strong competition from other independent operators and from major oil companies in acquiring properties suitable for development, and in contracting for drilling equipment. Many of these competitors have financial resources and staffs substantially larger than those available to the Company. The availability of a ready market for oil and gas discovered by the Company depends on numerous factors beyond its control, including the extent of production and imports of oil and gas, the demand for its products from the United States and Canada, the proximity and capacity of natural gas pipelines and the effect of state and federal regulations. (See, "Properties - Marketing of Productions".)

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

                  The Company competes with other oil and gas concerns and other investment companies, whether on not related to the petroleum industry in raising capital. The Company's ability to access the capital markets is largely dependent on the success of its oil and gas exploration activities and the economic environment in which it operates.

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

                  The discharge of oil, gas or the by-products of drilling, reworking and producing oil and gas into the air, soil on water may give rise to liabilities for the restoration of the environment and to third parties. A variety of federal and state laws and regulations govern the environmental aspects of the production, transportation and processing of hydrocarbons and may, in addition to other laws and regulations, imposed liability in the event of a discharge or seepage (whether or not accidental). Compliance with such laws and regulations may increase the cost of the exploration, production and development of oil and gas reserves although the Company does not currently anticipate that compliance will have a material adverse effect on the ability of the Company to continue in the exploration, development or production of its existing reserves and the development and/or acquisition of new reserves.

                  The Company does not believe that the environmental risks are materially different from those of comparable companies in the oil and gas industry. The Company believes that it is in substantial compliance with all existing rules and regulations. No assurance can be given, however, that environmental laws will not, in the future, result in more onerous regulations causing an market increase in the cost of production, development and exploration or otherwise adversely affect the Company's operations or financial ability to maintain its existing reserves. Although the Company maintains insurance coverage for certain liabilities, to include insurance to coven specific environmental risks, such as seepage or discharge, such environmental risks are not fully insurable.

Transportation and Marketing:

                  The sale and transportation of natural gas in the interstate market is regulated by the Federal Energy Regulatory Commission ("FERC") under the Natural Gas Policy Act of 1983 (NGPA) and the Natural Gas Act of 1938 ("NGA"). The Natural Gas Wellhead Decontrol Act of 1989 eliminated all gas price regulation effective January 1, 1993. FERC has recently proposed several rules or "order" concerning transportation and marketing of natural gas. The impact of these proposed rules and/orders cannot be predicted. Order 636, pertaining to the restructuring of the interstate transportation of natural gas was finalized in 1992. Pipelines are now required to provide producers service on a non-discriminatory "open access" basis, although there are provisions which allow certain categories of gas to gain preference over others. The Company believes that as a result of Order 636, competition has increased in the marketplace, resulting in a greater market volatility in the price and demand for natural gas. Currently the majority of the Company's gas is sold to interstate carriers. (Dependence on a Few Major Customers: See, "Properties - Marketing of Production".)

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

Partnerships:

                  Deven Resources, Inc. (Deven) has sponsored two partnerships, Deerlick Creek Partners I, L.P. formed on August 30, 1991 and Developing Energy Partners I, L.P. formed on October 1,1993. Deerlick Creek and Developing Energy have conducted business as separate limited partnerships with the Company's wholly owned subsidiary, Deven ("Deven"), acting as managing general partner. As managing general partner, Deven is subject to full liability for the obligations of the partnerships although it is entitled to indemnification by each program to the extent of the assets of the that partnership. Since "drilling programs" constitute a "security" under the Securities Act of 1933, Deven is also subject to potential liability for failure to comply with applicable federal and state securities laws and regulations.

                  Each of the drilling programs is structured on a "payout basis" with Deven receiving a 1% interest in all profits and losses before payout and an increased percentage of the profits and losses of the partnership after payout.

Deerlick Creek Partners I, L.P.:

                  Deerlick's only asset is undivided interests in 54 coal bed methane wells in Tuscaloosa County, Alabama. Before payout, as managing general partner the Company's subsidiary, Deven is entitled to receive 1% of all profits and losses of the partnership while the limited partners are entitled to receive 99%. After-payout, the managing general partner is entitled to receive 20% of all profits and loses while the limited partners receive 80%. As a result of a settlement between the founders of Deven in 1995, 40% of Deven's entitlement as the managing general partner of Deerlick has been assigned to a third party. The Company believes that "payout" will occur in fiscal year 1999.

Developing Energy Partners I, L.P.:

                  Developing Energy Partners I, L.P. owns interests in a variety of properties located in the State of West Virginia and the Commonwealth of Pennsylvania (See Business-Properties). Under the structure of the Developing Energy partnership agreement, payout occurs in two tiers. Until the first tier payout, Deven receives only 1% of the profits and losses of the partnership. After the first tier payout, Deven is entitle to receive 20% of the profits and loses of the partnership while the limited partners receive 80%. After the second tier payout, Deven is entitled to receive 40% of the profits and losses of the partnership while the limited partners receive 60%. Deven receives a management fee of $200,000 per annum for its services as general partner. Commencing the fifth anniversary of the partnership, the management fee shall be the lessen of (I) 3% of the value of the assets held by the partnership or (ii) $200,000.

ITEM 2 PROPERTIES

Texas Operations:

                  The Company holds approximately 7,904 gross (4,135 net) acres in Burleson, Brazos, and Lee Counties, Texas. Of such amount, approximately 5,819 gross (2,064 net) acres are classified as presently developed, and 2,085 gross (2,071 net) acres are classified as proven undeveloped. The Company owns interests varying from nine and six one-hundredths percent (9.06%) to seventy-five percent (75.0%) net revenue interests in forty-one wells which have been drilled on this acreage.

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

Mid-Continent Basin:

                  The Company's production in the States of Kansas and Oklahoma is derived from a total 298 operating wells which produce from shallow oil producing zones traditionally found throughout the basin. In Kansas, the Company holds the operating rights to 199 wells and controls approximately 6,489 gross (4,828 net) acres located in Butler, Greenwood, Pawnee and Woodson Counties. Production from these properties is derived from shallow oil producing formation which exhibit long producing lives including but not limited to the Cherokee, Kansas City, Viola and Mississippi formations. In Oklahoma, the Company holds the rights to 99 wells and controls roughly 4,443 gross (1,014 net) acres located in Kay, Pontotoc, Noble and Seminole Counties. These wells also produce from relatively shallow oil producing formations such as the Hutton, Calvin, Senora, Layton and Wilcox zones among others. In both areas, the Company conducts its operations by contracting for field production services. In this way, the Company believes that it can take advantage of technical expertise available in the local property areas.

Appalachian Operations:

                  The Company, either individually or through its sponsored partnerships, holds 4,247 gross (1,451 net) acres which are classified as presently developed and 3,055 gross (952 net) acres classified as undeveloped in the counties of Harrison, Logan, McDowell, Pleasant, Randolph, and Tucker, West Virginia. In the Pennsylvania counties of Armstrong, Fayette, Clearfield, Somerset, Indiana, and Westmoreland the Company, either individually or through its sponsored partnerships, holds 7,860 gross (4,708 net) acres are classified as presently developed, and 26,123 gross (14,577 net) acres are classified as undeveloped. The Company, either individually or through its sponsored partnerships, holds working interests varying from 20% to 100% and net revenues interests of 15.8% to 87.4%. The Company also has a 10% profits participation interest in 38 wells.

                  The current principal area for development within the Appalachian area is in the Blacklick Creek coal bed methane project in which Developing Energy Partners I, L.P. holds a 40% working interest. In fiscal 1998, fifteen (15) wells were drilled with a total of up to 40 wells to be drilled oven the next 4 years. The Company owns undivided interests in gathering systems in each of its producing areas for the transportation of its gas to major transmission lines. All of the development of the Blacklick Creek coal bed methane field will be done through the use of partnership funds primarily generated from production from partnership properties.

Alabama Operations:

                  The Company, through Deerlick Creek Partners I, L.P., holds 2,043 gross (1,022 net) acres in Tuscaloosa County, Alabama. Approximately 2,043 acres (1,022 net) are classified as proved producing and 982 acres (491 net) are classified as proved non-producing. Deerlick holds a 50% working interest and net revenue interests of 36% in the project. The Deerlick Creek project produces coal bed methane gas from multiple coal seams ranging in depth from 1,000 feet to 3,000 feet.

                  The Company is not the operator of this property and has gone non-consent on the drilling of infield wells which the Company believes are not prudent in light of surrounding production. All of the development of the Deerlick coal bed methane field will be accomplished with partnership funds primarily generated from production from the Deerlick Creek methane field.

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

                  The following table identifies customers of the Company which purchased during the fiscal year ended September 30, 1998 in excess often percent (10) of the oil or gas produced by the Company.

________________________________________________________________________________________________________________
                                                                                                Percentage of
           Production Area                             Name and Location                         Production
            of Operation                                 of Purchaser                            Purchased
                                                                                                  by State
________________________________________________________________________________________________________________
Texas           Oil Production             Pride Pipeline Company                                  100.0%
                                           Abilene, Texas
________________________________________________________________________________________________________________
Texas           Gas Production             Aquila Southwest Pipeline Corporation *                  47.4
                                           San Antonio, Texas
________________________________________________________________________________________________________________
                                           Austin Chalk Natural Gas Marketing  Services **          52.6
                                           Houston, Texas
________________________________________________________________________________________________________________
Pennsylvania    Gas Production***          Peoples Natural Gas (PNG)                                14.7
                                           Pittsburgh, Pennsylvania
________________________________________________________________________________________________________________
                                           Consolidated Natural Gas (CNG)                           49.7
                                           Pittsburgh, Pennsylvania
________________________________________________________________________________________________________________
                                           Petro Bank                                               27.4
                                           Denver, Colorado
________________________________________________________________________________________________________________
West Virginia   Gas Production***          Equitable Gas Company                                    47.2
                                           Pittsburgh, Pennsylvania
________________________________________________________________________________________________________________
                                           Columbia Gas System                                      51.5
________________________________________________________________________________________________________________
Alabama         Gas Production             Southern Natural Gas Co.****                            100.0
                                           Birmingham, Alabama
________________________________________________________________________________________________________________
                Oil Production             Giant Reining Co.                                       100.0
                                           Scott, Arizona
________________________________________________________________________________________________________________
Kansas          Oil Production             Warren Corporation                                        5.0
                                           Oklahoma City, Oklahoma
________________________________________________________________________________________________________________
                                           Tri-Power Resources, Inc.                                95.0
                                           Ardmore, Oklahoma
________________________________________________________________________________________________________________
Oklahoma        Oil Production             Kelly MaClaskey Oilfield Services, Inc.                  72.0
                                           El Dorado, Kansas
________________________________________________________________________________________________________________
                                           Farmland Industries, Inc.                                28.0
                                           Kansas City, Missouri
________________________________________________________________________________________________________________

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

*** Gas production from the Company's Appalachian Basin property are sold under contracts which call for floating index based gas pricing. Typically the general term. These contracts are set for periods of one year and contain price options for the Company should local gas market conditions warrant.

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

________________________________________________________________________________
                                       Fiscal Year Ended September 30
--------------------------------------------------------------------------------
                                   1998               1997               1996
--------------------------------------------------------------------------------
Texas:
--------------------------------------------------------------------------------
  Oil (Bbls.)                     34,968             15,471             17,637
--------------------------------------------------------------------------------
  Gas (Mcf)                      128,286            138,456            205,983
--------------------------------------------------------------------------------
  Average Bbls/day                    96                 42                 48
--------------------------------------------------------------------------------
  Average Mcf/day                    351                379                564
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Alabama:
--------------------------------------------------------------------------------
  Gas (Mcf)                      259,658            279,172                 (*)
--------------------------------------------------------------------------------
  Average Mcf/day                    711                765                 (*)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Pennsylvania:
--------------------------------------------------------------------------------
  Gas (Mcf)                      252,723            230,387                 (*)
--------------------------------------------------------------------------------
  Average Mcf/day                    692                631                 (*)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
West Virginia:
--------------------------------------------------------------------------------
  Gas (Mcf)                       93,071             91,327                 (*)
--------------------------------------------------------------------------------
  Average Mcf/day                    255                250                 (*)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
New Mexico:
--------------------------------------------------------------------------------
  Oil (Bbls)                         -0-                777                 (*)
--------------------------------------------------------------------------------
  Gas (Mcf)                          -0-             10,286                 (*)
--------------------------------------------------------------------------------
  Average Bbls/day                   -0-                  2                 (*)
--------------------------------------------------------------------------------
  Average Mcf/day                    -0-                 28                 (*)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Kansas:
--------------------------------------------------------------------------------
  Oil (Bbls)                      23,416                -0-                -0-
--------------------------------------------------------------------------------
  Gas (Mcf)                          -0-                -0-                -0-
--------------------------------------------------------------------------------
  Average Bbls/day                    65                -0-                -0-
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Oklahoma:
--------------------------------------------------------------------------------
  Oil (Bbls)                      11,533                -0-                -0-
--------------------------------------------------------------------------------
  Gas (Mcf)                          -0-                -0-                -0-
--------------------------------------------------------------------------------
  Average Bbls/day                    32                -0-                -0-
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
      Totals:
--------------------------------------------------------------------------------
         Oil (Bbls)               69,917             16,248             17,637
--------------------------------------------------------------------------------
         Gas (Mcfs)              733,738            749,628            205,983
--------------------------------------------------------------------------------
         Average Bbls/day            192                 42                 48
--------------------------------------------------------------------------------
         Average Mcf/day           2,010              2,004                564
________________________________________________________________________________

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

___________________________________________________________________________________________________________________
                                                                          Fiscal Year Ended September 30
-------------------------------------------------------------------------------------------------------------------
6MCFE = 1Bbl.                                                       1998              1997               1996
-------------------------------------------------------------------------------------------------------------------
Texas
-------------------------------------------------------------------------------------------------------------------
  Average Sale Price per Barrel                                   $13.43             $21.70             $19.41
-------------------------------------------------------------------------------------------------------------------
  Average Sale Price per Mcf                                        2.54               2.84               2.64
-------------------------------------------------------------------------------------------------------------------
  Average Production Cost per Gas Equivalent (MCFE)                 1.51               0.64               0.47
-------------------------------------------------------------------------------------------------------------------
Alabama
-------------------------------------------------------------------------------------------------------------------
  Average Sale Price Per Mcf                                        2.71               2.66                (*)
-------------------------------------------------------------------------------------------------------------------
  Average Production Cost Per Gas Equivalent (MCFE)                 2.13               1.11                (*)
-------------------------------------------------------------------------------------------------------------------
Pennsylvania
-------------------------------------------------------------------------------------------------------------------
  Average Sale Price Per Mcf                                        2.48               2.48                (*)
-------------------------------------------------------------------------------------------------------------------
  Average Production Cost Per Gas Equivalent (MCFE)                 1.38               1.20                (*)
-------------------------------------------------------------------------------------------------------------------
West Virginia
-------------------------------------------------------------------------------------------------------------------
  Average Sale Price Per Mcf                                        2.31               2.76                (*)
-------------------------------------------------------------------------------------------------------------------
  Average Production Cost Per Gas Equivalent (MCFE)                 1.14               0.91                (*)
-------------------------------------------------------------------------------------------------------------------
New Mexico
-------------------------------------------------------------------------------------------------------------------
  Average Sale Price Per Bbl                                         -0-              20.76                (*)
-------------------------------------------------------------------------------------------------------------------
  Average Sale Price Per Mcf                                         -0-               1.97                (*)
-------------------------------------------------------------------------------------------------------------------
  Average Production Cost Per Gas Equivalent (MCFE)                  -0-               0.91                (*)
-------------------------------------------------------------------------------------------------------------------
Kansas
-------------------------------------------------------------------------------------------------------------------
  Average Sale Price Per Bbl                                       13.65                -0-                -0-
-------------------------------------------------------------------------------------------------------------------
  Average Sale Price Per Mcf                                         -0-                -0-                -0-
-------------------------------------------------------------------------------------------------------------------
  Average Production Cost Per Gas Equivalent (MCFE)                 1.67                -0-                -0-
-------------------------------------------------------------------------------------------------------------------
Oklahoma
-------------------------------------------------------------------------------------------------------------------
  Average Sale Price Per Bbl                                       13.65                -0-                -0-
-------------------------------------------------------------------------------------------------------------------
  Average Sale Price Per Mcf                                         -0-                -0-                -0-
-------------------------------------------------------------------------------------------------------------------
  Average Production Cost Per Gas Equivalent (MCFE)                 1.67                -0-                -0-
-------------------------------------------------------------------------------------------------------------------
Combined Properties
-------------------------------------------------------------------------------------------------------------------
  Average Sale Price Per Bbl                                       13.54              21.60              19.41
-------------------------------------------------------------------------------------------------------------------
  Average Sale Price per Mcf                                        2.55               2.68               2.64
-------------------------------------------------------------------------------------------------------------------
  Average Production Cost per Gas Equivalent (MCFE)                 1.55               0.85               0.47
-------------------------------------------------------------------------------------------------------------------

(*) Deven's acquisition on October 2, 1996, was treated as a purchase of assets.
    Therefore, historical numbers are not applicable.

                  For purpose of determining gas equivalent, Oil has been converted to gas at the rate of 1 Barrel per 6 Mcf.

Wells and Acreage:

                  The following tables set forth certain information as of September 30, 1998:

---------------------------------------------------------------------------------------------------------------------------
                                                    Gross Wells                                    Net Wells
---------------------------------------------------------------------------------------------------------------------------
         Well Count                    1998           1997           1996           1998             1997            1996
---------------------------------------------------------------------------------------------------------------------------
Texas                                     41             40             41           25.78           16.99           16.56
---------------------------------------------------------------------------------------------------------------------------
Pennsylvania                              55             41             34           24.18           18.58           13.68
---------------------------------------------------------------------------------------------------------------------------
West Virginia                             26             26             26            9.94            9.94            9.94
---------------------------------------------------------------------------------------------------------------------------
Alabama                                   57             54             54           27.00           27.00           27.00
---------------------------------------------------------------------------------------------------------------------------
New Mexico                               -0-              4             12             -0-            0.40            1.20
---------------------------------------------------------------------------------------------------------------------------
Kansas                                   199            -0-            -0-          167.12             -0-             -0-
---------------------------------------------------------------------------------------------------------------------------
Oklahoma                                  99            -0-            -0-           33.31             -0-             -0-
---------------------------------------------------------------------------------------------------------------------------
  Total                                  477            165            167          287.33           72.91           68.38
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
                                                    Gross Acres                                    Net Acres
---------------------------------------------------------------------------------------------------------------------------
      Developed Acreage                1998           1997           1996           1998             1997            1996
---------------------------------------------------------------------------------------------------------------------------
Texas                                  5,819          5,808          5,728           2,064           2,600           2,219
---------------------------------------------------------------------------------------------------------------------------
Pennsylvania                           7,860          7,440          7,230           4,708           4,540           4,456
---------------------------------------------------------------------------------------------------------------------------
West Virginia                          4,247          4,247          4,247           1,451           1,451           1,451
---------------------------------------------------------------------------------------------------------------------------
Alabama                                2,043          1,936          1,936           1,022             968             968
---------------------------------------------------------------------------------------------------------------------------
New Mexico                               -0-          2,560          7,680             -0-             256             768
---------------------------------------------------------------------------------------------------------------------------
Kansas                                 4,317            -0-            -0-           3,730             -0-             -0-
---------------------------------------------------------------------------------------------------------------------------
Oklahoma                               2,653            -0-            -0-             822             -0-             -0-
---------------------------------------------------------------------------------------------------------------------------
  Total                               26,939         21,991         26,812          13,797           9,815           9,862
---------------------------------------------------------------------------------------------------------------------------

                                      -15-

---------------------------------------------------------------------------------------------------------------------------
                                                    Gross Acres                                    Net Acres
---------------------------------------------------------------------------------------------------------------------------
     Undeveloped Acreage               1998          1997            1996            1998             1997           1996
---------------------------------------------------------------------------------------------------------------------------
Texas                                  2,085         1,417           1,417           2,071           1,402            734
---------------------------------------------------------------------------------------------------------------------------
Pennsylvania                          26,123        26,543          26,753          14,577          14,745         14,829
---------------------------------------------------------------------------------------------------------------------------
West Virginia                          3,055         3,055           3,055             952             952            952
---------------------------------------------------------------------------------------------------------------------------
Alabama                                  982         1,090           1,090             491             545            545
---------------------------------------------------------------------------------------------------------------------------
New Mexico                               -0-        22,433          27,553             -0-           2,243          2,955
---------------------------------------------------------------------------------------------------------------------------
Kansas                                 2,172           -0-             -0-           1,098             -0-            -0-
---------------------------------------------------------------------------------------------------------------------------
Oklahoma                                 870           -0-             -0-             103             -0-            -0-
---------------------------------------------------------------------------------------------------------------------------
  Total                               35,287        54,538          59,868          19,292          19,887         19,815
---------------------------------------------------------------------------------------------------------------------------

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

================================================================================================================================
                                                       EXPLORATORY WELLS
--------------------------------------------------------------------------------------------------------------------------------
          YEAR DRILLED                       PRODUCERS                       DRY HOLES                        TOTAL
--------------------------------------------------------------------------------------------------------------------------------
              1998                              0                               0                              0
--------------------------------------------------------------------------------------------------------------------------------
              1997                              0                               0                              0---
--------------------------------------------------------------------------------------------------------------------------------
              1996                            ----                            ----                             ----
--------------------------------------------------------------------------------------------------------------------------------
                                                       DEVELOPMENT WELLS
--------------------------------------------------------------------------------------------------------------------------------
              1998                             17                               0                             17
--------------------------------------------------------------------------------------------------------------------------------
              1997                              7                               0                              7
--------------------------------------------------------------------------------------------------------------------------------
              1996                              1                               1                              1
================================================================================================================================

                  As of September 30, 1998, the Company was actively involved in reworking its Austin Chalk wells. The Company also drilled horizontal laterals in three (3) existing horizontal chalk wells operated by the Company. This work was part of the Company redevelopment program on its chalk acreage in Texas funded under the Company's financing agreement with Heller Financial, Inc. In addition to the Texas development work, the Company, through its Deerlick Creek Partners I, L.P. authorized re-work operations on five (5) coal bed methane wells located in Alabama. Three other wells were drilled successfully on the property in which the Company's Partnership wells have a reversionary interest. In the Appalachian Basin operations, the Company, through its Developing Energy Partners I, L.P., also authorized participation in the drilling of fifteen (15) new wells to further develop its leasehold portion in the Blacklick Creek coal bed methane project in central Pennsylvania. By year end, all wells were drilled and are awaiting completion. In addition to the new wells, the field's gas gathering and sales facility were expanded to handle the increased volume to be produced from the successful drilling programs. ("Business" and "Properties - Operations".)

Proved Reserves:

                  The Company causes to be prepared an annual estimate of oil and gas reserves. The Company has not filed reserves estimates with any United States authority or agency, other than estimates previously filed with the Commission.

                  The following table sets forth the proved reserves of the Company as of September 30, 1998, September 30, 1997, and September 30, 1996.

                  The figures for the Texas and Mid-Continent Properties as of September 30, 1998 and 1997, were taken from the reserve reports prepared by R.
A. Lenser & Associates, Inc., Independent Petroleum Engineers. The reserve report for the Alabama properties was prepared by Huntley and Huntley, Independent Protroleum Engineers as of September 30, 1998. The reserve estimates for the Blacklick coal bed methane property was based on in-house projections and on the analysis contained in the Huntley and Huntley report of September 30, 1996. The reserve estimates for the remaining Appalachian properties in Pennsylvania, and West Virginia were extrapolated by subtracting actual production from the Huntley and Huntley reserve report as of September 30, 1996 and supported by internal projections of future performance based on decline curves for each well.

----------------------------------------------------------------------------
                                               Year Ended Reserves
                                                  September 30,
----------------------------------------------------------------------------
                                      1998           1997            1996
----------------------------------------------------------------------------
Proved Developed Reserves
----------------------------------------------------------------------------
CXC (BBLS)
----------------------------------------------------------------------------
         Texas                        67,125        128,029         112,963
----------------------------------------------------------------------------
         Pennsylvania                    -0-            -0-             (*)
----------------------------------------------------------------------------
         West Virginia                   -0-            -0-             (*)
----------------------------------------------------------------------------
         Alabama                         -0-            -0-             (*)
----------------------------------------------------------------------------
         New Mexico                      -0-            777             (*)
----------------------------------------------------------------------------
         Kansas                      133,135            -0-             -0-
----------------------------------------------------------------------------
         Oklahoma                     60,613            -0-             -0-
----------------------------------------------------------------------------
                    TOTAL            260,973        128,806         112,963
----------------------------------------------------------------------------
Gas (Mcf)
----------------------------------------------------------------------------
         Texas                       438,000        463,000         750,537
----------------------------------------------------------------------------
         Pennsylvania              1,917,417      1,500,499             (*)
----------------------------------------------------------------------------
         West Virginia               815,942        909,013             (*)
----------------------------------------------------------------------------
         Alabama                   1,768,544      1,318,395             (*)
----------------------------------------------------------------------------
         New Mexico                      -0-         10,286             (*)
----------------------------------------------------------------------------
         Kansas                          -0-            -0-             -0-
----------------------------------------------------------------------------
         Oklahoma                        -0-            -0-             -0-
----------------------------------------------------------------------------
                    TOTAL          4,939,903      4,201,193         750,537
----------------------------------------------------------------------------

(*) Deven's acquisition on October 2, 1996, was treated as a purchase of assets.
    Therefore, historical numbers are not applicable.

----------------------------------------------------------------------------
                                               Year Ended Reserves
                                                  September 30,
----------------------------------------------------------------------------
                                      1998             1997            1996
----------------------------------------------------------------------------
Proved, Undeveloped Reserves
----------------------------------------------------------------------------
CXC (BBLS)
----------------------------------------------------------------------------
         Texas                      1,186,187       1,276,028        850,605
----------------------------------------------------------------------------
         Pennsylvania                   -----           -----            (*)
----------------------------------------------------------------------------
         West Virginia                  -----           -----            (*)
----------------------------------------------------------------------------
         Alabama                        -----           -----            (*)
----------------------------------------------------------------------------
         New Mexico                     -----       1,214,417            (*)
----------------------------------------------------------------------------
         Kansas                       182,896           -----          -----
----------------------------------------------------------------------------
         Oklahoma                       -----           -----          -----
----------------------------------------------------------------------------
                    TOTAL           1,369,083       1,276,028        850,605
----------------------------------------------------------------------------
Gas (Mcf)
----------------------------------------------------------------------------
         Texas                     10,532,000      11,482,000      7,989,223
----------------------------------------------------------------------------
         Pennsylvania                 808,212       1,517,536            (*)
----------------------------------------------------------------------------
         West Virginia                  -----           -----            (*)
----------------------------------------------------------------------------
         Alabama                      951,692         791,800            (*)
----------------------------------------------------------------------------
         New Mexico                     -----           -----            (*)
----------------------------------------------------------------------------
         Kansas                         -----           -----          -----
----------------------------------------------------------------------------
         Oklahoma                       -----           -----          -----
----------------------------------------------------------------------------
                    TOTAL          12,291,904      13,791,336      7,989,223
----------------------------------------------------------------------------

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

Estimated Future Net Revenues and Present Worth:

                  Estimated future net revenues of the Company's net oil and gas reserves at the date indicated and the present worth thereof employing a ten percent (10%) discount factor is set forth in the following tabulation:

                   Future Net Revenues                                 1998              1997                 1996
                       September 30
Proved Oil and Gas Reserves                                        $25,869,992        $35,857,908         $27,010,449
Proved Developed Oil and Gas Reserves                               $6,601,604         $5,616,679          $2,618,571


                      Present Worth
                       September 30
Proved Oil and Gas Reserves                                        $13,017,977        $22,479,971         $17,854,662
Proved Developed Oil and Gas Reserves                               $3,398,305         $3,678,884          $2,038,260

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

                  The present values shown above should not be construed as the current market value of the estimated oil and gas reserves attributable to the Company's properties. In accordance with applicable requirements of the Securities and Exchange Commission ("Commission"), the estimated discounted future net revenues from proved reserves are based, generally, on prices and costs as of the date of the estimate, whereas actual future prices and costs may be materially higher or lower. Actual future net revenues also will be affected by factors such as actual production, supply and demand for oil and gas, curtailments on increases in consumption by gas purchasers, changes in governmental regulations or taxation, the impact of inflation on costs, general and administrative costs and interest expense. The timing of actual future net revenues from proved reserves, and thus their actual present value, will be affected by the timing of the incurrence of expenses in connection with development of oil and gas properties. In addition, the ten percent (10%) discount factor, which is required by the Commission to be used to calculate discounted future net revenues for reporting purposes, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the oil and gas industry. Discounted future net revenues, no matter what discount rate is used are materially affected by assumptions as to the timing of future production and future expenses which may and often do prove to be inaccurate. (See "Business - Effect of Falling Prices".)

Reserves Reported To Other Agencies:

                  There were no estimates on reserve reports of the Company's proved domestic net oil on gas reserves filed with any governmental authority or agency, other than the Commission, during the years ended September 30, 1996, September 30, 1997 or September 30, 1998.

Delivery Commitment:

                  The Company is not obligated to provide a fixed and determinable quantity of oil and gas in the future under existing contracts or agreements.

Timber Rights:

                  Effective September 29, 1995, the Company acquired all of the outstanding shares of Sustainable Forest Industries ("Sustainable"), a privately held Delaware Company. Sustainable owns the rights to two (2) tropical hardwood concessions in Guyana, South America. The rights to the initial concession, which encompasses 1,800 acres was acquired in September, 1995. The concession was inventoried and assessed by an independent consultant, CESO International Services, (CIS) a Canadian government affiliated entity which provides advisory services to developing countries. Based on this assessment, the commercial quantity of merchantable logs is 25,497 units or approximately 14,233,200 board feet equivalents, the market value of the wood in rough cut form, is estimated at roughly $5,692,000. Sustainable acquired the second hardwood concession in November, 1995 encompassing an additional 4,200 acres. Based on the inventory and assessment of CIS, the commercial quantity of merchantable logs available on that concession is 65,546 units, yielding approximately 33,671,300 board feet equivalents. The market value of the wood is Arough cut form is estimated at $12,671,000. The combined estimated appraisal value of the hardwoods available on the Company's two Guyana timber concessions is roughly $18,363,000.

                  In consideration for all of the capital stock of Sustainable, the Company issued 150,000 shares of its Common Stock, and warrants to purchase 50,000 shares of Common Stock at a price of $2.50 per share. The warrants will expire on September 30, 2000. Under the Agreement, the Company has the option to acquire additional hardwood timber rights in Guyana.

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

                  Triad Pipe & Steel, Inc. v. Westlands Resources Corporation and Daleco Resources, Inc., In The District Court of Harris County, Texas, Case No. 97-44587. Triad Pipe & Steel, Inc. ("Triad") supplied 2-3/8th inch tubing for the reworking of the Jody Well. Triad commenced its original suit on or about August 25, 1997 ("Original Complaint") prior to the Settlement Agreement and its amended complaint filed on or about November 18, 1997 ("Amended Complaint"). Reserve Production, Inc., Liquidating Trust and Reserve Production Liquidating Partnership (collectively the "Trust") have not yet satisfied the obligations owed to Triad in the amount of $33,514.21. The Trust has requested that the Company contribute funds towards the satisfaction of Triad's claim which the Company has declined to do, as the obligation to settle all costs attributable to the Jody Well is the responsibility of the Trust. The Company filed an answer to the Original Complaint and interrogatories filed by Triad, and cross claimed against the Trust. By Order dated May 4, 1998, the matter was fully resolved and the case dismissed as a result of the Trust' payment, in full, of Triad's claim.

                  On January 6, 1999, the Company authorized the Mediator to release the various mutual settlement documents between Daleco Resources Corporation, Reserve Production Inc., Liquidity Trust, Leonard Pipkin, Trustee, Reserve Production Liquidity Partnership and its partners. The Advisory Action and District Court Action have been dismissed and the matter fully resolved.

                  Southland Drilling Company, a Division of Triad Drilling Company v. Westlands Resources Corporation, Daleco Resources Corporation and Tri-Coastal Energy, L.P., Cause No. 98-34542, In the 270th Judicial District Court of Harris County, Texas. On or about July 21, 1998, Southland Drilling Company ("Southland") commenced a lawsuit against the Company and its subsidiaries Westlands and Tri-Coastal. The lawsuit seeks to recover the amount of $260,577.66 allegedly due and owing for work performed on the DRC GA #3 Well and the DRC VI #1 Well, Burleson County, Texas. Daleco has made a special appearance in this matter for the purpose of contesting jurisdiction. Each of the Defendants have filed answers' asserting a general denial. Discovery is on going in this matter. Westlands is the operator of these wells on behalf of Tri-Coastal. Both Westlands and Tri-Coastal are evaluating potential counter claims against Southland for the cost overruns resulting from the reworking of these wells.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  No matters were submitted to a vote of security holders in the fourth quarter of Fiscal Year 1998.

                                     PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER'S MATTERS

                  The Company's common stock trades on the NASDAQ. The symbol for the Company's shares is DLOV. As of December 1, 1998 there were approximately 1,721 record owners of the Company's common stock.

                  The range of the high and low bid prices, by quarters, for fiscal years 1998 and 1997, commencing with the first quarter of the fiscal year ended September 30, 1997 for the Company's common stock is as follows:

      FISCAL YEAR END          NASDAQ BID PRICE U.S. $
        SEPTEMBER 30
                                HIGH             LOW
     1997 - 1st Quarter       9 11/16          2 1/32
     1997 - 2nd Quarter       3 7/16           1 7/8
     1997 - 3rd Quarter       2 13/16          1 1/4
     1997 - 4th Quarter       4 21/32          1 7/8
     1998 - 1st Quarter       2 13/16          1 1/4
     1998 - 2nd Quarter       2 13/16          1
     1998 - 3rd Quarter       1 7/16           27/42
     1998 - 4th Quarter       1                5/16

                  These quotations represent prices between dealers, do not include retail mark-ups, markdowns on commissions, and may not represent actual transactions. The prices set forth above may not be representative of prices in a more active market for the Company's common stock. The above prices reflect the effect of a reverse ten-for-one stock split on February 24,1998.

                  The Company has never paid any cash dividends. For the foreseeable future, the Company intends to retain any earnings to finance the growth of its business.

Sales Of Securities:

                  In Fiscal 1998 and 1997, the Company conducted no sales of Securities.

                  During the third quarter of Fiscal year 1996, the Company concluded a foreign placement of $1,000,000 of three (3) year 7% convertible debentures. Under the terms of this offering dated May 31, 1996 the foregoing investor was capable of converting up to fifty percent (50%) at any time from and after the 40th day following May 31, 1996 and one hundred percent (100%) at any time from and after the 60th day following May 31, 1996 into shares of common stock of the Company at a conversion price per share equal to the lessen of (I) the average closing bid price (as reported by NASDAQ) of the Company's common stock for the five trading days immediately prior to the date of the Debenture (which was $11.90 per share) (the "Closing Price") or, (ii) sixty-five percent (65%) of the average closing bid price (as reported by NASDAQ) of the Company's common stock for the five (5) trading days immediately prior to the conversion date. The foreign investor also received a warrant for 10,000 shares of common stock at an exercise price of $10.00 per share. The Warrant expires May 31, 2001, and contains adjustments in the exercise price and the warrant shares upon the occurrence of certain provisions.

                  As of March 31, 1997, all of the 7% convertible debentures had been converted into 240,698 shares of common stock.

                  The Company completed a second securities offering under Regulation S on September 6, 1996. The second offering was for $1,310,000 of 8% convertible debentures due September 6,1998. Under the terms of the debentures, the debenture could be converted into common stock of the Company commencing 45 days following the closing of the offering as to 50% of their principal amount of the debenture plus accrued interest through the date of conversion, and after the 65th day following the closing as to 100% of the outstanding amount of the debenture plus accrued interest through the date of conversion. The foreign investor is authorized to convert at a price equal to 75% of the average closing bid price of the Company's common stock for the five (5) trading days immediately preceding the date of conversion. The foregoing investor also received warrants for 50 of the face amount of the Debenture owned by the foregoing investor on the date of exercise ("Exercise Amount"). The Warrants are five (5) year warrants and permit the exercise of the warrants in three tranches as follows: (I) Tranche one, equals to one-third of the Exercise Amount on the closing date of the Regulation S offering ("Closing Date") (ii) Tranche two, equals one-third of the Exercise Amount computed on the 75th day after the Closing Date; and, (iii) Tranche three equals one-third of the Exercise Amount on the 270th day after the Closing Date. The exercise price for each Tranche is 115% of the average closing bid price of the Company's common stock for the five
(5) trading days immediately preceding the 45th, 75th and 270th day following the Closing Date. As of September 30, 1998, $1,250,000 of the Debentures had been converted into 827,755 shares of common stock. No warrants have been exercised.

                  Warrants, under the same terms, amounts, and of like duration were issued to the foreign investment advisor for each foreign investor ("Investor Advisor Warrants"). The Investor Advisor Warrants were tied to the face amount of their foreign investor's debentures outstanding from time to time. As of September 30, 1998 none of these warrants have been exercised.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General:

                  The Private Securities Litigation Reform Act of 1995 (the "Reform Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. All statements, other than statements of historical facts, which address activities, event or developments that the Company expects or anticipates will on may occur in the future, including such things as the anticipated development of revenues, acquisition of additional properties or the obtaining of capital, business strategy, development trends in the industry segments in which the Company is active, expansion and growth of the Company's business and operations and other such matters are forward-looking statements. To take advantage of the safe harbor provisions provided by the Reform Act, the Company is identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the Company. Many of these factors have previously been identified in filings or statements made by or on behalf of the Company.

                  All phases of the Company's operations are subject to influences outside of the Company's control. Any one, or a combination, of these factors could materially affecting the results of the Company's operations. These factors include: competitive pressures, inflation, trade restrictions, interest rate fluctuations and other capital market conditions, weather, future and options trading in, and the availability of natural resources and services from other sources. Forward-looking statements are made by or on behalf of the Company's knowledge of its business and the environment in which it operates, but because of the factors listed above, as well as other environmental factors over which the Company has no control, actual results may differ from those in the forward-looking statements. Consequently, all of the forward-looking statements made are qualified in their entirety by these cautionary statements and there can be no assurance that the actual results on developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effect on the business and/on operations of the Company.

Fiscal 1998:

                  On July 21, 1998, the Company borrowed a total of $145,000 from four (4) persons. These funds were borrowed so as to allow the Company to meet its current obligations to Heller Financial. The funds were borrowed from David F. Lincoln, a vice-president and director of the Company ($20,000), Sonata Investment Company, Ltd., ($75,000) Dov Amir, Chairman of the Board of Directors and Chief Executive Officer ($25,000) and Patricia M. Trainor, wife of C. Warren Trainor, a director of the Company ($25,000) ("July Notes"). The July Notes were to have matured on November 20, 1998, and earnest interest at the prime rate of interest as established by the Huntingdon Bank, Columbus, Ohio, from time to time plus (2) percent computed on the basis of a 360 day year. Since the July Notes were not satisfied on November 20, 1998, they have been earning interest at 18% per annum on the basis of a 360 day year.

                  Additionally, each note holder was given warrants exercisable at any time prior to November 20, 2003 at an exercise price of $.55 per share.

                  The significant drop in oil prices and the lack of firm purchase commitments for its timber concession resulted in significant losses for fiscal 1998.

                  Despite the drilling activities of the Austin Chalk properties and the acquisition of the Mid-Continent Properties, gross oil and gas revenues decreased by $89,196 in fiscal 1998. In addition, due to the increased number of wells from the Mid-Continent Acquisition and significant repairs to existing wells, lease operating expenses increased by $483,569. This situation, in conjunction with an $800,000 write down of the Mid-Continent properties due to the year-end reserve values, resulted in a net loss of $726,148 from oil and gas operations in fiscal 1998.

                  The Company's subsidiary, Sustainable Forrest Industries, Inc. initiated timber sales in fiscal 1998 but has yet to obtain significant purchase commitments. The internal marketing frame well is still being developed. As a result, the Company has continued to incur significant losses in this segment ($454,752 loss in Fiscal 1998).

                  The Company reduced its administration expense by $140,898 in fiscal 1998. However, due to the Heller Financing, the amortization of debt issuer costs and interest expense increase significantly ($415,000) in fiscal 1998.

                  These events resulted in a loss of $3,360,735 in fiscal 1998. Due to the continued depressed oil prices, subsequent to year-end, certain of the Company's subsidiaries defaulted on certain of their debt obligations. On December 18, 1998, the Company agreed to sell 1,848,566 shares of common stock for $9 Million. The Company has not yet received the proceeds on this sale. The Company's ability to continue as a going concern is dependent upon the availability of future funding, the successful compensation of its drilling properties and profitable timber operations.

Fiscal 1997:

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

                  On May 23, 1997, the Company entered into a Loan Agreement with Sonata Investment Company, Ltd. ("Sonata") pursuant to which Sonata made a $250,000 loan ("Loan") to Sustainable Forest Industries, Inc. ("Sustainable") for use in funding Sustainable's operations. The Loan is secured by Sustainable's receivables and guaranteed by Daleco, Westlands and Deven affiliates of Sustainable. Under the terms of the Loan Agreement, Sonata has the night but not the obligation to make an additional $250,000 loan to Sustainable upon Sustainable's request and assuming that Sustainable is in compliance with the provisions of the Loan Agreement. Repayment of the Loan (and any subsequent advance) is pursuant to a Profits Participation Agreement by which Sonata will receive twenty-five percent (25%) of the Profits of Sustainable and after payout of the Loan, twenty percent (20%) of the Profits. The funds obtained through the Sonata loan have allowed Sustainable to commence harvesting and shipping test samples of woods for the purpose of establishing a domestic market for South American woods.

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

                  In the Fourth Quarter, the Company acquired a $300,000 loan from PNC Bank, N.A. ("PNC Loan"). The PNC Loan was collateralized by the pledge of the Company's net profits interest in 38 wells located in Armstrong and Fayette Counties, Pennsylvania. The PNC Loan is a three year loan at an interest rate of prime plus 2% per annum.

                  The Company does not record any significant deferred tax provisions, since it has a substantial loss carry-forward. The Company considers all of its operations to be fully integrated.

                  As indicated elsewhere in this report, the Company does not include a provision for abandonment on restoration costs in its financial statements, since historically the costs of abandonment of wells have been offset by the salvage value of the related well. The Company believes that it has not incurred any environmental remediation costs of a consequential nature and makes no provisions therefore.

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

                  Administrative expenses amounted to $1,421,823 for Fiscal 1997 as compared to $810,495 for the prior Fiscal year.

                  In connection with the Company's timber operations in Guyana, the Company incurred $249,499 in advances and accrued expenses. A majority of these expenses, an increase of $57,358 over Fiscal 1997 were funded through the Sonata Loan.

Liquidity and Capital Resources:

                  Prior to the Heller Financing (which increased $4.7 million in Fiscal 1998), the Company historically financed its operations through cash flow from operating activities. Well drilling costs were historically been met by selling interests in a well to be drilled on a turnkey or fixed costs basis to a few individuals having close ties to the Company and its founders. Typically, the Company has recognized a profit in these turnkey arrangements; since it has been able to contract for the drilling of the wells on a costs basis less that the turnkey price. The Company has also been able to secure a free or "carried interest" in these wells as part of the arrangement. As a result of the Heller financing, the Company, while still conducting drilling on a Turnkey Basis, has abandoned its former approach of funding operations through internally generated cash flow, and accelerated the reworking, re-completing and development of proved undeveloped reserves in an effort to increase cash flow and increase the value of the Company's reserves. While the Company still intends to use cash flow for operations where appropriate, the Company believes that it was more prudent to accelerate development to take advantage of the improved market for hydrocarbons and realize the potential of the Company's reserves.

                  During the third quarter of Fiscal 1996, the Company sold $1,000,000 of a 7% convertible debentures to foreign investors under a Registration "S" Offshore Subscription Agreement. A second Registration "S" 8% convertible debenture in the amount of $1,310,000 was successfully placed with foreign investors during the fourth quarter. The net proceeds from both debentures were used to re-drill a horizontal oil well and rework three other oil wells in the Austin Chalk trend, as well as to retire trade accounts payable and meet other corporate obligations. At the end of Fiscal 1998, the amount remaining outstanding for the 8% debenture was $60,000. Funds when needed were made available to the Company by its controlling shareholders, Messrs. Amir and Erlich in the form of unsecured loans and deferral of payments for administration service charges. (See, "Certain Relationships" and "Related Transactions".) At the end of Fiscal 1998, the amount owed to such individuals was $415,829.

                  An increase of $647,049 was recorded in depletion, depreciation and amortization costs for the fiscal year. The increase reflects the production increase in Fiscal 1998 resulting from the Company's acquisition and development efforts, as well as from the negative effects of the lower average product prices received by the Company.

                  The Company believes that its relations with trade creditors are good and foresees no immediate problems in deferring payments for a short time on making other necessary arrangements to meet its obligations. The Company continues to seek additional capital with which to continue the development of its holdings as well as acquire producing oil and gas properties having a good development potential. Management is considering both debt and equity additional financing during Fiscal 1998, however there are no assurances that such efforts will be successful.

Capital Expenditures:

                  During Fiscal 1998, the Company either drilled or through its related entities participated in the drilling of seventeen (17) new wells. The Company also reworked seven (7) wells, the Company's share of which was $463,800.

Acquisitions:

                  Effective September 30, 1997, the Company acquired Haly Corporation ("Haly"), a California corporation, for 3,000,000 shares of the Company's common stock. At the time of its acquisition from Mr. Amir and Mr. Erlich, Haly's assets consisted of 3,000,117 shares of the Company's common stock plus working interests ranging from 1.75% to 33.3% in fourteen (14) wells. Thirteen (13) of these wells are producing from the Austin Chalk formation of Texas while the remaining well interest represents a small overriding royalty in a non-operated well in California. This acquisition also eliminated amounts owed to Haly of $364,931 less $100,000 in Haly bank debt assumed by the Company.

Mid Continent:

                  On March 27, 1998, but affective as of November 1, 1997, Tri-Coastal Energy acquired in the States of Kansas and Oklahoma consisting of 298 wells, 6,409 gross and 4,828 net acres. The purchase price for the acquisition was $2,315,000. The purchase was funded by an Amendment to the Heller Transaction which increased the Heller Transaction Loan Commitment to $19,000,000. An additional $2,294,397 was drawn down by Tri-Coastal at closing for development of the Mid-Continent properties.

Year 2000 Readiness:

                  The Company has developed a Year 2000 plan that includes assessment, hardware and software remediation, and testing. The Company has substantially completed the assessment phase, which included review of internal computer applications and information systems, facilities and equipment, as well as products and services provided by third parties. Substantially all computer applications and systems are expected to be year 2000 compliant by September 30, 1999. Numerous third parties will be contacted to assess and monitor their compliance and remediation efforts. The estimated costs of the Year 2000 compliance program are not material to the Company's operating results on financial position.

                  The Company is supplementing existing emergency recovery plans with Year 2000-specific procedures to mitigate the impact of any unsuccessful remediation or third party failures. Management believes that the diversity of the Company's operations and systems reduces overall exposure and expects that the consequences of any unsuccessful remediation will not be significant. However, there can be no assurance that the Company's efforts or those of other entities will be successful, or that any potential failure would not have a material adverse effect on the Company's operating results or financial condition.

ITEM 7 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The following financial statements and schedules are included herein.

         AUDITED FINANCIAL STATEMENTS AND SUPPLEMENTAL FINANCIAL INFORMATION

         * Independent Auditors" Report on Audited Consolidated Financial Statements

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

         * Standardized Measure of Discounted Future Net Cash Flow from Estimated Production of Proved Oil and Gas Reserves

         * Summary of Changes in Standardized Measure of Discounted Future Net Cash Flows

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and
Stockholders of Daleco Resources Corporation


We have audited the accompanying consolidated balance sheet of Daleco Resources Corporation and subsidiaries as of September 30, 1998, and the related consolidated statements of loss, deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated statements based on our audit. The consolidated financial statements as of September 30, 1997 and for the years ended September 30, 1997 and 1996, were audited by other auditors whose report dated December 24, 1997, included a reference to the Company's ability to continue as a going concern to that below.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Daleco Resources Corporation and subsidiaries as of September 30, 1998, and the results of operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered significant recurring net losses, negative operating cash flow, and has uncertainly relative to full recoverability of assets and repayment of $8.9 million in obligations, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



                                              Jay J. Shapiro, C.P.A.
                                              A Professional Corporation


Encino, California
April 16, 1999

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 1998 AND 1997

=================================================================================================================
                                                                                    1998                 1997
ASSETS

Current Assets
         Cash and cash equivalents                                                 $192,342            $526,760
         Accounts receivable                                                        339,017             320,057
                                                                                -----------          ----------
                               Total Current Assets                                 531,359             846,817
Oil and gas properties and equipment (note 4)                                     9,054,930           5,590,533
Property and equipment                                                               37,632              62,632
Timber rights (note 5 )                                                             828,342           1,028,342
Mineral properties (note 6)                                                           -----              23,973
Goodwill (note 18)                                                                  237,693             813,357
Debt Issue Costs                                                                    372,815             584,815
                                                                                -----------          ----------
                               Total Assets                                     $11,062,771          $8,950,469
                                                                                ===========          ==========
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities                                         $1,985,078          $1,198,896
Current portion of long-term debt                                                   200,000             200,000
Drilling deposits                                                                     -----             268,000
Due to related parties (note 8)                                                     415,829             349,590
                                                                                -----------          ----------
                               Total Current Liabilities                          2,600,907           2,016,486
Long-term debt (note 10)                                                          6,285,054           1,589,815
Debentures (note 9)                                                                  60,000              60,000
                                                                                -----------          ----------
                               Total Liabilities                                  8,945,961           3,666,301
                                                                                -----------          ----------
Commitments and Contingencies (notes 7, 10, 11, 13 and 16)

Shareholders' Equity
         2,951,642 Common Shares, par value $0.01 per share (1997- 2,756,788)        29,516              27,570
         (note 11)
         16,000 Preferred Shares, par value $0.01 per share (note 8)                    160                 160
         Additional Paid in Capital                                              14,329,827          14,058,401
         Accumulated deficit                                                    (12,242,693)         (8,801,963)
                                                                                -----------          ----------
                         Total Shareholders' Equity                               2,116,810           5,284,168
                                                                                -----------          ----------
                         Total Liabilities and Shareholders' Equity             $11,062,771          $8,950,469
                                                                                ===========          ==========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF LOSS
FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997  AND 1996

==========================================================================================================================
                                                                       1998                  1997                1996
Gross Operating Revenue                                            $ 2,374,223         $  2,462,909           $  805,259
Less: Lease operating expenses                                         955,717              472,148              593,149
       Severance taxes                                                  38,598               32,079               25,827
       Depletion, depreciation and amortization                      1,145,000              497,951              321,002
       Net profits interest and related expenses                       961,056            1,274,427                -----
                                                                  ------------         ------------           ----------
       Net income (loss) from oil and gas operations                  (726,148)             186,304             (134,719)
                                                                  ------------         ------------           ----------
Timber Sales:                                                           46,369                -----                -----
Timber Operating Costs                                                 501,121              249,499              192,141
                                                                  ------------         ------------           ----------
Net Loss From timber Operations                                       (454,752)            (249,499)            (192,141)
                                                                  ------------         ------------           ----------
Net loss (gain) on sale of assets                                        -----                -----               20,671
Administration expense                                               1,280,925            1,421,823              810,495
Amortization of debt issue costs                                       212,000               42,865               12,305
Financial advisory expenses                                              -----              287,356              207,946
Interest expense                                                       533,626              155,371              165,312
Amortization of goodwill (Note 18)                                     575,643              416,643                -----
Write-down of advances to mining joint venture (Note 3)                  -----              100,000              200,000
                                                                  ------------         ------------           ----------
                                                                     2,602,194            2,673,557            1,608,870

Other Income (Expense)
Management and administrative fees                                     422,359              582,270                -----
Gain (Loss) on litigation settlement (Notes 13 and 17)                   -----             (224,875)             769,280
                                                                  ------------         ------------           ----------
                                                                       422,359            2,316,162              839,090
                                                                  ------------         ------------           ----------
Net Loss for the Year                                              $(3,360,735)         $(2,129,858)           $(973,809)
                                                                  ------------         ------------           ----------
Basic and Fully Diluted Net Loss per Common Share                       $(1.14)              $(0.80)              $(0.80)
                                                                        ======               ======               ======
(note 11(c))

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF DEFICIT
AS AT SEPTEMBER 30, 1998, 1997 AND 1996

===========================================================================================================================
                                                                   1998                  1997                     1996
Deficit - Beginning of Year                                    ($8,801,963)         $(6,672, 105)            $(5,698,296)
Net loss for the year                                           (3,360,735)           (2,129,858)               (973,809)
Dividends on Preferred                                             (80,000)                 ----                   -----
                                                              ------------          ------------             -----------
Deficit - End of Year                                         $(12,242,698)         $ (8,801,963)            $(6,672,105)
                                                              ------------          ------------             -----------

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
AS AT SEPTEMBER 30, 1998, 1997 AND 1996

===========================================================================================================================
                                                                            1998             1997                1996
Operating Activities
Net loss for the year                                                   $(3,360,735)      $(2,129,858)         $(973,809)

Items not affecting working capital
         Depletion, depreciation, and amortization                        1,145,000           497,951            321,002
         Amortization of debenture issue costs                              212,000            42,865             12,305
         Write-down of advances to mining joint venture                       -----           100,000            200,000
         Loss (gain) on litigation settlement                                 -----           224,875           (769,780)
         Other                                                                -----             -----             29,074
                                                                        -----------       -----------        -----------
                                                                         (2,003,735)       (1,264,167)        (1,181,208)
Decrease (increase) in accounts receivable                                  (18,960)          663,073            (82,251)
(Decrease) increase in accounts payable                                     788,182          (117,508)          (390,756)
(Decrease) increase in advances received on well costs                        -----           239,000            (22,000)
Drilling and work over costs                                             (3,808,754)         (381,307)        (1,162,843)
Net proceeds from settlement of litigation                                    -----             -----            611,573
Proceeds of drilling program                                               (268,000)            -----            525,500
                                                                        -----------       -----------        -----------
Cash used for operating activities                                       (5,311,267)         (860,909)        (1,701,985)
Investing Activities:
Mineral properties expenditures/write-off                                    23,973            (8,300)             4,314
 Increase in advances                                                         -----             -----           (150,000)
Decrease in lease acquisition and well costs                                  -----             -----            158,884
                                                                        -----------       -----------        -----------
Cash provided by (used for) investing activities                             23,973            (8,300)           (13,198)
                                                                        -----------       -----------        -----------

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
AS AT SEPTEMBER 30, 1998, 1997 AND 1996

===========================================================================================================================
                                                                            1998             1997                1996
Financing Activities
(Decrease) increase in notes payable                                          -----             -----         (300,000)
Increase (decrease) in amounts due to related parties                        66,239           (77,216)         255,176
Issuance of convertible debentures                                            -----             -----        2,310,000
Dividends                                                                   (80,000)            -----            -----
Proceeds from long-term debt                                              4,966,637         1,789,815            -----
Debt issue costs                                                              -----          (584,815)        (388,196)
                                                                         ----------        ----------       ----------
Cash provided from financing activities                                   4,952,876         1,127,784        1,876,980
                                                                         ----------        ----------       ----------
Increase (Decrease) in Cash and Cash Equivalents                           (334,418)          258,575          188,173
Cash and Cash Equivalents - Beginning of Period                             526,760           268,185           80,012
                                                                         ----------        ----------       ----------
Cash and Cash Equivalents - End of Period                                $  192,342        $  526,760       $  268,185
                                                                         ==========        ==========       ==========

Supplemental Information:

Issuance of stock for debt                                               $  273,377        $  609,014           -0-
                                                                         ==========        ==========       ==========
Income taxes paid                                                             -0-               -0-             -0-
                                                                         ==========        ==========       ==========
Interest paid                                                            $  367,848        $  155,371       $  165,312

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
================================================================================

1.       CONTINUED OPERATIONS

                   The financial statements have been prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate it assets. As of September 30, 1998 the Company has reported a loss of $3,360,735 and had negative working capital of $2,600,907. The ability of the Company to meet these liabilities and total liabilities of $8.9 Million and to continue as a going concern is dependent upon the availability of future, debt or equity, funding, the profitable completion of its drilling projects (see Note 4), and achieving profitable timber operations (see
                   Note 5).

                   As of the date of this report, certain of the Company's subsidiaries are in default relative to certain debt obligations.

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

         b.       Basis of consolidation

                           The consolidated financial statements of Daleco Resources Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company and its wholly-owned subsidiaries Westlands Resources Corporation ("Westlands", Sustainable Forest Industries Inc. ("Sustainable"), Deven Resources, Inc. ("Deven"), Tri-Coastal Energy, Inc., and Haly Corp. The Company's investments in oil and gas leases are accounted for using proportionate consolidation whereby the Company's prorata share of each of the assets, liabilities, revenues and expenses of the investments are aggregated with those of the Company in its financial statements.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
================================================================================

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

                           Effective in the first quarter of 1997, the Company began assessing the impairment of capitalized costs of proved oil and gas properties and other long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Under this method, the Company generally assesses its oil and gas properties on a field-by-field basis utilizing its current estimate of future revenues and operating expenses. In the event net undiscounted cash flow is less than the carrying value, an impairment loss is recorded based on estimated fair value, which would consider discounted future net cash flows. SFAS 121 did not have any impact on the Company's change in method of assessing impairment of oil and gas properties and other long-lived assets.

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

         g.       Debt Issue Costs

                           Debt issue costs as of September 30, 1998 and 1997, represent those associated with the Heller Financial, Inc. loan (see Note 1) and will be amortized over a period of five years. Costs as of September 30, 1996, were associated with the debentures and were written off upon conversion of the debentures into common stock.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
================================================================================

         h.       Cash and Cash Equivalents

                           Cash and cash equivalents include cash and investments with original maturities of three months or less.

         i.       Goodwill

                           Goodwill associated with the acquisition of Deven Resources, Inc. is being amortized over a three (3) year period.

         j.                Fair Value of Financial Instruments

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

         k.       Reverse Stock Split

                           Effective February 24, 1998, the majority of stockholders of the Company approved a reverse ten-for-one stock split. The effect of the reverse stock split has been retroactively reflected in these financial statements. All reference to the number of common and preferred shares, stock options, warrants, and per share amounts elsewhere in these financial statements and related footnotes have been restated as appropriate to reflect the effect of the reverse split for all periods presented.


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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
================================================================================

4.      Oil and Gas and Equipment

                                                               1998               1997
                                                               ----               ----

Proven lease acreage costs                                 $ 6,071,637       $ 3,756,637

Proven undeveloped lease acreage costs                       1,906,220         1,906,220

Well costs                                                   4,795,605         2,501,208
                                                           -----------       -----------
                                                           $12,773,462       $ 8,164,065
Accumulated depletion, depreciation and amortization         3,718,532         2,573,532
                                                           -----------       -----------
                                                           $ 9,054,930       $ 5,590,533
                                                           ===========       ===========

5.       Timber Rights Acquisition

         Effective September 29, 1995, the Company entered into an agreement ("Acquisition Agreement") to purchase 100% of the issued and outstanding shares of the common stock of Sustainable Forest Industries Inc. ("Sustainable"), a privately held Delaware Company, in exchange for 150,000 shares of common stock of the Company.

         Prior to this, Sustainable entered into a Timber Acquisition Agreement on September 27, 1995 with Oreu Timber and Trading Co., Ltd. ("Oreu"), a Guyana Corporation which is an affiliate of May Joy Agricultural Cooperative Society Ltd. ("May Joy"). Under the terms of the agreement, Sustainable has been assigned the exclusive harvesting and cutting rights for the timber concession issue by Permit No. 1367. This permit was originally granted to May Joy who subsequently assigned harvesting rights to Oreu as per an agreement dated January 3,1995,1

         In exchange for the timber rights, Oreu received a 10% ownership of Sustainable. This ownership was subsequently converted to equivalent shares of the Company as a result of the acquisition of Sustainable.

         The acquisition has been accounted for by the purchase method. The purchase price of $962,500 was determined based on the fair value of the 150,000 common shares of Daleco given up to acquire Sustainable. The fair value of the net liabilities of Sustainable acquired was $65,842 resulting in consideration of approximately $1,028,500 which has been recorded as timber rights.

6.       Mineral Properties

         In February 1995, the Company acquired 109 mining claims from shareholders of the Company for $15,673 representing their cost to acquire the claims. Additional costs of $8,300 were incurred during fiscal 1997 to maintain these claims. The claims were not renewed and written-off during Fiscal 1998.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
================================================================================


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

         During fiscal 1998, the Company borrowed $145,000 from four (4) persons. The debt was evidenced by Notes which matured on November 21, 1998. The Notes earned interest at 2% over the prime rate charged by the Huntingdon National Bank of Columbus, Ohio, through the maturity date, and 18% thereafter. The Noteholders were also given warrants. (See Note 11(b)--Warrants and Schedule IX--Short Term Borrowings).

8.       Due to (from) Related Parties

                                                               1998              1997
                  Net due (from) to Amir and Erlich
                           Bearing interest at prime +3%      $91,062            91,062
                           Bearing interest at 7%             324,767           258,528
                                                              -------           -------
                                                             $415,829          $349,590
                                                             ========          ========

                 The amounts due to Haly Corporation were eliminated through the acquisition of Haly as of September 30, 1997 (see Note 18). Amir and Erlich are officers and shareholders of the Company. These amounts have no fixed repayment terms.

9.       Debentures

                                                                   1998          1997
                                                                   ----          ----
                                    8% Convertible
                                    Debentures                     $60,000       $60,000
                                                                   -------       -------

         a.       7% Convertible Debentures

                           On May 31, 1996 the Company issued $1,000,000 of 7% convertible debentures with interest payable in cash or stock on a semi-annual basis, and a term of three years. The placement agent's fees were 10% of the gross proceeds and 10,000 warrants at $10.00, with an expiration date of May 30, 2001 (see Note 12). The debentures could be converted after a holding period of: (a) as to 50% of the principal amount, 40 days (July 10, 1996), and (b) the remaining 50%, 60 days (July 30, 1996). The debentures are convertible into the Company's common stock at the lessor of (1) a 35% discount on the previous five day average closing bid price at conversion, or; (2) the previous day average closing bid price at closing (May 31, 1996). As of September 30, 1996, $600,000 of the 7% debentures had been converted into 107,712 common shares. The remaining balance was converted into 80,579 common shares during 1997.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
================================================================================

         b.       8% Convertible Debentures

                           On September 11, 1996, the Company issued $1,310,000 worth of 8% convertible debentures with interest payable in stock only and accruing until conversion or redemptions after the term of two years. The placement agent's fees were 10% of the gross proceeds and 12,111 warrants at $10.07 expiring November 16, 2001. The debentures may be converted after a holding period of 45 days after closing at the lessor of: (1) the fixed conversion price ($1 0.171875), or (2) 75% of the average closing bid price for the five trading days immediately preceding the date of conversion. As of September 30, 1998 and 1997, $1,250,000 of the 8%
                           debentures had been converted into 765,015 common shares.
10.      Long-Term Debt
         Long-term debt of the Company consists of the following:

         a.       Heller Financial, Inc.

                           During the forth quarter of fiscal 1997, the Company entered into an arrangement with Heller Financial, Inc. ("Heller") whereby Heller has agreed to provide the Company with up to $15,000,000 to rework existing horizontal wells, re-complete its vertical wells as horizontal wells, and develop additional acreage. Under the terms of the agreement, all of the properties of Westlands were transferred to a newly formed Limited Partnership, Tri-Coastal Energy, L.P., the general partner of which is Tri-Coastal Energy, Inc., (Tri-Coastal) and the sole limited partner of which is Westlands. Westlands is also the sole shareholder of Tri-Coastal. The amount outstanding under this arrangement as of September 30, 1998 and 1997, was $5,835,054 and $1,139,815, respectively.
                           Interest on the borrowings is at prime plus 2%. Principal is paid out of 85% of the net cash flow from the properties. Additional interest is payable from 50% of the net cash flow from these properties after the payment of principal.

         b.       Sonata Investment Company, LTD.

                           During the third quarter of fiscal 1997, Sustainable entered into a loan agreement with Sonata Investment Company, LTD. for $250,000, which remains outstanding as of September 30, 1997. Sustainable has the right to request an additional $250,000 prior to December 31, 1999. The Company and Westlands are guarantors of the loan with Westlands (now Tri-Coastal Energy, L.P.) wells being pledged as collateral, subordinated to the Heller Financing. The loan is to be repaid out of 25% of Sustainable's net cash flow with any remaining balance due by December 31, 1999. Interest is at 12%. In addition, Sonata will receive a profits participation of 25% of the net profits of Sustainable while the loan is outstanding and 20% after the loan is repaid (after payout). Should Sustainable request the additional $250,000 from Sonata and should Sonata elect not to make said advance, then the after payout rate reduces from 20% to 15%.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
================================================================================

         c.       PNC Bank Loan

                           During the fourth quarter of fiscal 1998, Deven Resources, Inc. obtained a term loan of $300,000 with interest at prime plus 12%. Principal is due at $25,000 per quarter. The loan is secured by specific properties owned by Deven.

         d.       First Regional Bank

                           As of September 30, 1998, the Company assumed a $100,000 loan with First Regional Bank when it acquired Haly Corporation (see Note 19). Interest is at 6.9% and the loan matures December 12, 1998. The loan is secured by personal assets of an officer of the Company.

11.      Capital Stock

                                                                        SHARES
                                                      ------------------------------------------
                                                       NUMBER OF COMMON      NUMBER OF PREFERRED
                                                      SHARES, PAR VALUE         SHARES PAR VALUE         DOLLAR
                                                        $0.01 PER SHARE          $0.01 PER SHARE         AMOUNT
Authorized                                                   20,000,000               10,000,000
                                                             ----------               ----------
Balance as at September 30, 1996                              1,315,485                              $8,860,984
Issued upon conversion of Debentures                            963,307                               1,424,133
Issued for acquisition of
Deven Resources, Inc.                                           260,000                               2,392,000
Issued for professional services rendered                       217,996                                 609,014
Issued upon conversion of Notes Payable                                                   16,000        800,000
                                                              ---------                   ------    -----------
Balance as at September 30,1997                               2,756,788                   16 000     14,086,131
Issued for Professional Services Rendered                       194,900                        -        273,377
Shares cancelled due to cancellation of
Fractional shares                                                  (46)                                     (5)
                                                              ---------                             -----------
Balance as at September 30, 1998                              2,951,642                   16,000    $14,359,503
                                                              =========                   ======    ===========

Upon re-domestication of the Company into the U.S. as of October 1,1997, par value was established at $0.01 per share for both common and preferred stock.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
================================================================================

         a.       Common Stock Options

                           In January 1995, the Company granted fully vested common stock purchase options expiring on January 6, 2000 for 85,000 common shares at $2.50 per share. On the same date, the common stock purchase options previously outstanding, which expired on September 5,1995 for 35,670 common shares at $3.20 per share, were gifted back to the Company and canceled. The following summary sets out the activity in common stock purchase options:

                                          1998          1997          1996
----------------------------------------------------------------------------
Outstanding and Exercisable
at beginning of year                     35,000        700,000       85,000
----------------------------------------------------------------------------
Canceled                                 15,000       (350,000)    (150,000)
----------------------------------------------------------------------------
Granted                                 120,000          -----        -----
----------------------------------------------------------------------------
Exercised                                 -----          -----        -----
                                          -----          -----        -----
----------------------------------------------------------------------------
Outstanding and Exercisable
at end of year                          140,000         35,000       70,000
                                        =======         ======       ======
----------------------------------------------------------------------------

                           In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS 123). SFAS 123 permits the Company's continued use of the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25 (APB 25). SFAS 123 requires additional disclosures, including proforma calculations of net earnings and earnings per share, as if the fair value method of accounting prescribed by SFAS 123 had been applied. The fair value of stock options and compensation cost are measured at the date of grant.

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

                           For the proforma calculation, the fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model and the following assumptions for awards in 1995: zero dividend yield expected volatility of 119.64%, risk-free interest rate of 7.84%, and expected life of 5 years. Using these assumptions, the grant-date fair value per share of the options granted in 1995 and 1998 was $1.80.

                           The options issued in Fiscal 1998 were at $2.187 per share, the same as the underlying stock. Therefore, there would be virtually no impact on the Company's net loss or net loss per share.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
================================================================================

         b.       Common Stock Warrants

                           Common stock warrants outstanding at September 30,
1998, consist of the following:

-----------------------------------------------------------------------------------------------------------------
        Issuance                           Expiration Date                    Amount          Price Per Share
-----------------------------------------------------------------------------------------------------------------
Acquisition of Sustainable               September 30, 2000                   50,000                       $3.50
-----------------------------------------------------------------------------------------------------------------
Consulting Agreements                      May 8, 2001 to                    160,000                       $3.50
                                           October 1, 2001
-----------------------------------------------------------------------------------------------------------------
Consulting Agreement                     September 30, 2001                   10,000                      $10.00
-----------------------------------------------------------------------------------------------------------------
8% Debenture Holders and                September 11, 2001 to                186,470                   $4.386 to
Placement Agents (I.)                       June 8, 2002                                                  $10.81
-----------------------------------------------------------------------------------------------------------------
$145,000 Note Warrants                    November 20, 2003                  263,638                        $.55
-----------------------------------------------------------------------------------------------------------------

         (1.)     Common Stock Warrants Attached to Debenture

                  In connection with the issuance of the 8% convertible debentures in September 1996; a number of warrants were granted to the holders of the debentures, the agents, and subagents who placed the debentures.

                  With respect to the warrants granted to the debenture holders and subagents, the warrants were granted in three equal installments of September 11, 1996; November 26, 1996; and June 8,1997. These warrants will expire five years from the date of each installment: September 11, 2001; November 26, 2001; and June 8, 2002. The number of shares of common stock into which the warrants may be converted and the exercise price of the warrants were determined by (among other variables and future events) the amount of debentures still outstanding on each date of grant, and the average closing bid price of the Company's common stock for the five trading days immediately preceding each date of grant.

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

         (2.) Warrants Attached to $145,000 Notes. See Schedule IX--Short Term Borrowings.

         c.       Net Income Per Share

                           Net income per share was calculated on the basis of the weighted average number of shares outstanding which amounted to 2,951,688 (after reverse split--see
                           Note 2) for the year ended September 30, 1998 (1997 - 2,756,788; 1996 - 1,222,354). For the years ended
                           September 30, 1998, 1997, and 1996 the exercise of the options and warrants outstanding as at year end did not have a dilutive effect on the net income per share.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
================================================================================

12.      Income Taxes

         The Company has no current and deferred taxes payable. The Company and its subsidiary have significant tax losses to be applied against future income. The subsidiary Company's tax filings show net operating losses to be applied against future taxable income in the amount of approximately $27 million to be utilized in various years through 2009. The tax benefit of these losses is estimated to be approximately $10 million. No potential benefit of these losses has been recognized in the accounts.

13.      Contingencies

         Southland $263,000. This amount is reserved for the potential obligations of Westlands arising out of the Southland Drilling Company litigation. See Item 3, Legal Proceedings.

14.      Segmented Information

         Substantially all of the Company's operating activities are in oil and gas exploration and development in the United States which is considered to be the Company's domestic segment. In addition, the Company has a 100% owned subsidiary involved in the harvesting of timber Concessions in Guyana. There were no revenues from timber operations in 1997 and 1996. In 1998 revenues from timber operations were $46,369 and the net investment was $828,000.

         The following table identifies customers or the Company who purchased greater than ten percent of the oil and gas produced by the Company:

                                                            1998 PERCENTAGE OF    1997 PERCENTAGE OF
                                                               TOTAL SALES (%)       TOTAL SALES (%)
        Oil Production
                Pride Pipeline Company                              50.0%                  100%
                Kelly MacClaskey Oilfield Services, Inc.            11.9%
                Tri-Power Resources, Inc.                           31.8%

        Gas Production
                 Aquila Southwest Pipeline Corp.                    13.2%                  11.8%
                 Austin Chalk National Gas Marketing                14.5%                  12.3%
                 Southern Natural Gas                                                      72.5%


DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
================================================================================

 15.     Additional Information on Petroleum and Natural Gas Activities

                                                                                                 DEPRECIATION,
                                    PROPERTY                                      (1)            DEPLETION AND
                                  ACQUISITION $           EXPLORATION $       DEVELOPMENT $      AMORTIZATION $

               September 30,         $2,315,000             -----             $2,294,397            $1,145,000
               1998
               September 30,         $2,323,357             -----               $381,307              $497,951
               1997
               September 30,         -----                  -----                637,343               321,002
               1996

                           (1) Development costs include costs associated with the developed leaseholds as well as tangible and intangible well costs.

 16.     Employment Contracts and Commitments

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

         In connection with the acquisition of Deven and under the Stock Purchase Agreement dated October 1,1996, the Company agrees that should certain Deven officers be involuntarily terminated, other than in response to the Deven Officer's gross negligence, willful misconduct, ineptitude or inability to perform the duties of his position, ("Involuntary Personnel Action") on or before September 30, 2001 ("Coverage Period"), the said Deven Officer who was the object of said Involuntary Personnel Action shall be entitled to receive a sum equal to 150% of the aggregate base salary plus the cash equivalent of all benefits for the period of time between the date of the Involuntary Personnel Action and the remaining portion of the Coverage Period ("Settlement Consideration").

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

 17.     Litigation Settlement

         In April 1997, the Company commenced an Adversary Action styled Daleco Resources Corporation v. Reserve Production Inc., Liquidating Trust and Leonard Pipkin, Trustee, in the United States Bankruptcy Court for the Eastern District of Texas, Tyler Division, Case No. 97-6036. The case was commenced to enforce the Company's rights under that certain Asset Purchase Agreement dated December 20, 1996 (Asset Purchase Agreement) as approved by the Bankruptcy Court on February 13, 1997. In the

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
================================================================================

         Adversary Action, the Company alleged that the defendants' had failed to meet their conditions to Closing under the Asset Purchase Agreement and were thus required to refund the Company's $100,000 Earnest Money Deposit and pay for the reworking of the Jody Well. Subsequent to the commencement of the Company's adversary action, a case was commenced in the United States District Court for the Eastern District of Texas, Tyler Division, styled Reserve Production Liquidating Trust v. Daleco Resources Corporation, Westlands Resources Corporation, David F. Lincoln, Gary J. Novinskie and C. Warren Trainor, C.A. No.: 6:97 CV 705 ("District Court Action"). The District Court Action was in essence a counter claim against the Company and three of is directors asserting matters which should have been addressed in an answer to the Adversary Action. The Company filed a motion to dismiss the District Court Action; however, prior to ruling on the Company's Motion, the Adversary Action was resolved through Court mandated mediation. Under the terms of the settlement, the Company's Earnest Money Deposit was returned and the Reserve Production Inc., Liquidating Trust, Reserve Production Liquidating partnership, and Leonard Pipkin, trustee, were required to resolve all outstanding claims for the reworking of the Jody Well.

         The Company incurred $224,875 in costs to settle this litigation.

 18.     Acquisitions

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

         Mid Continent:
         --------------

                           On March 27, 1998, but affective as of November 1, 1997, Tri-Coastal Energy acquired in the States of Kansas and Oklahoma consisting of 298 wells, 6,409 gross and 4,828 net acres. The purchase price for the acquisition was $2,315,000. The purchase was funded by an Amendment to the Heller Transaction which increased the Heller Transaction Loan Commitment to $19,000,000. An additional $2,294,397 was drawn down by Tri-Coastal at closing for development of the Mid-Continent properties.

19.      Subsequent event

         On December 18, 1998, an unaffiliated company agreed to purchase 1,848,566 shares of common stock for $9 Million. The Company has not yet received the proceeds on this sale and no assurance is given to the eventual consummation of this transaction.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and
Stockholders of Daleco Resources Corporation


The audit referred to in our report to the Board of Directors and Stockholders of Daleco Resources Corporation and subsidiaries dated April 16, 1999, relating to the consolidated financial statements of Daleco Resources Corporation and subsidiaries included the audit of Schedule V, VI, and IX, found on pages 52, 53, and 54, respectively, for the year ended September 30, 1998. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audit.

In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the Fiscal 1998 information set forth therein.

The accompanying financial statements schedules for the year ended September 30, 1997 and prior were not audited by us, and accordingly, we do not express an opinion on them.



                                                 Jay J. Shapiro, C.P.A.
                                                 A Professional Corporation

Encino, California
April 16, 1999

DALECO RESOURCES CORPORATION
SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT YEARS ENDED SEPTEMBER 30, 1998, 1997
             and 1996 (EXPRESSED IN THOUSANDS)
================================================================================
                                                    YEAR ENDED
                                                    SEPTEMBER 30
                                       1998            1997            1996
Acreage Cost

Proven Lease Acreage
Balance - Beginning of year          $ 3,757         $ 2,428         $ 2,364
Additions                              2,315           1,329              64
Disposal                                  --              --              --
                                     -------         -------         -------
Balance - End Of Year                  6,072           3,757           2,428
                                     -------

Proven Undeveloped Lease Acreage
Balance - Beginning of Year            1,906           1,906           2,065
Additions                                 --              --              --
Disposal                                  --              --            (159)
                                     -------         -------         -------
Balance - End of Year                  1,906           1,906           1,906
                                     -------         -------         -------

Well Costs
Balance Beginning of Year              2,501           1,506           1,485
Additions                              2,294             995             585
Disposal                                  --              --            (569)
                                     -------         -------         -------
Balance - End of Year                  4,795           2,501           1,506
                                     -------         -------         -------
TOTAL COST                           $12,773         $ 8,164         $ 5,840
                                     =======         =======         =======

DALECO RESOURCES CORPORATION
SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF PROPERTY,
              PLANT AND EQUIPMENT YEARS ENDED SEPTEMBER 30, 1998, 1997 and 1996 (EXPRESSED IN THOUSANDS)
================================================================================

                                                    YEAR ENDED SEPTEMBER 30
                                              1998          1997        1996
ACCUMULATED DEPRECIATION AND DEPLETION
Prove Lease Acreage
Balance - Beginning of Year                 $ 1,386       $ 1,088      $   891
Charge for the Year                             844           298          197
Disposal                                         --            --           --
                                            -------       -------      -------
Balance - End of Year                         2,230         1,386        1,088
                                            -------       -------      -------

Proven Undeveloped Lease Acreage
Balance Beginning of Year                       362           362          362
Charge for Year                                  --            --           --
Disposal                                         --            --           --
                                            -------       -------      -------
Balance - End of Year                           362           362          362
                                            -------       -------      -------

Well Costs
Balance - Beginning of Year                     826           626          708
Charge for Year                                 300           200          124
Disposal                                         --            --         (206)
                                            -------       -------      -------
Balance - End of Year                         1,126           826          626
                                            -------       -------      -------
TOTAL DEPRECIATION                          $ 3,718       $ 2,574       $2 076
                                            =======       =======      =======

DALECO RESOURCES CORPORATION
SCHEDULE IX - SHORT-TERM BORROWINGS FOR THE YEARS ENDED SEPTEMBER 30, 1998,
              1997 AND 1996
================================================================================

As of September 30, 1998, the Company had a $100,000 loan payable with First Regional Bank.

On July 21, 1998, the Company borrowed $145,000 from David F. Lincoln ($20,000), Dov Amir ($25,000), Patricia M. Trainor ($25,000) and Sonata Investment Company, Ltd. ($75,000). The loans were evidenced by Notes maturing on November 20, 1998 earning interest at the prime rate charged by the Huntingdon Bank, Columbus, Ohio, plus two percent (2%) per annum, computed on the basis of a 360 day year. After November 20, 1998, the notes earn interest at the rate of 18% per annum, computed on the basis of a 360 day year.

In addition to the Notes, the lenders were also given warrants for Company common stock, with an exercise price of $.55. Mr. Amir and Mrs. Trainor each received warrants for 45,455 shares, Mr. Lincoln received warrants for 36,364 shares, and Sonata Investment Company, Ltd. received warrants for 136,364 shares. Messrs. Amir and Lincoln are officers and directors of the Company. Mrs. Trainor is the wife of C. Warren Trainor, general counsel to the Company and a director. Sonata Investment Company, Ltd. is a lender to Sustainable Forest Industries (See Management's Discussion and Analysis).

There were no other short-term borrowings for the years ended September 30, 1997 and 1996.

DALECO RESOURCES CORPORATION
SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
================================================================================

This schedule has been omitted as the information is furnished in the income statement included with the consolidated financial statements.

DALECO RESOURCES CORPORATION
SUPPLEMENTAL INFORMATION (UNAUDITED) FOR THE YEARS ENDED
SEPTEMBER 30, 1998, 1997 AND 1996
================================================================================
ESTIMATED NET QUANTITIES OF PROVEN OIL AND GAS RESERVES

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

The following table shows the changes in the Company's net proved and proved developed oil and gas reserves for the year.

-------------------------------------------------------------------------------------------------------------------
                                     1998                               1997                             1996
-------------------------------------------------------------------------------------------------------------------
                           CRUDE OIL        NATURAL       CRUDE OIL       NATURAL       CRUDE OIL       NATURAL
                              AND             GAS            AND            GAS            AND            GAS
                          CONDENSATE         (MMCF)       CONDENSATE       (MMCF)       CONDENSATE      (MMCF)
                           (BARRELS)                      (BARRELS)                     (BARRELS)
-------------------------------------------------------------------------------------------------------------------
Proven
Developed and
Undeveloped
Reserves
-------------------------------------------------------------------------------------------------------------------
Balance -                  1,369,917         14,069         963,586         8,740         825,213        8,037
Beginning of Year
-------------------------------------------------------------------------------------------------------------------
Acquisition of               411,694          -----           -----         2,107           -----        -----
Reserves
-------------------------------------------------------------------------------------------------------------------
Disposition of                 -----          -----           -----         -----           -----        -----
Reserves
-------------------------------------------------------------------------------------------------------------------
Revision of                 (148,762)          (192)         421,802         3,368         155,992          909
Previous
Estimates
-------------------------------------------------------------------------------------------------------------------
Production for               (69,918)          (349)        (15,471)         (146)        (17,637)        (206)
Year
-------------------------------------------------------------------------------------------------------------------
Balance - End of           1,562,931         13,912       1,369,917        14,069         963,586        8,740
                           =========         ======       =========        ======         =======        =====
Year
-------------------------------------------------------------------------------------------------------------------
Proved                       260,973          2,963         125,013         2,311         112,963          751
                             =======          =====         =======         =====         =======          ===
Developed
Reserves as at
September 30
-------------------------------------------------------------------------------------------------------------------

DALECO RESOURCES CORPORATION
SUPPLEMENTAL INFORMATION (UNAUDITED)
AS AT SEPTEMBER 30, 1998, 1997 AND 1996
================================================================================

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




STANDARDIZED MEASURE OF DISCOUNTED NET CASH INFLOWS AS AT SEPTEMBER 30, 1998, 1997, AND 1996.

-------------------------------------------------------------------------------------------------------
                                                           1998              1997              1996
-------------------------------------------------------------------------------------------------------
Future cash inflows                                     $53,813,143       $64,556,336      $42,084,331
-------------------------------------------------------------------------------------------------------
Future production costs                                  (9,122,759)       (8,725,086)      (8,488,124)
-------------------------------------------------------------------------------------------------------
Future development costs                                (18,820,392)      (19,973,342)      (6,585,758)
-------------------------------------------------------------------------------------------------------
Future income tax expense*                                    -----             -----            -----
                                                              -----             -----            -----
-------------------------------------------------------------------------------------------------------
                                                         25,869,992        35,857,908      27,010,,449
-------------------------------------------------------------------------------------------------------
Discount factor at 10%                                  (12,852,015)       (13,377,937)      (9,155,787)
-------------------------------------------------------------------------------------------------------
Standardized Measure of Future Net Cash Flows           $13,017,977       $22,479,971      $17,854,662
                                                        ===========       ===========      ===========
-------------------------------------------------------------------------------------------------------

* The Company presently has approximately $27 million of loss carry forwards. Based on these carry forwards no future taxes payable have been included in the determination of future new cash inflows. Future head office general and administrative expenses have been excluded from the cash flows.

DALECO RESOURCES CORPORATION
SUPPLEMENTAL INFORMATION (UNAUDITED)
AS AT SEPTEMBER 30, 1998, 1997 AND 1996
================================================================================

Summary in Changes in Standardized Measure of Discounted Future Net Cash Flows.

                                                      1998             1997              1996
        Balance - Beginning of Year               $22,479,971      $17,854,662       $13,402,604
        Increase (decrease) in future
          net cash flows:
            Sales for the year net of
              related costs                          (418,852)        (684,255)         (577,911)
            Revisions to estimates of
              proved reserves                     (10,678,066)       3,723,618         5,207,897
        Acquisition of Reserves                     1,634,924        1,585,946
        Extensions and discoveries
          Net of related costs:
            Sales of reserves in place                  -----            -----          (177,928)
                                                        -----            -----         ---------
        Balance - End of Year                     $13,017,977      $22,479,971       $17,854,662
                                                  ===========      ===========       ===========

ITEM 8   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE

                  None.

                                    PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The following table sets forth the shares of Common Stock of the Company beneficially owned as of the Record Date by each officer and director of the Company and by officers and directors as a group:

========================================================================================================================
                                                                                     AMOUNT OF             PERCENT
    CLASS OF                         NAME, AGE AND POSITION                         BENEFICIAL            OF CLASS
      STOCK                             WITH THE COMPANY                             OWNERSHIP               (%)
                                                                                     (SHARES)
========================================================================================================================
     Common         Gary J. Novinskie (48)                                          107,724(1)              3.2%
                    Director, President and Chief Operating Officer
========================================================================================================================

     Common         Dov Amir (74)                                                   300,109(2)              9.0%
                    Chairman of the Board of  Directors  and Chief  Executive
                    Officer
========================================================================================================================

     Common         David F. Lincoln (42)                                           283,682(3)              8.5%
                    Vice   Chairman  of  the  Board  of  Directors  and  Vice
                    President
========================================================================================================================

     Common         C. Warren Trainor (53)                                           75,955(4)              2.3%
                    Director
========================================================================================================================

     Common         All Directors and Officers of the Company as a Group            768,970(5)             22.8%
========================================================================================================================

(1) The stock ownership of Mr. Novinskie includes: warrants to purchase 20,000 shares of Daleco Common Stock on or before October 1, 2001 at $3.50 per share; 80,000 options to purchase shares of Daleco Common Stock on or before November 12, 2002 at $2.1875 per share; plus 7,724 shares owned directly.

(2) The stock ownership of Mr. Amir includes: 239,582 shares owned directly; 73 shares owned by the Amir Family Trust, dated May 13, 1991; 15,000 shares which are subject to acquisition pursuant to an option to purchase such shares on or before January 6, 2000 at $2.50 per share and warrant for 45,455 shares at $.55 which expire November 20, 2003.

(3) The stock ownership of Mr. Lincoln consists of 190,500 shares and warrants for 75,000 shares at $3.50 which expire October 1, 2001 and warrants for 18,182 shares at $.55 which expire on November 20, 2003. Mr. Lincoln is Vice Chairman of the Board of Directors and a Vice President of the Company. Formerly, Mr. Lincoln was the Chairman of the Board and Chief Executive Officer of Deven Resources, Inc. Mr. Lincoln is also a managing director of EnerTech Capital Partners, a private equity investment firm.

(4) Mr. Trainor's stock ownership consists of 500 shares owned by him directly and 30,000 options to purchase shares of Daleco Common Stock on or before November 12, 2002 at $2.1875 per share. The options are held by FRW, LLC, a limited liability company of which Mr. Trainor is a one-third member. Mr. Trainor's wife has warrants for 45,455 shares at $.55 per share which expire on November 20, 2003. Mr. Trainor disclaims beneficial ownership of both the options and warrants.

(6)      This group consists of four persons.

Section 16(a) Compliance

         Based solely upon a review of Forms 3 and 4 during the fiscal year ending September 30, 1998 and Form 5 forwarded to the Company with respect to the fiscal year ended September 30, 1998, there were no late filing of reports by any party required to have filed same.

         The executive officers of the Company are as follows:

===================================================================================================
          NAME AND AGE                                                  OFFICE HELD
===================================================================================================
Dov Amir (74)                        Chairman of the Board and Chief Executive Officer (1)
===================================================================================================

Gary J. Novinskie (48)               President and Chief Operating Officer and Director (1)
===================================================================================================

David F. Lincoln (42)                Vice Chairman of the Board of Directors (1)
===================================================================================================

Edward J. Furman (44)                Treasurer
===================================================================================================

Jody Spencer (54)                    Secretary
===================================================================================================

(1) See "SECURITY OWNERSHIP OF MANAGEMENT" for positions held and experience.

                             EXECUTIVE COMPENSATION
                             ----------------------

Item 10

         For the period ending September 30, 1998 the Company had five (5) full-time employees. The following table sets forth the compensation paid its three (3) highest paid officers for the past three (3) years.

                                                   Summary Compensation Table
------------------------------------------------------------------------------------------------------------------------
                                                                      Long Term Compensations
------------------------------------------------------------------------------------------------------------------------
                                 Annual Compensation                    Awards               Payouts
------------------------------------------------------------------------------------------------------------------------
                                                                        Awards               Payouts
------------------------------------------------------------------------------------------------------------------------
     (a)           (b)       8         (d)          (e)           (f)            (g)           (h)           (I)
------------------------------------------------------------------------------------------------------------------------
    Name and                                                                  Securities
    Principal                                   Other Annual  Restricted      Underlying      LTIP          All other
    Position       Year    Salary     Bonus     Compensation     Stock       Options/SARs    Payouts     Compensation
                            ($)        ($)          ($)        Award(s)          (#)           ($)           ($)
                                                                  ($)
------------------------------------------------------------------------------------------------------------------------
Dov         Amir   1996    96,000       0          14,100          0              0             0             0
President
------------------------------------------------------------------------------------------------------------------------

Dov         Amir   1997    99,000       0          14,100          0              0             0             0
President
------------------------------------------------------------------------------------------------------------------------

Dov         Amir   1998    99,000       0          14,100          0              0             0             0
President
------------------------------------------------------------------------------------------------------------------------

Louis     Erlich   1996    96,000       0          14,100          0              0             0             0
Chairman  of the
Board  and  Vice
President
------------------------------------------------------------------------------------------------------------------------

Louis     Erlich   1997    99,000       0          14,100          0              0             0             0
Chairman  of the
Board  and  Vice
President
------------------------------------------------------------------------------------------------------------------------

Gary J.            1997   100,000       0            0             0           800,000          0             0
Novinskie
President
------------------------------------------------------------------------------------------------------------------------
Gary J.            1998   100,000       0            0             0              0             0             0
Novinskie
President
========================================================================================================================

1. As of March 1, 1997, the Company's management agreement with Haly Corporation was terminated, with Messrs. Amir and Erlich becoming employees of Daleco. All accounting and other functions of the Company relating to its management were relocated to the Company's office in Wayne, Pennsylvania from Haly's offices in California. Messrs. Amir and Erlich's offices remain, however, in California. Mr. Amir and Erlich are reported as if they had been employees of Daleco for the entirety of Fiscal 1997.

2.       Mr. Erlich resigned as an officer of the Company as of January 1, 1998.


                                      -60-
ITEM 11

                           COMPENSATION OF DIRECTORS
                           -------------------------

         On December 6, 1996, the Board of Directors unanimously voted to abolish fees for Directors, but agreed to reimburse Directors for travel and lodging, if any, actually incurred by a Director in conjunction with his attendance at a meeting of the Board. In Fiscal 1997, the Company incurred $833.74 of costs, reimbursable to Directors, in connection with Directors attendance at Board Meetings.

ITEM 12  RELATED TRANSACTIONS
None

ITEM 13  EXHIBITS AND REPORTS ON FORM 10-KSB

         (A) The following exhibits are filed as part of this report:

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

10.3 Acquisition Agreement among Registrant and Haly Corporation dated September 29, 1997.

16.      Letter on Change in Certifying Accountant.

         (a) The Company filed a Form 8-K on March 18, 1999 and a First Amendment on Form 8-K on May 5, 1999 relating to the change of certifying accountants.

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

                  (B) The Company filed a Form 8-K on October 17, 1995, October 23, 1995, November 15, 1995, and October 7, 1996. The Company did not file any reports on Form 8-K during the fourth quarter of Fiscal Year 1997.

                                   SIGNATURES


                  In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            DALECO RESOURCES CORPORATION



Dated:  May         , 1999       By: /s/ Gary J. Novinskie
            --------                 -------------------------------------------
                                     Gary J. Novinskie, President

In accordance with the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Dated:  May         , 1999       By: /s/ Gary J. Novinskie
            --------                 -------------------------------------------
                                     Gary J. Novinskie, Director, President, COO


Dated:  May         , 1999       By: /s/ Edward J. Furman
            --------                 -------------------------------------------
                                     Edward J. Furman, Chief Financial Officer


Dated: May         , 1999        By: /s/ Dov Amir
           --------                  -------------------------------------------
                                     Dov Amir, Chairman of the Board of
                                     Directors, and Chief Executive Officer


Dated: May         , 1999        By: /s/ David F. Lincoln
           --------                  -------------------------------------------
                                     David F. Lincoln, Vice Chairman of the
                                     Board of Directors and Vice President


Dated: May         , 1999        By: /s/ C. Warren Trainor, Esquire
           --------                  -------------------------------------------
                                     C. Warren Trainor, Esquire, Director

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

10.3 Acquisition Agreement among Registrant and Haly Corporation dated September 29, 1997.

16.      Letter on Change in Certifying Accountant.

         (a) The Company filed a Form 8-K on March 18, 1999 and a First Amendment on Form 8-K on May 5, 1999 relating to the change of certifying accountants.

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


                                          DALECO RESOURCES CORPORATION



Dated:  May 14 , 1999            By: /s/ Gary J. Novinskie
        -------------                -------------------------------------------
                                     Gary J. Novinskie, President


In accordance with the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  May 14 , 1999            By: /s/ Gary J. Novinskie
        -------------                -------------------------------------------
                                     Gary J. Novinskie, Director, President, COO


Dated:  May 14 , 1999            By: /s/ Edward J. Furman
        ------------                 -------------------------------------------
                                     Edward J. Furman, Chief Financial Officer


Dated: May 14 , 1999             By: /s/ Dov Amir
       ------------                  -------------------------------------------
                                     Dov Amir, Chairman of the Board of
                                     Directors, and Chief Executive Officer


Dated: May 14 , 1999             By: /s/ David F. Lincoln
       ------------                  -------------------------------------------
                                     David F. Lincoln, Vice Chairman of the
                                     Board of Directors and Vice President


Dated: May 14 , 1999             By: /s/ C. Warren Trainor, Esquire
       ------------                  -------------------------------------------
                                     C. Warren Trainor, Esquire, Director