Form 10QSB
period 1998-12-31
DALECO RESOURCES CORP
filed 1999-05-21
CIK 746967

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998
                               -----------------

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number 0-12214
                       -------

                          DALECO RESOURCES CORPORATION
              ----------------------------------------------------
              Name of small business issue as specified in Charter


Delaware                                     23-2860739
--------                                     ----------
(State or other jurisdiction                (IRS Employer Identification Number)
of incorporation or organization)

435 Devon Park Drive, Suite 410
Wayne, Pennsylvania 19087                    (610) 254-4199
-------------------------                    --------------
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

3,102,574 shares of common stock as of February 1, 1999

                                      INDEX


                                                                           PAGE
PART I   FINANCIAL INFORMATION

   ITEM 1         FINANCIAL STATEMENTS (Unaudited).........................  3
                  Consolidated Balance Sheets..............................  3
                  Consolidated Statement Of Income.........................  4
                  Consolidated Statement Of Deficit........................  5
                  Consolidated Statement Of Cash Flow......................  6
                  Notes to Consolidated Financial Statements...............  7

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS......................

PART II  OTHER INFORMATION

ITEM 6   Exhibits and Reports on Form 8-K

SIGNATURES

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1998 AND 1997 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                                                                       1998                      1997
ASSETS
Current Assets
         Cash and cash equivalents                                                $    289,316              $    560,551
         Accounts receivable                                                           253,781                   261,889
         Other                                                                          11,474                    11,474
                                                                                  ------------              ------------
                           Total Current Assets                                        554,571                   833,914
Oil and gas properties and equipment (note 3)                                        8,989,930                 7,018,296
Property and equipment                                                                  32,632                    57,632
Timber rights (note 4)                                                                 828,342                 1,028,342
Mineral properties (note 5)                                                               --                      23,973
Goodwill (note 15)                                                                     137,693                   709,191
Debt Issue Costs                                                                       322,815                   559,815
                                                                                  ------------              ------------
                           Total Assets                                           $ 10,865,983              $ 10,231,163
                                                                                  ============              ============
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities                                          $  2,316,035              $  1,113,933
Current portion of long-term debt                                                      200,000                   200,000
Drilling deposits                                                                         --                     613,408
Due to related parties (note 7)                                                        433,829                   349,590
                                                                                  ------------              ------------
                           Total Current Liabilities                              $  2,949,864              $  2,276,931
Long-term debt (note 9)                                                              6,285,054                 2,888,646
Debentures (note 8)                                                                       --                      60,000
                                                                                  ------------              ------------
                           Total Liabilities                                         9,234,918                 5,225,577
                                                                                  ------------              ------------
Commitments and Contingencies (note 15 and 16)
Shareholders' Equity
         3,078,548 Common shares,
         (2,776,788-1997) par value $0.01 per share                                     30,785                    27,768
         160,000 Preferred Shares, par value $0.01 per share (note 6)                      160                       160
         Additional Paid in Capital                                                 14,389,998                14,103,912
         Accumulated deficit                                                       (12,789,878)               (9,126,256)
                                                                                  ------------              ------------
                           Total Shareholders' Equity                                1,631,065                 5,005,586
                                                                                  ------------              ------------
                           Total Liabilities and Shareholders' Equity             $ 10,865,983              $ 10,231,163
                                                                                  ============              ============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF LOSS FOR THE THREE MONTHS
ENDED DECEMBER 31, 1998 AND 1997 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                                                       1998                 1997

Gross Operating Revenue                                            $ 436,819              $ 568,782
Less:    Lease operating expense                                     277,981                109,440
         Severance taxes                                               6,125                  8,639
         Depletion, depreciation and amortization                     65,000                 75,000
         Net profits interest and related expenses                   235,206                284,891
                                                                   ---------              ---------
         Net income (loss) from oil and gas operations              (147,493)                90,812
                                                                   ---------              ---------
Timber sales                                                          27,573                   --
Timber operating costs                                                33,114                 85,433
                                                                   ---------              ---------
Net loss from timber operations                                       (5,541)               (85,433)
                                                                   ---------              ---------
Administrative expense                                               180,818                221,361
Amortization of debenture issue costs                                 50,000                  9,250
Interest expense                                                     165,778                 61,024
Amortization of goodwill                                             100,000                104,166
                                                                   ---------              ---------
                                                                     496,596                395,801

Other Income
Management and administrative fees                                   122,445                 86,129
                                                                   ---------              ---------
Net Loss for the Period                                            $(527,185)             $(304,293)
                                                                   =========              =========
Basic and Fully Diluted Net Loss per Common Share                  $   (0.18)             $   (0.10)
                                                                   =========              =========





                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF DEFICIT FOR THE THREE MONTHS
ENDED DECEMBER 31, 1998 AND 1997 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                               1998                   1997

Deficit - Beginning of Period             $(12,242,693)          $ (8,801,963)
Net loss for the period                       (527,185)              (304,293)
Dividends on Preferred Stock                   (20,000)               (20,000)
                                          ------------           ------------
Deficit - End of Period                   $(12,789,878)          $ (9,126,256)
                                          ============           ============





















                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE THREE MONTHS
ENDED DECEMBER 31, 1998 AND 1997 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                                                    1998                    1997
Operating Activities
Net loss for the period                                        $  (527,185)             $  (304,293)
Items not affecting working capital
         Depletion, depreciation, and amortization                 165,000                  179,166
         Amortization of debt issue costs                          100,000                    9,250
                                                               -----------              -----------
                                                                  (262,185)                (115,877)
Decrease in accounts receivable                                     85,236                   46,694
(Decrease) increase in accounts payable                            275,923                  (18,502)
Increase in advances received on well costs                             --                  345,408
Cash provided (used) for operating activities                       98,974                  257,723
                                                               -----------              -----------
Investing Activities
Drilling and lease acquisition costs incurred                           --               (1,502,763)
                                                               -----------              -----------
Cash used for investing activities                                      --               (1,502,763)
                                                               -----------              -----------
Financing Activities
Increase in amounts due to related parties                          18,000                       --
Dividends Paid                                                     (20,000)                 (20,000)
Proceeds from long-term debt                                            --                1,298,831
                                                               -----------              -----------
Cash provided (used) for financing activities                       (2,000)               1,278,831
                                                               -----------              -----------
Increase in Cash and Cash Equivalents                               96,974                   33,791
Cash and Cash Equivalents - Beginning of Period                    192,342                  526,760
                                                               -----------              -----------
Cash and Cash Equivalents - End of Period                      $   289,316              $   560,551
                                                               ===========              ===========







                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 1998 AND 1997 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

1.       CONTINUED OPERATIONS

                   The financial statements have been prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate it assets. As of December 31, 1998 the Company has reported a loss of $527,185 and had negative working capital of $2,395,293. The ability of the Company to meet these liabilities and total liabilities of $9.3 Million and to continue as a going concern is dependent upon the availability of future funding, the successful completion of its drilling projects (see Note 5), and achieving profitable timber operations (see Note 4).

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 1998 AND 1997 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

         g.       Debt Issue Costs

                           Debt issue costs as of December 31, 1998 and 1997, represent those associated with the Heller Financial, Inc. loan (see Note 9) and will be amortized over a period of five years.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 1998 AND 1997 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 1998 AND 1997 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

 3.      Oil and Gas and Equipment

                                                                     1998            1997
                                                                     ----            ----
Proven lease acreage costs                                       $ 6,071,637     $ 5,259,400

Proven undeveloped lease acreage costs                             1,906,220       1,906,220

Well costs                                                         4,795,605       2,501,208
                                                                 -----------     -----------
                                                                 $12,773,462     $ 9,666,828
Accumulated depletion, depreciation and amortization               3,783,532       2,648,532
                                                                 -----------     -----------
                                                                 $ 8,989,930     $ 7,018,296
                                                                 ===========     ===========

4.       Timber Rights Acquisition

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

5.       Mineral Properties

         In February 1995, the Company acquired 109 mining claims from shareholders of the Company for $15,673 representing their cost to acquire the claims. Additional costs of $8,300 were incurred during fiscal 1997 to maintain these claims. The claims were not renewed and written-off during Fiscal 1998.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 1998 AND 1997 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

6.       Notes Payable

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

         During fiscal 1998, the Company borrowed $145,000 from four (4) persons. The debt was evidenced by Notes which matured on November 21, 1998. The Notes earned interest at 2% over the prime rate charged by the Huntingdon National Bank of Columbus, Ohio, through the maturity date, and 18% thereafter. The Noteholders were also given warrants. (See Note 10(b)--Warrants).

7.       Due to (from) Related Parties

                                                                    1998              1997
                  Net due (from) to Amir and Erlich
                           Bearing interest at prime +3%           $91,062            91,062
                           Bearing interest at 7%                  342,767           258,528
                                                                   -------           -------
                                                                  $433,829          $349,590
                                                                  ========          ========

         The amounts due to Haly Corporation were eliminated through the acquisition of Haly as of September 30, 1997 (see Note 18). Amir and Erlich are officers and shareholders of the Company. These amounts have no fixed repayment terms.

8.       Debentures
                                                         1998          1997
                                                         ----          ----
                        8% Convertible                 $40,000       $60,000
                                                       -------       -------
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

         b.       8% Convertible Debentures

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 1998 AND 1997 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                           On September 11, 1996, the Company issued $1,310,000 worth of 8% convertible debentures with interest payable in stock only and accruing until conversion or redemptions after the term of two years. The placement agent's fees were 10% of the gross proceeds and 12,111 warrants at $10.07 expiring November 16, 2001. The debentures may be converted after a holding period of 45 days after closing at the lessor of: (1) the fixed conversion price ($1 0.171875), or (2) 75% of the average closing bid price for the five trading days immediately preceding the date of conversion. As of December 31, 1998, $1,270,000 of the 8% debentures had been converted into 843,081 common shares.
9.       Debt
         Long-term debt of the Company consists of the following:

         a.       Heller Financial, Inc.

                           During the forth quarter of fiscal 1997, the Company entered into an arrangement with Heller Financial, Inc. ("Heller") whereby Heller has agreed to provide the Company with up to $15,000,000 to rework existing horizontal wells, re-complete its vertical wells as horizontal wells, and develop additional acreage. Under the terms of the agreement, all of the properties of Westlands were transferred to a newly formed Limited Partnership, Tri-Coastal Energy, L.P., the general partner of which is Tri-Coastal Energy, Inc., (Tri-Coastal) and the sole limited partner of which is Westlands. Westlands is also the sole shareholder of Tri-Coastal. The amount outstanding under this arrangement as of December 31, 1998, was $5,835,054. Interest on the borrowings is at prime plus 2%. Principal is paid out of 85% of the net cash flow from the properties. Additional interest is payable from 50% of the net cash flow from these properties after the payment of principal.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 1998 AND 1997 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

         c.       PNC Bank Loan

                           During the fourth quarter of fiscal 1998, Deven Resources, Inc. obtained a term loan of $300,000 with interest at prime plus 12%. Principal is due at $25,000 per quarter. The loan is secured by specific properties owned by Deven.

         The Company is in default under these debt obligations currently.

         d.       First Regional Bank

                           As of December 31, 1998, the Company assumed a $100,000 loan with First Regional Bank when it acquired Haly Corporation. Interest is at 6.9% and the loan matures in 1999. The loan is secured by personal assets of an officer of the Company.

10.      Capital Stock

                                                                        SHARES
                                                      -------------------------------------------
                                                       NUMBER OF COMMON       NUMBER OF PREFERRED
                                                      SHARES, PAR VALUE          SHARES PAR VALUE         DOLLAR
                                                        $0.01 PER SHARE           $0.01 PER SHARE         AMOUNT
Authorized                                                   20,000,000                10,000,000
                                                             ----------                ----------
Balance as at September 30, 1996                              1,315,485                               $8,860,984
Issued upon conversion of Debentures                            963,307                                1,424,133
Issued for acquisition of
Deven Resources, Inc.                                           260,000                                2,392,000
Issued for professional services rendered                       217,996                                  609,014
Issued upon conversion of Notes Payable                                                    16,000        800,000
                                                                                           ------
Balance as at September 30,1997                               2,756,788                    16 000     14,086,131
Issued for Professional Services Rendered                       194,900                     -----        273,377
                                                              ---------                              -----------
Fractional shares                                                  (46)                                      (5)
Balance as at September 30, 1998                              2,951,642                    16,000    $14,359,503
                                                              =========                    ======    ===========
Issued upon conversion of notes payable                         126,906                     -----         61,440
                                                                -------                     -----         ------
Balance as of December 31, 1998                               3,078,548                    16,000     14,420,943
                                                              =========                    ======     ==========


Upon re-domestication of the Company into the U.S. as of October 1,1997, par value was established at $0.01 per share for both common and preferred stock.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 1998 AND 1997 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

                                                      1998          1997
--------------------------------------------------------------------------
Outstanding and Exercisable
at beginning of year                                 35,000       700,000
--------------------------------------------------------------------------
Canceled                                             15,000     (350,000)
--------------------------------------------------------------------------
Granted                                             120,000         -----
--------------------------------------------------------------------------
Exercised                                             -----         -----
--------------------------------------------------------------------------
Outstanding and Exercisable
at end of year                                      140,000        35,000
                                                    =======        ======
--------------------------------------------------------------------------

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

                           For the proforma calculation, the fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model and the following assumptions for awards in 1995: zero dividend yield expected volatility of 119.64%, risk -free interest rate of 7.84%, and expected life of 5 years. Using these assumptions, the grant-date fair value per share of the options granted in 1995 was $1.80.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 1998 AND 1997 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

         b.       Common Stock Warrants

                           Common stock warrants outstanding at December 31, 1999, consist of the following:

---------------------------------------------------------------------------------------------
     Issuance                      Expiration Date               Amount       Price Per Share
---------------------------------------------------------------------------------------------
Acquisition of Sustainable        September 30, 2000              50,000           $3.50
---------------------------------------------------------------------------------------------
Consulting Agreements               May 8, 2001 to               160,000           $3.50
                                    October 1, 2001
---------------------------------------------------------------------------------------------
Consulting Agreement              September 30, 2001              10,000          $10.00
---------------------------------------------------------------------------------------------
8% Debenture Holders and         September 11, 2001 to           186,470       $4.386 to
Placement Agents (1.)                June 8, 2002                                 $10.81
---------------------------------------------------------------------------------------------
$145,000 Loan                      November 20, 2003             263,638            $.55
---------------------------------------------------------------------------------------------

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

         c.       Net Income Per Share

                           Net income per share was calculated on the basis of the weighted average number of shares outstanding which amounted to 3,078,548 for the period ended December 31, 1998. For the period ended December 31, 1998 the exercise of the options and warrants outstanding as at year end did not have a dilutive effect on the net income per share.

12.      Income Taxes

         The Company has no current and deferred taxes payable. The Company and its subsidiary have significant tax losses to be applied against future income. The

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 1998 AND 1997 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

 14.     Litigation Settlement

         In April 1997, the Company commenced an Adversary Action styled Daleco Resources Corporation v. Reserve Production Inc., Liquidating Trust and Leonard Pipkin, Trustee, in the United States Bankruptcy Court for the Eastern District of Texas, Tyler Division, Case No. 97-6036. The case was commenced to enforce the Company's rights under that certain Asset Purchase Agreement dated December 20, 1996 (Asset Purchase Agreement) as approved by the Bankruptcy Court on February 13, 1997. In the Adversary Action, the Company alleged that the defendants' had failed to meet their conditions to Closing under the Asset Purchase Agreement and were thus required to refund the Company's $100,000 Earnest Money Deposit and pay for the reworking of the Jody Well. Subsequent to the commencement of the Company's adversary action, a case was commenced in the United States District Court for the Eastern District of Texas, Tyler Division, styled Reserve Production Liquidating Trust v. Daleco Resources Corporation, Westlands Resources Corporation, David F. Lincoln, Gary J. Novinskie and C. Warren Trainor, C.A. No.: 6:97 CV 705 ("District Court Action"). The District Court

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 1998 AND 1997 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

         Action was in essence a counter claim against the Company and three of is directors asserting matters, which should have been addressed in an answer to the Adversary Action. The Company filed a motion to dismiss the District Court Action; however, prior to ruling on the Company's Motion, the Adversary Action was resolved through Court mandated mediation. Under the terms of the settlement, the Company's Earnest Money Deposit was returned and the Reserve Production Inc., Liquidating Trust, Reserve Production Liquidating partnership, and Leonard Pipkin, trustee, were required to resolve all outstanding claims for the reworking of the Jody Well.

         The Company incurred $224,875 in costs to settle this litigation.

 15.     Acquisitions

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

         Mid Continent:

                           On March 27, 1998, but affective as of November 1, 1997, Tri-Coastal Energy acquired in the States of Kansas and Oklahoma consisting of 298 wells, 6,409 gross and 4,828 net acres. The purchase price for the acquisition was $2,315,000. The purchase was funded by an Amendment to the Heller Transaction, which increased the Heller Transaction Loan Commitment to $19,000,000. An additional $2,294,397 was drawn down by Tri-Coastal at closing for development of the Mid-Continent properties.

16.      Subsequent event

         On December 18, 1998, an unaffiliated company agreed to purchase 1,848,566 shares of common stock for $9 Million. The Company has not yet received the proceeds on this sale.

ITEM 2 -          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  -----------------------------------------------------------
                  AND RESULTS OF OPERATIONS.
                  --------------------------

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

                  All phases of the Company's operations are subject to influences outside of the Company's control. Any one, or a combination, of these factors could materially affect the results of the Company's operations. These factors include: competitive pressures, inflation, trade restrictions, interest rate fluctuations and other capital market conditions, weather, future and options trading in, and the availability of natural resources and services from other sources. Forward-looking statements are made by or on behalf of the Company's knowledge of its business and the environment in which it operates, but because of the factors listed above, as well as other environmental factors over which the Company has no control, actual results may differ from those in the forward-looking statements. Consequently, all of the forward-looking statements made are qualified in their entirety by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effect on the business and/or operations of the Company.

                  The Company's performance during its first fiscal Quarter ended December 31, 1998, was influenced by a variety of factors:

                           -Oil prices remained depressed, which resulted in a
                            net loss from oil and gas operations. The Company, like most domestic independents, is unable to influence the price of oil. The announcements by OPEC of its intent to reduce production and thus increase the demand for oil on a worldwide basis should, if it occurs, materially benefit the Company through the resultant increase in oil pricing.

                           -. In the second quarter of Fiscal 1998, the Company
                            acquired properties in Oklahoma and Kansas adding a total of 298 new wells. This addition resulted in an increase in operating expenses over the comparable period in Fiscal 1998.

                           -The Company's timber subsidiary, Sustainable Forest
                            Industries continues to attempt to market Guyana woods domestically. To date, while there has been a tremendous interest shown in the potential for Guyana woods, especially in the railroad industry, no substantial contracts have been obtained.

                           -On December 18, 1998, the Company entered into a
                            contract with Infinite Networks Corporation whereby the Company agreed to sell 1, 848,566 shares of common stock for $9 Million. This agreement has yet to be consummated. The closing of this transaction will enable the Company to move forward with planned development of its existing assets, acquire additional assets, retire its preferred stock and bring current all outstanding payables.


PART II.     OTHER INFORMATION

ITEM 6       Exhibits and Reports on Form 8-K

             None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          DALECO RESOURCES CORPORATION



Date:  May 20, 1999                                /s/ Gary J. Novinskie
                                                   ---------------------------
                                                   Gary J. Novinskie
                                                   President


Date:  May 20, 1999                                /s/ Edward J. Furman
                                                   ---------------------------
                                                   Edward J. Furman
                                                   Chief Financial Officer