Form 10QSB
period 1999-03-31
DALECO RESOURCES CORP
filed 1999-06-02
CIK 746967

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999
                               --------------

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               -------------------  ------------------

Commission File Number 0-12214
                       -------

                          DALECO RESOURCES CORPORATION
             ------------------------------------------------------
              Name of small business issue as specified in Charter

Delaware                                   23-2860739
----------------------------------------   ------------------------------------
(State or other jurisdiction of            (IRS Employer Identification Number)
incorporation or organization)

435 Devon Park Drive, Suite 410
Wayne, Pennsylvania 19087                  (610) 254-4199
----------------------------------------   ------------------------------------
(Address of Principal Executive Offices)   (Issuer's telephone number)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution under a plan confirmed by court.
                                                                Yes     No
                                                                   ----   ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

3,102,574 shares of common stock as of May 1, 1999

                                      INDEX

                                                                          PAGE
PART I   FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS (Unaudited)...................................3
         Consolidated Balance Sheets........................................3
         Consolidated Statement Of Income...................................4
         Consolidated Statement Of Deficit..................................5
         Consolidated Statement Of Cash Flow................................6
         Notes to Consolidated Financial Statements.........................7

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS...............................18

PART II  OTHER INFORMATION

ITEM 6   Exhibits and Reports on Form 8-K..................................19

SIGNATURES ................................................................20

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 1999 AND 1998 - PREPARED BY MANAGEMENT (UNAUDITED)

=========================================================================================================
                                                                                1999                 1998
ASSETS
Current Assets
     Cash and cash equivalents                                          $    432,400         $    277,796
     Accounts receivable                                                     342,581              453,861
     Other                                                                    11,474               11,474
                                                                        ------------         ------------
                  Total Current Assets                                       786,455              743,131
Oil and gas properties and equipment (note 3)                              8,789,931            9,776,006
Property and equipment                                                        32,632               47,368
Timber rights (note 4)                                                       828,342            1,028,342
Mineral properties (note 5)                                                     --                 23,973
Goodwill (note 15)                                                            37,693              605,025
Debt Issue Costs                                                             272,815              559,815
                                                                        ------------         ------------
                  Total Assets                                          $ 10,747,868         $ 12,783,660
                                                                        ============         ============
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities                                $  2,670,118         $  2,041,317
Current portion of long-term debt                                            200,000              200,000
Due to related parties (note 7)                                              445,839              356,256
                                                                        ------------         ------------
                  Total Current Liabilities                             $  3,315,957         $  2,597,573
Long-term debt (note 10)                                                   6,285,054            5,554,783
Debentures (note 9)                                                             --                 60,000
                                                                        ------------         ------------
                  Total Liabilities                                        9,601,011            8,212,356
                                                                        ------------         ------------
Commitments and Contingencies (note 15 and 16)
Shareholders' Equity
     3,102,574 (1998--2,776,788) Common shares,
     par value $0.01 per share                                                31,026               27,770
     16,000 Preferred Shares, par value $0.01 per share (note 7)                 160                  160
     Additional Paid in Capital                                           14,388,255           14,103,912
     Accumulated deficit                                                 (13,272,584)          (9,560,538)
                                                                        ------------         ------------
                  Total Shareholders' Equity                               1,146,857            4,571,304
                                                                        ------------         ------------
                  Total Liabilities and Shareholders' Equity            $ 10,747,868         $ 12,783,660
                                                                        ============         ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF LOSS FOR THE PERIODS
ENDED MARCH 31, 1999 AND 1998 - PREPARED BY MANAGEMENT (UNAUDITED)

============================================================================================================================
                                                               Three Months Ended                  Six Months Ended
                                                             March 31,        March 31,         March 31,          March 31,
                                                               1999             1998             1999                1998
Gross Oil and Gas Operating Revenue                        $   379,916       $   627,977       $   816,735       $ 1,196,759
Less:    Lease Operating Expenses                              195,184           278,283           473,165           387,723
         Severance taxes                                         6,425            11,731            12,550            20,370
         Net Profits Interest and Related Expenses             167,043           236,470           402,249           521,361
         Depletion, depreciation and amortization               55,000            85,000           120,000           160,000
                                                           -----------       -----------       -----------       -----------
Net Income (Loss) from Oil and Gas Operations                  (43,736)           16,493          (191,229)          107,305
                                                           -----------       -----------       -----------       -----------
Timber Revenues                                                   --              22,032            22,032            26,573
Timber Operating Costs                                          21,867           100,548            54,981           185,981
                                                           -----------       -----------       -----------       -----------
Net Loss From Timber Operations                                (21,867)          (78,516)          (27,408)         (163,949)
                                                           -----------       -----------       -----------       -----------
Management and Administrative Expense                          153,844           111,080           276,289           197,209
Administration Expenses                                       (222,969)         (258,699)         (403,787)         (480,060)
Amortization of Debenture Issue Costs                          (50,000)           (9,250)         (100,000)          (18,500)
Amortization of Goodwill                                      (100,000)         (104,166)         (200,000)         (208,332)
Interest expense                                              (177,978)          (91,224)         (343,756)         (152,248)
                                                           -----------       -----------       -----------       -----------
TOTAL                                                         (397,103)         (352,259)         (771,254)         (661,931)
                                                           -----------       -----------       -----------       -----------
NET (LOSS)                                                 $  (462,706)      $  (414,282)      $  (989,891)      $  (718,575)
                                                           ===========       ===========       ===========       ===========
PRIMARY AND FULLY Diluted NET (LOSS)
  PER COMMON SHARE                                         $     (0.14)      $     (0.15)      $     (0.32)      $     (0.26)
                                                           ===========       ===========       ===========       ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF DEFICIT FOR THE PERIODS
ENDED MARCH 31, 1999 AND 1998 - PREPARED BY MANAGEMENT (UNAUDITED)

==========================================================================================================
                                                                                    1999              1998
Deficit - Beginning of Period                                              $(12,242,693)      $(8,801,963)
Net loss for the period                                                        (989,891)         (718,575)
Dividends on Preferred Stock                                                    (40,000)          (40,000)
                                                                           ------------       -----------
Deficit - End of Year                                                      $(13,272,584)      $(9,560,538)
                                                                           ============       ===========
































                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE PERIODS
ENDED MARCH 31, 1999 AND 1998 - PREPARED BY MANAGEMENT (UNAUDITED)

==========================================================================================================================
                                                             Three Months Ended                  Six Months Ended
                                                          March 31,         March 31,         March 31,        March 31,
                                                            1999             1998               1999             1998
OPERATING ACTIVITIES
Net (Loss)                                              $  (462,706)      $  (414,282)      $  (989,891)      $  (718,575)
Items not affecting Working Capital Depletion,
Depreciation, and Amortization and Write-Downs              205,000           198,416           470,000           386,832
                                                        -----------       -----------       -----------       -----------
                                                           (257,706)         (215,866)         (519,891)         (331,743)
(Increase) Decrease in Other Assets                            --                --                --                --
(Increase) Decrease in Receivables                          (88,800)         (191,972)           (3,564)         (145,278)
Increase (Decrease) in Accounts Payable                     497,580           927,384           773,503           908,882
Cash provided (used) for Operations                         151,074           519,546           250,048           431,861
                                                        -----------       -----------       -----------       -----------
INVESTMENT ACTIVITIES
Leasing Acquisition and Well Costs Incurred                    --          (3,455,104)             --          (4,612,459)
                                                        -----------       -----------       -----------       -----------
Cash provided from/(used for) Investing Activities             --          (3,455,104)             --          (4,612,459)
                                                        -----------       -----------       -----------       -----------
FINANCING ACTIVITIES
Increase in amounts due to Related Parties                   12,010             6,666            30,010             6,666
Dividends Paid                                              (20,000)          (20,000)          (40,000)          (40,000)
Proceeds From Long-Term Debt                                   --           2,666,137              --           3,964,968
                                                        -----------       -----------       -----------       -----------
Cash Provided From (used by) Financing Activities            (7,990)        2,652,803            (9,990)        3,931,634
                                                        -----------       -----------       -----------       -----------
NET INCREASE (DECREASE) IN CASH                             143,084          (282,755)          240,058          (248,964)
CASH - BEGINNING OF PERIOD                                  289,316           560,551           192,342           526,760
                                                        -----------       -----------       -----------       -----------
CASH - END OF PERIOD                                    $   432,400       $   277,796       $   432,400       $   277,796
                                                        ===========       ===========       ===========       ===========















                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED MARCH 31, 1999 AND 1998 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
1.       CONTINUED OPERATIONS

                   The financial statements have been prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate it assets. As of March 31, 1999 the Company has reported a loss of $989,891 and had negative working capital of $2,529,502. The ability of the Company to meet these liabilities and total liabilities of $9.3 Million and to continue as a going concern is dependent upon the availability of future funding, the successful completion of its drilling projects (see Note 5), and achieving profitable timber operations (see Note 4).

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED MARCH 31, 1999 AND 1998 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

         g.       Debt Issue Costs

                           Debt issue costs as of March 31, 1999 and 1998, represent those associated with the Heller Financial, Inc. loan (see Note 9) and will be amortized over a period of five years.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED MARCH 31, 1999 AND 1998 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED MARCH 31, 1999 AND 1998 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

 3.      Oil and Gas and Equipment

                                                                 1999               1998
                                                                 ----               ----

Proven lease acreage costs                                   $ 6,071,637         $ 6,359,400

Proven undeveloped lease acreage costs                         1,906,220           1,906,220

Well costs                                                     4,795,605           4,243,918
                                                             -----------         -----------
                                                             $12,773,462         $12,509,538
Accumulated depletion, depreciation and amortization           3,983,531           2,733,532
                                                             -----------         -----------
                                                             $ 8,789,931         $ 9,776,006
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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED MARCH 31, 1999 AND 1998 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

7.       Due to (from) Related Parties

                                                                                  1999              1998
                  Net due (from) to Amir and Erlich
                           Bearing interest at prime +3%                         $91,062            91,062
                           Bearing interest at 7%                                354,777           265,194
                                                                                --------          --------
                                                                                $445,839          $356,256
                                                                                ========          ========

         The amounts due to Haly Corporation were eliminated through the acquisition of Haly as of September 30, 1997 (see Note 18). Amir and Erlich are officers and shareholders of the Company. These amounts have no fixed repayment terms.

8.       Debentures
                                                           1999          1998
                                                           ----          ----
                           8% Convertible                 $30,000       $60,000
                           Debentures                     -------       -------


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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED MARCH 31, 1999 AND 1998 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

         b.       8% Convertible Debentures

                           On September 11, 1996, the Company issued $1,310,000 worth of 8% convertible debentures with interest payable in stock only and accruing until conversion or redemptions after the term of two years. The placement agent's fees were 10% of the gross proceeds and 12,111 warrants at $10.07 expiring November 16, 2001. The debentures may be converted after a holding period of 45 days after closing at the lessor of: (1) the fixed conversion price ($1 0.171875), or (2) 75% of the average closing bid price for the five trading days immediately preceding the date of conversion. As of March 31, 1999, $1,280,000 of the 8% debentures had been converted into 978,687 common shares.
9.       Debt
         Long-term debt of the Company consists of the following:

         a.       Heller Financial, Inc.

                           During the forth quarter of fiscal 1997, the Company entered into an arrangement with Heller Financial, Inc. ("Heller") whereby Heller has agreed to provide the Company with up to $15,000,000 to rework existing horizontal wells, re-complete its vertical wells as horizontal wells, and develop additional acreage. Under the terms of the agreement, all of the properties of Westlands were transferred to a newly formed Limited Partnership, Tri-Coastal Energy, L.P., the general partner of which is Tri-Coastal Energy, Inc., (Tri-Coastal) and the sole limited partner of which is Westlands. Westlands is also the sole shareholder of Tri-Coastal. The amount outstanding under this arrangement as of March 31, 1999, was $5,835,054. Interest on the borrowings is at prime plus 2%. Principal is paid out of 85% of the net cash flow from the properties. Additional interest is payable from 50% of the net cash flow from these properties after the payment of principal.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED MARCH 31, 1999 AND 1998 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

         c.       PNC Bank Loan

                           During the fourth quarter of fiscal 1998, Deven Resources, Inc. obtained a term loan of $300,000 with interest at prime plus 12%. Principal is due at $25,000 per quarter. The loan is secured by specific properties owned by Deven.

         The Company is in default under these debt obligations currently.

         d.       First Regional Bank

                           As of December 31, 1997, the Company assumed a $100,000 loan with First Regional Bank when it acquired Haly Corporation. Interest is at 6.9% and the loan matures in 1999. The loan is secured by personal assets of an officer of the Company.

10.      Capital Stock

                                                                        SHARES
                                                      ----------------------------------------------------
                                                       NUMBER OF COMMON                NUMBER OF PREFERRED
                                                      SHARES, PAR VALUE                   SHARES PAR VALUE         DOLLAR
                                                        $0.01 PER SHARE                    $0.01 PER SHARE         AMOUNT
Authorized                                                   20,000,000                         10,000,000
                                                             ----------                         ----------

Balance as at September 30, 1996                              1,315,485                                        $8,860,984
Issued upon conversion of Debentures                            963,307                                         1,424,133
Issued for acquisition of
Deven Resources, Inc.                                           260,000                                         2,392,000
Issued for professional services rendered                       217,996                                           609,014
Issued upon conversion of Notes Payable                                                             16,000        800,000
                                                             ----------                         ----------
Balance as at September 30,1997                               2,756,788                             16 000     14,086,131
Issued for Professional Services Rendered                       194,900                                 --        273,377
                                                             ----------                                       -----------
Fractional shares                                                   (46)                                               (5)
Balance as at September 30, 1998                              2,951,642                             16,000    $14,359,503
Issued upon conversion of notes payable                         150,932                                 --         59,938
                                                             ----------                         ----------    -----------
Balance as of March 31, 1999                                  3,102,574                             16,000     14,419,441
                                                              =========                         ==========     ==========


Upon re-domestication of the Company into the U.S. as of October 1,1997, par value was established at $0.01 per share for both common and preferred stock.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED MARCH 31, 1999 AND 1998 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

                                                       1999            1998
--------------------------------------------------------------------------------
Outstanding and Exercisable
at beginning of year                                  35,000          700,000
--------------------------------------------------------------------------------
Canceled                                              15,000        (350,000)
--------------------------------------------------------------------------------
Granted                                              120,000              --
--------------------------------------------------------------------------------
Exercised                                                --               --
                                                     -------        --------
--------------------------------------------------------------------------------
Outstanding and Exercisable
at end of year                                       140,000           35,000
                                                     =======        =========
--------------------------------------------------------------------------------



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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED MARCH 31, 1999 AND 1998 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

         b.       Common Stock Warrants

                           Common stock warrants outstanding at March 31, 1999, consist of the following:

------------------------------------------------------------------------------------------------------------------------------
           Issuance                          Expiration Date                            Amount              Price Per Share
------------------------------------------------------------------------------------------------------------------------------
Acquisition of Sustainable                  September 30, 2000                          50,000                          $3.50
------------------------------------------------------------------------------------------------------------------------------
Consulting Agreements                         May 8, 2001 to                           160,000                          $3.50
                                              October 1, 2001
------------------------------------------------------------------------------------------------------------------------------
Consulting Agreement                        September 30, 2001                          10,000                         $10.00
------------------------------------------------------------------------------------------------------------------------------
8% Debenture Holders and                   September 11, 2001 to                       186,470                      $4.386 to
Placement Agents (I.)                          June 8, 2002                                                            $10.81
------------------------------------------------------------------------------------------------------------------------------
$145,000 Loan                                November 20, 2003                         263,638                           $.55
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

         c.       Net Income Per Share

                           Net income per share was calculated on the basis of the weighted average number of shares outstanding which amounted to 3,102,574 for the period ended March 31, 1999. For the period ended December 31, 1998 the exercise of the options and warrants outstanding as at year end did not have a dilutive effect on the net income per share.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED MARCH 31, 1999 AND 1998 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED MARCH 31, 1999 AND 1998 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
                  --------------------------------------------------------------

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

                  The Company's performance during its second fiscal Quarter ended March 31, 1999, was influenced by a variety of factors:

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

                           -On December 18, 1998, the Company entered into a
                            contract with Infinite Networks Corporation whereby the Company agreed to sell 1,848,566 shares of common stock for $9 Million. This agreement has yet to be consummated. The closing of this transaction will enable the Company to move forward with planned development of its existing assets, acquire additional assets, retire its preferred stock and bring current all outstanding payables.

                  With the end of the fiscal quarter ending March 31, 1999, several elements which will affect the Company's future economic performance improved. For example, the crude oil prices received throughout the Company's operating areas began to firm in response to output restriction put in place by the OPEC nations. Early indications of price gains appear to be on the order of several net dollars per barrel produced. In addition, as of the quarter's end, approximately 97% of the originally booked goodwill has been amortized. The remaining booked goodwill of $37,000 represent only about 25% of the average quarterly charge taken during the current fiscal year.


PART II. OTHER INFORMATION
         -----------------

ITEM 6   Exhibits and Reports on Form 8-K

         None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          DALECO RESOURCES CORPORATION



Date:  June 1, 1999                                 /s/ Gary J. Novinskie
                                                    --------------------------
                                                    Gary J. Novinskie
                                                    President


Date:  June 1, 1999                                 /s/ Edward J. Furman
                                                    --------------------------
                                                    Edward J. Furman
                                                    Chief Financial Officer