Form 10QSB
period 1999-06-30
DALECO RESOURCES CORP
filed 1999-08-23
CIK 746967

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                               -------------

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ______________

Commission File Number 0-12214
                       -------

                          DALECO RESOURCES CORPORATION
            --------------------------------------------------------
              Name of small business issue as specified in Charter

Delaware                                    23-2860739
----------------------------------------    ------------------------------------
  (State or other jurisdiction              (IRS Employer Identification Number)
of incorporation or organization)

983 Old Eagle School Road, Suite 615
Wayne, Pennsylvania 19087                   (610) 293-9400
------------------------                    ------------------------------------
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

3,102,574 shares of common stock as of July 1, 1999

                                      INDEX


                                                                          PAGE
PART I     FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS (Unaudited).................................3
           Consolidated Balance Sheets......................................3
           Consolidated Statement Of Income.................................4
           Consolidated Statement Of Deficit................................5
           Consolidated Statement Of Cash Flow..............................6
           Notes to Consolidated Financial Statements.......................7

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.............................18

PART II    OTHER INFORMATION

ITEM 6     Exhibits and Reports on Form 8-K................................19

SIGNATURES ................................................................20


DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 1999 AND 1998 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                                                                              1999                     1998
ASSETS
Current Assets
     Cash and cash equivalents                                                           $    153,365              $    396,250
     Accounts receivable                                                                      238,206                   442,967
     Other                                                                                     11,474                   196,474
                                                                                         ------------              ------------
                  Total Current Assets                                                        403,045                 1,035,691
Oil and gas properties and equipment (note 3)                                               8,729,931                 9,890,805
Property and equipment                                                                         32,632                    38,632
Timber rights (note 4)                                                                        828,342                 1,028,342
Mineral properties (note 5)                                                                      --                      23,973
Goodwill (note 15)                                                                               --                     500,859
Debt Issue Costs                                                                              222,815                   529,815
                                                                                         ------------              ------------
                  Total Assets                                                           $ 10,216,765              $ 13,048,117
                                                                                         ============              ============
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities                                                 $  2,547,516              $  2,074,912
Current portion of long-term debt                                                             200,000                   200,000
Due to related parties (note 7)                                                               463,039                   343,756
                                                                                         ------------              ------------
                  Total Current Liabilities                                                 3,210,555              $  2,618,668
Long-term debt (note 10)                                                                    6,285,054                 6,220,458
Debentures (note 9)                                                                              --                      60,000
                                                                                                                   ------------
                  Total Liabilities                                                         9,495,609                 8,889,126
                                                                                         ------------              ------------
Commitments and Contingencies (notes 15 and 16)
Shareholders' Equity
     3,102,574 (1998 - 2,926,788) Common Shares, par value $0.01 per share (note 1)            31,026                    29,270
     16,000 Preferred Shares, par value $0.01 per share (note 7)                                  160                       160
     Additional Paid in Capital                                                            14,388,255                14,297,412
     Accumulated deficit                                                                  (13,698,285)              (10,177,851)
                                                                                         ------------              ------------
                  Total Shareholders' Equity                                                  721,156                 4,148,991
                                                                                         ------------              ------------
                  Total Liabilities and Shareholders' Equity                               10,216,765              $ 13,048,117
                                                                                         ============              ============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF LOSS FOR THE PERIODS
ENDED JUNE 30, 1999 AND 1998 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                                           Three Months Ended               Nine Months Ended
                                                        June 30,        June 30,         June 30,       June 30,
                                                          1999            1998             1999           1998
Gross Oil and Gas Operating Revenue
Oil and Gas Sales                                     $   297,896     $   655,606     $ 1,114,631     $ 1,852,365
Less:    Lease Operating                                  201,163         304,469         674,328         692,192
         Severance taxes                                    6,201           9,113          18,751          29,483
         Net Profits Interest and Related Expenses        102,401         306,488         504,650         827,849
         Depletion, Depreciation and Amortization          60,000          95,000         180,000         255,000
                                                      -----------     -----------     -----------     -----------
Net Income (Loss) from Oil and Gas Operations             (71,867)        (59,464)       (263,098)         47,841
                                                      -----------     -----------     -----------     -----------
Timber Revenues                                             5,541           3,000          27,573          25,032
Timber Operating Costs                                     10,217          72,851          59,657         258,832
                                                      -----------     -----------     -----------
Net Loss From Timber Operations                            (4,678)        (69,851)        (32,084)       (233,800)
                                                      -----------     -----------     -----------     -----------
Management and Administrative Fee Revenues                130,454         143,443         406,743         340,652
Administration Expenses                                  (199,859)       (288,000)       (603,646)       (768,060)
Amortization of Debenture Issue Costs                     (50,000)        (11,500)       (150,000)        (30,000)
Financial Advisors Expense                                   --           (30,000)           --           (30,000)
Amortization of Goodwill                                  (37,693)       (104,166)       (237,693)       (312,498)
Interest expense                                         (172,058)       (177,775)       (515,814)       (330,023)
                                                      -----------     -----------     -----------     -----------
TOTAL                                                    (329,156)       (467,998)     (1,100,410)     (1,129,929)
                                                      -----------     -----------     -----------     -----------
NET (LOSS)                                            $  (405,703)    $  (597,313)    $(1,395,592)    $(1,315,888)
                                                      ===========     ===========     ===========     ===========
PRIMARY AND FULLY Diluted NET (LOSS)
  PER COMMON SHARE                                    $     (0.13)    $     (0.21)    $     (0.45)    $     (0.47)
                                                      ===========     ===========     ===========     ===========



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF DEFICIT FOR THE PERIODS
ENDED JUNE 30, 1999 AND 1998 - PREPARED BY MANAGEMENT (UNAUDITED)
===============================================================================
                                                        1999              1998
Deficit - Beginning of Period                   (12,242,693)      $(8,801,963)
Net loss for the period                          (1,395,592)       (1,315,888)
Dividends on Preferred Stock                        (60,000)          (60,000)
                                                    --------          --------
Deficit - End of Year                          $(13,698,285)     $(10,177,851)
                                               =============     =============























                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE PERIODS
ENDED JUNE 30, 1999 AND 1998 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                                             Three Months Ended                Nine Months Ended
                                                         June 30,         June 30,          June 30,        June 30,
                                                           1999             1998              1999            1998
Operating Activities
Net (Loss)                                             $  (405,703)     $  (597,313)     $(1,395,592)     $(1,315,888)
Items not affecting Working Capital Depletion,
Depreciation, and Amortization and Write-Downs             147,693          210,666          617,693          597,498
                                                       -----------      -----------      -----------      -----------
                                                          (258,010)        (386,647)        (777,899)        (718,390)
(Increase) Decrease in Other Assets                           --           (185,000)            --           (185,000)
(Increase) Decrease in Receivables                         104,375           10,894          100,811         (134,384)
Increase (Decrease) in Accounts Payable                   (122,600)          52,095          668,901          960,977
Cash provided (used) for Operations                       (276,235)        (508,658)          (8,187)         (76,797)
                                                       -----------      -----------      -----------      -----------
INVESTMENT ACTIVITIES
Leasing Acquisition and Well Costs Incurred                     --         (201,063)              --       (4,813,522)
                                                       -----------      -----------      -----------      -----------
Cash provided from/(used for) Investing Activities              --         (201,063)              --       (4,813,522)
                                                       -----------      -----------      -----------      -----------
Financing Activities
Increase in amounts due to Related Parties                  17,200          (12,500)          29,210           (5,834)
Dividends Paid                                             (20,000)         (20,000)         (60,000)         (60,000)
Issuance of Common Stock                                        --          195,000               --          195,000
Proceeds From Long-Term Debt                                    --          665,675               --        4,630,643
                                                       -----------      -----------      -----------      -----------
Cash Provided From (used by) Financing Activities           (2,800)        (828,175)         (30,790)       4,759,809
                                                       -----------      -----------      -----------      -----------
NET INCREASE (DECREASE) IN CASH                           (279,035)         118,454          (38,977)        (130,510)
Cash - Beginning of Period                                 432,400          277,796          192,342          526,760
                                                       -----------      -----------      -----------      -----------
Cash - End of Period                                   $   153,365      $   396,250      $   153,365      $   396,250
                                                       ===========      ===========      ===========      ===========






                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED JUNE 30, 1999 AND 1998 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
1.       CONTINUED OPERATIONS

                   The financial statements have been prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate it assets. As of June 30, 1999 the Company has reported a loss of $1,395,592 and had negative working capital of $2,807,510. The ability of the Company to meet these liabilities and total liabilities of $9,495,609 Million and to continue as a going concern is dependent upon the availability of future funding, the successful completion of its drilling projects (see Note 5), and achieving profitable timber operations (see Note 4).

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED JUNE 30, 1999 AND 1998 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

         g.       Debt Issue Costs

                           Debt issue costs as of June 30, 1999 and 1998, represent those associated with the Heller Financial, Inc. loan (see Note 9) and will be amortized over a period of five years.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED JUNE 30, 1999 AND 1998 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED JUNE 30, 1999 AND 1998 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

 3.      Oil and Gas and Equipment
                                                          1999         1998
                                                          ----         ----

Proven lease acreage costs                            $ 6,071,637   $ 6,359,400

Proven undeveloped lease acreage costs                  1,906,220     1,906,220

Well costs                                              4,795,605     4,453,717
                                                      -----------   -----------
                                                      $12,773,462   $12,719,337
Accumulated depletion, depreciation and amortization    4,043,531     2,828,532
                                                      -----------   -----------
                                                      $ 8,729,931   $ 9,890,805
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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED JUNE 30, 1999 AND 1998 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

7.       Due to (from) Related Parties
                                                             1999         1998
                  Net due (from) to Amir and Erlich
                           Bearing interest at prime +3%    $91,062       91,062
                           Bearing interest at 7%           371,977      252,694
                                                            -------      -------
                                                           $463,039     $343,756
                                                           ========     ========

         The amounts due to Haly Corporation were eliminated through the acquisition of Haly as of September 30, 1997 (see Note 15). Amir and Erlich are officers and shareholders of the Company. These amounts have no fixed repayment terms.

8.       Debentures
                                                        1999         1998
                                                        ----         ----
                                    8% Convertible
                                    Debentures            --       $60,000
                                                       -----       -------
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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED JUNE 30, 1999 AND 1998 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

         b.       8% Convertible Debentures

                           On September 11, 1996, the Company issued $1,310,000 worth of 8% convertible debentures with interest payable in stock only and accruing until conversion or redemptions after the term of two years. The placement agent's fees were 10% of the gross proceeds and 12,111 warrants at $10.07 expiring November 16, 2001. The debentures may be converted after a holding period of 45 days after closing at the lessor of: (1) the fixed conversion price ($1 0.171875), or (2) 75% of the average closing bid price for the five trading days immediately preceding the date of conversion. As of June 30, 1999, $1,280,000 of the 8% debentures had been converted into 978,687 common shares.
9.       Debt
         Long-term debt of the Company consists of the following:

         a.       Heller Financial, Inc.

                           During the forth quarter of fiscal 1997, the Company entered into an arrangement with Heller Financial, Inc. ("Heller") whereby Heller has agreed to provide the Company with up to $15,000,000 to rework existing horizontal wells, re-complete its vertical wells as horizontal wells, and develop additional acreage. Under the terms of the agreement, all of the properties of Westlands were transferred to a newly formed Limited Partnership, Tri-Coastal Energy, L.P., the general partner of which is Tri-Coastal Energy, Inc., (Tri-Coastal) and the sole limited partner of which is Westlands. Westlands is also the sole shareholder of Tri-Coastal. The amount outstanding under this arrangement as of June 30, 1999, was $5,835,054. Interest on the borrowings is at prime plus 2%. Principal is paid out of 85% of the net cash flow from the properties. Additional interest is payable from 50% of the net cash flow from these properties after the payment of principal.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED JUNE 30, 1999 AND 1998 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

10.      Capital Stock

                                                                        SHARES
                                                       -----------------------------------------
                                                       NUMBER OF COMMON      NUMBER OF PREFERRED
                                                      SHARES, PAR VALUE         SHARES PAR VALUE
                                                        $0.01 PER SHARE          $0.01 PER SHARE        DOLLAR
Authorized                                                   20,000,000               10,000,000        AMOUNT
                                                             ----------               ----------        ------

Balance as at September 30, 1996                              1,315,485                              $8,860,984
Issued upon conversion of Debentures                            963,307                               1,424,133
Issued for acquisition of
Deven Resources, Inc.                                           260,000                               2,392,000
Issued for professional services rendered                       217,996                                 609,014
Issued upon conversion of Notes Payable                                                   16,000        800,000
                                                                                          ------
Balance as at September 30,1997                               2,756,788                   16 000     14,086,131
Issued for Professional Services Rendered                       194,900                   ------       273,377
                                                                -------                              ----------
Fractional shares                                                  (46)                                     (5)
Balance as at September 30, 1998                              2,951,642                   16,000    $14,359,503
Issued upon conversion of notes payable                         150,932                   ------         59,938
                                                              ---------                   ------     ----------
Balance as of June 30, 1999                                   3,102,574                   16,000     14,419,441
                                                              =========                   ======     ==========


Upon re-domestication of the Company into the U.S. as of October 1,1997, par value was established at $0.01 per share for both common and preferred stock.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED JUNE 30, 1999 AND 1998 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

                                                  1999            1998
-------------------------------------------------------------------------
Outstanding and Exercisable
at beginning of year                                 35,000      700,000
-------------------------------------------------------------------------
Canceled                                             15,000     (350,000)
-------------------------------------------------------------------------
Granted                                             120,000        -----
-------------------------------------------------------------------------
Exercised                                             -----        -----
                                                      -----        -----
-------------------------------------------------------------------------
Outstanding and Exercisable
at end of year                                      140,000       35,000
                                                    =======       ======
-------------------------------------------------------------------------

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED JUNE 30, 1999 AND 1998 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

         b.       Common Stock Warrants

                           Common stock warrants outstanding at June 30, 1999,
consist of the following:

--------------------------------------------------------------------------------------------------------------------
Issuance                                   Expiration Date                       Amount             Price Per Share
--------------------------------------------------------------------------------------------------------------------
Acquisition of Sustainable                September 30, 2000                      50,000                      $3.50
--------------------------------------------------------------------------------------------------------------------
Consulting Agreements                       May 8, 2001 to                       160,000                      $3.50
                                            October 1, 2001
--------------------------------------------------------------------------------------------------------------------
Consulting Agreement                      September 30, 2001                      10,000                     $10.00
--------------------------------------------------------------------------------------------------------------------
8% Debenture Holders and                 September 11, 2001 to                   186,470                  $4.386 to
Placement Agents (I.)                        June 8, 2002                                                    $10.81
--------------------------------------------------------------------------------------------------------------------
$145,000 Loan                              November 20, 2003                     263,638                       $.55
--------------------------------------------------------------------------------------------------------------------

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

         c.       Net Income Per Share

                           Net income per share was calculated on the basis of the weighted average number of shares outstanding which amounted to 3,102,574 for the period ended June 30, 1999. For the period ended June 30, 1999 the exercise of the options and warrants outstanding as at year end did not have a dilutive effect on the net income per share.

12.      Income Taxes

         The Company has no current and deferred taxes payable. The Company and its subsidiary have significant tax losses to be applied against future income. The

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED JUNE 30, 1999 AND 1998 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED JUNE 30, 1999 AND 1998 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

16.      Subsequent event

         On July 29, 1999, the Company entered into a letter of intent with Clean Age Minerals, Inc. to acquire all of the issued and outstanding capital stock of CAMI for up to $600,000 in cash and the remainder in preferred stock of the Company. One share of the Company's preferred stock will be exchanged for approximately 10 shares of CAMI.

ITEM 2 -          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.
                  ------------------------------------------------------------

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

                  The Company's performance during its second fiscal Quarter ended June 30, 1999, was influenced by a variety of factors:

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



PART II.   OTHER INFORMATION

ITEM 6     Exhibits and Reports on Form 8-K

           1st Amendment to Form 8-K filed on May 4, 1999 and 2nd Amendment to Form 8-K filed on August 17, 1999.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 DALECO RESOURCES CORPORATION



Date: August 20, 1999                            /s/ Gary J. Novinskie
                                                 ------------------------------
                                                 Gary J. Novinskie
                                                 President


Date: August 20, 1999                            /s/ Edward J. Furman
                                                 ------------------------------
                                                 Edward J. Furman
                                                 Chief Financial Officer