Form 10KSB/A
period 1998-09-30
DALECO RESOURCES CORP
filed 1999-08-31
CIK 746967

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

--------------------------------------------------------------------------------

                                   FORM 10-KSB
                                (FIRST AMENDMENT)


(X) ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the fiscal year ended  September 30, 1998
                           ------------------

( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the transition period from ______________________ to ______________________

Commission File Number  0-12214
                        -------
                          DALECO RESOURCES CORPORATION
                          ----------------------------
                 (Name of small business issuer in its charter)

          DELAWARE                                              23-2860739
          --------                                              ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

                         435 Devon Park Drive, Suite 410
                            Wayne, Pennsylvania 19087
                         -------------------------------
                    (Address of Principal Executive Offices)

Issuer's telephone number: (610)254-4199
                           -------------

Securities registered under Section 12 (b) of the Exchange Act: None
                                                                -----
Securities registered under Section 12 (g) of the Exchange Act:
                          Common Shares Par Value $.01
                          ----------------------------
             Series A 10% Cumulative Preferred Stock Par Value $.01
             ------------------------------------------------------
                                 Title of Class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                          Yes  X   No
                                                             -----   -----

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Incorporated by reference into this report in Part III, is information to be contained in Registrant's Proxy Statement at its Annual Meeting.

Transitional Small Business Disclosure Format:
                                                          Yes      No  X
                                                             -----   -----

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

Austin Chalk Trend

                  The Cretaceous carbonates in south Texas are of importance as oil and gas producing horizons. The trend of these limestones include the Austin Chalk, Buda, Georgetown and Edwards formations, extending for approximately 300 miles in length and 50 miles across, and encountered at depths of 5,500 to 18,000 feet. These reservoirs are generally of low permeability, and significant oil and gas production is generally obtained only by intersecting vertical fractures within the carbonate rocks. Historically, these formations were considered to be economically marginal except in areas where the rocks were highly fractured. In later years, stimulation by mechanical fracturing of the rock resulted in increasing hydrocarbon recoveries and extensive development of the trend. Recent developments using horizontal drilling techniques allow the wellbore to intersect, if present, a series of vertical fracture systems instead of a single one, thus resulting in higher rates of production and recoverable reserves, at the cost of a more expensive drilling effort. (See, "Business - Definition of Terms"'.) Whether an individual well will be economic, even if horizontally drilled, depends largely upon intersecting fractured portions of the formation, which cannot be predicted. Certain locales appear to contain more fracturing than others, and the Company believes that it's Texas leases are located in areas of better fracturing. It is not unusual for an individual well to produce as much as forty percent (40%) of the primary recoverable reserves during the first two years of production and the remainder over a period of ten to fifteen years. Prior to 1996, the Company has drilled and successfully completed ten horizontal wells. (See, "Properties - Texas Operations".) During 1996, the Company's operations included the fracture stimulation of three wells and the drilling of a new horizontal lateral in another well. As a result of the Heller Financing (See, "`Business - Heller Transaction"), the Company stimulated seven (7) existing vertical chalk wells and drilled three (3) laterals in its existing horizontal wells. The Company's plan to drill as many as twenty-two
(22) new horizontal laterals was delayed due to persistent depressed oil and gas prices. Because maximum production levels are currently regulated by government in the portion of Texas in which the Company has its leases, wells which penetrate a highly fractured system may be subject to production curtailments. (See "Government Regulation - Texas Regulation".)

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


------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  Percentage of
                Production Area                                  Name and Location                                  Production
                  of Operation                                      of Purchaser                                    Purchased
                                                                                                                     by State
------------------------------------------------------------------------------------------------------------------------------------
Texas                Oil Production                 Pride Pipeline Company                                            100.0%
                                                    Abilene, Texas
------------------------------------------------------------------------------------------------------------------------------------
Texas                Gas Production                 Aquila Southwest Pipeline Corporation *                            47.4
                                                    San Antonio, Texas
------------------------------------------------------------------------------------------------------------------------------------
                                                    Austin Chalk Natural Gas Marketing  Services**                     52.6
                                                    Houston, Texas
------------------------------------------------------------------------------------------------------------------------------------
Pennsylvania         Gas Production***              Peoples Natural Gas (PNG)                                          14.7
                                                    Pittsburgh, Pennsylvania
------------------------------------------------------------------------------------------------------------------------------------
                                                    Consolidated Natural Gas (CNG)                                     49.7
                                                    Pittsburgh, Pennsylvania
------------------------------------------------------------------------------------------------------------------------------------
                                                    Petro Bank                                                         27.4
                                                    Denver, Colorado
------------------------------------------------------------------------------------------------------------------------------------
West Virginia        Gas Production***              Equitable Gas Company                                              47.2
                                                    Pittsburgh, Pennsylvania
------------------------------------------------------------------------------------------------------------------------------------
                                                    Columbia Gas System                                                51.5
------------------------------------------------------------------------------------------------------------------------------------
Alabama              Gas Production                 Southern Natural Gas Co.****                                      100.0
                                                    Birmingham, Alabama
------------------------------------------------------------------------------------------------------------------------------------
                     Oil Production                 Giant Reining Co.                                                 100.0
                                                    Scott, Arizona
------------------------------------------------------------------------------------------------------------------------------------
Kansas               Oil Production                 Warren Corporation                                                  5.0
                                                    Oklahoma City, Oklahoma
------------------------------------------------------------------------------------------------------------------------------------
                                                    Tri-Power Resources, Inc.                                          95.0
                                                    Ardmore, Oklahoma
------------------------------------------------------------------------------------------------------------------------------------
Oklahoma             Oil Production                 Kelly MaClaskey Oilfield Services, Inc.                            72.0
                                                    El Dorado, Kansas
------------------------------------------------------------------------------------------------------------------------------------
                                                    Farmland Industries, Inc.                                          28.0
                                                    Kansas City, Missouri
------------------------------------------------------------------------------------------------------------------------------------

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


------------------------------------------------------------------------------------------------
                                                 Fiscal Year Ended September 30
------------------------------------------------------------------------------------------------
                                            1998                 1997                  1996
                                            ----                 ----                  ----
------------------------------------------------------------------------------------------------
Texas:
------------------------------------------------------------------------------------------------
  Oil (Bbls.)                                34,968                15,471                17,637
------------------------------------------------------------------------------------------------
  Gas (Mcf)                                 128,286               138,456               205,983
------------------------------------------------------------------------------------------------
  Average Bbls/day                               96                    42                    48
------------------------------------------------------------------------------------------------
  Average Mcf/day                               351                   379                   564
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
Alabama:
------------------------------------------------------------------------------------------------
  Gas (Mcf)                                 259,658               279,172                   (*)
------------------------------------------------------------------------------------------------
  Average Mcf/day                               711                   765                   (*)
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
Pennsylvania:
------------------------------------------------------------------------------------------------
  Gas (Mcf)                                 252,723               230,387                   (*)
------------------------------------------------------------------------------------------------
  Average Mcf/day                               692                   631                   (*)
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
West Virginia:
------------------------------------------------------------------------------------------------
  Gas (Mcf)                                  93,071                91,327                   (*)
------------------------------------------------------------------------------------------------
  Average Mcf/day                               255                   250                   (*)
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
New Mexico:
------------------------------------------------------------------------------------------------
  Oil (Bbls)                                    -0-                   777                   (*)
------------------------------------------------------------------------------------------------
  Gas (Mcf)                                     -0-                10,286                   (*)
------------------------------------------------------------------------------------------------
  Average Bbls/day                              -0-                     2                   (*)
------------------------------------------------------------------------------------------------
  Average Mcf/day                               -0-                    28                   (*)
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
Kansas:
------------------------------------------------------------------------------------------------
  Oil (Bbls)                                 23,416                   -0-                   -0-
------------------------------------------------------------------------------------------------
  Gas (Mcf)                                     -0-                   -0-                   -0-
------------------------------------------------------------------------------------------------
  Average Bbls/day                               65                   -0-                   -0-
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
Oklahoma:
------------------------------------------------------------------------------------------------
  Oil (Bbls)                                 11,533                   -0-                   -0-
------------------------------------------------------------------------------------------------
  Gas (Mcf)                                     -0-                   -0-                   -0-
------------------------------------------------------------------------------------------------
  Average Bbls/day                               32                     0                     0
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
        Totals:
------------------------------------------------------------------------------------------------
         Oil (Bbls)                          69,917                16,248                17,637
------------------------------------------------------------------------------------------------
         Gas (Mcfs)                         733,738               749,628               205,983
------------------------------------------------------------------------------------------------
         Average Bbls/day                       192                    42                    48
------------------------------------------------------------------------------------------------
         Average Mcf/day                      2,010                 2,004                   564
------------------------------------------------------------------------------------------------

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

------------------------------------------------------------------------------------------------------------------
                                                                   Fiscal Year Ended September 30
------------------------------------------------------------------------------------------------------------------
6MCFE = 1Bbl.                                                  1998                  1997                  1996
------------------------------------------------------------------------------------------------------------------
Texas
------------------------------------------------------------------------------------------------------------------
  Average Sale Price per Barrel                                $13.43                $21.70                $19.41
------------------------------------------------------------------------------------------------------------------
  Average Sale Price per Mcf                                     2.54                  2.84                  2.64
------------------------------------------------------------------------------------------------------------------
  Average Production Cost per Gas Equivalent
  (MCFE)                                                         1.51                  0.64                  0.47
------------------------------------------------------------------------------------------------------------------
Alabama
------------------------------------------------------------------------------------------------------------------
  Average Sale Price Per Mcf                                     2.71                  2.66                   (*)
------------------------------------------------------------------------------------------------------------------
  Average Production Cost Per Gas Equivalent (MCFE)              2.13                  1.11                   (*)
------------------------------------------------------------------------------------------------------------------
Pennsylvania
------------------------------------------------------------------------------------------------------------------
  Average Sale Price Per Mcf                                     2.48                  2.48                   (*)
------------------------------------------------------------------------------------------------------------------
  Average Production Cost Per Gas Equivalent (MCFE)              1.38                  1.20                   (*)
------------------------------------------------------------------------------------------------------------------
West Virginia
------------------------------------------------------------------------------------------------------------------
  Average Sale Price Per Mcf                                     2.31                  2.76                   (*)
------------------------------------------------------------------------------------------------------------------
  Average Production Cost Per Gas Equivalent                                           0.91                   (*)
  (MCFE)                                                         1.14
------------------------------------------------------------------------------------------------------------------
New Mexico
------------------------------------------------------------------------------------------------------------------
  Average Sale Price Per Bbl                                      -0-                 20.76                   (*)
------------------------------------------------------------------------------------------------------------------
  Average Sale Price Per Mcf                                      -0-                  1.97                   (*)
------------------------------------------------------------------------------------------------------------------
  Average Production Cost Per Gas Equivalent
  (MCFE)                                                          -0-                  0.91                   (*)
------------------------------------------------------------------------------------------------------------------
Kansas
------------------------------------------------------------------------------------------------------------------
  Average Sale Price Per Bbl                                    13.65                   -0-                   -0-
------------------------------------------------------------------------------------------------------------------
  Average Sale Price Per Mcf                                      -0-                   -0-                   -0-
------------------------------------------------------------------------------------------------------------------
  Average Production Cost Per Gas Equivalent (MCFE)              1.67                   -0-                   -0-
------------------------------------------------------------------------------------------------------------------
Oklahoma
------------------------------------------------------------------------------------------------------------------
  Average Sale Price Per Bbl                                    13.65                   -0-                   -0-
------------------------------------------------------------------------------------------------------------------
  Average Sale Price Per Mcf                                      -0-                   -0-                   -0-
------------------------------------------------------------------------------------------------------------------
  Average Production Cost Per Gas Equivalent (MCFE)              1.67                   -0-                   -0-
------------------------------------------------------------------------------------------------------------------
Combined Properties
------------------------------------------------------------------------------------------------------------------
  Average Sale Price Per Bbl                                    13.54                 21.60                 19.41
------------------------------------------------------------------------------------------------------------------
  Average Sale Price per Mcf                                     2.55                  2.68                  2.64
------------------------------------------------------------------------------------------------------------------
  Average Production Cost per Gas Equivalent                     1.55                  0.85                  0.47
  (MCFE)
------------------------------------------------------------------------------------------------------------------

(*) Deven's acquisition on October 2, 1996, was treated as a purchase of assets. Therefore, historical numbers are not applicable.

                  For purpose of determining gas equivalent, Oil has been converted to gas at the rate of 1 Barrel per 6 Mcf.

Wells and Acreage:

                  The following tables set forth certain information as of September 30, 1998:

---------------------------------------------------------------------------------------------------------------------------------
                                                Gross Wells                                        Net Wells
---------------------------------------------------------------------------------------------------------------------------------
         Well Count                    1998            1997            1996            1998             1997             1996
---------------------------------------------------------------------------------------------------------------------------------
Texas                                      41              40              41            25.78            16.99            16.56
---------------------------------------------------------------------------------------------------------------------------------
Pennsylvania                               55              41              34            24.18            18.58            13.68
---------------------------------------------------------------------------------------------------------------------------------
West Virginia                              26              26              26             9.94             9.94             9.94
---------------------------------------------------------------------------------------------------------------------------------
Alabama                                    57              54              54            27.00            27.00            27.00
---------------------------------------------------------------------------------------------------------------------------------
New Mexico                                -0-               4              12              -0-             0.40             1.20
---------------------------------------------------------------------------------------------------------------------------------
Kansas                                    199             -0-             -0-           167.12              -0-              -0-
---------------------------------------------------------------------------------------------------------------------------------
Oklahoma                                   99             -0-             -0-            33.31              -0-              -0-
---------------------------------------------------------------------------------------------------------------------------------
  Total                                   477             165             167           287.33            72.91            68.38
---------------------------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------------------
                                                Gross Acres                                        Net Acres
---------------------------------------------------------------------------------------------------------------------------------
      Developed Acreage                1998            1997            1996            1998             1997             1996
---------------------------------------------------------------------------------------------------------------------------------
Texas                                   5,819           5,808           5,728            2,064            2,600            2,219
---------------------------------------------------------------------------------------------------------------------------------
Pennsylvania                            7,860           7,440           7,230            4,708            4,540            4,456
---------------------------------------------------------------------------------------------------------------------------------
West Virginia                           4,247           4,247           4,247            1,451            1,451            1,451
---------------------------------------------------------------------------------------------------------------------------------
Alabama                                 2,043           1,936           1,936            1,022              968              968
---------------------------------------------------------------------------------------------------------------------------------
New Mexico                                -0-           2,560           7,680              -0-              256              768
---------------------------------------------------------------------------------------------------------------------------------
Kansas                                  4,317             -0-             -0-            3,730              -0-              -0-
---------------------------------------------------------------------------------------------------------------------------------
Oklahoma                                2,653             -0-             -0-              822              -0-              -0-
---------------------------------------------------------------------------------------------------------------------------------
  Total                                26,939          21,991          26,812           13,797            9,815            9,862
---------------------------------------------------------------------------------------------------------------------------------

                                      -15-

---------------------------------------------------------------------------------------------------------------------------------
                                                Gross Acres                                        Net Acres
---------------------------------------------------------------------------------------------------------------------------------
     Undeveloped Acreage               1998            1997            1996            1998             1997             1996
---------------------------------------------------------------------------------------------------------------------------------
Texas                                   2,085           1,417           1,417            2,071            1,402              734
---------------------------------------------------------------------------------------------------------------------------------
Pennsylvania                           26,123          26,543          26,753           14,577           14,745           14,829
---------------------------------------------------------------------------------------------------------------------------------
West Virginia                           3,055           3,055           3,055              952              952              952
---------------------------------------------------------------------------------------------------------------------------------
Alabama                                   982           1,090           1,090              491              545              545
---------------------------------------------------------------------------------------------------------------------------------
New Mexico                                -0-          22,433          27,553              -0-            2,243            2,955
---------------------------------------------------------------------------------------------------------------------------------
Kansas                                  2,172             -0-             -0-            1,098              -0-              -0-
---------------------------------------------------------------------------------------------------------------------------------
Oklahoma                                  870             -0-             -0-              103              -0-              -0-
---------------------------------------------------------------------------------------------------------------------------------
  Total                                35,287          54,538          59,868           19,292           19,887           19,815
---------------------------------------------------------------------------------------------------------------------------------

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


--------------------------------------------------------------------------------------------------------------------------------
                                                       EXPLORATORY WELLS
--------------------------------------------------------------------------------------------------------------------------------
          YEAR DRILLED                       PRODUCERS                       DRY HOLES                        TOTAL
--------------------------------------------------------------------------------------------------------------------------------
              1998                              0                               0                              0
--------------------------------------------------------------------------------------------------------------------------------
              1997                              0                               0                              0
--------------------------------------------------------------------------------------------------------------------------------
              1996                             --                              --                             --
--------------------------------------------------------------------------------------------------------------------------------
                                                       DEVELOPMENT WELLS
--------------------------------------------------------------------------------------------------------------------------------
              1998                             17                               0                             17
--------------------------------------------------------------------------------------------------------------------------------
              1997                              7                               0                              7
--------------------------------------------------------------------------------------------------------------------------------
              1996                              1                               1                              1
--------------------------------------------------------------------------------------------------------------------------------


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

-------------------------------------------------------------------------------------------------
                                                               Year Ended Reserves
                                                                 September 30,
-------------------------------------------------------------------------------------------------
                                                         1998           1997             1996
-------------------------------------------------------------------------------------------------
Proved Developed Reserves
-------------------------------------------------------------------------------------------------
CXC (BBLS)
-------------------------------------------------------------------------------------------------
         Texas                                           67,125         128,029          112,963
-------------------------------------------------------------------------------------------------
         Pennsylvania                                       -0-             -0-              (*)
-------------------------------------------------------------------------------------------------
         West Virginia                                      -0-             -0-              (*)
-------------------------------------------------------------------------------------------------
         Alabama                                            -0-             -0-              (*)
-------------------------------------------------------------------------------------------------
         New Mexico                                         -0-             777              (*)
-------------------------------------------------------------------------------------------------
         Kansas                                         133,135             -0-              -0-
-------------------------------------------------------------------------------------------------
         Oklahoma                                        60,613             -0-              -0-
-------------------------------------------------------------------------------------------------
                    TOTAL                               260,973         128,806          112,963
-------------------------------------------------------------------------------------------------
Gas (Mcf)
-------------------------------------------------------------------------------------------------
         Texas                                          438,000         463,000          750,537
-------------------------------------------------------------------------------------------------
         Pennsylvania                                 1,917,417       1,500,499              (*)
-------------------------------------------------------------------------------------------------
         West Virginia                                  815,942         909,013              (*)
-------------------------------------------------------------------------------------------------
         Alabama                                      1,768,544       1,318,395              (*)
-------------------------------------------------------------------------------------------------
         New Mexico                                         -0-          10,286              (*)
-------------------------------------------------------------------------------------------------
         Kansas                                             -0-             -0-              -0-
-------------------------------------------------------------------------------------------------
         Oklahoma                                           -0-             -0-              -0-
-------------------------------------------------------------------------------------------------
                    TOTAL                             4,939,903       4,201,193          750,537
-------------------------------------------------------------------------------------------------

(*) Deven's acquisition on October 2, 1996, was treated as a purchase of assets. Therefore, historical numbers are not applicable.

-------------------------------------------------------------------------------------------------
                                                              Year Ended Reserves
                                                                 September 30,
-------------------------------------------------------------------------------------------------
                                                        1998            1997              1996
-------------------------------------------------------------------------------------------------
Proved, Undeveloped Reserves
-------------------------------------------------------------------------------------------------
CXC (BBLS)
-------------------------------------------------------------------------------------------------
         Texas                                       1,186,187        1,276,028          850,605
-------------------------------------------------------------------------------------------------
         Pennsylvania                                       --               --              (*)
-------------------------------------------------------------------------------------------------
         West Virginia                                      --               --              (*)
-------------------------------------------------------------------------------------------------
         Alabama                                            --               --              (*)
-------------------------------------------------------------------------------------------------
         New Mexico                                         --        1,214,417              (*)
-------------------------------------------------------------------------------------------------
         Kansas                                        182,896               --               --
-------------------------------------------------------------------------------------------------
         Oklahoma                                           --               --               --
-------------------------------------------------------------------------------------------------
                    TOTAL                            1,369,083        1,276,028          850,605
-------------------------------------------------------------------------------------------------
Gas (Mcf)
-------------------------------------------------------------------------------------------------
         Texas                                      10,532,000       11,482,000        7,989,223
-------------------------------------------------------------------------------------------------
         Pennsylvania                                  808,212        1,517,536              (*)
-------------------------------------------------------------------------------------------------
         West Virginia                                      --               --              (*)
-------------------------------------------------------------------------------------------------
         Alabama                                       951,692          791,800              (*)
-------------------------------------------------------------------------------------------------
         New Mexico                                         --               --              (*)
-------------------------------------------------------------------------------------------------
         Kansas                                             --               --               --
-------------------------------------------------------------------------------------------------
         Oklahoma                                           --               --               --
-------------------------------------------------------------------------------------------------
                    TOTAL                           12,291,904       13,791,336        7,989,223
-------------------------------------------------------------------------------------------------

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

                  These quotations represent prices between dealers, do not include retail mark-ups, markdowns on commissions, and may not represent actual transactions. The prices set forth above may not be representative of prices in a more active market for the Company's common stock. The above prices reflect the effect of a reverse ten-for-one stock split on February 24, 1998.

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



                                            Jay J. Shapiro, C.P.A.
                                            A Professional Corporation

Encino, California
April 16, 1999

                                 MILLER AND CO.
                          CERTIFIED PUBLIC ACCOUNTANTS
                           501 SANTA MONICA BOULEVARD
                                  SECOND FLOOR
                         SANTA MONICA, CALIFORNIA 90401




                                  June 1, 1999



Gary Novinskie
Daleco Resources Corporation
435 Devon Park Drive, Suite 410
Wayne, PA 19087

Dear Gary:

We have been requested by Daleco Resources Corporation to review their Financial Statements and 10KSB for the year ended September 30, 1998 audited by another accounting firm, for the purpose of giving our approval to use the Financial Statements for the year ended September 30, 1997 which were audited by us.

We have reviewed the statements and 10KSB and find no material change since our audit as it relates to the year ended September 30, 1997. Please note our review did not consist of any examination of the working papers for the audit of the year ended September 31, 1998.

Based on our review, we hereby consent to the use of the audited Financial Statements for the year ended September 31, 1997 as it relates to the Financial Statements and 10KSB for the year ended September 31, 1998.

If we can be of any further assistance, please give us a call.

Very truly yours,

MILLER AND CO.



Morton Algaze
Partner

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 1998 AND 1997

========================================================================================================================
                                                                                             1998               1997
ASSETS

Current Assets
         Cash and cash equivalents                                                       $   192,342          $  526,760
         Accounts receivable                                                                 339,017             320,057
                                                                                         -----------          ----------
                               Total Current Assets                                          531,359             846,817
Oil and gas properties and equipment (note 4)                                              9,054,930           5,590,533
Property and equipment                                                                        37,632              62,632
Timber rights (note 5 )                                                                      828,342           1,028,342
Mineral properties (note 6)                                                                    -----              23,973
Goodwill (note 18)                                                                           237,693             813,357
Debt Issue Costs                                                                             372,815             584,815
                                                                                         -----------          ----------
                               Total Assets                                              $11,062,771          $8,950,469
                                                                                         ===========          ==========
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities                                                  $1,985,078          $1,198,896
Current portion of long-term debt                                                            200,000             200,000
Drilling deposits                                                                              -----             268,000
Due to related parties (note 8)                                                              415,829             349,590
                                                                                         -----------          ----------
                               Total Current Liabilities                                   2,600,907           2,016,486
Long-term debt (note 10)                                                                   6,285,054           1,589,815
Debentures (note 9)                                                                           60,000              60,000
                                                                                         -----------          ----------
                               Total Liabilities                                           8,945,961           3,666,301
                                                                                         -----------          ----------
Commitments and Contingencies (notes 7, 10, 11, 13 and 16)


Shareholders' Equity
         2,951,642 Common Shares, par value $0.01 per share (1997- 2,756,788)                 29,516              27,570
         (note 11)
         16,000 Preferred Shares, par value $0.01 per share (note 11)                            160                 160
         Additional Paid in Capital                                                       14,329,827          14,058,401
         Accumulated deficit                                                             (12,242,693)         (8,801,963)
                                                                                         -----------          ----------
                         Total Shareholders' Equity                                        2,116,810           5,284,168
                                                                                         -----------          ----------
                         Total Liabilities and Shareholders' Equity                      $11,062,771          $8,950,469
                                                                                         ===========          ==========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF LOSS
FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997  AND 1996

==========================================================================================================================
                                                                      1998                 1997                  1996
Gross Operating Revenue                                            $ 2,374,223          $ 2,462,909            $ 805,259
Less: Lease operating expenses                                         955,717              472,148              593,149
       Severance taxes                                                  38,598               32,079               25,827
       Depletion, depreciation and amortization                      1,145,000              497,951              321,002
       Net profits interest and related expenses                       961,056            1,274,427                -----
                                                                   -----------          -----------            ---------
       Net income (loss) from oil and gas operations                  (726,148)             186,304             (134,719)
                                                                   -----------          -----------            ---------
Timber Sales:                                                           46,369                -----                -----
Timber Operating Costs                                                 501,121              249,499              192,141
                                                                   -----------          -----------            ---------
Net Loss From timber Operations                                       (454,752)            (249.499)            (192,141)
                                                                   -----------          -----------            ---------
Net loss (gain) on sale of assets                                        -----                -----               20,671
Administration expense                                               1,280,925            1,421,823              810,495
Amortization of debt issue costs                                       212,000               42,865               12,305
Financial advisory expenses                                              -----              287,356              207,946
Interest expense                                                       533,626              155,371              165,312
Amortization of goodwill (Note 2.i)                                    575,643              416,643                -----
Write-down of advances to mining joint venture (Note 3)                  -----              100,000              200,000
                                                                   -----------          -----------            ---------
                                                                     2,602,194            2,673,557            1,608,870

Other Income (Expense)
Management and administrative fees                                     422,359              582,270                -----
Gain (Loss) on litigation settlement (Notes 13 and 17)                   -----             (224,875)             769,280
                                                                   -----------          -----------            ---------
                                                                       422,359            2,316,162              839,090
                                                                   -----------          -----------            ---------
Net Loss for the Year                                              $(3,360,735)         $(2,129,858)           $(973,809)
                                                                   -----------          -----------            ---------

Basic and Fully Diluted Net Loss per Common Share                       $(1.14)              $(0.80)              $(0.80)
(note 11(c))                                                            ======               ======               ======

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF DEFICIT
AS AT SEPTEMBER 30, 1998, 1997 AND 1996

=============================================================================================================
                                                     1998                 1997                     1996
Deficit - Beginning of Year                      ($8,801,963)          $(6,672,105)            $(5,698,296)
Net loss for the year                             (3,360,735)           (2,129,858)               (973,809)
Dividends on Preferred                               (80,000)                -----                   -----
                                                ------------          -------------            -----------
Deficit - End of Year                           $(12,242,698)          $(8,801,963)            $(6,672,105)
                                                -------------          ------------            -----------
















                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
AS AT SEPTEMBER 30, 1998, 1997 AND 1996

===========================================================================================================================
                                                                                1998             1997            1996

Operating Activities
Net loss for the year                                                        $(3,360,735)      $(2,129,858)     $(973,809)

Items not affecting working capital
         Depletion, depreciation, and amortization                             1,145,000           497,951        321,002
         Amortization of debenture issue costs                                   212,000            42,865         12,305
         Write-down of advances to mining joint venture                            -----           100,000        200,000
         Loss (gain) on litigation settlement                                      -----           224,875       (769,780)
         Other                                                                                                     29,074
                                                                             -----------       -----------      ---------
                                                                              (2,003,735)       (1,264,167)    (1,181,208)
Decrease (increase) in accounts receivable                                       (18,960)          663,073        (82,251)
(Decrease) increase in accounts payable                                          788,182          (117,508)      (390,756)
(Decrease) increase in advances received on well costs                             -----           239,000        (22,000)
Drilling and work over costs                                                  (3,808,754)         (381,307)    (1,162,843)
Net proceeds from settlement of litigation                                         -----             -----        611,573
Proceeds of drilling program                                                    (268,000)                         525,500
                                                                             -----------       -----------      ---------
Cash used for operating activities                                            (5,311,267)         (860,909)    (1,701,985)
Investing Activities:
Mineral properties expenditures/write-off                                         23,973            (8,300)         4,314
 Increase in advances                                                              -----             -----       (150,000)
Decrease in lease acquisition and well costs                                                                      158,884
                                                                             -----------       -----------      ---------
Cash provided by (used for) investing activities                                  23,973            (8,300)       (13,198)
                                                                             -----------       -----------      ---------


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
AS AT SEPTEMBER 30, 1998, 1997 AND 1996

===========================================================================================================================
                                                                           1998              1997            1996
Financing Activities
(Decrease) increase in notes payable                                          -----            -----        (300,000)
Increase (decrease) in amounts due to related parties                        66,239          (77,216)        255,176
Issuance of convertible debentures                                            -----            -----       2,310,000
Dividends                                                                   (80,000)           -----           -----
Proceeds from long-term debt                                              4,966,637        1,789,815           -----
Debt issue costs                                                              -----         (584,815)       (388,196)
                                                                          ---------        ---------       ---------
Cash provided from financing activities                                   4,952,876        1,127,784       1,876,980
                                                                          ---------        ---------       ---------
Increase (Decrease) in Cash and Cash Equivalents                           (334,418)         258,575         188,173
Cash and Cash Equivalents - Beginning of Period                             526,760          268,185          80,012
                                                                          ---------        ---------       ---------
Cash and Cash Equivalents - End of Period                                  $192,342         $526,760        $268,185
                                                                           ========         ========        ========

Supplemental Information:

Issuance of stock for debt                                                 $273,377         $609,014          -0-
                                                                           ========         ========        ========
Income taxes paid                                                             -0-              -0-            -0-
                                                                           ========         ========        ========
Interest paid                                                              $367,848         $155,371        $165,312

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
================================================================================


 4.  Oil and Gas and Equipment

                                                                1998                     1997
                                                                ----                     ----

Proven lease acreage costs                                  $6 ,071,637                 $3,756,637

Proven undeveloped lease acreage costs                        1,906,220                  1,906,220

Well costs                                                    4,795,605                  2,501,208
                                                            -----------                 ----------
                                                            $12,773,462                 $8,164,065

Accumulated depletion, depreciation and amortization          3,718,532                  2,573,532
                                                            -----------                 ----------
                                                            $ 9,054,930                 $5,590,533
                                                            ===========                 ==========


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

8.   Due to (from) Related Parties
                                                     1998              1997
        Net due (from) to Amir and Erlich
                 Bearing interest at prime +3%     $91,062            91,062
                 Bearing interest at 7%            324,767           258,528
                                                  --------          --------
                                                  $415,829          $349,590
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

     d.   First Regional Bank

               As of September 30, 1998, the Company assumed a $100,000 loan with First Regional Bank when it acquired Haly Corporation (see
               Note 18). Interest is at 6.9% and the loan matures December 12, 1998. The loan is secured by personal assets of an officer of the Company.

11.  Capital Stock

                                                                         SHARES
                                                      ---------------------------------------------
                                                       NUMBER OF COMMON         NUMBER OF PREFERRED
                                                      SHARES, PAR VALUE            SHARES PAR VALUE                DOLLAR
                                                        $0.01 PER SHARE             $0.01 PER SHARE                AMOUNT
Authorized                                                   20,000,000                  10,000,000
                                                             ----------                  ----------
Balance as at September 30, 1996                              1,315,485                                       $ 8,860,984
Issued upon conversion of Debentures                            963,307                                         1,424,133
Issued for acquisition of
Deven Resources, Inc.                                           260,000                                         2,392,000
Issued for professional services rendered                       217,996                                           609,014
Issued upon conversion of Notes Payable                                                      16,000               800,000
                                                             ----------                      ------           -----------
Balance as at September 30,1997                               2,756,788                      16 000            14,086,131
Issued for Professional Services Rendered                       194,900                           -               273,377
Shares cancelled due to cancellation of
Fractional shares                                                   (46)                                               (5)
                                                             ----------                      ------           -----------
Balance as at September 30, 1998                              2,951,642                      16,000           $14,359,503
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

                                       1998            1997            1996
----------------------------------------------------------------------------
Outstanding and Exercisable
at beginning of year                 35,000          700,000         85,000
----------------------------------------------------------------------------
Canceled                             15,000         (350,000)      (150,000)
----------------------------------------------------------------------------
Granted                             120,000            -----          -----
----------------------------------------------------------------------------
Exercised                             -----            -----          -----
                                    -------         --------       --------
----------------------------------------------------------------------------
Outstanding and Exercisable
at end of year                      140,000           35,000         70,000
                                    =======         ========       ========
----------------------------------------------------------------------------

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

     b.   Common Stock Warrants

               Common stock warrants outstanding at September 30, 1998, consist of the following:

----------------------------------------------------------------------------------------------------------------------------
        Issuance                            Expiration Date                          Amount                  Price Per Share
----------------------------------------------------------------------------------------------------------------------------
Acquisition of Sustainable                  September 30, 2000                          50,000                      $3.50
----------------------------------------------------------------------------------------------------------------------------
Consulting Agreements                         May 8, 2001 to                           160,000                      $3.50
                                              October 1, 2001
----------------------------------------------------------------------------------------------------------------------------
Consulting Agreement                        September 30, 2001                          10,000                     $10.00
----------------------------------------------------------------------------------------------------------------------------
8% Debenture Holders and                   September 11, 2001 to                       186,470                  $4.386 to
Placement Agents (I.)                          June 8, 2002                                                        $10.81
----------------------------------------------------------------------------------------------------------------------------
$145,000 Note Warrants                       November 20, 2003                         263,638                       $.55
----------------------------------------------------------------------------------------------------------------------------

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

                                      -47-

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
================================================================================

 15. Additional Information on Petroleum and Natural Gas Activities

                                                                                                 DEPRECIATION,
                                    PROPERTY                                   (1)               DEPLETION AND
                                  ACQUISITION $      EXPLORATION $       DEVELOPMENT $           AMORTIZATION $

               September 30,
               1998                  $2,315,000             -----          $2,294,397            $1,145,000
               September 30,
               1997                  $2,323,357             -----          $  381,307            $  497,951
               September 30,
               1996                  -----                  -----             637,343               321,002

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

     All of the outstanding stock of Haly, a related party, was acquired on September 30, 1997. Daleco issued 3 million shares of common stock to Messrs. Amir and Erlich along with $1,000 cash. In exchange, the Company received and retired 3 million shares of common stock owned by Haly along with interests in wells owned by Haly. The acquisition was accounted for as a purchase. The amounts due Haly were written off into common stock less the First Regional Bank loan assumed by Daleco (see Note 10).

     Mid Continent:
     -------------

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



                                                   Jay J. Shapiro, C.P.A.
                                                   A Professional Corporation

Encino, California
April 16, 1999

DALECO RESOURCES CORPORATION
SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT YEARS ENDED SEPTEMBER 30, 1998, 1997
             and 1996 (EXPRESSED IN THOUSANDS)
================================================================================

                                                        YEAR ENDED
                                                       SEPTEMBER 30
                                             1998           1997           1996

Acreage Cost
------------
Proven Lease Acreage
Balance - Beginning of year               $ 3,757         $2,428         $2,364
Additions                                   2,315          1,329             64
Disposal                                       --             --             --
                                          -------         ------         ------

Balance - End Of Year                       6,072          3,757          2,428
                                          -------

Proven Undeveloped Lease Acreage
Balance - Beginning of Year                 1,906          1,906          2,065
Additions                                      --             --             --
Disposal                                       --             --           (159)
                                          -------         ------         ------
Balance - End of Year                       1,906          1,906          1,906
                                          -------         ------         ------

Well Costs
----------
Balance Beginning of Year                   2,501          1,506          1,485
Additions                                   2,294            995            585
Disposal                                       --             --           (569)
                                          -------         ------         ------
Balance - End of Year                       4,795          2,501          1,506
                                          -------         ------         ------
TOTAL COST                                $12,773         $8,164         $5,840
                                          =======         ======         ======

DALECO RESOURCES CORPORATION
SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF PROPERTY,
              PLANT AND EQUIPMENT YEARS ENDED SEPTEMBER 30, 1998, 1997 and 1996 (EXPRESSED IN THOUSANDS)
================================================================================
                                                    YEAR ENDED SEPTEMBER 30
                                              1998           1997          1996
ACCUMULATED DEPRECIATION AND DEPLETION
Prove Lease Acreage
Balance - Beginning of Year                 $1,386         $1,088        $  891
Charge for the Year                            844            298           197
Disposal                                     -----          -----         -----
                                            ------         ------        ------
Balance - End of Year                        2,230          1,386         1,088
                                            ------         ------        ------

Proven Undeveloped Lease Acreage
Balance Beginning of Year                      362            362           362
Charge for Year                              -----          -----         -----
Disposal                                     -----          -----         -----
                                            ------         ------        ------
Balance - End of Year                          362            362           362
                                            ------         ------        ------

Well Costs
Balance - Beginning of Year                    826            626           708
Charge for Year                                300            200           124
Disposal                                     -----          -----         (206)
                                            ------         ------        ------
Balance - End of Year                        1,126            826           626
                                            ------         ------        ------
TOTAL DEPRECIATION                          $3,718         $2,574        $2 076
                                            ======         ======        ======

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

The following table shows the changes in the Company's net proved and proved developed oil and gas reserves for the year.

------------------------------------------------------------------------------------------------------------------------------
                                       1998                               1997                             1996
------------------------------------------------------------------------------------------------------------------------------
                             CRUDE OIL         NATURAL         CRUDE OIL         NATURAL         CRUDE OIL         NATURAL
                                AND              GAS              AND              GAS              AND              GAS
                            CONDENSATE          (MMCF)         CONDENSATE         (MMCF)         CONDENSATE        (MMCF)
                             (BARRELS)                         (BARRELS)                         (BARRELS)
------------------------------------------------------------------------------------------------------------------------------
Proven
Developed and
Undeveloped
Reserves
------------------------------------------------------------------------------------------------------------------------------
Balance -                    1,369,917          14,069           963,586           8,740           825,213          8,037
Beginning of Year
------------------------------------------------------------------------------------------------------------------------------
Acquisition of                 411,694           -----             -----           2,107             -----          -----
Reserves
------------------------------------------------------------------------------------------------------------------------------
Disposition of                   -----           -----             -----           -----             -----          -----
Reserves
------------------------------------------------------------------------------------------------------------------------------
Revision of                   (148,762)           (192)          421,802           3,368           155,992            909
Previous
Estimates
------------------------------------------------------------------------------------------------------------------------------
Production for                 (69,918)           (349)          (15,471)           (146)          (17,637)          (206)
Year                                                                                               -------          -----
------------------------------------------------------------------------------------------------------------------------------
Balance - End of             1,562,931          13,912         1,369,917          14,069           963,586          8,740
Year                         =========          ======         =========          ======           =======          =====
------------------------------------------------------------------------------------------------------------------------------
Proved                         260,973           2,963           125,013           2,311           112,963            751
Developed                    =========          ======         =========          ======           =======          =====
Reserves as at
September 30
------------------------------------------------------------------------------------------------------------------------------

                                      -55-

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


STANDARDIZED MEASURE OF DISCOUNTED NET CASH INFLOWS AS AT SEPTEMBER 30, 1998, 1997, AND 1996.

----------------------------------------------------------------------------------------------------------
                                                   1998                     1997                  1996
----------------------------------------------------------------------------------------------------------
Future cash inflows                               $53,813,143              $64,556,336        $42,084,331
----------------------------------------------------------------------------------------------------------
Future production costs                            (9,122,759)              (8,725,086)        (8,488,124)
----------------------------------------------------------------------------------------------------------
Future development costs                          (18,820,392)             (19,973,342)        (6,585,758)
----------------------------------------------------------------------------------------------------------
Future income tax expense*                              -----                    -----              -----
                                                  -----------              -----------        -----------
----------------------------------------------------------------------------------------------------------
                                                   25,869,992               35,857,908        27,010,,449
----------------------------------------------------------------------------------------------------------
Discount factor at 10%                            (12,852,015)             (13,377,937)        (9,155,787)
----------------------------------------------------------------------------------------------------------
Standardized Measure of Future Net Cash Flows     $13,017,977              $22,479,971        $17,854,662
                                                  ===========              ===========        ===========
----------------------------------------------------------------------------------------------------------

* The Company presently has approximately $27 million of loss carry forwards. Based on these carry forwards no future taxes payable have been included in the determination of future new cash inflows. Future head office general and administrative expenses have been excluded from the cash flows.

DALECO RESOURCES CORPORATION
SUPPLEMENTAL INFORMATION (UNAUDITED)
AS AT SEPTEMBER 30, 1998, 1997 AND 1996
================================================================================
Summary in Changes in Standardized Measure of Discounted Future Net Cash Flows.

                                                               1998             1997              1996
                  Balance - Beginning of Year             $  22,479,971      $17,854,662       $13,402,604
                  Increase (decrease) in future
                    net cash flows:
                      Sales for the year net of
                        related costs                          (418,852)        (684,255)         (577,911)
                      Revisions to estimates of
                        proved reserves                     (10,678,066)       3,723,618         5,207,897
                  Acquisition of Reserves                     1,634,924        1,585,946
                  Extensions and discoveries
                    Net of related costs:
                      Sales of reserves in place                  -----            -----          (177,928)
                                                            -----------      -----------       -----------
                  Balance - End of Year                     $13,017,977      $22,479,971       $17,854,662
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

                  None.

                                    PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The following table sets forth the shares of Common Stock of the Company beneficially owned as of the Record Date by each officer and director of the Company and by officers and directors as a group:

------------------------------------------------------------------------------------------------------------------------
                                                                                     AMOUNT OF             PERCENT
    CLASS OF                         NAME, AGE AND POSITION                         BENEFICIAL            OF CLASS
      STOCK                             WITH THE COMPANY                             OWNERSHIP               (%)
                                                                                     (SHARES)
------------------------------------------------------------------------------------------------------------------------

     Common         Gary J. Novinskie (48)                                          107,724 (1)             3.2%
                    Director, President and Chief Operating Officer
------------------------------------------------------------------------------------------------------------------------

     Common         Dov Amir (74)                                                   300,109 (2)             9.0%
                    Chairman of the Board of  Directors  and Chief  Executive
                    Officer
------------------------------------------------------------------------------------------------------------------------

     Common         David F. Lincoln (42)                                           283,682 (3)             8.5%
                    Vice   Chairman  of  the  Board  of  Directors  and  Vice
                    President
------------------------------------------------------------------------------------------------------------------------

     Common         C. Warren Trainor (53)                                          75,955 (4)              2.3%
                    Director
------------------------------------------------------------------------------------------------------------------------

     Common         All Directors and Officers of the Company as a Group            768,970(5)              22.8%
------------------------------------------------------------------------------------------------------------------------

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

         The executive officers of the Company are as follows:


----------------------------------------------------------------------------------------------
          NAME AND AGE                                      OFFICE HELD
----------------------------------------------------------------------------------------------
Dov Amir (74)                            Chairman of the Board and Chief Executive Officer (1)
----------------------------------------------------------------------------------------------
Gary J. Novinskie (48)                   President and Chief Operating Officer and Director (1)
----------------------------------------------------------------------------------------------
David F. Lincoln (42)                    Vice Chairman of the Board of Directors (1)
----------------------------------------------------------------------------------------------
Edward J. Furman (44)                    Treasurer
----------------------------------------------------------------------------------------------
Jody Spencer (54)                        Secretary
----------------------------------------------------------------------------------------------


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

                                                   Summary Compensation Table
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                   Long Term Compensations
-----------------------------------------------------------------------------------------------------------------------------------
                                      Annual Compensation                        Awards                Payouts
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                 Awards                Payouts
-----------------------------------------------------------------------------------------------------------------------------------
     (a)            (b)         8          (d)           (e)              (f)             (g)            (h)            (I)
-----------------------------------------------------------------------------------------------------------------------------------
    Name and                                                                           Securities
    Principal                                        Other Annual     Restricted       Underlying       LTIP         All other
    Position        Year      Salary      Bonus      Compensation        Stock        Options/SARs     Payouts      Compensation
                               ($)         ($)           ($)           Award(s)           (#)            ($)            ($)
                                                                          ($)
-----------------------------------------------------------------------------------------------------------------------------------
Dov Amir            1996      96,000        0           14,100             0               0              0              0
President
-----------------------------------------------------------------------------------------------------------------------------------
Dov Amir            1997      99,000        0           14,100             0               0              0              0
President
-----------------------------------------------------------------------------------------------------------------------------------
Dov Amir            1998      99,000        0           14,100             0               0              0              0
President
-----------------------------------------------------------------------------------------------------------------------------------
Louis Erlich        1996      96,000        0           14,100             0               0              0              0
Chairman of the
Board and Vice
President
-----------------------------------------------------------------------------------------------------------------------------------
Louis Erlich        1997      99,000        0           14,100             0               0              0              0
Chairman of the
Board and Vice
President
-----------------------------------------------------------------------------------------------------------------------------------
Gary J.             1997     100,000        0             0                0            800,000           0              0
Novinskie
President
-----------------------------------------------------------------------------------------------------------------------------------
Gary J.             1998     100,000        0             0                0               0              0              0
Novinskie
President
-----------------------------------------------------------------------------------------------------------------------------------

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

10.3 Acquisition Agreement among Registrant and Haly Corporation dated September 29, 1997.

16.      Letter on Change in Certifying Accountant.

         (a) The Company filed a Form 8-K on March 18, 1999, a First Amendment on Form 8-K on May 5, 1999, and a Second Amendment on August 17, 1999, relating to the change of certifying accountants.

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

                                            DALECO RESOURCES CORPORATION



Dated:  August 30, 1999                     By: /s/ Gary J. Novinskie
                                                --------------------------------
                                                Gary J. Novinskie, President

In accordance with the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: August 30, 1999                      By: /s/ Gary J. Novinskie
                                                --------------------------------------------------------------
                                                Gary J. Novinskie, Director, President, COO


Dated: August 30, 1999                      By: /s/ Edward J. Furman
                                                --------------------------------------------------------------
                                                Edward J. Furman, Chief Financial Officer


Dated: August 30, 1999                      By: /s/ Dov Amir
                                                --------------------------------------------------------------
                                                Dov Amir, Chairman of the Board of Directors,
                                                and Chief Executive Officer


Dated: August 30, 1999                      By: /s/ David F. Lincoln
                                                --------------------------------------------------------------
                                                David F. Lincoln, Vice Chairman of the Board of Directors and
                                                Vice President


Dated: August 30, 1999                      By: /s/ C. Warren Trainor, Esquire
                                                --------------------------------------------------------------
                                                C. Warren Trainor, Esquire, Director

                                      -64-