Form 10KSB
period 1999-09-30
DALECO RESOURCES CORP
filed 2000-04-17
CIK 746967

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(X) ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the fiscal year ended  September 30, 1999

( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________________

Commission File Number  0-12214
                        -------

                          DALECO RESOURCES CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                          DELAWARE                                                             23-2860739
--------------------------------------------------------------                      -----------------------------------
(State or other jurisdiction of incorporation or organization)                      (I.R.S. Employer Identification No.)

                      983 Old Eagle School Road, Suite 615
                            Wayne, Pennsylvania 19087
                    ----------------------------------------
                    (Address of Principal Executive Offices)

Issuer's telephone number: (610) 293-9400
                           --------------

Securities registered under Section 12 (b) of the Exchange Act: None
                                                                ----
Securities registered under Section 12 (g) of the Exchange Act:

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                                             Yes      No  X
                                                                  ---    ---

State issuer's revenues for its most recent fiscal year:      $_________

Aggregate market value of voting stock held by non-affiliates of registrant based upon the closing NASDAQ sale price on January 12, 2000, $1,831,622.

                    Applicable only to Corporate Registrants
                    ----------------------------------------

Number of shares outstanding of the issuer's common stock as of January 12, 2000: 3,102,574 Number of shares outstanding of the issuer's preferred stock as of January 12, 2000: 16,000

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
None.

Transitional Small Business Disclosure Format:               YES      NO  X
                                                                 ---     ---

                                     PART I

ITEM 1   BUSINESS

General:

                  Daleco Resources Corporation (hereinafter referred to as "Daleco" and, together with its wholly owned subsidiaries Westlands Resources Corporation ("Westlands"), Sustainable Forest Industries, Inc. ("Sustainable"); Deven Resources, Inc. ("Deven"); DRI Operating Company, Inc. (DRI); Haly Corporation ("Haly"); Tri-Coastal Energy, Inc. ("Tri-Coastal) and Tri-Coastal Energy, L.P. ("TCELP") hereinafter sometimes collectively referred to as the "Company") is engaged in the exploration, development and production of oil and gas properties, the harvesting of timber concessions and the holder of mineral interests. Daleco, originally named United Westlands Resources, Inc., was organized under the laws of the province of Ontario by amalgamation of two small companies in 1981. In 1986, the Company changed its name to Daleco Resources Corporation, and its province of organization to Ontario, Canada. Effective October 1, 1996, the Company was re-domesticated into the State of Delaware. The Company, through its wholly owned subsidiary, Westlands, a Nevada corporation, has acquired a significant number of interests in its Texas Properties from entities owned or controlled by Messrs. Amir and Erlich. Other interests have been acquired as a result of the failure of non-affiliated working interest owners to maintain their interest in the properties by failing to pay their share of costs associated with the properties. Daleco conducts no operations as such and is essentially a holding company for its oil and gas operating subsidiaries and the mining interests and its timber holdings in Guyana. The Company does not refine any crude oil or market, at retail, any oil or petroleum products. The Company does not own any drilling rigs, and, generally, all of its drilling activities are performed by independent drilling contractors on a contract basis. (See, "Managements discussion and Analysis- Business and Properties".)

                  Effective September 30, 1997, the Company acquired all of outstanding shares of Haly Corporation, a corporation then owned by Messes. Amir and Erlich for common stock of the Company and $1,000 in cash. Haly has working interests and overriding royalty interests in some of the Company's Texas properties. (See, Business and Properties - Haly and Interests of Management in certain transactions.)

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

                  Deven serves as the managing general partner of two limited partnerships, Developing Energy Partners I, L.P. ("Developing Energy") and Deerlick Creek Partners I, L.P. ("Deerlick"). DRI, a wholly owned subsidiary of Deven, manages 91 wells on behalf of Developing Energy in the State of West Virginia and the Commonwealth of Pennsylvania.

                  As of September 30, 1999, the Company has interests in 430 wells in the States of Texas, West Virginia, New Mexico, Oklahoma, Kansas and the Commonwealth of Pennsylvania. As of September 1, 1999, the Company sold 57 wells in Alabama (see, Business and Properties - Alabama).

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

Exploration Practices and Policies

         Texas:

                  Historically the Company retained and/or acquired only a fractional working interest in the wells in which it has participated, thereby limiting its financial risk, operating expenses and the revenues it receives from each well. The Company's practice as operator of a well either being drilled or re-completed as a horizontal well from a vertical well is to conduct such operations on a "Turnkey basis".

                  Historically, the Company has engaged RWA Corporation of Houston, Texas, an unaffiliated company, to act as the contract operator of its oil and gas properties pursuant to an oral agreement, thereby negating the necessity to maintain a staff of operating personnel. Effective October 1, 1999, with the consent of Heller, Westland became the operator of record of the Texas Properties. At the suggestion and request of Heller, TCELP has retained the petroleum engineering and consulting firm of Netherland, Sewell Associates, Inc. of Dallas, Texas, to consult on the operation and maximization of the value of TCELP's properties. The Company expects to continue employing contract operators and/or consultants until the size of its operations justifies hiring the necessary staff. (See, "Business - Employees".)

         Austin Chalk Trend

                  The Cretaceous carbonates in south Texas are of importance as oil and gas producing horizons. The trend of these limestones include the Austin Chalk, Buda, Georgetown and Edwards formations, extending for approximately 300 miles in length and 50 miles across, and encountered at depths of 5,500 to 18,000 feet. These reservoirs are generally of low permeability, and significant oil and gas production is generally obtained only by intersecting vertical fractures within the carbonate rocks. Historically, these formations were considered to be economically marginal except in areas where the rocks were highly fractured. In later years, stimulation by mechanical fracturing of the rock resulted in increasing hydrocarbon recoveries and extensive development of the trend. Recent developments using horizontal drilling techniques allow the wellbore to intersect, if present, a series of vertical fracture systems instead of a single one, thus resulting in higher rates of production and recoverable reserves, at the cost of a more expensive drilling effort. (See, "Business - Definition of Terms".) Whether an individual well will be economic, even if horizontally drilled, depends largely upon intersecting fractured portions of the formation, which cannot be predicted. Certain locales appear to contain more fracturing than others, and the Company believes that it's Texas leases are located in areas of better fracturing. It is not unusual for an individual well to produce as much as forty percent (40%) of the primary recoverable reserves during the first two years of production and the remainder over a period of ten to fifteen years. As a result of the Heller Financing (See, "Business - Heller Transaction"), the Company stimulated seven (7) existing vertical chalk wells and drilled three (3) laterals in its existing horizontal wells. The Company's plan to drill as many as twenty-two (22) new horizontal laterals was delayed due to persistent depressed oil and gas prices. Heller has advised the Company that it does not desire to advance further capital in the redemption of any additional wells at this time. As such, the Company's planned development of these additional wells has been suspended indefinitely. Because maximum production levels are currently regulated by government in the portion of Texas in which the Company has its leases, wells which penetrate a highly fractured system may be subject to production curtailments. (See "Government Regulation - Texas Regulation".)

         West Virginia and Pennsylvania:

         Appalachian Basin:

                  The Company's production in the States of West Virginia and the Commonwealth of Pennsylvania are from wells completed in methane coal seems and in traditional producing zones such as the Oriskany and Medina formations of the Appalachian Basin's Upper Devonian Section. Through its ownership in and management of its Developing Energy Partners I, L.P., Partnership (Developing Energy), the Company has an undivided interest in 27 producing coal bed methane wells in the Blacklick Creek CBM Project located in Indiana County of Central Pennsylvania. These wells produce from multiple coal seams ranging in depth from 600 feet to 1,200 feet. The 15,000 acre Blacklick Creek project was partially developed at the time it was acquired and is now in the second year of a multi-well, multi-year development program. Fifteen (15) wells were drilled as part of the development program during fiscal year 1997 and 1998 with an addition of ten (10) wells scheduled during Fiscal 1999. The Company, through its partnership, controls a 40% working interest in the project.

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

                  The Deerlick Creek project encompasses approximately 3,026 acres and produces multiple coal seams ranging in depth from 1,000 to 3,000 feet. Gas produced from the project is sold under a long term contract with Southern Natural Gas. Under this contract the price received for the natural gas produced is tied, on a heating value basis, to that of No. 2 fuel oil F.O.B. New York. The Deerlick Creed Properties were sold December 7, 1999, as of September 1, 1999, for $1,424,298.49. Of this amount, Deven Resources, Inc. anticipates realizing approximately $22,871.03, after settlement of all outstanding obligations secured by DRI's interest in these properties. (See Management Discussion and Analysis--Partnership).

         New Mexico:

         San Juan Basin

                  The Company, through its interest in Developing Energy Partners I, L.P. (See Management Discussion and Analysis - Partnership) had a non-operated 10% Working interest in two (2) producing and two (2) pressure observation wells located in San Juan Basin in Northwestern New Mexico. These wells produce from the Mancos formation interval which occurs at depths ranging from 6,000 to 7,000 feet. [The existing Mancos production is considered marginal but is being maintained to hold acreage while a deeper Entrada prospect is developed for sale to third parties.] Developing Energy Partners relinquished all interest in its New Mexico properties in Fiscal 1997.

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

         Oklahoma and Kansas:

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

                  As is customary in the oil and gas industry, only a preliminary investigation of title is made at the time of acquisition of undeveloped properties. Detailed investigations are generally made, including, in most cases, receiving a title opinion of local counsel, prior to the commencement of drilling operations. A thorough examination of title was performed with respect to substantially all of the Company's producing properties. Also, prior to the acquisition of properties, the Company will and has received an opinion of title, satisfactory to counsel to the Company, on a majority (in value) of the assets to be acquired. The Company believes that it has defensible title to substantially all of its properties. As a result of the law prices for crude oil throughout most of FY 99, (See "Management Discussion and Analysis"), many of the Oklahoma and Kansas Properties became uneconomic to operate and were shut-in. With the return of higher crude oil prices, some of these wells have come back on line. Consistent with the agreement worked with Heller Financial, the Company is in the process of preparing these properties for sale.

Mineral Interests:

         Mining Claims

                  The Company owned 109 mining claims totaling approximately 5,500 acres in the Red Mountain area, located at the headwaters of the Klondike River, Dawson and Mayo Mining districts of the Yukon Territory, Canada. The Company allowed these claims to expire during the year ended September 30, 1998.

                  The Company also holds a 25% interest in a mining company, Mineral La Yesca, in Mexico. Mineral La Yesca's main holding was a silver mine in the mountains of the La Yesca in the southern State of Nayarit, Mexico. Due to the long-term depression of silver prices, Mineral La Yesca abandoned its mining operations and subsequently relinquished its interest in the mining claims. Mineral La Yesca is now acting as a shell corporation which is investigating the economic viability of other Mexican mining prospects. Due to the lack of activity, this investment was written-off during the year ended September 30, 1998.

Timber Interests

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

Employees:

                  At September 30, 1999, the Company had five full-time employees. The Company employs the services of consulting geologists and engineers as well as those of a nonaffiliated operating companies which conducts the actual oil field operations for the Company. The Company manages the operation of its wells in the State of West Virginia and the Commonwealth of Pennsylvania from its Wayne, Pennsylvania, office utilizing contract pumpers to perform actual field operations. The Company's non-operated wells are monitored primarily out of the Company's Wayne, Pennsylvania, office. The Company's mining claims are monitored by its Los Angeles, California office. The Company considers its relations with its consultants to be satisfactory. (See, "Business and Properties - Exploration Practices and Policies".)

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

                  Deerlick Creek Partners I, L.P. ("DCP")

         DCP's only asset was its undivided interests in 54 coal bed methane wells in Tuscaloosa County, Alabama ("Deerlick Creek Field"). Before payout, as managing general partner the Company's subsidiary, Deven was entitled to receive 1% of all profits and losses of the partnership while the limited partners are entitled to receive 99%. After-payout, the managing general partner is entitled to receive 20% of all profits and loses while the limited partners receive 80%. As a result of a settlement between the founders of Deven in 1995, 40% of Deven's entitlement as the managing general partner of Deerlick has been assigned to a third party. The Partnership's interest in the Deerlick Creek Field were sold on December 7, 1999 effective as of September 1, 1999. Payout accrued in Fiscal 1999. Since the Deerlick Creek Field was the only asset of DCP, DCP has been wound up as of December 31, 1999.

                  Developing Energy Partners I, L.P.:

         Developing Energy Partners I, L.P. owns interests in a variety of properties located in the States of West Virginia, New Mexico and the Commonwealth of Pennsylvania (See Business-Properties). Under the structure of the Developing Energy partnership agreement, payout occurs in two tiers. Until the first tier payout, Deven receives only 1% of the profits and losses of the partnership. After the first tier payout, Deven is entitle to receive 20% of the profits and loses of the partnership while the limited partners receive 80%. After the second tier payout, Deven is entitled to receive 40% of the profits and losses of the partnership while the limited partners receive 60%. In the first five (5) years of the partnership, Deven received a management fee of $200,000 per annum for its services as general partner. Commencing the fifth anniversary of the partnership, the management fee dropped to 3% of the value of the partnership's assets.

ITEM 2 PROPERTIES

Texas Operations

                  The Company holds approximately 7,904 gross (4,135 net) acres in Burleson, Brazos, and Lee Counties, Texas. Of such amount, approximately 5,659 gross (1,974 net) acres are classified as presently developed, and 2,245 gross (2,161 net) acres are classified as proven undeveloped. The Company owns interests varying from nine and six one-hundredths percent (9.06%) to seventy-five percent (75.0%) net revenue interests in forty-one wells which have been drilled on this acreage. Average gross production for fiscal year 1999 was 158 barrels of oil and 1533 Mcf per day.

                  The Company has identified a number of potential drilling locations on the leases identified above, of which nine such locations have been classified as proven undeveloped by the Company's independent engineering consultant. The Company also owns seven (7) idle or marginal wells which were completed in the Austin Chalk as vertical and which the Company believes may be suitable for redrilling as horizontal wells. Additionally, the Company believes that some of its currently producing horizontal wells can be re-completed in additional zones.

                  Except for ten (10) horizontal wells, all of the Company's wells have been drilled and completed in a traditional vertical manner. During Fiscal 1999, due to low prices for crude oil, funds were not available under the Heller Financing for the drilling and/or completion of new wells or the recognition of existing wells.

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

Appalachian Operations

                  The Company, either individually or through its sponsored partnerships, holds 41,285 gross (21,688 net) acres in the counties of Harrison, Logan, McDowell, Pleasant, Randolp, and Tucker, West Virginia and Armstrong, Fayette, Clearfield, Somerset, Indiana, and Westmoreland, Pennsylvania. 12,407 acres (6,279 net) are classified as presently developed, and 28,878 acres (15,409 net) are classified as undeveloped. The Company, either individually or through its sponsored partnerships, holds working interests varying from 20% to 100% and net revenues interests of 15.8% to 87.4%. The Company also held a 10% profits participation interest in 38 wells, which was sold on December 14, 1999.

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

Alabama Operations

                  The Company, through Deerlick Creek Partners I, L.P., held 3,025 gross (1,513 net) acres in Tuscaloosa County, Alabama. Approximately 2,043 acres (1,022 net) are classified as proved producing and 982 acres (491 net) are classified as proved non-producing. Deerlick held a 50% working interest and net revenue interests of 36% in the project. The Deerlick Creek project produces coal bed methane gas from multiple coal seams ranging in depth from 1,000 feet to 3,000 feet. These properties were sold on December 9, 1999 as of September 1, 1999.

New Mexico Operation

                  The Company, through Developing Energy Partners I, L.P., originally held 37,793 gross acres (2,560 net) in the Jicarilla Prospect located in Rio Arriba County, New Mexico. 3,779 acres (256 net) were classified as proved producing while 35,233 acres (3,523 net) were classified as undeveloped. Developing Energy had a 10% working interest and a 7.5% net revenue interest in the project. Developing Energy has allowed its interest in this acreage and prospect to lapse.

                  Developing Energy Partners relinquished all interests in its New Mexico properties in Fiscal 1997.

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

                  The following table identifies customers of the Company which purchased during the fiscal year ended September 30, 1999 in excess of ten percent (10) of the oil or gas produced by the Company.

-----------------------------------------------------------------------------------------------------------------------
                                                                                                    Percentage of
             Production Area                                 Name of Location                   Production Purchased
              of Operation                                     of Purchaser                           By State
-----------------------------------------------------------------------------------------------------------------------
Texas                     Oil Production     Pride Pipeline Company(2)
                                             Abilene, Texas                                             100%
-----------------------------------------------------------------------------------------------------------------------
                               Gas           Aquila Southwest Pipeline Corp.*
Production                                   San Antonio, Texas                                         59.4
-----------------------------------------------------------------------------------------------------------------------
                                             Austin Chalk Natural Gas Marketing Services**
                                             Houston, Texas                                             40.6
-----------------------------------------------------------------------------------------------------------------------
Pennsylvania        Gas Production           Peoples Natural Gas (PNG)
***                                          Pittsburgh, Pennsylvania                                   21.2
-----------------------------------------------------------------------------------------------------------------------
                                             Consolidated Natural Gas (CNG)
                                             Pittsburgh, Pennsylvania                                   51.5
-----------------------------------------------------------------------------------------------------------------------
                                             Petro Bank
                                             Denver, Colorado                                           27.3
-----------------------------------------------------------------------------------------------------------------------
West Virginia        Gas Production          Equitable Gas Company
***                                          Pittsburgh, Pennsylvania                                   47.2
-----------------------------------------------------------------------------------------------------------------------
                                             Columbia Gas System
                                                                                                        51.5
-----------------------------------------------------------------------------------------------------------------------
Alabama(1)                Gas Production     Southern Natural Gas Co. ****
                                             Birmingham, Alabama                                         100
-----------------------------------------------------------------------------------------------------------------------
Oklahoma                 Oil Production      Warren Corporation
                                             Oklahoma City, Oklahoma                                      5
-----------------------------------------------------------------------------------------------------------------------
                         Oil Production      Tri-Power Resources                                         95
                                             Ardmore, Oklahoma
-----------------------------------------------------------------------------------------------------------------------
Kansas                  Oil Production       Kelly Maclaskey Oilfield Services, Inc.
                                             El Dorado, Kansas                                           72
-----------------------------------------------------------------------------------------------------------------------
                        Oil Production       Farmland Industries, Inc.
                                             Kansas City, Missouri                                       28
-----------------------------------------------------------------------------------------------------------------------

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

--------------------
(1) These properties were sold as of September 1, 1999.
(2) Pride Pipeline was acquired by Sun Oil Company in September 1999.

*** Gas production from the Company's Appalachian Basin property are sold under contracts which call for floating index based gas pricing. Typically the general term. These contracts are set for periods of one year and contain price options for the Company should local gas market conditions warrant.

**** Gas production from the Company's Black Warrior Basin properties are sold under a long term supply contract. The pricing mechanism under this contract ties the price of gas to that on No. 2 fuel oil FOB New York City through September 4, 1999. Under the contract, the partnership was subject to a make-up clause should it not have produced and delivered to the buyer a specified quantity of gas over the life of the contract. As part of the sale of the properties, the partnership was required to pay to the buyer of the gas $74,417 as the partnership's portion of the make-up provision. These properties were sold as of September 1, 1999.

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

----------------------------------------------------------------------------------------------------
                                                             Fiscal Year Ended
                                                               September 30
----------------------------------------------------------------------------------------------------
                                              1999                 1998                 1997
----------------------------------------------------------------------------------------------------
Texas
----------------------------------------------------------------------------------------------------
   Oil (Bbls)                                       19,678               34,968               15,471
----------------------------------------------------------------------------------------------------
   Gas (Mcf)                                       114,531              128,286              138,456
----------------------------------------------------------------------------------------------------
   Average Bbls/day                                     54                   96                   42
----------------------------------------------------------------------------------------------------
   Average Mcf/day                                     314                  351                  379
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
Alabama (2)
----------------------------------------------------------------------------------------------------
   Gas (Mcf)                                       302,465              259,658              279,172
----------------------------------------------------------------------------------------------------
   Average Mcf/day                                     829                  711                  765
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
Pennsylvania:
----------------------------------------------------------------------------------------------------
   Gas (Mcf)                                       140,682              252,723              230,387
----------------------------------------------------------------------------------------------------
   Average Mcf/day                                     385                  692                  631
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
West Virginia:
----------------------------------------------------------------------------------------------------
   Gas (Mcf)                                        93,636               93,071               91,327
----------------------------------------------------------------------------------------------------
   Average Mcf/day                                     256                  255                  250
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
New Mexico:
----------------------------------------------------------------------------------------------------
   Oil (Bbls)                                          -0-                  -0-                  777
----------------------------------------------------------------------------------------------------
   Gas (Mcf)                                           -0-                  -0-               10,286
----------------------------------------------------------------------------------------------------
   Average Bbls/day                                    -0-                  -0-                    2
----------------------------------------------------------------------------------------------------
   Average Mcf/day                                     -0-                  -0-                   28
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
Kansas:
----------------------------------------------------------------------------------------------------
    Oil (Bbls)                                      14,674               23,416
----------------------------------------------------------------------------------------------------
   Gas (Mcf)                                           -0-                  -0-
----------------------------------------------------------------------------------------------------
   Average Bbls/day                                     40
----------------------------------------------------------------------------------------------------
   Average Mcf/day                                     -0-
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
Oklahoma:
----------------------------------------------------------------------------------------------------
   Oil (Bbls)                                        5,408               11,533
----------------------------------------------------------------------------------------------------
   Gas (Mcf)                                        13,364                  -0-
----------------------------------------------------------------------------------------------------
   Average Bbls/day                                     15
----------------------------------------------------------------------------------------------------
   Average Mcf/day                                      37
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
          TOTALS:
----------------------------------------------------------------------------------------------------
             Oil (Bbls)                             39,760               69,917               16,248
----------------------------------------------------------------------------------------------------
             Gas (Mcfs)                            664,678              733,738              749,628
----------------------------------------------------------------------------------------------------
             Average Bbls/day                          109                  192                   42
----------------------------------------------------------------------------------------------------
             Average Mcf/day                         1,821                2,010                2,004
----------------------------------------------------------------------------------------------------

--------------
(1) These properties were sold as of September 1, 1999. As such, these figures represent only eleven (11) months production.

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

---------------------------------------------------------------------------------------------------
                                                               Fiscal Year Ended
                                                                  September 30
---------------------------------------------------------------------------------------------------
6 MCFE = 1 Bbl.                                    1999               1998               1997
---------------------------------------------------------------------------------------------------
Texas
---------------------------------------------------------------------------------------------------
   Average Sale Price Per Bbl.                          $14.40             $13.43            $21.70
---------------------------------------------------------------------------------------------------
   Average Sale Price Per Mcf                             2.05               2.54              2.84
---------------------------------------------------------------------------------------------------
   Average Production Cost Per
   Gas Equivalent (MCFE)                                  1.48               1.51              0.64
---------------------------------------------------------------------------------------------------
Alabama (3)
---------------------------------------------------------------------------------------------------
   Average Sale Price Per Mcf                             2.44               2.71              2.66
---------------------------------------------------------------------------------------------------
   Average Production Cost Per
   Gas Equivalent                                         1.15               2.13              1.11
---------------------------------------------------------------------------------------------------
Pennsylvania
---------------------------------------------------------------------------------------------------
   Average Sale Price Per Mcf                             2.71               2.48              2.48
---------------------------------------------------------------------------------------------------
   Average Production Cost Per                            1.39               1.38              1.20
   Gas Equivalent
---------------------------------------------------------------------------------------------------
West Virginia
---------------------------------------------------------------------------------------------------
   Average Sale Price Per McF                             2.38               2.31              2.76
---------------------------------------------------------------------------------------------------
   Average Production Cost Per
   Gas Equivalent (MCFE)                                  1.90               1.14              0.91
---------------------------------------------------------------------------------------------------
New Mexico
---------------------------------------------------------------------------------------------------
   Average Sale Price Per Bbl                              -0-                -0-             20.76
---------------------------------------------------------------------------------------------------
   Average Sale Price Per Mcf                              -0-                -0-              1.97
---------------------------------------------------------------------------------------------------
   Average Production Cost Per
   Gas Equivalent (MCFE)                                   -0-                -0-              0.91
---------------------------------------------------------------------------------------------------
Kansas
---------------------------------------------------------------------------------------------------
   Average Sale Price Per Bbl                            13.75              13.65               -0-
---------------------------------------------------------------------------------------------------
   Average Sale Price Per Mcf                              -0-                -0-               -0-
---------------------------------------------------------------------------------------------------
   Average Production Cost Per
   Gas Equivalent (MCFE)                                  4.45               1.67               -0-
---------------------------------------------------------------------------------------------------

--------------
(1) These properties were sold as of September 1, 1999. As such, these figures represent only eleven (11) months production.

----------------------------------------------------------------------------------------------------
Oklahoma
----------------------------------------------------------------------------------------------------
   Average Sale Price Per Bbl                             15.34              13.65               -0-
----------------------------------------------------------------------------------------------------
   Average Sale Price Per Mcf                              1.78                -0-               -0-
----------------------------------------------------------------------------------------------------
   Average Production Cost Per                             1.39               1.67
   Gas Equivalent (MCFE)
----------------------------------------------------------------------------------------------------
Combined Properties
----------------------------------------------------------------------------------------------------
   Average Sale Price Per Bbl                             14.59              13.54             21.60
----------------------------------------------------------------------------------------------------
   Average Sale Price Per Mcf                              2.35               2.55              2.68
----------------------------------------------------------------------------------------------------
   Average Production Cost per                             1.75
   Gas Equivalent (MDFE)                                                    1.4585              0.85
----------------------------------------------------------------------------------------------------

         For the purpose of determining gas equivalent, Oil has been converted to gas at the rate of 1 Barrel per 6 Mcf.


Wells and Acreage:

                  The following tables set forth certain information as of September 30, 1999:

-------------------------------------------------------------------------------------------------------------------------------
                                                      Gross Wells                                   Net Wells
-------------------------------------------------------------------------------------------------------------------------------
            Well Count                    1999           1998           1997           1999           1998            1997
-------------------------------------------------------------------------------------------------------------------------------
Texas                                      41             41             40                25.78          25.78           16.99
-------------------------------------------------------------------------------------------------------------------------------
Pennsylvania                               65             55             41                28.18          24.18           18.58
-------------------------------------------------------------------------------------------------------------------------------
West Virginia                              26             26             26                 9.94           9.94            9.94
-------------------------------------------------------------------------------------------------------------------------------
Alabama (4)                                57             57             54                 27.0          27.00           27.00
-------------------------------------------------------------------------------------------------------------------------------
New Mexico                                 -0-            -0-             4                  -0-            -0-            0.40
-------------------------------------------------------------------------------------------------------------------------------
Kansas                                     199            199            -0-              167.12         167.12             -0-
-------------------------------------------------------------------------------------------------------------------------------
Oklahoma                                   99             99             -0-               33.31          33.71             -0-
-------------------------------------------------------------------------------------------------------------------------------
     Total                                 487            477            165              291.33         287.33           72.91
-------------------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------------------------
                                                      Gross Acres                                   Net Acres
-------------------------------------------------------------------------------------------------------------------------------
         Developed Acreage                1999           1998           1997           1999           1998            1997
-------------------------------------------------------------------------------------------------------------------------------
Texas                                     5,659          5,819          5,808              1,974          2,064           2,600
-------------------------------------------------------------------------------------------------------------------------------
Pennsylvania                              8,160          7,860          7,440              4,828          4,708           4,540
-------------------------------------------------------------------------------------------------------------------------------
West Virginia                             4,247          4,247          4,247              1,451          1,451           1,451
-------------------------------------------------------------------------------------------------------------------------------
Alabama (1)                               2,043          2,043          1,936              1,022          1,022             968
-------------------------------------------------------------------------------------------------------------------------------
New Mexico                                 -0-            -0-           2,560                -0-            -0-             256
-------------------------------------------------------------------------------------------------------------------------------
Kansas                                    4,317          4,317           -0-               3,730          3,730             -0-
-------------------------------------------------------------------------------------------------------------------------------
Oklahoma                                  2,653          2,653           -0-                 822            822             -0-
-------------------------------------------------------------------------------------------------------------------------------
     Total                               27,079         26,939         21,991             13,827         13,797           9,815
-------------------------------------------------------------------------------------------------------------------------------

---------------
(1) These properties were sold as of September 1, 1999, however the properties were held for the first eleven months of the fiscal year.

-------------------------------------------------------------------------------------------------------------------------------
                                                      Gross Acres                                   Net Acres
-------------------------------------------------------------------------------------------------------------------------------
        Undeveloped Acreage               1999           1998           1997           1999           1998            1997
-------------------------------------------------------------------------------------------------------------------------------
Texas                                     2,245          2,085          1,417              2,161          2,071           1,402
-------------------------------------------------------------------------------------------------------------------------------
Pennsylvania                             25,823         26,123         26,543             14,457         14,577          14,745
-------------------------------------------------------------------------------------------------------------------------------
West Virginia                             3,055          3,055          3,055                952            952             952
-------------------------------------------------------------------------------------------------------------------------------
Alabama (5)                                982            982           1,090                491            491             545
-------------------------------------------------------------------------------------------------------------------------------
New Mexico                                 -0-            -0-          22,433                -0-            -0-           2,243
-------------------------------------------------------------------------------------------------------------------------------
Kansas                                    2,172          2,172           -0-               1,098          1,098             -0-
-------------------------------------------------------------------------------------------------------------------------------
Oklahoma                                   870            870            -0-                 103            103             -0-
-------------------------------------------------------------------------------------------------------------------------------
     Total                               34,107         35,287         54,538             19,262         19,292          19,887
-------------------------------------------------------------------------------------------------------------------------------

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

==============================================================================================================================
                                                        EXPLORATORY WELLS
------------------------------------------------------------------------------------------------------------------------------
         YEAR DRILLED                        PRODUCERS                       DRY HOLES                        TOTAL
------------------------------------------------------------------------------------------------------------------------------
              1999                              0                               0                              0
------------------------------------------------------------------------------------------------------------------------------
              1998                              0                               0                              0
------------------------------------------------------------------------------------------------------------------------------
              1997                              0                               0                              0
------------------------------------------------------------------------------------------------------------------------------
                                                        DEVELOPMENT WELLS
------------------------------------------------------------------------------------------------------------------------------
             1999                              10                              0                              10
------------------------------------------------------------------------------------------------------------------------------
             1998                              17                              0                              17
------------------------------------------------------------------------------------------------------------------------------
             1997                               7                              0                               7
==============================================================================================================================

                     Because of the low oil prices during FY 99, the Company did not plan to perform any reworking operations on its Texas, Oklahoma or Kansas properties. The Company, through its Deerlick Creek Partners I, L.P. non-consented on the drilling of five (5) infield developmental coal bed methane wells located in Alabama in FY 98 and was under a "non-consent penalty" until the consenting parties received back the cost of the development wells plus a penalty percentage. In the sale of the Alabama properties, the Company received the "after payout" value of its reserves in the non-consent wells. In the Appalachian Basin operations, the Company, through its Developing Energy Partners I, L.P., participated in the drilling of ten (10) new wells to further develop its leasehold interests in the Blacklick Creek coal bed methane project in central Pennsylvania. ("Business" and "Properties - Operations".)

    Proved Reserves:

                     The Company causes to be prepared an annual estimate of oil and gas reserves. The Company has not filed reserves estimates with any United States authority or agency, other than estimates previously filed with the Commission.

-------------------
(1) These properties were sold as of September 1, 1999.

         The following table sets forth the proved reserves of the Company as of September 30, 1999, September 30, 1998, and September 30, 1997.

         The figures for Westlands as of September 30, 1999 were extrapolated by the Company from the reserve report as of September 30, 1998, were taken from the reserve report dated October 1, 1998, prepared by R. A. Lenser and Associates, independent petroleum engineers, as of September 30, 1998 for the Texas, Oklahoma and Kansas properties as received by the Company's consultants, and from the reserve reports prepared by Huntley and Huntley, Independent Petroleum Engineers, dated as of November 1996 for the Alabama properties, September 30, 1996 for the Blacklick coal bed methane property, and September 30, 1997 for the remaining Appalachian properties in Pennsylvania and West Virginia. The Company extrapolated the values for the properties by subtracting actual production from the reserve report through September 30, 1999 and then adjusted its reserves for performance based on decline curves for each well.

                                                   Net Reserves

-------------------------------------------------------------------------------------------------------
                                                              Year Ended Reserves
                                                               September 30, 1999
-------------------------------------------------------------------------------------------------------
Proved Developed Reserves                        1999                 1998                 1997
-------------------------------------------------------------------------------------------------------
C X C (BBLS)
-------------------------------------------------------------------------------------------------------
   Texas                                               56,760               67,125              128,029
-------------------------------------------------------------------------------------------------------
   Oklahoma                                           108,287               60,613                  -0-
-------------------------------------------------------------------------------------------------------
   Kansas                                             191,123              133,135                  -0-
-------------------------------------------------------------------------------------------------------
   Pennsylvania                                           -0-                  -0-                  -0-
-------------------------------------------------------------------------------------------------------
   West Virginia                                          -0-                  -0-                  -0-
-------------------------------------------------------------------------------------------------------
   Alabama (6)                                            -0-                  -0-                  -0-
-------------------------------------------------------------------------------------------------------
   New Mexico                                             -0-                  -0-                  777
-------------------------------------------------------------------------------------------------------
          Total                                       356,170              260,973              128,806
-------------------------------------------------------------------------------------------------------
Gas (MCF)
-------------------------------------------------------------------------------------------------------
   Texas                                              398,717              438,000              463,000
-------------------------------------------------------------------------------------------------------
   Oklahoma                                           255,391                  -0-                  -0-
-------------------------------------------------------------------------------------------------------
   Kansas                                                 -0-                  -0-                  -0-
-------------------------------------------------------------------------------------------------------
   Pennsylvania                                     3,162,572            1,917,417            1,500,499
-------------------------------------------------------------------------------------------------------
   West Virginia                                      449,867              815,942              909,013
-------------------------------------------------------------------------------------------------------
   Alabama(1)                                       2,908,057            1,768,544            1,318,395
-------------------------------------------------------------------------------------------------------
   New Mexico                                             -0-                  -0-               10,286
-------------------------------------------------------------------------------------------------------
           Total                                    7,174,604            4,939,903            4,201,193
-------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
                                                                Year End Reserves
                                                                September 30, 1999
-------------------------------------------------------------------------------------------------------
Proved, Undeveloped Reserves                     1999                  1998                 1997
-------------------------------------------------------------------------------------------------------
C X C (Bbls)
-------------------------------------------------------------------------------------------------------
   Texas                                              629,444             1,186,187           1,276,028
-------------------------------------------------------------------------------------------------------
   Oklahoma                                               -0-                   -0-                 -0-
-------------------------------------------------------------------------------------------------------
   Kansas                                              45,125               182,896                 -0-
-------------------------------------------------------------------------------------------------------
   Pennsylvania                                           -0-                   -0-                 -0-
-------------------------------------------------------------------------------------------------------
   West Virginia                                          -0-                   -0-                 -0-
-------------------------------------------------------------------------------------------------------
   Alabama (1)                                            -0-                   -0-           1,214,417
-------------------------------------------------------------------------------------------------------
   New Mexico                                             -0-                   -0-                 -0-
-------------------------------------------------------------------------------------------------------
          Total                                       674,569             1,369,083           1,276,028
-------------------------------------------------------------------------------------------------------
Gas (Mcf)
-------------------------------------------------------------------------------------------------------
   Texas                                            5,577,720            10,532,000          11,482,000
-------------------------------------------------------------------------------------------------------
   Oklahoma                                               -0-                   -0-                 -0-
-------------------------------------------------------------------------------------------------------
   Kansas                                                 -0-                   -0-                 -0-
-------------------------------------------------------------------------------------------------------
   Pennsylvania                                     1,770,850               808,212           1,517,536
-------------------------------------------------------------------------------------------------------
   West Virginia                                          -0-                   -0-                 -0-
-------------------------------------------------------------------------------------------------------
   Alabama (1)                                        572,661               951,962             791,800
-------------------------------------------------------------------------------------------------------
   New Mexico                                             -0-                   -0-                 -0-
-------------------------------------------------------------------------------------------------------
          Totals                                    7,921,231            12,292,174          13,791,336
-------------------------------------------------------------------------------------------------------

                     All of the above stated reserves are located on-shore within the United States.

-------------
(1) These reserves were sold as of September 1, 1999.

Estimated Future Net Revenues and Present Worth:

         Estimated future net revenues of the Company's net oil and gas reserves at the date indicated and the present worth thereof employing a ten percent (10%) discount factor is set forth in the following tabulation:

                                      Future Net Revenues(7)
                                         September 30                    1999               1998              1997
         Proved Oil and Gas Reserves                                 $24,246,399        $25,869,992        $35,857,908
         Proved Developed Oil and Gas Reserves                        $7,254,122         $6,601,604         $5,616,679

                                       Present Worth (1)
                                         September 30                    1999               1998              1997
         Proved Oil and Gas Reserves                                 $16,444,753        $13,017,977        $22,479,971
         Proved Developed Oil and Gas Reserves                        $4,098,145         $3,398,305         $3,678,884

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

-----------------
(1) These figures do not include the Alabama properties which were sold on September 1, 1999.

Reserves Reported To Other Agencies:

         There were no estimates or reserve reports of the Company's proved domestic net oil or gas reserves filed with any governmental authority or agency, other than the Securities and Exchange Commission, during the years ended September 30, 1997, September 30, 1998 or September 30, 1999.

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

Yukon Gold Exploration:

         In February 1995, the Company acquired from Messrs. Amir and Erlich 109 mining claims totaling approximately 5500 acres in the Red Mountain area, located at the headwaters of the Klondike River, Dawson and Mayo mining districts of the Yukon Territory, Canada. The Company paid Messrs. Amir and Erlich $15,487 which was their cost of acquiring the claims. The claims adjoin properties owned by Regent Ventures Ltd., a small non-affiliated Canadian company which has been conducting exploration work on its holdings for the last two years. During the period, Regent conducted geochemical and geophysical surveys as well as trenching and corehole drilling. Regent reported that during the period, it had drilled 27 corehole and intersected significant gold vanes in 11 of such holes. Assays of core samples confirmed values ranging from a low of
0.020 oz/ton to a high of 0.810 oz/ton of gold, at depths of 110 to 600 feet. During Fiscal 1997, the Company did not conduct any significant work on its claims other than work required to maintain the claims in good standing. The Company allowed the claims to expire during the year ended September 30, 1998.

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

         Southland Drilling Company, a Division of Triad Drilling Company v. Westlands Resources Corporation, Daleco Resources Corporation and Tri-Coastal Energy, L.P., Cause No. 98-34542, In the 270th Judicial District Court of Harris County, Texas. On or about July 21, 1998, Southland Drilling Company ("Southland") commenced a lawsuit against the Company and its subsidiaries Westlands and Tri-Coastal. The lawsuit seeks to recover the amount of $260,577.66 allegedly due and owing for work performed on the DRC GA #3 Well and the DRC VI #1 Well, Burleson County, Texas. Daleco has made a special appearance in this matter for the purpose of contesting jurisdiction. Each of the Defendants have filed answers' asserting a general denial. Discovery is on going in this matter. Westlands is the operator of these wells on behalf of Tri-Coastal. Both Westlands and Tri-Coastal have filed counter claims against Southland for the cost overruns resulting from the reworking of these wells. A trial on these matters is scheduled for the first quarter of 2000.


ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders in the fourth quarter of Fiscal Year 1999.

                                     PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER'S MATTERS

         The Company's common stock trades on the Over the Counter Market (Pink Slips). The symbol for the Company's shares is DLOV. As of January 12, 2000, there were approximately 1730 record owners of the Company's common stock.

         The range of the high and low bid prices, by quarters, for fiscal years 1998 and 1997, commencing with the first quarter of the fiscal year ended September 30, 1999 for the Company's common stock is as follows:

                                    Over the Counter
              Fiscal Year End       (Bid Prices)
              September 30          US $

                                      High         Low

              1998 - 1st Qtr.       2 13/16     1 1 / 4

              1998 - 2nd Qtr.       2 13/16     1

              1998 - 3rd Qtr.       1 7/16      27/32

              1998 - 4th Qtr.       1           5/16

              1999 - 1st Qtr.       9/16        17/32

              1999 - 2nd Qtr.       3/4         3/4

              1999 - 3rd Qtr.       5/8         1/2

              1999 - 4th Qtr.       3/8         3/8

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

Sales Of Securities:

         In Fiscal 1999, the Company conducted no sales of Securities.

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

         As of December 16, 1999, all of the 7% convertible debentures had been converted into 240,628 shares of common stock.

         The Company completed a second securities offering under Regulation S on September 6-11, 1996. The second offering was for $1,310,000 of 8% convertible debentures due September 6, 1998. Under the terms of the debentures, the debenture could be converted into common stock of the Company commencing 45 days following the closing of the offering as to 50% of their principal amount of the debenture plus accrued interest through the date of conversion, and after the 65th day following the closing as to 100% of the outstanding amount of the debenture plus accrued interest through the date of conversion. The foreign investor is authorized to convert at a price equal to 75% of the average closing bid price of the Company's common stock for the five (5) trading days immediately preceding the date of conversion. The foregoing investor also received warrants for 50 of the face amount of the Debenture owned by the foregoing investor on the date of exercise ("Exercise Amount"). The Warrants are five (5) year warrants and permit the exercise of the warrants in three tranches as follows: (I) Tranche one, equals to one-third of the Exercise Amount on the closing date of the Regulation S offering ("Closing Date") (ii) Tranche two, equals one-third of the Exercise Amount computed on the 75th day after the Closing Date; and, (iii) Tranche three equals one-third of the Exercise Amount on the 270th day after the Closing Date. The exercise price for each Tranche is 115% of the average closing bid price of the Company's common stock for the five
(5) trading days immediately preceding the 45th, 75th and 270th day following the Closing Date. As of September 30, 1999, $1,280,000 of the Debentures had been converted into 981,322 shares of common stock. No warrants have been exercised.

         Warrants, under the same terms, amounts, and of like duration were issued to the foreign investment advisor for each foreign investor ("Investor Advisor Warrants"). The Investor Advisor Warrants were tied to the face amount of their foreign investor's debentures outstanding from time to time. As of September 30, 1999 none of these warrants have been exercised.

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

         The fiscal year ended September 30, 1999, was marked by a number of events all which were beyond the control of management, primarily the world wide decrease in the price of crude oil.

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

Fiscal 1999

         In January 1999, Heller Financial Inc. ("Heller") declared its loan to be in default due to the failure of the properties to generate sufficient income to pay interest and return principal. As a result of this action, the entire amount of the Heller loan was reclassified as a current obligation. Since the Heller loan is "project financing", non-recourse to the Company and is only secured only by the Company's Austin Chalk and Mid-Continent properties, Heller must look exclusively to the properties for the satisfaction of its loan. The Company, like the rest of the exploration and production industry, faced severe hardships for all of Fiscal 1999 due to the world wide depression of oil prices. The artificially low prices for crude oil forced many small producers, to include the Company, to forgo reworking marginal wells, shutting in other wells and curtail exploration, all of which hurt the Company's cash flow and the properties ability to pay interest and principal currently due Heller. Since the upturn in the price of crude oil, the performance of the Company's properties has improved. Heller has retained the engineering consulting firm of Netherland, Sewell and Associates of Dallas, Texas, to assist it in evaluating the Company's pledged properties for further development or possible sale.

         The Company sold, following the close of Fiscal 1999, its net profits interest in 38 Pennsylvania wells in December 1999, but effective October 1, 1999. The Company, in accordance with generally accepted accounting principles, recognized balance sheet and income statement effects (adjustments to depletion, depreciation and amortization) on its September 30, 1999 statements. The cash impact will be shown in the first quarter of Fiscal 2000 when the cash was received. The proceeds of that sale were used to satisfy the Company's loan from PNC National Bank.

         In December 1999, the Company also sold its interest in the Alabama coalbed methane wells to the operator. The sale was effective as of September 1, 1999. The Company believed that the sale at that time was in its best interest in that the favorable gas contract under which it had been selling the gas since its acquisition of the field expired on September 4, 1999. The current lower field price for the gas plus additional transportation which the Company would have to bear would have a negative impact on the project's economics. The Company, in accordance with generally accepted accounting principles, recognized balance sheet and income statement effects (adjustments to depletion, depreciation and amortization) on its September 30, 1999 statements. The cash impact will be shown in the first quarter of Fiscal 2000 when the cash was received.

         Sustainable Forest Industries continued to try and introduce the Guyana hard woods to the domestic rail road industry. While the woods tested well and received favorable reviews from the industry, sales of the timbers in commercial quantities have not yet been realized. Quality control and capacity allocation concerns at the third party contract saw mills are major issues which currently have an impact on the Company's ability to secure and fulfill major contracts. In connection with the Company's timber operations in Guyana, the Company incurred $62,882 in advances and accrued expenses.

         Administrative expenses amounted to $682,835 for Fiscal 1999 as compared to $1,280,925 for the prior Fiscal year.

         As a direct result of the world wide depressed oil prices, gross oil and gas revenues decreased by $1,070,799 in fiscal 1999, while lease operating expenses increased by $163,654 resulted in a net loss for the year of $1,577,233, a significant portion of which was the depletion, depreciation and amortization taken as a result of the sale of the Alabama properties. The Company has not yet received the proceeds of the Stock Sale Agreement between it and Infinite Networks, Inc., although the Company is in constant contact with the funder, Management has placed the funder on notice of its default but has elected, for now, to forgo litigation to preserve the Company's assets.



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


Liquidity and Capital Resources

         Prior to the Heller Financing, the Company historically financed its operations through cash flow from operating activities. Well drilling costs were historically been met by selling interests in a well to be drilled on a turnkey or fixed costs basis to a few individuals having close ties to the Company and its founders. Typically, the Company has recognized a profit in these turnkey arrangements; since it has been able to contract for the drilling of the wells on a costs basis less that the turnkey price. The Company has also been able to secure a free or "carried interest" in these wells as part of the arrangement. As a result of the Heller financing, the Company, while still conducting drilling on a Turnkey Basis, has abandoned its former approach of funding operations through internally generated cash flow, and accelerated the reworking, re-completing and development of proved undeveloped reserves in an effort to increase cash flow and increase the value of the Company's reserves. While the Company still intends to use cash flow for operations where appropriate, the Company believes that it was more prudent to accelerate development to take advantage of the improved market for hydrocarbons and realize the potential of the Company's reserves. As a result of Heller's declaration of default in January 1999, the Company has not realized any significant cash flow from the properties. With the increase of the world wide prices for crude oil, the Company anticipates that it may realize cash flow from these properties in the future.

         Throughout the fiscal year, additional funds were made available to the Company by its controlling shareholder, Mr. Amir in the form of unsecured loans (See, "Certain Relationships" and "Related Transactions".) At the end of Fiscal 1999, the amount owed to Mr. Amir and Mr. Erlich, a former officer of the Company, was $488,539.

         An increase of $535,394 was recorded in depletion, depreciation and amortization costs. The increase is primarily attributable to the sale of the Alabama properties.

         The Company believes that its relations with trade creditors are good and foresees no immediate problems in deferring payments for a short time or making other necessary arrangements to meet its obligations.

Capital Expenditures

         During Fiscal 1999, the Company through its related entities participated in the drilling of ten (10) new wells, the Company's share of which was $420,000. These wells were part of the continued development of the Company's interest in the Pennsylvania coalbed methane field. The Company through its related entities did not rework any wells.

Acquisitions:

         On September 30, 1997, the Company acquired Haly Corporation ("Haly"), a California corporation, for 3,000,000 shares of the Company's common stock. At the time of its acquisition from Mr. Amir and Mr. Erlich, Haly's assets consisted of 3,000,117 shares of the Company's common stock plus working interests ranging from 1.75% to 33.3% in fourteen (14) wells. Thirteen (13) of these wells are producing from the Austin Chalk formation of Texas while the remaining well interest represents a small overriding royalty in a non-operated well in California. This acquisition also eliminated amounts owed to Haly of $364,931 less $100,000 in Haly's bank debt assumed by the Company.

Year 2000 Readiness:

         The Company experienced no Y2K problems as a result of the new millenium.

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

* Standardized Measure of Discounted Future Net Cash Flow from Estimated Production of Proved Oil and Gas Reserves

*  Summary of Changes in Standardized Measure of Discounted Future Net Cash
   Flows

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and
Stockholders of Daleco Resources Corporation


We have audited the accompanying consolidated balance sheet of Daleco Resources Corporation and subsidiaries as of September 30, 1999 and September 30, 1998, and the related consolidated statements of loss, deficit, and cash flows for each of the two years ended September 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Daleco Resources Corporation and subsidiaries as of September 30, 1999 and 1998, and the results of operations and its cash flows for each of the two years then ended September 30, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered significant recurring net losses, negative operating cash flow, and has uncertainly relative to full recoverability of assets, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



                                                Jay J. Shapiro, C.P.A.
                                                A Professional Corporation

Encino, California
March 15, 2000

                               MILLER AND CO. LLP
                          CERTIFIED PUBLIC ACCOUNTANTS
                           501 SANTA MONICA BOULEVARD
                                  SECOND FLOOR
                         SANTA MONICA, CALIFORNIA 90401


                                 March 31, 2000



Gary Novinskie
Daleco Resources Corporation
435 Devon Park Drive, Suite 410
Wayne, PA 19087

Dear Gary:

We have been requested by Daleco Resources Corporation to review their Financial Statements and 10KSB for the year ended September 30, 1999 audited by another accounting firm, for the purpose of giving our approval to use the Financial Statements for the year ended September 30, 1997 which were audited by us.

We have reviewed the statements and 10KSB and find no material change since our audit as it relates to the year ended September 30, 1997. Please note our review did not consist of any examination of the working papers for the audit of the years ended September 31, 1998 or September 30, 1999.

Based on our review, we hereby consent to the use of the audited Financial Statements for the year ended September 31, 1997 as it relates to the Financial Statements and 10KSB for the year ended September 30, 1999.

If we can be of any further assistance, please give us a call.

Very truly yours,

MILLER AND CO. LLP

/s/ Morton Algaze

Morton Algaze
Partner

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 1999 AND 1998
================================================================================

                                                                                               1999                  1998
ASSETS
Current Assets
         Cash and cash equivalents                                                              $206,045             $192,342
         Accounts receivable                                                                     444,116              339,017
                                                                                            ------------          -----------
                               Total Current Assets                                              650,162              531,359
Oil and gas properties and equipment (note 4)                                                  7,362,860            9,054,930
Property and equipment                                                                            27,632               37,632
Timber rights (note 5)                                                                           700,000              828,342
Mineral properties (note 6)                                                                            0                   --
Goodwill (note 19)                                                                                     0              237,693
Debt Issue Costs                                                                                 172,815              372,815
                                                                                            ------------          -----------
                               Total Assets                                                   $8,913,469          $11,062,771
                                                                                            ============          ===========
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities                                                      $3,171,307           $1,985,078
Current portion of long-term debt (note 10)                                                    6,285,054              200,000
Notes payable (note 7)                                                                           220,000              200,000
Drilling deposits                                                                                      0                   --
Due to related parties (note 8)                                                                  488,539              415,829
                                                                                            ------------          -----------
                               Total Current Liabilities                                      10,164,900            2,600,907
Long-term debt                                                                                         0            6,285,054
Debentures (note 9)                                                                                    0               60,000
                               Total Liabilities                                              10,164,900            8,945,961
                                                                                            ------------          -----------
Commitments and Contingencies (notes 13 and 16)

Shareholders' Equity
         2,951,688 Common Shares, par value $0.01 per share  (1996 - 2,756,788)                   31,027               29,521
          (note 11)
         16,000 Preferred Shares, par value $0.01 per share  (note 8)                                160                  160
         Additional Paid in Capital                                                           14,388,258           14,329,827
         Accumulated deficit                                                                 (15,670,876)         (12,242,693)
                                                                                            ------------          -----------
                               Total Shareholders' Equity                                     (1,251,431)           2,116,810
                                                                                            ------------          -----------
                               Total Liabilities and Shareholders' Equity                     $8,913,469          $11,062,771
                                                                                            ============          ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF LOSS
AS OF SEPTEMBER 30, 1999, 1998 AND 1997
================================================================================

                                                                          1999                 1998                 1997
Gross Operating Revenue                                                 $1,303,424           $2,374,223           $2,462,909
Less:    Lease operating expenses                                        1,119,371              955,717              472,148
         Severance taxes                                                    21,190               38,598               32,079
         Depletion, depreciation and amortization(4)                     1,680,394            1,145,000              497,951
         Net profits interest and related expenses                          59,702              961,056            1,274,427
                                                                       -----------          -----------          -----------
         Net income (loss) from oil and gas operations                  (1,577,233)            (726,148)             186,304

Timber Sales:                                                               34,818               46,369                   --
         Timber Operating Costs                                             62,882              501,121              249,499
                                                                       -----------          -----------          -----------
         Net (Loss) From timber Operations                                 (28,064)            (454,752)            (249,499)
                                                                       -----------          -----------          -----------
Net loss (gain) on sale of assets                                               --                   --                   --
Administration expense                                                     682,835            1,280,925            1,421,823
Amortization of debenture issue costs                                      200,000              212,000               42,865
Legal and Professional Fees                                                333,942                   --              287,356
Interest expense                                                           844,193              533,626              155,371
Amortization of goodwill                                                   237,693              575,643              416,643
Write-down of advances to mining joint venture  (Note 3)                        --                   --              100,000
                                                                       -----------          -----------          -----------
                                                                         3,903,960            2,602,194            2,673,557
Other Income (Expense)

Management and administrative fees                                         555,782              422,359              582,270
Gain (Loss) on litigation settlement (Notes 13 and 17)                          --                   --            (224,875)
                                                                       -----------          -----------          -----------
                                                                           555,782              422,359            2,316,162
                                                                       -----------          -----------          -----------
Net Loss for the Year                                                  $(3,348,178)         $(3,360,735)         $(2,129,858)
                                                                       ===========          ===========          ===========
Basic and Fully Diluted Net Loss per Common Share (note 12(c))              $(1.14)              $(1.14)              $(0.80)
                                                                            ======               ======               ======

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF DEFICIT
AS OF SEPTEMBER 30, 1999, 1998 AND 1997
================================================================================

                                            1999                 1998                    1997
Deficit - Beginning of Year            ($12,242,698)         ($8,801,963)             $(6,672,105)
Net loss for the year                    (3,348,178)          (3,360,735)              (2,129,858)
Dividends on Preferred                      (80,000)             (80,000)                      --
                                       ------------         ------------              -----------
Deficit - End of Year                  $(15,670,876)        $(12,242,698)             $(8,801,963)
                                       ============         ============              ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
AS OF SEPTEMBER 30, 1999, 1998 AND 1997
================================================================================

                                                                               1999             1998             1997
Operating Activities
Net loss for the year                                                       $(3,348,178)     $(3,360,735)     $(2,129,858)
Items not affecting working capital
         Depletion, depreciation, and amortization                            1,680,394        1,145,000          497,951
         Amortization of debenture issue costs                                  200,000          212,000           42,865
         Write-down of advances to mining joint venture                              --               --          100,000
         Other (amortization of goodwill)                                       237,693               --               --


         Loss (gain) on sale of oil and gas properties                               --               --               --
         Loss (gain) on litigation settlement                                        --               --          224,875
         Accrued interest on conversions of debt                                     --               --               --
                                                                            -----------      -----------      -----------
                                                                             (1,230,091)      (2,003,735)      (1,264,167)

Decrease (increase) in accounts receivable                                     (105,099)         (18,960)         663,073
(Decrease) increase in accounts payable                                       1,186,229          788,182         (117,508)
(Decrease) increase in advances received on well costs                               --               --          239,000
Drilling and work over costs                                                         --       (3,808,754)        (381,307)
Net proceeds from settlement of litigation                                           --               --               --
Proceeds of drilling program                                                         --         (268,000)              --
                                                                            -----------      -----------      -----------
Cash used for operating activities                                           (2,267,359)      (5,311,267)        (860,909)

Investing Activities
Mineral properties expenditures/write-off                                            --           23,973           (8,300)
Proceeds from sale of oil and gas properties                                         --               --               --
Increase in advances                                                                 --               --               --
Decrease in lease acquisition and well costs                                         --               --               --
                                                                            -----------      -----------      -----------
Cash provided by (used for) investing activities                                      0           23,973           (8,300)

Financing Activities
(Decrease) increase in notes payable                                            220,000               --               --
Increase (decrease) in amounts due to related parties                            72,710           66,239          (77,216)
Dividends                                                                       (80,000)         (80,000)              --
Proceeds from long-term debt                                                         --        4,966,637        1,789,815
Debt issue costs                                                                     --               --         (584,815)
                                                                            -----------      -----------      -----------
Cash provided from financing activities                                         212,710        4,952,876        1,127,784
                                                                            -----------      -----------      -----------
Increase (Decrease) in Cash and Cash Equivalents                                 13,703         (334,418)         258,575
Cash and Cash Equivalents - Beginning of Period                                 192,342          526,760          268,185
                                                                            -----------      -----------      -----------
Cash and Cash Equivalents - End of Period                                      $206,045         $192,342         $526,760
                                                                            ===========      ===========      ===========
Supplemental Information:
Issuance of stock for debt                                                           --         $273,377         $609,014
                                                                            ===========      ===========      ===========
Income taxes paid                                                                   -0-              -0-              -0-
                                                                            ===========      ===========      ===========
Interest paid                                                                  $844,193         $367,848         $155,371


DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 1999, 1998 AND 1997
================================================================================
1.       CONTINUED OPERATIONS

                  The financial statements have been prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate it assets. As of September 30, 1999 the Company has reported a loss of $3,348,178 and had net current liabilities of $10,164,900. The ability of the Company to meet these liabilities and to continue as a going concern is dependent upon the availability of future funding, the successful completion of its drilling projects (see Note 4), and achieving profitable timber operations (see Note 5).

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 1999, 1998 AND 1997
================================================================================
                                    Costs of exploratory wells found to be dry during the year or before the issuance of these financial statements are charged against earnings in that year. Costs of successful exploration wells and development wells are capitalized. All costs of development wells and successful exploration wells are charged to earnings on a unit-of-production basis based upon proved developed reserves. Where the costs of developed wells and successful exploration wells exceed projected net recoverable amounts, such wells are written down to their projected net recoverable amount. Net recoverable amount is the aggregate of estimated un-discounted future net revenues from proven reserves less operating and production expenses.

                                    Effective in the first quarter of 1997, the Company began assessing the impairment of capitalized costs of proved oil and gas properties and other long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Under this method, the Company generally assesses its oil and gas properties on a field-by-field basis utilizing its current estimate of future revenues and operating expenses. In the event net un-discounted cash flow is less than the carrying value, an impairment loss is recorded based on estimated fair value, which would consider discounted future net cash flows. SFAS 121 did not have any impact on the Company's change in method of assessing impairment of oil and gas properties and other long-lived assets.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 1999, 1998 AND 1997
================================================================================
                  h.       Cash and Cash Equivalents

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 1999, 1998 AND 1997
================================================================================
4.       Oil and Gas and Equipment

                                                                         1999               1998
                                                                         ----               ----
Proven lease acreage costs                                            $5,429,995         $6,071,637

Proven undeveloped lease acreage costs                                 1,745,810          1,906,220

Well costs                                                             4,795,605          4,795,605
                                                                     -----------        -----------
                                                                     $11,971,410        $12,773,462

Accumulated depletion, depreciation and amortization                   4,608,550          3,718,532

                                                                      $7,362,860         $9,054,930
                                                                     ===========        ===========

DD&A for FY 99 included an extraordinary deduction of $802,052 resulting from the sale of Deerlick Creek as of September 1, 1999 and the sale of the Company's net profits interest in 39 Pennsylvania wells as of October 1, 1999.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 1999, 1998 AND 1997
================================================================================
6.                         Mineral Properties

                           In February 1995, the Company acquired 109 mining claims from shareholders of the Company for $15,673 representing their cost to acquire the claims. Additional costs of $8,300 were incurred during fiscal 1997 to maintain these claims. The claims were not renewed and written-off during Fiscal 1998 and 1999.

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

8.                         Due to (from) Related Parties

                                                          1999              1998              1997
                                                          ----              ----              ----
Net due (from) to Amir and Erlich
         Bearing interest at prime +3%                  $91,062           $91,062            91,062
         Bearing interest at 7%                         397,477           324,767           258,528
                                                        -------          --------          --------
                                                        488,539          $415,829          $349,590
                                                                         ========          ========


                  The amounts due to Haly Corporation were eliminated through the acquisition of Haly as of September 30, 1997 (see Note
                  18). Amir and Erlich are officers and shareholders of the Company. These amounts have no fixed repayment terms.

                                    1999          1998         1997
                                    ----          ----         ----
8% Convertible Debentures         $30,000       $60,000      $60,000
                                  =======       =======      =======

                  a.       7% Convertible Debentures

                                    On May 31, 1996 the Company issued
                                    $1,000,000 of 7% convertible debentures with interest payable in cash or stock on a semi-annual basis, and a term of three years. The placement agent's fees were 10% of the gross proceeds and 10,000 warrants at $10.00, with an expiration date of May 30, 2001 (see Note 12). The debentures could be converted after a holding period of: (a) as to 50% of the principal amount, 40 days (July 10, 1996), and (b) the remaining 50%, 60 days (July 30, 1996). The debentures are convertible into the Company's common stock at the lessor of (1) a 35% discount on the previous five day average closing bid price at conversion, or; (2) the previous day average closing bid price at closing (May 31, 1996). As of September 30, 1996,
                                    $600,000 of the 7% debentures had been
                                    converted into 107,712 common shares. The remaining balance was converted into 132,916 common shares during 1997.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 1999, 1998 AND 1997
================================================================================
                  b.    8% Convertible Debentures

                             On September 11, 1996, the Company issued
                             $1,310,000 worth of 8% convertible debentures with interest payable in stock only and accruing until conversion or redemptions after the term of two years. The placement agent's fees were 10% of the gross proceeds and 12,111 warrants at $10.07 expiring November 16, 2001. The debentures may be converted after a holding period of 45 days after closing at the lessor of: (1) the fixed conversion price ($10.171875), or (2) 75% of the average closing bid price for the five trading days immediately preceding the date of conversion. As of September 30, 1999, $1,280,000 of the 8% debentures had been converted into 981,322 common shares.

10.               Long-Term Debt

                        Long-term debt of the Company consists of the following:

                        a.     Heller Financial, Inc.

                                      During the forth quarter of fiscal 1997, the Company entered into an arrangement with Heller Financial, Inc. ("Heller") whereby Heller has agreed to provide the Company with up to $15,000,000 to rework existing horizontal wells, re-complete its vertical wells as horizontal wells, and develop additional acreage. Under the terms of the agreement, all of the properties of Westlands were transferred to a newly formed Limited Partnership, Tri-Coastal Energy, L.P., the general partner of which is Tri-Coastal Energy, Inc., (Tri-Coastal) and the sole limited partner of which is Westlands. Westlands is also the sole shareholder of Tri-Coastal. The amount outstanding under this arrangement as of September 30, 1999, 1998 and 1997, was $5,835,054, $5,835,054
                                      and $1,139,815, respectively. Interest on the borrowings is at prime plus 2%. Principal is paid out of 85% of the net cash flow from the properties. Additional interest is payable from 50% of the net cash flow from these properties after the payment of principal. In January 1999, Heller declared the loan to be in default, as a result of the pledged properties failure to generate the required interest payments. This was solely attributable to the decrease in the low worldwide prices for oil. As a result, the full amount of the Heller Loan has been reclassified as current debt.

                        b.     Sonata Investment Company, LTD.

                                      During the third quarter of fiscal 1997, Sustainable entered into a loan agreement with Sonata Investment Company, LTD. for $250,000, which remains outstanding as of September 30, 1997. Sustainable has the right to request an additional $250,000 prior to December 31, 1999. The Company and Westlands are guarantors of the loan with Westlands (now Tri-Coastal Energy,

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 1999, 1998 AND 1997
================================================================================
                                      L.P.) wells being pledged as collateral, subordinated to the Heller Financing. The loan is to be repaid out of 25% of Sustainable's net cash flow with any remaining balance due by December 31, 1999. Interest is at 12%. In addition, Sonata will receive a profits participation of 25% of the net profits of Sustainable while the loan is outstanding and 20% after the loan is repaid (after payout). Should Sustainable request the additional $250,000 from Sonata and should Sonata elect not to make said advance, then the after payout rate reduces from 20% to 15%. The full amount of this loan has been reclassified as current debt.

                        c.     PNC Bank Loan

                                      During the fourth quarter of fiscal 1998, Deven Resources, Inc. obtained a term loan of $300,000 with interest at prime plus 12%. Principal is due at $25,000 per quarter. The loan is secured by specific properties owned by Deven. This loan was paid off on December 15, 1999 through the sale of Deven's Net Profits interests in certain properties in Armstrong and Fayette Counties, Pennsylvania. In December 1999, Deven sold its Net Profits Interest and repaid the loan in full.

                        d.     First Regional Bank

                                      As of September 30, 1998, the Company
                                      assumed a $100,000 loan with First
                                      Regional Bank when it acquired Haly
                                      Corporation (see Note 19). Interest is at
                                      6.9% and the loan matures December 12,
                                      2000. The loan is secured by personal
                                      assets of an officer of the Company.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 1999, 1998 AND 1997
================================================================================

11.               Capital Stock

                                                 NUMBER OF COMMON SHARES, PAR    NUMBER OF PREFERRED SHARES
                                                             VALUE                PAR VALUE $0.01 PER SHARE
                                                        $0.01 PER SHARE                                            AMOUNT
Authorized                                                          20,000,000                     10,000,000
                                                                    ----------                     ----------

Balance as at September 30, 1997                                     2,756,988                                    $14,086,131
Issued for Professional services rendered                              194,900                                        273,377
                                                                                                       16,000         800,000
                                                                                                       ------         -------
Shares cancelled due to cancellation of                                   (46)
                                                                           ==
Fractional Shares
Balance as at September 30, 1998                                     2,951,642                         16,000     $14,329,827
                                                                                                       ------     ===========
Issued for Professional services rendered                              150,932
                                                                       =======
Balance as at September 30, 1999                                     3,102,574                         16,000
                                                                     =========                         ======


   Upon re-domestication of the Company into the U.S. as of October 1, 1997, par value was established at $0.01 per share for both common and preferred stock. On February 24, 1998, the Company conducted a reverse 10 for 1 stock split.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 1999, 1998 AND 1997
================================================================================
                           a.       Common Stock Options

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

                                          1999        1998            1997
--------------------------------------------------------------------------------
   Outstanding and Exercisable          155,000       35,000           700,000
       at beginning of year
--------------------------------------------------------------------------------
   Canceled                                -----        -----         (350,000)
--------------------------------------------------------------------------------
   Granted                                 -----      120,000           -------
--------------------------------------------------------------------------------
   Exercised                               -----        -----           -------
--------------------------------------------------------------------------------
   Outstanding and Exercisable
      at end of year                      155,000      155,000          35,000
                                          =======      =======          ======
--------------------------------------------------------------------------------

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 1999, 1998 AND 1997
================================================================================
                           b.      Common Stock Warrants

                                           Common stock warrants outstanding at
                                   September 30, 1999, consist of the following:

------------------------------------------------------------------------------------------------------------------------------------
               Issuance                             Expiration Date                         Amount           Price Per Share
------------------------------------------------------------------------------------------------------------------------------------
   Acquisition of Sustainable                     September 30, 2000                        50,000               $3.50
------------------------------------------------------------------------------------------------------------------------------------
                                                     May 8 2001 to
   Consulting Agreements                            October 1, 2001                        160,000               $3.50
------------------------------------------------------------------------------------------------------------------------------------
   Consulting Agreement                           September 30, 2001                        10,000              $10.00
------------------------------------------------------------------------------------------------------------------------------------
   8% Debenture Holders and                      September 11, 2001 to                                        $4.386 to
      Placement Agents (I.)                          June 8, 2002                          186,470              $10.81
------------------------------------------------------------------------------------------------------------------------------------

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 1999, 1998 AND 1997
================================================================================
                           c.       Net Income Per Share

                                           Net income per share was calculated
                                           on the basis of the weighted average
                                           number of shares outstanding which
                                           amounted to 3,102,574 for the year
                                           ended September 30, 1999 (1998 -
                                           2,951,688; 1997 - 2,756,788). For the
                                           years ended September 30, 1999, 1998,
                                           and 1997 the exercise of the options
                                           and warrants outstanding as at year
                                           end did not have a dilutive effect on
                                           the net income per share.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 1999, 1998 AND 1997
================================================================================
                           The following table identifies customers of the Company who purchased greater than ten percent of the oil and gas produced by the Company:

                                                     1999 PERCENTAGE OF       1998 PERCENTAGE OF        1997 PERCENTAGE OF
                                                       TOTAL SALES (%)          TOTAL SALES (%)          TOTAL SALES (%)
Oil Production
         Pride Pipeline Company                             49.5%                     50%                      100%
         Kelly MacClaskey Oil Field Services                11.6%                    11.9%
         Tri-Power Resources                                20.8%                    31.8%

Gas Production
         Aquila Southwest Pipeline Corp.                    11.3%                    31.2%                    11.8%
         Austin Chalk National Gas                          10.9%                    14.5%                    12.3%
         Southern Natural Gas                               43.0%                                             72.5%
         Columbia Energy Services                           11.0%


15.           Additional Information on Petroleum and Natural Gas Activities

                                                                                               DEPRECIATION,
                                       PROPERTY                                                DEPLETION AND
                                    ACQUISITION $      EXPLORATION $      (1) DEVELOPMENT $    AMORTIZATION $
             September 30, 1999       -----                -----               $420,000          $585,000
             September 30, 1998    $2,315,000              -----             $2,294,397        $1,145,000
             September 30, 1997    $2,323,357              -----               $381,307          $497,951

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 1999, 1998 AND 1997
================================================================================
                           In connection with the acquisition of Deven and under the Stock Purchase Agreement dated October 1, 1996, the Company agrees that should certain Deven officers be involuntarily terminated, other than in response to the Deven Officer's gross negligence, willful misconduct, ineptitude or inability to perform the duties of his position, ("Involuntary Personnel Action") on or before September 30, 2001 ("Coverage Period"), the said Deven Officer who was the object of said Involuntary Personnel Action shall be entitled to receive a sum equal to 150% of the aggregate base salary plus the cash equivalent of all benefits for the period of time between the date of the Involuntary Personnel Action and the remaining portion of the Coverage Period ("Settlement Consideration").

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 1999, 1998 AND 1997
================================================================================
                           The Company incurred $224,875 in costs to settle this
litigation.

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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and
Stockholders of Daleco Resources Corporation


The audits referred to in our report to the Board of Directors and Stockholders of Daleco Resources Corporation and subsidiaries dated March 15, 2000 and April 16, 1998, relating to the consolidated financial statements of Daleco Resources Corporation and subsidiaries included the audit of Schedule V, VI, and IX, found on pages 55, 56, and 57, respectively, for the year ended September 30, 1999 and 1998. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules present fairly, in all material respects, the information set forth therein.

The accompanying financial statements schedules for the year ended September 30, 1997 were not audited by us, and accordingly, we do not express an opinion on them.


                                                      Jay J. Shapiro, CPA
                                                      A Professional Corporation

Santa Monica, California
March 15, 2000

DALECO RESOURCES CORPORATION SCHEDULE II- AMOUNTS RECEIVABLES FROM UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997
================================================================================

This schedule has been omitted as there are no receivables.

DALECO RESOURCES CORPORATION
SCHEDULE IV - NON-CURRENT INDEBTEDNESS OF AND TO RELATED PARTIES YEAR
              ENDED SEPTEMBER 30, 1999, 1998 AND 1997
================================================================================

This schedule has been omitted as there are no non-current indebtedness of and to related parties.

DALECO RESOURCES CORPORATION
SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT YEAR ENDED SEPTEMBER 30, 1999
             (EXPRESSED IN THOUSANDS)
================================================================================

                                                                   YEAR ENDED
                                                                  SEPTEMBER 30
                                                            1999         1998        1997
         COST
         Proven Lease Acreage
         Balance - Beginning of year                      $ 6,072     $ 3,757      $2,428
         Additions                                          -----       2,315       1,329
         Disposal                                           (642)       -----       -----
                                                          -------     -------      ------
         Balance - End Of Year                              5,430       6,072       3,757
                                                          -------     -------      ------
         Proven Undeveloped Lease Acreage
         Balance - Beginning of Year                        1,906       1,906       1,906
         Additions                                          -----       -----      ------
         Disposal                                           (160)       -----       -----
                                                          -------     -------      ------
         Balance - End of Year                              1,746       1,906       1,906
                                                          -------     -------      ------
         Well Costs
         Balance Beginning of Year                          4,795       2,501       1,506
         Additions                                          -----       2,294         995
         Disposal                                           -----       -----       -----
                                                          -------     -------      ------
         Balance - End of Year                              4,795       4,795       2,501
                                                          -------     -------      ------
         TOTAL COST                                       $11,971     $12,773      $8,164
                                                          =======     =======      ======

DALECO RESOURCES CORPORATION
SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF
              PROPERTY, PLANT AND EQUIPMENT YEAR ENDED SEPTEMBER 30, 1999 (EXPRESSED IN THOUSANDS)
================================================================================

                                                                            YEAR ENDED SEPTEMBER 30
                                                                       1999           1998           1997
       ACCUMULATED DEPRECIATION AND DEPLETION
       Prove Lease Acreage
       Balance - Beginning of Year                                    $2,230        $1,386          $1,088
       Charge for the Year                                             -----           844             298
       Disposal                                                          609         -----           -----
                                                                      ------        ------          ------
       Balance - End of Year                                           2,839         2,230           1,386
                                                                      ------        ------          ------
       Proven Undeveloped Lease Acreage
       Balance Beginning of Year                                         362           362             362
       Charge for Year                                                 -----         -----           -----
       Disposal                                                          312         -----           -----
                                                                      ------        ------          ------
       Balance - End of Year                                             674           362             362
                                                                      ------        ------          ------
       Well Costs
       Balance - Beginning of Year                                     1,126           826             626
       Charge for Year                                                   450           300             200
       Disposal                                                          321         -----           -----
                                                                      ------        ------          ------
       Balance - End of Year                                           1,897         1,126             826
                                                                      ------        ------          ------
       TOTAL DEPRECIATION, DEPLETION AND AMORTIZATION
                                                                      $5,410        $3,718          $2,574
                                                                      ======        ======          ======

DALECO RESOURCES CORPORATION
SCHEDULE IX - SHORT-TERM BORROWINGS FOR THE YEARS ENDED SEPTEMBER 30, 1999,
              1998 AND 1997
================================================================================

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

There were no other short-term borrowings for the years ended September 30, 1999, 1998 and 1997.

DALECO RESOURCES CORPORATION
SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
================================================================================

This schedule has been omitted as the information is furnished in the income statement included with the consolidated financial statements.

DALECO RESOURCES CORPORATION
SUPPLEMENTAL INFORMATION (UNAUDITED)
AS AT SEPTEMBER 30, 1998, 1998 AND 1997
================================================================================
ESTIMATED NET QUANTITIES OF PROVEN OIL AND GAS RESERVES

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

The following table shows the changes in the Company's proved oil and gas reserves for the year.

    -------------------------------------------------------------------------------------------------------------------------
                                         1999                               1998                            1997
    -------------------------------------------------------------------------------------------------------------------------
                             CRUDE OIL           NATURAL                           NATURAL                        NATURAL
                                AND                GAS          CRUDE OIL AND     GAS (MMCF)      CRUDE OIL AND  GAS (MMCF)
                             CONDENSATE          (MMCF)          CONDENSATE                        CONDENSATE
                             (BARRELS)                            (BARRELS)                        (BARRELS)
    -------------------------------------------------------------------------------------------------------------------------
        Proven Developed
         and Undeveloped
                Reserves
    -------------------------------------------------------------------------------------------------------------------------
                              1,562,931          13,912           1,369,917         14,069          963,586        8,740
     Balance - Beginning
                 of Year
    -------------------------------------------------------------------------------------------------------------------------
                                 -----            -----           4,111,694          -----            -----        2,107
             Acquisition
             of Reserves
    -------------------------------------------------------------------------------------------------------------------------
                                 -----            3,481               -----          -----            -----        -----
          Disposition of
                Reserves
    -------------------------------------------------------------------------------------------------------------------------
               (1) & (2)       (492,432)          1,849            (148,762)          (192)         421,802        3,368
             Revision of
      Previous Estimates
    -------------------------------------------------------------------------------------------------------------------------
                                (39,760)           (665)            (69,918)          (349)         (15,471)        (146)
     Production for Year
    -------------------------------------------------------------------------------------------------------------------------
                              1,030,739          11,615           1,562,931         13,912        1,369,917       14,069
                              =========          ======           =========         ======        =========       ======
        Balance - End of
                    Year
    -------------------------------------------------------------------------------------------------------------------------
                                356,170           4,266             260,973          2,963          125,013        2,311
                                =======           =====             =======          =====          =======        =====
        Proved Developed
          Reserves as at
            September 30
    -------------------------------------------------------------------------------------------------------------------------

----------
(1) Revision to prior estimate reflects down time in crude price experienced in 1999.
(2) Improvement in performance of Company's Pennsylvania natural gas production.

DALECO RESOURCES CORPORATION
SUPPLEMENTAL INFORMATION (UNAUDITED)
AS AT SEPTEMBER 30, 1998, 1998 AND 1997
================================================================================

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

STANDARDIZED MEASURE OF DISCOUNTED NET CASH INFLOWS AS AT SEPTEMBER 30, 1999, 1998, AND 1997.

      ---------------------------------------------------------------------------------------------------------------------
                                                                            1999                 1998               1997
      ---------------------------------------------------------------------------------------------------------------------
      Future cash inflows                                                $54,946,550          $53,813,143      $64,556,336
      ---------------------------------------------------------------------------------------------------------------------
      Future production costs                                            (18,516,450)          (9,122,759)      (8,725,086)
      ---------------------------------------------------------------------------------------------------------------------
      Future development costs                                           (12,538,840)         (18,820,392)     (19,973,342)
      ---------------------------------------------------------------------------------------------------------------------
      Future income tax expense*                                               -----                -----            -----
                                                                         -----------          -----------      -----------
      ---------------------------------------------------------------------------------------------------------------------
                                                                          23,891,260           25,869,992       35,857,908
      ---------------------------------------------------------------------------------------------------------------------
      Discount factor at 10%                                              (7,446,507)         (12,852,015)     (13,377,937)
      ---------------------------------------------------------------------------------------------------------------------
      Standardized Measure of Future Net Cash Flows                      $16,444,753          $13,017,977      $22,479,971
                                                                         ===========          ===========      ===========
      ---------------------------------------------------------------------------------------------------------------------

* The Company presently has approximately $27 million of loss carry forwards. Based on these carry forwards no future taxes payable have been included in the determination of future new cash inflows. Future head office general and administrative expenses have been excluded from the cash flows.

DALECO RESOURCES CORPORATION
SUPPLEMENTAL INFORMATION (UNAUDITED)
AS AT SEPTEMBER 30, 1998, 1998 AND 1997
================================================================================
Summary of Changes in Standardized Measure of Discounted Future Net Cash Flows.

                                                            1999             1998                 1997
              Balance - Beginning of Year                $13,017,977     $22,479,971          $17,854,662
              Increase (decrease) in future
              net cash flows:
                  Sales for the year net of
                     related costs                          (103,161)       (418,852)            (684,255)
                  Revisions to estimates of
                     proved reserves                       2,703,041     (10,678,066)           3,723,618
              Acquisition of Reserves                          -----       1,634,924            1,585,946
              Extensions and discoveries
                 net of related costs:                     2,303,537           -----
                 Sales of reserves in place              $(1,476,641)          -----                -----
                                                         -----------     -----------          -----------
              Balance - End of Year                      $16,444,753     $13,017,977          $22,479,971
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

                                    PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The following table sets forth the shares of Common Stock of the Company beneficially owned as of the Record Date by each officer and director of the Company and by officers and directors as a group:

========================================================================================================================

                                                                                     AMOUNT OF             PERCENT
    CLASS OF                         NAME, AGE AND POSITION                         BENEFICIAL            OF CLASS
      STOCK                             WITH THE COMPANY                             OWNERSHIP             (%)(6)
                                                                                     (SHARES)
------------------------------------------------------------------------------------------------------------------------
     Common         Gary J. Novinskie (49)                                          107,724(1)              3.5%
                    Director, President and Chief Operating
                    Officer
------------------------------------------------------------------------------------------------------------------------

     Common         Dov Amir (75)                                                   297,110(2)              9.5%
                    Chairman of the Board of Directors and Chief
                    Executive Officer
------------------------------------------------------------------------------------------------------------------------

     Common         David F. Lincoln (43)                                           283,682(3)              9.1%
                    Vice Chairman of the Board of Directors and
                    Vice President
------------------------------------------------------------------------------------------------------------------------

     Common         C. Warren Trainor (54)                                           75,955(4)               --
                    Director
------------------------------------------------------------------------------------------------------------------------

     Common         All Directors and Officers of the Company as                    764,471(5)             24.6%
                    a Group
========================================================================================================================

(1) The stock ownership of Mr. Novinskie includes: warrants to purchase 20,000 shares of Daleco Common Stock on or before October 1, 2001 at $3.50 per share; 80,000 options to purchase shares of Daleco Common Stock on or before November 12, 2002 at $2.1875 per share; plus 7,724 shares owned directly.

(2) The stock ownership of Mr. Amir includes: 236,582 shares owned directly; 73 shares owned by the Amir Family Trust, dated May 13, 1991; 15,000 shares which are subject to acquisition pursuant to an option to purchase such shares on or before January 6, 2000 at $2.50 per share and warrant for 45,455 shares at $.55 which expire November 20, 2003. On March 27, 2000, Mr. Amir acquired 8,000 shares of Class A 10% Cumulative Preferred Stock, face value $50.00 per share. The Class A Preferred Stock is convertible into Common Stock on a dollar for dollar basis. Mr. Amir's beneficial ownership of Common Stock set forth in the table does not include figures for the conversion of the Class A Preferred Stock into Common Stock. The Class A Preferred Stock is non-voting stock.

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

(5) This group consists of four persons.

(6) Percentages of less than one percent (1%) are not shown.

Section 16(a) Compliance

         Based solely upon a review of Forms 3 and 4 during the fiscal year ending September 30, 1998 and Form 5 forwarded to the Company with respect to the fiscal year ended September 30, 1998, there were no late filing of reports by any party required to have filed same.

         The executive officers of the Company are as follows:

==========================================================================================

      NAME AND AGE                                   OFFICE HELD
------------------------------------------------------------------------------------------
Dov Amir (74)                    Chairman of the Board and Chief Executive Officer (1)
------------------------------------------------------------------------------------------

Gary J. Novinskie (48)           President and Chief Operating Officer and Director (1)
------------------------------------------------------------------------------------------

David F. Lincoln (42)            Vice Chairman of the Board of Directors (1)
------------------------------------------------------------------------------------------

Edward J. Furman (44)            Treasurer
------------------------------------------------------------------------------------------

Jody Spencer (54)                Secretary
==========================================================================================

(1) See "SECURITY OWNERSHIP OF MANAGEMENT" for positions held and experience.

                             EXECUTIVE COMPENSATION
                             ----------------------
Item 10

         For the period ending September 30, 1999 the Company had five (5) full-time employees. The following table sets forth the compensation paid its two officers for the past three (3) years.

                                                   Summary Compensation Table
-----------------------------------------------------------------------------------------------------------------------------------

                                                                               Long Term Compensations
-----------------------------------------------------------------------------------------------------------------------------------

                                      Annual Compensation                        Awards                Payouts
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                 Awards                Payouts
-----------------------------------------------------------------------------------------------------------------------------------

     (a)            (b)         8          (d)           (e)              (f)             (g)            (h)            (I)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                      Restricted       Securities
    Name and                                         Other Annual        Stock         Underlying     LTIP           All other
    Principal                 Salary      Bonus      Compensation      Award(s)       Options/SARs     Payouts      Compensation
    Position        Year       ($)         ($)           ($)              ($)             (#)            ($)            ($)
-----------------------------------------------------------------------------------------------------------------------------------
Dov Amir            1997      99,000        0           14,100             0               0              0              0
President
-----------------------------------------------------------------------------------------------------------------------------------

Dov Amir            1998      99,000        0           14,100             0               0              0              0
President
-----------------------------------------------------------------------------------------------------------------------------------

Dov Amir            1999      99,000        0           14,100             0               0              0              0
President
-----------------------------------------------------------------------------------------------------------------------------------

Gary J.             1997     100,000        0             0                0             80,000           0              0
Novinskie
President
-----------------------------------------------------------------------------------------------------------------------------------
Gary J.             1998     100,000        0             0                0               0              0              0
Novinskie
President
-----------------------------------------------------------------------------------------------------------------------------------
Gary J.             1999     100,000        0             0                0               0              0              0
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

                                            DALECO RESOURCES CORPORATION



Dated:  April 17, 2000                      By:     /s/ Gary J. Novinskie
                                                    ----------------------------
                                                    Gary J. Novinskie, President

In accordance with the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Dated: April 17, 2000                       By:     /s/ Gary J. Novinskie
                                                    -------------------------------------------------------------
                                                    Gary J. Novinskie, Director, President, COO


Dated: April 17, 2000                       By:     /s/ Edward J. Furman
                                                    -------------------------------------------------------------
                                                    Edward J. Furman, Chief Financial Officer


Dated: April 17, 2000                       By:     /s/ Dov Amir
                                                    -------------------------------------------------------------
                                                    Dov Amir, Chairman of the Board of Directors,
                                                    and Chief Executive Officer


Dated: April 17, 2000                       By:     /s/ David F. Lincoln
                                                    -------------------------------------------------------------
                                                    David F. Lincoln, Vice Chairman of the Board of Directors and
                                                    Vice President


Dated: April 17, 2000                       By:     /s/ C. Warren Trainor, Esquire
                                                    -------------------------------------------------------------
                                                    C. Warren Trainor, Esquire, Director


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

10.3 Acquisition Agreement among Registrant and Haly Corporation dated September 29, 1997.

16.      Letter on Change in Certifying Accountant.

         (a) The Company filed a Form 8-K on March 18, 1999, a First Amendment on Form 8-K on May 5, 1999 and a second amendment filed on August 17, 1999, relating to the change of certifying accountants.

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

                                            DALECO RESOURCES CORPORATION



Dated:                                      By:
     ----------------                          ----------------------------
                                               Gary J. Novinskie, President


In accordance with the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Dated:                                      By:
     ----------------                          -------------------------------------------------------
                                                     Gary J. Novinskie, Director, President, COO



Dated:                                      By:
     ----------------                          -------------------------------------------------------
                                                     Edward J. Furman, Chief Financial Officer



Dated:                                      By:
     ----------------                          -------------------------------------------------------
                                                     Dov Amir, Chairman of the Board of Directors,
                                                     and Chief Executive Officer



Dated:                                      By:
     ----------------                          -------------------------------------------------------
                                                     David F. Lincoln, Vice Chairman of the Board of Directors
                                                     and Vice President



Dated:                                      By:
     ----------------                          -------------------------------------------------------
                                                     C. Warren Trainor, Esquire, Director
