Form 10QSB
period 1999-12-31
DALECO RESOURCES CORP
filed 2000-05-16
CIK 746967

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999
                               -----------------

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from __________________ to ______________

Commission File Number 0-12214
                       -------

                          DALECO RESOURCES CORPORATION
              -----------------------------------------------------
              Name of small business issue as specified in Charter


                    Delaware                            23-2860739
                    ---------                           ----------
        (State or other jurisdiction of     (IRS Employer Identification Number)
         incorporation or organization)

983 Old Eagle School Road, Suite 615
Wayne, Pennsylvania 19087                                 (610) 293-9400
---------------------------------------                    --------------
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

3,102,574 shares of common stock as of February 1, 2000

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

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS......................

PART II  OTHER INFORMATION

ITEM 6   Exhibits and Reports on Form 8-K

SIGNATURES

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1999 AND 1998 -- PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                                                                  1999              1998
ASSETS
Current Assets
         Cash and cash equivalents                                            $    1,536          $289,316
         Accounts receivable                                                     490,468           253,781
         Other                                                                    11,474            11,474
                                                                              ----------       -----------
                           Total Current Assets                                  503,478           554,571

Oil and gas properties and equipment (note 3)                                  7,335,638         8,989,930
Property and equipment                                                            27,633            32,632
Timber rights (note 4)                                                           700,000           828,342
Mineral properties (note 5)                                                        -----       -----------
Goodwill                                                                           -----           137,693
Debt Issue Costs                                                                 172,815           322,815
                                                                              ----------       -----------
                           Total Assets                                       $8,739,564       $10,865,983
                                                                              ==========       ===========
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities                                      $3,057,141        $2,316,035
Current portion of long-term debt                                              6,675,727           200,000
Drilling deposits                                                                  -----             -----
Notes payables (note 6)                                                          451,092             -----
Due to related parties (note 7)                                                  499,539           433,829
                                                                              ----------       -----------
                           Total Current Liabilities                         $10,683,499        $2,949,864
Long-term debt (note 9)                                                            -----         6,285,054
Debentures (note 8)                                                               30,000            60,000
                           Total Liabilities                                  10,713,499         9,294,918
                                                                              ----------       -----------
Commitments and Contingencies (note 15 and 16)
Shareholders' Equity
         3,102,574 Common shares,
         (3,078,548,-1998) par value $0.01 per share                              31,027            30,785
         160,000 Preferred Shares, par value $0.01 per share (note 6)                160               160
         Additional Paid in Capital                                           14,369,258        14,329,998
         Accumulated deficit                                                 (16,374,380)      (12,789,878)
                                                                              ----------       -----------
                           Total Shareholders' Equity                         (1,973,935)        1,571,065
                           Total Liabilities and Shareholders' Equity         $8,739,564       $10,865,983
                                                                              ==========       ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF LOSS FOR THE THREE MONTHS
ENDED DECEMBER 31, 1999 AND 1998 -- PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                                                                    1999              1998
Gross Operating Revenue                                                       $  569,929          $436,819
Less: Lease operating expenses                                                   526,680           277,981
      Severance taxes                                                             46,061             6,125
      Depletion, depreciation and amortization                                    27,223            65,000
      Net profits interest (gain) loss                                           (10,541)          235,206
                                                                              ----------       -----------
      Net income (loss) from oil and gas operations                              (19,494)         (147,493)

Timber sales                                                                       -----            27,573
Timber operating costs                                                             -----            33,114
                                                                                   -----            ------
Net loss from timber operations                                                    -----            (5,541)
                                                                                   -----       -----------
Administrative expense                                                           365,685           180,818
Amortization of debenture issue costs                                              -----            50,000
Interest expense                                                                 901,361           165,778
Amortization of goodwill                                                           -----           100,000
                                                                                   -----       -----------
                                                                               1,267,046           496,596

Other Income
Management and administrative fees                                               132,916           122,445
Income from sale of property                                                     469,920             -----
Net Loss for the Period                                                        $(683,504)        $(527,185)
                                                                              ==========       ===========
Basic and Fully Diluted Net Loss per Common Share                                 $(0.22)           $(0.18)
                                                                              ==========       ===========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF DEFICIT FOR THE THREE MONTHS
ENDED DECEMBER 31, 1999 AND 1998 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                                 1999              1998
Deficit - Beginning of Period               $(15,670,876)     $(12,242,693)
Net loss for the period                         (683,504)         (527,185)
Dividends on Preferred Stock                     (20,000)          (20,000)
                                             -----------      ------------
Deficit - End of Period                     $(16,374,380)     $(12,789,878)
                                            ============      ============



























                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE THREE MONTHS
ENDED DECEMBER 31, 1999 AND 1998 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                                                                    1999              1998
Operating Activities
Net loss for the period                                                       $(683,504)        $(527,185)
Items not affecting working capital
         Depletion, depreciation, and amortization                                27,223           165,000
         Amortization of debt issue costs                                          -----           100,000
                                                                              ----------        ----------
                                                                                (656,281)         (262,185)

Decrease in accounts receivable                                                  (46,281)           85,236
(Decrease) increase in accounts payable                                         (114,166)          275,923
Increase in advances received on well costs                                        -----             -----
                                                                              ----------        ----------
Cash provided (used) for operating activities                                 $ (816,798)       $   98,974
                                                                              ----------        ----------

Investing Activities
Drilling and lease acquisition costs incurred                                      -----             -----
                                                                              ----------        ----------
Cash used for investing activities                                                 -----             -----
                                                                              ----------        ----------

Financing Activities
Increase in amounts due to related parties                                    $   11,000        $   18,000
Dividends Paid                                                                   (20,000)          (20,000)
Proceeds from long-term debt                                                       -----             -----
                                                                              ----------        ----------
Cash provided (used) for financing activities                                 $   (9,000)       $   (2,000)
                                                                              ----------        ----------

Increase in Cash and Cash Equivalents                                         $ (204,509)       $   96,974
Cash and Cash Equivalents - Beginning of Period                                  206,045           192,342
                                                                              ----------        ----------
Cash and Cash Equivalents - End of Period                                         $1,536        $  289,316
                                                                              ==========        ==========







                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 1999 AND 1998 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

1.       CONTINUED OPERATIONS

                   The financial statements have been prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate it assets. As of December 31, 1999 the Company has reported a loss of $683,504. The ability of the Company to meet its total liabilities of $10.7 Million and to continue as a going concern is dependent upon the availability of future funding, the successful completion of its drilling projects (see Note 5), and achieving profitable timber operations (see Note 4).

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 1999 AND 1998 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 1999 AND 1998 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                           recoverable amount. Net recoverable amount is the aggregate of estimated un-discounted future net revenues from the sale of timber less operating and production expenses.

         g.       Debt Issue Costs

                           Debt issue costs as of December 31, 1999 and 1998, represent those associated with the Heller Financial, Inc. loan (see Note 9) are being amortized over a period of five years.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 1999 AND 1998 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

 3.      Oil and Gas Properties and Equipment
                                                        1999             1998
                                                        ----             ----

Proven lease acreage costs                         $ 5,429,995       $ 6,071,637

Proven undeveloped lease acreage costs               1,745,810         1,906,220

Well costs                                           4,795.605         4,795,605
                                                   -----------       -----------
                                                   $11,971,410       $12,773,462

Accumulated depletion, depreciation
 and amortization(1)                                 4,635,772         3,783,532
                                                   -----------       -----------
                                                   $ 7,335,638       $ 8,989,930
                                                  ============       ===========

(1) The DD&A associated with the sale of the Deerlick Creek field was recorded as an extraordinary deduction as of September 1, 1999 and the sale of the Company's net profits interest in 39 Pennsylvania wells as of October 1, 1999 in the Company's 10-KSB for the period ending September 30, 1999.

4.       Timber Rights Acquisition

         Effective September 29, 1995, the Company entered into an agreement ("Acquisition Agreement") to purchase 100% of the issued and outstanding shares of the common stock of Sustainable Forest Industries Inc. ("Sustainable"), a privately held Delaware Company, in exchange for 150,000 shares of common stock of the Company.

         Prior to this, Sustainable entered into a Timber Acquisition Agreement on September 27, 1995 with Oreu Timber and Trading Co., Ltd. ("Oreu"), a Guyana Corporation which is an affiliate of May Joy Agricultural Cooperative Society Ltd. ("May Joy"). Under the terms of the agreement, Sustainable has been assigned the exclusive harvesting and cutting rights for the timber concession issue by Permit No. 1367. This permit was originally granted to May Joy who subsequently assigned harvesting rights to Oreu as per an agreement dated January 3,1995.

         In exchange for the timber rights, Oreu received a 10% ownership of Sustainable. This ownership was subsequently converted to equivalent shares of the Company as a result of the acquisition of Sustainable.

         The acquisition has been accounted for by the purchase method. The purchase price of $962,500 was determined based on the fair value of the 150,000 common shares of Daleco given up to acquire Sustainable. The fair value of the net liabilities of Sustainable acquired was $65,842 resulting in consideration of approximately $1,028,342 which has been recorded as timber rights.

5.       Mineral Properties

         In February 1995, the Company acquired 109 mining claims from shareholders of the Company for $15,673 representing their cost to acquire the claims. Additional costs of $8,300 were incurred during fiscal 1997 to maintain these claims. The claims were not renewed and written-off during Fiscal 1998.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 1999 AND 1998 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

6.       Notes Payable

         During the year ended September 30, 1995, the Company received $1,100,000 in return for two notes payable, with the producing wells of the Company used as collateral. Interest of 10% per annum was due monthly.

         During fiscal 1996, the Company repaid $300,000 of the outstanding balance. During fiscal 1997, the remaining $800,000 was converted into 16,000 shares of 10% cumulative preferred stock, at $50.00 per share. The 16,000 shares were to have been repurchased by the Company as of August 22, 1999. (See Note: 17 Litigation.)

         During fiscal 1998, the Company borrowed $145,000 from four (4) persons. The debt was evidenced by Notes which matured on November 21, 1998. The Notes earned interest at 2% over the prime rate charged by the Huntingdon National Bank of Columbus, Ohio, through the maturity date, and 18% thereafter. The Noteholders were also given warrants. (See Note 10(b)--Warrants).

7.       Due to (from) Related Parties
                                                              1999        1998
               Net due (from) to Amir and Erlich
                        Bearing interest at prime +3%      $ 91,062       91,062
                        Bearing interest at 7%              408,477      342,767
                                                           --------     --------
                                                           $499,539     $433,829
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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 1999 AND 1998 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================



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

         b.       8% Convertible Debentures

                           On September 11, 1996, the Company issued $1,310,000 worth of 8% convertible debentures with interest payable in stock only and accruing until conversion or redemptions after the term of two years. The placement agent's fees were 10% of the gross proceeds and 12,111 warrants at $10.07 expiring November 16, 2001. The debentures may be converted after a holding period of 45 days after closing at the lessor of: (1) the fixed conversion price ($1 0.171875), or (2) 75% of the average closing bid price for the five trading days immediately preceding the date of conversion. As of December 31, 1999, $1,280,000 of the 8% debentures had been converted into 981,322 common shares.
9.       Debt

         Long-term debt of the Company consists of the following:

         a.       Heller Financial, Inc.

                           During the forth quarter of fiscal 1997, the Company entered into an arrangement with Heller Financial, Inc. ("Heller") whereby Heller has agreed to provide the Company with up to $15,000,000 to rework existing horizontal wells, re-complete its vertical wells as horizontal wells, and develop additional acreage. Under the terms of the agreement, all of the properties of Westlands were transferred to a newly formed Limited Partnership, Tri-Coastal Energy, L.P., the general partner of which is Tri-Coastal Energy, Inc., (Tri-Coastal) and the sole limited partner of which is Westlands. Westlands is also the sole shareholder of Tri-Coastal. The amount outstanding under this arrangement as of December 31, 1999, was $6,675,727 . Interest on the borrowings is at prime plus 2%. Principal is paid out of 85% of the net cash flow from the properties. Additional interest is payable from 50% of the net cash flow from these properties after the payment of principal. In January 1999, Heller declared the Loan to be in default, as a result of the pledged properties failure to generate the required interest payments. This was solely due to the decrease in the price for oil world wide. As a result, the full amount of the Heller loan has been reclassified as current debt.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 1999 AND 1998 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================


         b.       Sonata Investment Company, LTD.

                           During the third quarter of fiscal 1997, Sustainable entered into a loan agreement with Sonata Investment Company, LTD. for $250,000, of which $232,092 remains outstanding as of December 31, 1999. Sustainable had the right to request an additional $250,000 prior to December 31, 1999. The Company and Westlands are guarantors of the loan with Westlands (now Tri-Coastal Energy, L.P.) wells being pledged as collateral, subordinated to the Heller Financing. The loan is to be repaid out of 25% of Sustainable's net cash flow with any remaining balance due by December 31, 1999. Interest is at 12%. In addition, Sonata will receive a profits participation of 25% of the net profits of Sustainable while the loan is outstanding and 20% after the loan is repaid (after payout). Should Sustainable request the additional $250,000 from Sonata and should Sonata elect not to make said advance, then the after payout rate reduces from 20% to 15%. The full remaining balance of this loan has been reclassified as current debt.

         c.       PNC Bank Loan

                           During the fourth quarter of fiscal 1998, Deven Resources, Inc. obtained a term loan of $300,000 with interest at prime plus 12%. Principal is due at $25,000 per quarter. The loan is secured by specific properties owned by Deven. This loan was paid off on December 15, 1999 through the sale of Deven's Net Profits interests in certain properties in Armstrong and Fayette Counties, Pennsylvania


         d.       First Regional Bank

                           As of December 31, 1998, the Company assumed a $100,000 loan with First Regional Bank when it acquired Haly Corporation. Interest is at 6.9% and the loan matures in 1999. The loan is secured by personal assets of an officer of the Company.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 1999 AND 1998 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================


10.      Capital Stock

                                                                                       NUMBER OF PREFERRED
                                                         NUMBER OF COMMON SHARES,       SHARES PAR VALUE
                                                                PAR VALUE                $0.01 PER SHARE
                                                             $0.01 PER SHARE                                        AMOUNT
      Authorized                                                        20,000,000                 10,000,000
                                                                        ----------                 ----------

      Balance as at September 30, 1997                                   2,756,988                                  $14,086,131
      Issued for Professional services rendered                            194,900                                      273,377
                                                                                                       16,000           800,000
                                                                                                       ------       -----------
      Shares   cancelled   due  to   cancellation   of                        (46)
      Fractional Shares                                                  ========

      Balance as at September 30, 1998                                   2,951,642                     16,000       $14,329,827
                                                                                                       ------       ===========
      Issued for Professional services rendered                            150,932
                                                                         =========
      Balance as at September 30, 1999                                   3,102,574                     16,000        14,388,258
                                                                         =========                     ======       ===========
      Balance as of December 31, 1999                                    3,102,574                     16,000        14,388,258
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

                                           1999        1998           1997
-------------------------------------- ----------- ------------ ----------------
Outstanding and Exercisable               155,000       35,000          700,000
   at beginning of year
-------------------------------------- ----------- ------------ ----------------
Canceled                                    -----        -----         (350,000)
-------------------------------------- ----------- ------------ ----------------
Granted                                     -----      120,000          -------
-------------------------------------- ----------- ------------ ----------------
Exercised                                   -----        -----          -------
                                          -------      -------          -------
-------------------------------------- ----------- ------------ ----------------
Outstanding and Exercisable
   at end of year                         155,000      155,000           35,000
                                          =======      =======           ======
-------------------------------------- ----------- ------------ ----------------


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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 1999 AND 1998 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

         b.       Common Stock Warrants

                           Common stock warrants outstanding at December 31, 1999, consist of the following:

------------------------------------- -------------------------------- ------------------------ ------------------------------
         Issuance                            Expiration Date                    Amount                 Price Per Share
------------------------------------- -------------------------------- ------------------------ ------------------------------
Acquisition of Sustainable                  September 30, 2000                          50,000                          $3.50
------------------------------------- -------------------------------- ------------------------ ------------------------------
Consulting Agreements                         May 8, 2001 to                           160,000                          $3.50
                                              October 1, 2001
------------------------------------- -------------------------------- ------------------------ ------------------------------
Consulting Agreement                        September 30, 2001                          10,000                         $10.00
------------------------------------- -------------------------------- ------------------------ ------------------------------
8% Debenture Holders and                   September 11, 2001 to                       186,470                      $4.386 to
Placement Agents (I.)                          June 8, 2002                                                            $10.81
------------------------------------- -------------------------------- ------------------------ ------------------------------
$145,000 Loan                                November 20, 2003                         263,638                           $.55
------------------------------------- -------------------------------- ------------------------ ------------------------------

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 1999 AND 1998 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================


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

         c.       Net Income Per Share

                           Net income per share was calculated on the basis of the weighted average number of shares outstanding which amounted to 3,102,574 for the period ended December 31, 1999 (for 1998 - 3,078,548). For the periods ended December 31, 1999 and 1998 the exercise of the options and warrants outstanding as at year end did not have a dilutive effect on the net income per share.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 1999 AND 1998 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================



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

         All of the outstanding stock of Haly, a related party, was acquired on September 30, 1997. Daleco issued 3 million shares of common stock to

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 1999 AND 1998 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================


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

16.      Subsequent event

         On December 18, 1998, an unaffiliated company agreed to purchase 1,848,566 shares of common stock for $9 Million. The Company has not yet received the proceeds on this sale and no stock has been issued. The Company is pursuing its options to seek performance under the terms of the stock purchase agreement, to include filing a complaint in Arbitration before the American Arbitration Association in Philadelphia, Pennsylvania under the contracts dispute resolution provisions.

17.      Litigation

         On January 14, 2000, Daniel Kane individually and his Trustee and Stanley B. Kane individually and his Trustee commenced an action against Daleco Resources Corporation, Dov Amir an individual and Louis
         W. Erlich an individual to force the buyback provisions under the Loan Conversion Agreement dated August 22, 1997. Specifically the Complaint alleged that under the Loan Buyback Agreement, the Kanes conversion of $800,000 in debt to equity (See Note 6, Notes Payable) was due on or about August 22, 1999. Messrs. Amir and Erlich were sued in their capacity as individual guarantors under the obligation, each of whom was liable for repayment of one-half of the sum doing and owing to the Plaintiffs by Daleco Resources Corporation. On or about February 2000, Mr. Amir satisfied his obligation to the Plaintiff's and was dismissed from the case. The case is currently active in the Superior Court in the Central District of California.

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

                  The Company's performance during its first fiscal Quarter ended December 31, 1999, was influenced by a variety of factors:

                           -Oil prices remained depressed, which resulted in a
                            net loss from oil and gas operations. The Company, like most domestic independents, is unable to influence the price of oil. The announcements by OPEC of its intent to reduce production and tighten the available supplies while the demand for oil on a worldwide basis has been increasing should benefit the Company subsequent quarters.

                           -. In the second quarter of Fiscal 1998, the Company
                            acquired properties in Oklahoma and Kansas adding a total of 298 new wells. This addition resulted in an increase in operating expenses over the comparable period in Fiscal 1998. The low energy prices experienced during the fiscal year ending September 30, 1999 and in quarter ending December 1999, had a negative impact on the operations and economic performance of these properties.

                           -The Company's timber subsidiary, Sustainable Forest
                            Industries continues to attempt to market Guyana woods domestically. To date, while there has been a tremendous interest shown in the potential for Guyana woods, especially in the railroad industry, no substantial contracts have been obtained.

                           -On December 18, 1998, the Company entered into a
                            contract with Infinite Networks Corporation whereby the Company agreed to sell 1, 848,566 shares of common stock for $9 Million. This agreement has yet to be consummated. The closing of this transaction and/or an alternative funding transaction will enable the Company to move forward with planned development of its existing assets, acquire additional assets, retire its preferred stock and bring current all outstanding payables. In March 1999, the Company placed demand on Infinite Networks Corp. for specific performance under the agreement and is filing a complaint in arbitration against Infinite Networks Corporation for breach of contract.


PART II. OTHER INFORMATION
         -----------------

ITEM 6   Exhibits and Reports on Form 8-K

          None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          DALECO RESOURCES CORPORATION



Date: May 15, 2000                                      /s/ Gary J. Novinskie
                                                        ------------------------
                                                        Gary J. Novinskie
                                                        President


Date: May 15, 2000                                      /s/ Dov Amir
                                                        ---------------
                                                        Dov Amir
                                                        Chief Executive Officer