Form 10QSB
period 2000-03-31
DALECO RESOURCES CORP
filed 2000-06-12
CIK 746967

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000
                               --------------

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the transition period from                    to
                               ------------------    ---------------

Commission File Number 0-12214
                       -------

                          DALECO RESOURCES CORPORATION
--------------------------------------------------------------------------------
              Name of small business issue as specified in Charter

Delaware                                                               23-2860739
--------------------------------------------------------------         ---------------------------------------
(State or other jurisdiction of incorporation or organization)         (IRS Employer Identification Number)

983 Old Eagle School Road, Suite 615
Wayne, Pennsylvania 19087                                              (610) 293-9400
----------------------------------------------------------             ---------------------------------------
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

3,102,574 shares of common stock as of May 1, 2000

                                      INDEX

                                                                          PAGE
PART I   FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS (Unaudited)....................................3
        Consolidated Balance Sheets.........................................3
        Consolidated Statement Of Income....................................4
        Consolidated Statement Of Deficit...................................5
        Consolidated Statement Of Cash Flow.................................6
        Notes to Consolidated Financial Statements..........................7

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS................................18

PART II OTHER INFORMATION

ITEM 6  Exhibits and Reports on Form 8-K...................................19

SIGNATURES.................................................................20

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2000 AND 1999 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                                                                           2000                1999
ASSETS
Current Assets
     Cash and cash equivalents                                                         $282,562            $432,400
     Accounts receivable                                                                509,084             342,581
     Other                                                                                4,264              11,474
                                                                                    -----------         -----------
                  Total Current Assets                                                 $795,910            $786,455

Oil and gas properties and equipment (note 3)                                         7,306,438           8,789,931
Property and equipment                                                                   27,633              32,632
Timber rights (note 4)                                                                  700,000             828,342
Mineral Properties (note 5)                                                                  --                  --
Goodwill (note 15)                                                                           --              37,693
Debt Issue Costs                                                                        172,815             272,815
                                                                                    -----------         -----------
                  Total Assets                                                      $ 9,002,796         $10,747,868
                                                                                    ===========         ===========
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities                                            $ 2,939,390          $2,670,118
Current portion of long-term debt                                                     6,675,727             200,000
Note Payables (note   )                                                                 452,092                  --
Due to related parties (note 7)                                                         537,511             445,839
                                                                                    -----------         -----------
                  Total Current Liabilities                                         $10,604,720          $3,315,957
Long-term debt (note 10)                                                                     --           6,285,054
Debentures (note 9)                                                                          --                  --
                                                                                    -----------         -----------
                  Total Liabilities                                                 $10,604,720          $9,601,011
                                                                                    -----------         -----------
Commitments and Contingencies (note 15 and 16)
Shareholders' Equity
     3,102,574 (1998--2,776,788) Common shares,
     par value $0.01 per share                                                          $31,027             $31,026
     16,000 Preferred Shares, par value $0.01 per share (note 7)                            160                 160
     Additional Paid in Capital                                                      14,430,928          14,388,255
     Accumulated deficit                                                            (16,064,039)        (13,272,584)
                                                                                    -----------         -----------
                  Total Shareholders' Equity                                        (1,641,924)           1,146,857
                                                                                    -----------         -----------
                  Total Liabilities and Shareholders' Equity                        $ 9,002,796         $10,747,868
                                                                                    ===========         ===========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF LOSS FOR THE PERIODS
ENDED MARCH 31, 2000 AND 1999 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================



                                                         Three Months Ended                  Six Months Ended

                                                        March 31,       March 31,          March 31,       March 31,
                                                          2000            1999               2000            1999
Gross Oil and Gas Operating Revenue                     $616,770        $379,916         $1,186,699        $816,735
Less:    Lease Operating Expenses                        383,707         195,184            910,387         473,165
         Severance taxes                                  26,824           6,425             72,885          12,550
         Net Profits Interest and Related Expenses            --         167,043            (10,541)        402,249
         Depletion, depreciation and amortization         29,200          55,000             56,423         120,000
                                                        --------       ---------          ---------       ---------
Net Income (Loss) from Oil and Gas Operations            177,039         (43,736)           157,545        (191,229)
                                                        --------       ---------          ---------       ---------

Timber Revenues                                            --                 --                 --          22,032
Timber Operating Costs                                     --             21,867                 --          54,981
                                                        --------       ---------          ---------       ---------
Net Loss From Timber Operations                            --            (21,867)                --         (27,408)
                                                        --------       ---------          ---------       ---------

Other Activities
Management and Administrative Fees                       107,140         153,844            240,056         276,289
Income from sale of Properties                           408,765              --            878,685              --
Administration Expenses                                 (163,051)       (222,969)          (528,736)       (403,787)
Amortization of Debenture Issue Costs                         --         (50,000)              --          (100,000)
Amortization of Goodwill                                      --        (100,000)              --          (200,000)
Interest expense                                        (219,552)       (177,978)        (1,120,913)       (343,756)
                                                        --------       ---------          ---------       ---------
Net income (Loss) Other Activities                       133,302        (397,103)          (530,908)       (771,254)
                                                        --------       ---------          ---------       ---------

Net income (Loss) for Period                            $310,341       $(462,706)         $(373,363)      $(989,891)
                                                        ========       =========          =========       =========

PRIMARY AND FULLY Diluted NET (LOSS)
  PER COMMON SHARE                                         $0.10          $(0.14)            $(0.12)         $(0.32)
                                                           =====          ======             ======          ======

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE PERIODS
ENDED March 31, 2000 AND 1999 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                                                                 2000              1999
Deficit - Beginning of Period                                              $(16,374,380)     $(12,242,693)
Net Income (loss) for the period                                                310,341          (989,891)
Dividends on Preferred Stock                                                    (80,000)          (40,000)
                                                                           ------------      ------------
Deficit - End of Year                                                      $(16,144,039)     $(13,272,584)
                                                                           ============      ============






                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE PERIODS
ENDED MARCH 31, 2000 AND 1999 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                                         Three Months Ended                  Six Months Ended

                                                       March 31,       March 31,          March 31,       March 31,
                                                          2000           1999                2000           1999
                                                                                                          <C.
Operating Activities
Net  Income (Loss)                                      $310,341       $(462,706)         $(373,163)      $(989,891)
Items not affecting Working Capital Depletion:
Depreciation, and Amortization and Write-Downs            29,200         205,000             56,423         470,000
                                                        --------        --------            -------        --------
                                                         339,541        (257,706)          (316,740)       (519,891)
Item affecting Working Capital Depletion:
(Increase) Decrease in Other Assets                          --               --              --                 --
(Increase) Decrease in Receivables                       (18,616)        (88,800)           (64,967)         (3,564)
Increase (Decrease) in Accounts Payable                 (132,871)        497,580           (247,037)        773,503
                                                        --------        --------            -------        --------
Cash provided (used) for Operations                      188,054         151,074           (628,744)        250,048
                                                        --------        --------            -------        --------

INVESTMENT ACTIVITIES
Leasing Acquisition and Well Costs Incurred                   --              --                 --              --
                                                        --------        --------            -------        --------
Cash provided from/(used for) Investing Activities            --              --                 --              --
                                                        --------        --------            -------        --------

Financing Activities
Increase in amounts due to Related Parties                37,972          12,010             48,972          30,010
Dividends Paid                                           (20,000)        (20,000)           (40,000)        (40,000)
Proceeds From Long-Term Debt                                  --              --                 --              --
                                                        --------        --------            -------        --------
Cash Provided From (used by) Financing Activities        (17,972)         (7,990)             8,972          (9,990)
                                                        --------        --------            -------        --------

NET INCREASE (DECREASE) IN CASH                          206,026         143,084              1,517         240,058
Cash - Beginning of Period                                 1,536         289,316            206,045         192,342
                                                        --------        --------            -------        --------
Cash - End of Period                                    $207,562        $432,400            207,562        $432,400
                                                        ========        ========            =======        ========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED MARCH 31, 2000 AND 1999 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
 1. CONTINUED OPERATIONS

     The financial statements have been prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate it assets. As of March 31, 2000 the Company has reported a gain of $133,302 of the three month period then ending and a loss of $528,736 for the six month period ending March 31,2000. The ability of the Company to meet these liabilities and total liabilities of $ 10.6 Million and to continue as a going concern is dependent upon the availability of future funding, the successful completion of its drilling projects (see Note 5), achieving profitable timber operations (see Note 4) and consummation of its acquisition of Clean Age Minerals.

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

     c. Oil and gas properties and equipment

          The Company follows the successful efforts method of accounting for the costs of exploration and development activities. Direct acquisition costs of developed and undeveloped leases are capitalized. Costs of undeveloped leases on which proven reserves are found are transferred to proven oil and gas properties. Each undeveloped lease

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED MARCH 31, 2000 AND 1999 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

          with significant acquisition cost is reviewed periodically and a valuation allowance provided for any estimated decline in value. Capitalized costs of proven developed leases are charged to income on the units of production basis based upon total proved reserves. The capitalized costs of these proven developed leases are written down to their projected net recoverable amount.

          Costs of exploratory wells found to be dry during the year or before the issuance of these financial statements are charged against earnings in that year. Costs of successful exploration wells and development wells are capitalized. All costs of development wells and successful exploration wells are charged to earnings on a unit-of-production basis based upon proven developed reserves. Where the costs of developed wells and successful exploration wells exceed projected net recoverable amounts, such wells are written down to their projected net recoverable amount. Net recoverable amount is the aggregate of estimated un-discounted future net revenues from proven reserves less operating and production expenses.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED MARCH 31, 2000 AND 1999 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

     g. Debt Issue Costs

          Debt issue costs as of March 31, 2000 and 1999, represent those associated with the Heller Financial, Inc. loan (see Note 9) and will be amortized over a period of five years.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED MARCH 31, 2000 AND 1999 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

 3. Oil and Gas and Equipment

                                                             2000                1999
                                                             ----                ----
Proven lease acreage costs                                 5,429,995          $6,071,637

Proven undeveloped lease acreage costs                     1,745,810           1,906,220

Well costs                                                 4,795,605           4,795,605
                                                         -----------         -----------
                                                         $11,971,410         $12,773,462
Accumulated depletion, depreciation and amortization       4,664,972           3,983,531
                                                         -----------         -----------
                                                         $ 7,306,438         $ 8,789,931
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

     The acquisition has been accounted for by the purchase method. The purchase price of $962,500 was determined based on the fair value of the 150,000 common shares of Daleco given up to acquire Sustainable. The fair value of the net liabilities of Sustainable acquired was $65,842 resulting in consideration of approximately $1,028,500 that has been recorded as timber rights.

     During Fiscal 1997, the Company obtained funds to permit Sustainable to begin implementation of its business plan. (See Note 9).

 5. Mineral Properties

     In February 1995, the Company acquired 109 mining claims from shareholders of the Company for $15,673 representing their cost to acquire the claims.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED MARCH 31, 2000 AND 1999 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================


     Additional costs of $8,300 were incurred during fiscal 1997 to maintain these claims. The claims were not renewed and written-off during Fiscal 1998.

 6. Notes Payable

     During the year ended September 30, 1995, the Company received $1,100,000 in return for two notes payable, with the producing wells of the Company used as collateral. Interest of 10% per annum was due monthly.

     During fiscal 1996, the Company repaid $300,000 of the outstanding balance. During fiscal 1997, the remaining $800,000 was converted into 16,000 shares of 10% cumulative preferred stock, at $50.00 per share. The 160,000 shares were to have been repurchased by the Company as of August 22, 1999. (See
     Note 17, Litigation).

     During fiscal 1998, the Company borrowed $145,000 from four (4) persons. The debt was evidenced by Notes that matured on November 21, 1998. The Notes earned interest at 2% over the prime rate charged by the Huntingdon National Bank of Columbus, Ohio, through the maturity date, and 18% thereafter. The Noteholders were also given warrants. (See Note 10(b)--Warrants).

 7. Due to (from) Related Parties
                                                         2000              1999
                                                         ----              ----
      Net due (from) to Amir and Erlich
               Bearing interest at prime +3%          $ 91,062          $ 91,062
               Bearing interest at 7%                  446,449           354,777
                                                      --------          --------
                                                      $537,511          $445,839
                                                      ========          ========

     The amounts due to Haly Corporation were eliminated through the acquisition of Haly as of September 30, 1997 (see Note 18). Amir and Erlich are officers and shareholders of the Company. These amounts have no fixed repayment terms.

 8. Debentures
                                                         2000          1999
                                                         ----          ----
                        8% Convertible Debentures      $30,000       $30,000
                                                       -------       -------

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED MARCH 31, 2000 AND 1999 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================


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

     b. 8% Convertible Debentures

          On September 11, 1996, the Company issued $1,310,000 worth of 8% convertible debentures with interest payable in stock only and accruing until conversion or redemptions after the term of two years. The placement agent's fees were 10% of the gross proceeds and 12,111 warrants at $10.07 expiring November 16, 2001. The debentures may be converted after a holding period of 45 days after closing at the lessor of: (1) the fixed conversion price ($1 0.171875), or (2) 75% of the average closing bid price for the five trading days immediately preceding the date of conversion. As of March 31, 2000, $1,280,000 of the 8% debentures had been converted into 981,322 common shares.

 9.  Debt

     The debt of the Company consists of the following:

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED MARCH 31, 2000 AND 1999 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

10. Capital Stock



                                                               NUMBER OF COMMON SHARES,     NUMBER OF PREFERRED
                                                                     PAR VALUE                SHARES PAR VALUE
                                                                  $0.01 PER SHARE             $0.01 PER SHARE          AMOUNT
      Authorized                                                   20,000,000                   10,000,000
                                                                   ----------                   ----------

      Balance as at September 30, 1997                              2,756,988                                       $14,086,131
      Issued for Professional services rendered                       194,900                                           273,377
                                                                                                    16,000              800,000
                                                                                                    ------          -----------
      Shares cancelled due to cancellation of                             (46)
                                                                    =========
      Fractional Shares
      Balance as at September 30, 1998                              2,951,642                       16,000          $14,329,827
                                                                                                    -------         ===========
      Issued for Professional services rendered                       150,932
                                                                    =========
      Balance as at September 30, 1999                              3,102,574                       16,000           14,388,258
                                                                    =========                       ======           ==========
      Balance as of December 31, 1999                               3,102,574                       16,000           14,388,258
                                                                    =========                       ======           ==========

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED MARCH 31, 2000 AND 1999 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

                                                        1999            1998
--------------------------------------------------------------------------------
Outstanding and Exercisable
at beginning of year                                   35,000          700,000
--------------------------------------------------------------------------------
Canceled                                               15,000         (350,000)
--------------------------------------------------------------------------------
Granted                                               120,000               --
--------------------------------------------------------------------------------
Exercised                                                 --                --
                                                      ------            ------
--------------------------------------------------------------------------------
Outstanding and Exercisable
at end of year                                        140,000           35,000
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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED MARCH 31, 2000 AND 1999 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

     b. Common Stock Warrants

          Common stock warrants outstanding at March 31, 1999, consist of the following:

----------------------------------------------------------------------------------------------------------------------------------
              Issuance                        Expiration Date                           Amount                  Price Per Share
----------------------------------------------------------------------------------------------------------------------------------
Acquisition of Sustainable                  September 30, 2000                          50,000                          $3.50
----------------------------------------------------------------------------------------------------------------------------------
Consulting Agreements                         May 8, 2001 to                           160,000                          $3.50
                                              October 1, 2001
----------------------------------------------------------------------------------------------------------------------------------
Consulting Agreement                        September 30, 2001                          10,000                         $10.00
----------------------------------------------------------------------------------------------------------------------------------
8% Debenture Holders and                   September 11, 2001 to                       186,470                      $4.386 to
Placement Agents (I.)                          June 8, 2002                                                            $10.81
----------------------------------------------------------------------------------------------------------------------------------
$145,000 Loan                                November 20, 2003                         263,638                           $.55
----------------------------------------------------------------------------------------------------------------------------------

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

     c. Net Income Per Share

          Net income per share was calculated on the basis of the weighted average number of shares outstanding, which amounted to 3,102,574 for, the period ended March 31, 2000. For the period ended March 31, 2000 and 1999 the exercise of the options and warrants outstanding as at year end did not have a dilutive effect on the net income per share.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED MARCH 31, 2000 AND 1999 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED MARCH 31, 2000 AND 1999 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

     Mid Continent:
     -------------

          On March 27, 1998, but affective as of November 1, 1997, Tri-Coastal Energy acquired in the States of Kansas and Oklahoma consisting of 298 wells, 6,409 gross and 4,828 net acres. The purchase price for the acquisition was $2,315,000. The purchase was funded by an Amendment to the Heller Transaction, which increased the Heller Transaction Loan Commitment to $19,000,000. An additional $2,294,397 was drawn down by Tri-Coastal at closing for development of the Mid-Continent properties. In January 2000, the majority of these properties were divested.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED MARCH 31, 2000 AND 1999 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

17. Litigation

     On January 14, 2000, Daniel Kane individually and his Trustee and Stanley
     B. Kane individually and his Trustee commenced an action against Daleco Resources Corporation, Dov Amir an individual and Louis W. Erlich an individual to force the buyback provisions under the Loan Conversion Agreement dated August 22, 1997. Specifically the Complaint alleged that under the Loan Buyback Agreement, the Kanes conversion of $800,000 in debt to equity (See Note 6, Notes Payable) was due on or about August 22, 1999. Messrs. Amir and Erlich were sued in their capacity as individual guarantors under the obligation, each of whom was liable for repayment of one-half of the sum due and owing to the Plaintiffs by Daleco Resources Corporation. On or about February 2000, Mr. Amir satisfied his obligation to the Plaintiff's and was dismissed from the case. The case is currently active in the Superior Court in the Central District of California.

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

     The Company's performance during its second fiscal Quarter ended March 31, 2000, was influenced by a variety of factors:

         -Oil prices improved during the quarter, which resulted in a net gain from oil and gas operations. The Company, like most domestic independents, is unable to influence the price of oil. The announcements by OPEC of its intent to reduce production and thus increase the demand for oil on a worldwide basis should, if it occurs, materially benefit the Company through the resultant increase in oil pricing.

         -The Company's timber subsidiary, Sustainable Forest Industries continues to attempt to market Guyana woods domestically. To date, while there has been a tremendous interest shown in the potential for Guyana woods, especially in the railroad industry, no substantial contracts have been obtained.

         -On December 18, 1998, the Company entered into a contract with Infinite Networks Corporation whereby the Company agreed to sell 1, 848,566 shares of common stock for $9 Million. This agreement has yet to be consummated. The Company is pursuing its options to seek performance under the terms of the stock purchase agreement.

         -The Company is investigating alternative funding sources to near term acquisition capital needs.

     With the end of the fiscal quarter ending March 31, 2000, several elements which will affect the Company's future economic performance improved. For example, the crude oil prices received throughout the Company's operating areas began to firm in response to output restriction put in place by the OPEC nations. Early indications are that the crude price gains experienced during the quarter will hold throughout the fiscal year. In addition, natural gas prices have risen significantly in response to market demand. These two price factors should stabilize the Company's overall cash flow and operating performance.


PART II. OTHER INFORMATION
         -----------------

ITEM 6 Exhibits and Reports on Form 8-K

         None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          DALECO RESOURCES CORPORATION



Date:  June 12, 2000                             /s/ Gary J. Novinskie
                                                 -----------------------
                                                 Gary J. Novinskie
                                                 President


Date:  June 12, 2000                             /s/ Edward J. Furman
                                                 -----------------------
                                                 Edward J. Furman
                                                 Chief Financial Officer