Form 10QSB
period 2000-06-30
DALECO RESOURCES CORP
filed 2000-08-15
CIK 746967

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
                               -------------

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from __________________ to ______________

Commission File Number 0-12214
                       -------

                          DALECO RESOURCES CORPORATION
  ----------------------------------------------------------------------------
              Name of small business issue as specified in Charter

          Delaware                                   23-2860739
--------------------------------         ---------------------------------------
(State or other jurisdiction of          (IRS Employer Identification Number)
incorporation or organization)

 983 Old Eagle School Road, Suite 615
      Wayne, Pennsylvania 19087                           (610) 293-9400
-----------------------------------------           ---------------------------
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

3,102,574 shares of common stock as of July 1, 2000

                                      INDEX

                                                                            PAGE
PART I   FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS (Unaudited)....................................3
          Consolidated Balance Sheets.........................................3
          Consolidated Statement Of Income....................................4
          Consolidated Statement Of Cash Flow.................................5
          Notes to Consolidated Financial Statements..........................6

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS................................17

PART II   OTHER INFORMATION

ITEM 6    Exhibits and Reports on Form 8-K...................................18

SIGNATURES ..................................................................19

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2000 and 1999 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                                                                         2000                1999
ASSETS
Current Assets
     Cash and cash equivalents                                                     $    322,511        $    153,365
     Accounts receivable                                                                792,392             238,206
     Other                                                                               11,470              11,474
                                                                                   ------------        ------------
                  Total Current Assets                                                1,126,377             403,045
Oil and gas properties and equipment (note 3)                                         7,280,713           8,729,931
Property and equipment                                                                   27,633              32,632
Timber rights (note 4)                                                                  700,000             828,342
Mineral properties (note 5)                                                                  --                  --
Goodwill (note 15)                                                                           --                  --
Debt Issue Costs                                                                        172,815             222,815
                                                                                   ------------        ------------
                  Total Assets                                                     $  9,307,538        $ 10,216,765
                                                                                   ============        ============
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities                                           $  3,318,702        $  2,547,516
Current portion of long-term debt                                                     6,754,426             200,000
Notes payable other                                                                     452,092                  --
Due to related parties (note 7)                                                         586,984             463,039
                                                                                   ------------        ------------
                  Total Current Liabilities                                          11,112,204           3,210,555
Current debt (note 6 and 9)                                                                  --           6,285,054
Debentures (note 8)                                                                          --                  --
                  Total Liabilities                                                  11,112,204           9,495,609
                                                                                   ------------        ------------
Commitments and Contingencies (notes 7)
Shareholders' Equity
     3,102,574 (1998 - 2,926,788) Common Shares,                                         31,026              31,026
     par value $0.01 per share (note 10)
     16,000 Preferred Shares, par value $0.01 per share (note 6)                            160                 160
     Additional Paid in Capital                                                       14,430928          14,388,255
     Accumulated deficit                                                            (16,266,780)        (13,698,285)
                                                                                   ------------        ------------
                  Total Shareholders' Equity                                         (1,804,666)            721,156
                                                                                   ------------        ------------
                  Total Liabilities and Shareholders' Equity                          9,307,538          10,216,765
                                                                                   ============        ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF LOSS FOR THE PERIODS
ENDED JUNE 30, 2000 and 1999 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                                         Three Months Ended                  Nine Months Ended
                                                        June 30,        June 30,           June 30,        June 30,
                                                          2000           1999                2000           1999
Gross Oil and Gas Operating Revenue
Oil and Gas Sales                                      $ 699,136       $ 297,896         $1,885,835     $ 1,114,631
Less:    Lease Operating Expenses                        611,929         201,163          1,522,316         674,328
         Severance taxes                                  42,196           6,201            115,081          18,751
         Net Profits Interest and Related Expenses            --         102,401            (10,541)        504,650
         Depletion, Depreciation and Amortization         25,725          60,000             82,148         180,000
                                                       ---------       ---------         ----------     -----------
Net Income (Loss) from Oil and Gas Operations             19,725         (71,867)           176,831        (263,098)
                                                       ---------       ---------         ----------     -----------

Timber Revenues                                               --           5,541                 --          27,573
Timber Operating Costs                                        --          10,217                 --          59,657
                                                              --       ---------                 --     -----------
Net Loss From Timber Operations                               --          (4,678)                --         (32,084)
                                                                       ---------                        -----------

Management and Administrative Fee Revenues               113,786         130,454            353,842         406,743
Income from sale of properties                                --              --            878,685              --
Administration Expenses                                 (175,228)       (199,859)          (703,964)       (603,646)
Amortization of Debenture Issue Costs                         --         (50,000)                --        (150,000)
Financial Advisors Expense                                    --              --                 --              --
Amortization of Goodwill                                      --         (37,693)                 --       (237,693)
Interest expense                                         100,586        (172,058)         1,221,499        (515,814)
                                                       ---------       ---------         ----------     -----------
Net Income/(Loss) other activities                      (162,028)       (329,156)          (692,936)     (1,100,410)
                                                       ---------       ---------         ----------     -----------

NET Income/(Loss)                                       (142,742)      $(405,703)          (516,105)    $(1,395,592)
                                                       =========       =========         ==========    ============

PRIMARY AND FULLY Diluted NET (LOSS)
  PER COMMON SHARE                                     $   (0.05)      $   (0.13)        $    (0.17)    $     (0.45)
                                                       =========       =========         ==========     ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE PERIODS
ENDED JUNE 30, 2000 and 1999 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                                         Three Months Ended                  Nine Months Ended
                                                       June 30,       June 30,           June 30,       June 30,
                                                         2000           1999               2000           1999
Operating Activities
Net Income/(Loss)                                     $(142,742)     $(405,703)         $(515,905)    $(1,395,592)
Items not affecting Working Capital:
Depletion, Depreciation, and Amortization                25,725        147,693             79,772         617,693
and Write-Downs
Gain/Loss on Sales of Properties                             --             --            878,685              --
Change in Other                                        (140,004)            --           (384,272)             --
                                                      ---------      ---------          ---------     -----------
                                                       (257,021)      (258,010)           (58,280)       (777,899)
Items affecting Working Capital:
(Increase) Decrease in Other Assets                      (7,206)            --            (11,470)             --
(Increase) Decrease in Receivables                     (283,308)       104,375           (348,276)        100,811
Increase (Decrease) in Accounts Payable                 379,312       (122,600)           147,395         668,901
                                                      ---------      ---------          ---------     -----------
                                                         88,798        (18,225)          (212,351)       (568,090)
Cash provided (used) for Operations                    (168,223)      (276,235)          (154,071)       (276,235)
                                                      ---------      ---------          ---------     -----------

INVESTMENT ACTIVITIES
Leasing Acquisition and Well Costs Incurred                  --             --                 --              --
                                                      ---------      ---------          ---------     -----------
Cash provided from/(used for) Investing Activities           --             --                 --              --
                                                      ---------      ---------          ---------     -----------

Financing Activities
Increase in amounts due to Related Parties               49,473         17,200             98,445          29,210
Increase/(Decrease) amounts due Other Notes             178,699             --            232,092              --
Dividends Paid                                          (20,000)       (20,000)           (60,000)        (60,000)
Issuance of Common Stock                                     --             --                 --              --
Proceeds From Long-Term Debt                                 --             --                 --              --
                                                      ---------      ---------          ---------     -----------
Cash Provided From (used by) Financing Activities       208,172         (2,800)           270,537         (30,790)
                                                      ---------      ---------          ---------     -----------

NET INCREASE (DECREASE) IN CASH                          39,949       (279,035)           116,466         (38,977)
Cash - Beginning of Period                              282,562        432,400            206,045         192,342
                                                      ---------      ---------          ---------     -----------
Cash - End of Period                                    322,511      $ 153,365            322,511     $   153,365
                                                      =========      =========          =========     ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED JUNE 30, 2000 AND 1999 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
1. CONTINUED OPERATIONS

   The financial statements have been prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate it assets. As of June 30, 2000 the Company has reported a loss of $142,742 for the quarter then ending and a loss of $516,105 for the nine-month period. The ability of the Company to meet these liabilities and total liabilities of $11.1 Million and to continue as a going concern is dependent upon the availability of future funding, the continued successful of its oil and gas operations (see Note 5), and achieving profitable timber operations (see Note 4) and consummation of its acquisition of Clean Age Minerals, Inc. (See Note 15)

   As of the date of this report, certain of the Company's subsidiaries are in default relative to certain debt obligations.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED JUNE 30, 2000 AND 1999 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED JUNE 30, 2000 AND 1999 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

      net revenues from the sale of timber less operating and production expenses.

   g. Debt Issue Costs

      Debt issue costs as of June 30, 2000 and 1999, represent those associated with the Heller Financial, Inc. loan (see Note 9) and will be amortized over a period of five years.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED JUNE 30, 2000 AND 1999 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

 3.      Oil and Gas and Equipment

                                                                                2000                 1999
                                                                                ----                 ----
Proven lease acreage costs                                                   $5,4299,995         $ 6,071,637

 Proven undeveloped lease acreage costs                                        1,745,810           1,906,220

Well costs                                                                     4,795,605           4,795,605
                                                                              ----------         -----------
                                                                             $11,971,410         $12,773,462
Accumulated depletion, depreciation and amortization                           4,690,697           4,043,531
                                                                             $ 7,280,713         $ 8,729,931
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

   The acquisition has been accounted for by the purchase method. The purchase price of $962,500 was determined based on the fair value of the 150,000 common shares of Daleco given up to acquire Sustainable. The fair value of the net liabilities of Sustainable acquired was $65,842 resulting in consideration of approximately $1,028,500, which has been recorded as timber rights.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED JUNE 30, 2000 AND 1999 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

   During fiscal 1996, the Company repaid $300,000 of the outstanding balance. During fiscal 1997, the remaining $800,000 was converted into 16,000 shares of 10% cumulative preferred stock, at $50.00 per share. The 160,000 shares were to have been repurchased by the Company as of August 22, 1999. (See Note 16, Litigation).

   During fiscal 1998, the Company borrowed $145,000 from four (4) persons. The debt was evidenced by Notes that matured on November 21, 1998. The Notes earned interest at 2% over the prime rate charged by the Huntingdon National Bank of Columbus, Ohio, through the maturity date, and 18% thereafter. The Noteholders were also given warrants. (See Note 10(b)--Warrants).

7. Due to (from) Related Parties
                                                        2000              1999
   Net due (from) to Amir and Erlich
       Bearing interest at prime +3%                  $ 91,062          $ 91,062
       Bearing interest at 7%                          470,922           371,977
                                                      --------          --------
                                                      $561,984          $463,039
                                                      ========          ========

         The amounts due to Haly Corporation were eliminated through the acquisition of Haly as of September 30, 1997 (see Note 15). Amir and Erlich are officers and shareholders of the Company. These amounts have no fixed repayment terms.

8. Debentures
                                                  2000        1999

           8% Convertible                       $30,000     $30,000
                                                -------     --------
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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED JUNE 30, 2000 AND 1999 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

   b. 8% Convertible Debentures

      On September 11, 1996, the Company issued $1,310,000 worth of 8% convertible debentures with interest payable in stock only and accruing until conversion or redemptions after the term of two years. The placement agent's fees were 10% of the gross proceeds and 12,111 warrants at $10.07 expiring November 16, 2001. The debentures may be converted after a holding period of 45 days after closing at the lessor of: (1) the fixed conversion price ($1 0.171875), or (2) 75% of the average closing bid price for the five trading days immediately preceding the date of conversion. As of June 30, 1999, $1,280,000 of the 8% debentures had been converted into 981,322 common shares.

9. Debt

   The debt of the Company consists of the following:

   a. Heller Financial, Inc.

      During the forth quarter of fiscal 1997, the Company entered into an arrangement with Heller Financial, Inc. ("Heller") whereby Heller has agreed to provide the Company with up to $15,000,000 to rework existing horizontal wells, re-complete its vertical wells as horizontal wells, and develop additional acreage. Under the terms of the agreement, all of the properties of Westlands were transferred to a newly formed Limited Partnership, Tri-Coastal Energy, L.P., the general partner of which is Tri-Coastal Energy, Inc., (Tri-Coastal) and the sole limited partner of which is Westlands. Westlands is also the sole shareholder of Tri-Coastal. The amount outstanding under this arrangement as of March 31, 1999, was $5,835,054. Interest on the borrowings is at prime plus 2%. Principal is paid out of 85% of the net cash flow from the properties. Additional interest is payable from 50% of the net cash flow from these properties after the payment of principal. In January 1999, Heller declared the Loan to be in default, as a result of the pledged properties failure to generate the required interest payments. This was solely due to the decrease in the price for oil worldwide. As a result, the full amount of the Heller loan has been reclassified as current debt.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED JUNE 30, 2000 AND 1999 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

10. Capital Stock

                                                                      SHARES
                                                      ------------------------------------------
                                                       NUMBER OF COMMON      NUMBER OF PREFERRED
                                                      SHARES, PAR VALUE         SHARES PAR VALUE         DOLLAR
                                                        $0.01 PER SHARE          $0.01 PER SHARE         AMOUNT
Authorized                                                   20,000,000               10,000,000
                                                             ----------               ----------
Balance as at September 30,1997                               2,756,788                   16,000     14,086,131
                                                              =========                   ======    ===========
Issued for Professional Services Rendered                       194,900                       --        273,377
Fractional shares                                                  (46)
                                                              ---------
Balance as at September 30, 1998                              2,951,642                   16,000    $14,329,827
                                                              =========                   ======    ===========
Issued upon conversion of notes payable                         150,932                       --         59,938
                                                              ---------                   ------    -----------
Balance as of September 30, 1999                              3,102,574                   16,000     14,338,258
                                                              =========                   ======    ===========
Balance as of June 30, 2000                                   3,102,574                   16,000     14,338,258
                                                              =========                   ======    ===========

Upon re-domestication of the Company into the U.S. as of October 1,1997, par value was established at $0.01 per share for both common and preferred stock.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED JUNE 30, 2000 AND 1999 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

                                                      2000                1999
    ----------------------------------------------------------------------------------
    Outstanding and Exercisable                            140,000
    at beginning of year                                                       35,000
    ----------------------------------------------------------------------------------
    Canceled                                                10,000             15,000
    ----------------------------------------------------------------------------------
    Granted                                                                   120,000
    ----------------------------------------------------------------------------------
    Exercised                                                                      --
                                                                              -------
    ----------------------------------------------------------------------------------
    Outstanding and Exercisable                            130,000            140,000
    at end of year                                         =======            =======
    ----------------------------------------------------------------------------------

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

    b. Common Stock Warrants

       Common stock warrants outstanding at June 30, 2000, consist of the following:

------------------------------------------------------------------------------------------------------------------------------
          Issuance                           Expiration Date                          Amount                 Price Per Share
------------------------------------------------------------------------------------------------------------------------------
Acquisition of Sustainable                  September 30, 2000                          50,000                          $3.50
------------------------------------------------------------------------------------------------------------------------------
Consulting Agreements                        March 18, 2001 to                         160,000                          $3.50
                                              October 1, 2001
------------------------------------------------------------------------------------------------------------------------------
Consulting Agreement                        September 30, 2001                          10,000                         $10.00
------------------------------------------------------------------------------------------------------------------------------
8% Debenture Holders and                   September 11, 2001 to                       186,470                      $4.386 to
Placement Agents (I.)                          June 8, 2002                                                            $10.81
------------------------------------------------------------------------------------------------------------------------------
$145,000 Loan                                November 20, 2003                         263,638                           $.55
------------------------------------------------------------------------------------------------------------------------------

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED JUNE 30, 2000 AND 1999 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

    c. Net Income Per Share

       Net income per share was calculated on the basis of the weighted average number of shares outstanding that amounted to 3,102,574 for the period ended June 30, 2000. For the period ended June 30, 2000 and 1999 the exercise of the options and warrants outstanding as at year end did not have a dilutive effect on the net income per share.

11. Income Taxes

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

12. Employment Contracts and Commitments

    In connection with the acquisition of Sustainable and under Management Agreement dated April 17, 1995, the Company agreed to engage two key officers for a period of seven years ending April 17, 2002. The two key officers are entitled to a base salary of $75,000 plus additional incentive

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED JUNE 30, 2000 AND 1999 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

    However, the Settlement Consideration shall not be less than two years severance even though the period between the Involuntary Personnel Action and the expiration of the Coverage Period is less than two years.

    The Company had two contracts with financial advisors during fiscal 1997. The first expired in May 1997; the second expired October 31, 1997. Neither contract was renewed.

13. Litigation Settlement

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

14. Acquisitions

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

15. Subsequent Event

         In December 1999, the Company entered into a letter of intent to acquire 14,000,000 of the outstanding shares of Clean Age Minerals, Inc., a Nevada corporation ("CAMI") for 1.4 million shares of Series B 8% Cumulative Convertible Preferred Stock of the Company plus $600,000 for the remaining 6,000,000 shares of CAMI common stock. The acquisition, in the form of a merger with a newly formed wholly owned subsidiary of the Company named Strategic Minerals, Inc., is anticipated to close during August 2000.

16. Litigation

    On January 14, 2000, Daniel Kane individually and his Trustee and Stanley B. Kane individually and his Trustee commenced an action against Daleco Resources Corporation, Dov Amir an individual and Louis W. Erlich an individual to force the buyback provisions under the Loan Conversion Agreement dated August 22, 1997. Specifically the Complaint alleged that under the Loan Buyback Agreement, the Kanes conversion of $800,000 in debt

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED JUNE 30, 2000 AND 1999 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

    to equity (See Note 6, Notes Payable) was due on or about August 22, 1999. Messrs. Amir and Erlich were sued in their capacity as individual guarantors under the obligation, each of whom was liable for repayment of one-half of the sum due and owing to the Plaintiffs by Daleco Resources Corporation. On or about February 2000, Mr. Amir satisfied his obligation to the Plaintiff's and was dismissed from the case. The case is currently active in the Superior Court in the Central District of California. The Company has been advised that the Plaintiffs and Mr. Erlich have agreed to resolve the Complaint. As part of this resolution, the Company has agreed to grant the Kane's warrants for 25,000 shares at an excise price of $2.50 per share, which will expire in August 2002.

17. Contingencies

    None.

18. Segmented Information

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

         The Company's performance during its third fiscal Quarter ended June 30, 2000, was influenced by a variety of factors:

              -Oil prices remained high, but the increase in revenues was consumed by payment of Heller debt. The Company, like most domestic independents, is unable to influence the price of oil. The announcements by OPEC of its intent to increase production and thus lower the price of oil on a worldwide basis should, if it occurs, would affect the Company through the resultant decrease in oil pricing.

              -The Company's timber subsidiary, Sustainable Forest Industries continues to attempt to market Guyana woods domestically. To date, while there has been a tremendous interest shown in the potential for Guyana woods, especially in the railroad industry, no substantial contracts have been obtained.

              -In December 2000, the Company entered into a letter of intent with Clean Age Minerals, Inc. ("CAMI") to acquire all of the outstanding capital stock of CAMI through a tax free transaction. CAMI, through its wholly owned subsidiaries, owns a patent on a process for the remediation of waste products and water and leases on deposits of zeolite, bentonite and calcium carbonate in the States of Texas, New Mexico and Utah. The transaction will be treated and recorded as an acquisition.

PART II. OTHER INFORMATION

ITEM 6 Exhibits and Reports on Form 8-K

       None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          DALECO RESOURCES CORPORATION



Date: August 15, 2000                  /s/ Gary J. Novinskie
                                           -------------------------------------
                                           Gary J. Novinskie
                                           President and Chief Financial Officer