Form 10QSB/A
period 2000-03-31
DALECO RESOURCES CORP
filed 2000-11-27
CIK 746967

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 FIRST AMENDMENT
                                  FORM 10-QSB/A

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000
                               --------------

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ______________

Commission File Number 0-12214
                       -------

                          DALECO RESOURCES CORPORATION
--------------------------------------------------------------------------------
              Name of small business issue as specified in Charter

           Delaware                                      23-2860739
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

   983 Old Eagle School Road, Suite 615
       Wayne, Pennsylvania 19087                            (610) 293-9400
----------------------------------------             ---------------------------
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

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I      FINANCIAL INFORMATION

ITEM 1      FINANCIAL STATEMENTS (Unaudited)..................................3
            Consolidated Balance Sheets.......................................3
            Consolidated Statement Of Income..................................4
            Consolidated Statement Of Deficit.................................5
            Consolidated Statement Of Cash Flow...............................6
            Notes to Consolidated Financial Statements........................7

ITEM 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS..............................18

PART II     OTHER INFORMATION

ITEM 6      Exhibits and Reports on Form 8-K.................................19

SIGNATURES...................................................................20

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2000 AND 1999 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                                                                         2000                 1999
                                                                                     ------------         ------------
ASSETS
Current Assets
     Cash and cash equivalents                                                       $    282,562         $    432,400
     Accounts receivable                                                                  509,084              342,581
     Other                                                                                  4,264               11,474
                                                                                     ------------         ------------
                  Total Current Assets                                               $    795,910         $    786,455

Oil and gas properties and equipment (note 3)                                           7,306,438            8,789,931
Property and equipment                                                                     27,633               32,632
Timber rights (note 4)                                                                    700,000              828,342
Mineral properties (note 5)                                                                  --                   --
Goodwill (note 15)                                                                           --                 37,693
Debt Issue Costs                                                                          172,815              272,815
                                                                                     ------------         ------------
                  Total Assets                                                       $  9,002,796         $ 10,747,868
                                                                                     ============         ============
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities                                             $  2,939,390         $  2,670,118
Current portion of long-term debt                                                       6,675,727              200,000
Note Payables (note)                                                                      452,092                   --
Due to related parties (note 7)                                                           537,511              445,839
                                                                                     ------------         ------------
                  Total Current Liabilities                                          $ 10,604,720         $  3,315,957
Long-term debt (note 10)                                                                     --              6,285,054
Debentures (note 9)                                                                          --                   --
                                                                                     ------------         ------------
                  Total Liabilities                                                  $ 10,604,720         $  9,601,011
                                                                                     ------------         ------------
Commitments and Contingencies (note 15 and 16)
Shareholders' Equity
     3,102,574 (1998--2,776,788) Common shares,
     par value $0.01 per share                                                       $     31,027         $     31,026
     16,000 Preferred Shares, par value $0.01 per share (note 7)                              160                  160
     Additional Paid in Capital                                                        14,451,128           14,388,255
     Accumulated deficit                                                              (16,084,239)         (13,272,584)
                                                                                     ------------         ------------
                  Total Shareholders' Equity                                           (1,601,924)           1,146,857
                                                                                     ------------         ------------
                  Total Liabilities and Shareholders' Equity                         $  9,002,796         $ 10,747,868
                                                                                     ============         ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF LOSS FOR THE PERIODS
ENDED MARCH 31, 2000 AND 1999 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                                          Three Months Ended                 Six Months Ended
                                                      --------------------------         --------------------------
                                                       March 31,       March 31,          March 31,       March 31,
                                                         2000            1999               2000            1999
                                                      ----------      ----------         ----------      ----------
Gross Oil and Gas Operating Revenue                     $616,770        $379,916         $1,186,699        $816,735
Less:    Lease Operating Expenses                        383,707         195,184            910,387         473,165
         Severance taxes                                  26,824           6,425             72,885          12,550
         Net Profits Interest and Related Expenses            --         167,043            (10,541)        402,249
         Depletion, depreciation and amortization         29,200          55,000             56,423         120,000
                                                      ----------      ----------         ----------      ----------
Net Income (Loss) from Oil and Gas Operations            177,039         (43,736)           157,545        (191,229)
                                                      ----------      ----------         ----------      ----------

Timber Revenues                                               --              --                 --          22,032
Timber Operating Costs                                        --          21,867                 --          54,981
                                                      ----------      ----------         ----------      ----------
Net Loss From Timber Operations                               --        (21,867)                 --        (27,408)
                                                      ----------      ----------         ----------      ----------

Other Activities
Management and Administrative Fees                       107,140         153,844            240,056         276,289
Income from sale of Properties                           408,765              --            878,685              --
Administration Expenses                                 (163,051)       (222,969)          (528,736)       (403,787)
Amortization of Debenture Issue Costs                         --         (50,000)                --        (100,000)
Amortization of Goodwill                                      --        (100,000)                --        (200,000)
Interest expense                                       (219,552)        (177,978)        (1,120,913)       (343,756)
                                                      ----------      ----------         ----------      ----------
Net income (Loss) Other Activities                       133,302        (397,103)          (530,908)       (771,254)
                                                      ----------      ----------         ----------      ----------

Net income (Loss) for Period                          $   10,341      $ (462,706)        $ (373,363)     $ (989,891)
                                                      ==========      ==========         ==========      ==========

PRIMARY AND FULLY Diluted NET (LOSS)
  PER COMMON SHARE                                         $0.10         $(0.14)            $(0.12)         $(0.32)
                                                           =====         ======             ======          ======


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF DEFICIT FOR THE PERIODS
ENDED MARCH 31, 2000 AND 1999 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                                               2000              1999
                                                           ------------      ------------
Deficit - Beginning of Period                              $(16,374,580)     $(12,242,693)
Net Income (loss) for the period                                310,341          (989,891)
Dividends on Preferred Stock                                    (20,000)          (40,000)
                                                           ------------      ------------
Deficit - End of Period                                    $(16,084,239)     $(13,272,584)
                                                           ============      ============















                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE PERIODS
ENDED MARCH 31, 2000 AND 1999 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                                          Three Months Ended                  Six Months Ended
                                                       -------------------------         --------------------------
                                                       March 31,       March 31,          March 31,       March 31,
                                                          2000           1999               2000            1999
                                                       ---------      ----------         ----------      ----------
Operating Activities
Net  Income (Loss)                                     $ 310,341      $ (462,706)        $ (373,163)     $ (989,891)
Items not affecting Working Capital Depletion:
Depreciation, and Amortization and Write-Downs            29,200         205,000             56,423         470,000
                                                       ---------      ----------         ----------      ----------
                                                         339,541        (257,706)          (316,740)       (519,891)
Item affecting Working Capital Depletion:
(Increase) Decrease in Other Assets                       58,880              --             58,405              --
(Increase) Decrease in Receivables                       (18,616)        (88,800)           (64,968)         (3,564)
Increase (Decrease) in Accounts Payable                 (117,751)        497,580           (231,917)        773,503
                                                       ---------      ----------         ----------      ----------
Cash provided (used) for Operations                      262,054         151,074          (555,220)         250,048
                                                       ---------      ----------         ----------      ----------

INVESTMENT ACTIVITIES
Leasing Acquisition and Well Costs Incurred                   --              --                --               --
                                                       ---------      ----------         ----------      ----------
Cash provided from/(used for) Investing Activities            --              --                --               --
                                                       ---------      ----------         ----------      ----------

Financing Activities
Increase (Decrease) in amounts due to Related Parties     37,972          12,010             48,972          30,010
Increase (Decrease) amounts due other notes                1,000              --            232,092              --
Dividends Paid                                           (20,000)        (20,000)           (40,000)        (40,000)
Proceeds From Long-Term Debt                                  --              --            390,673             --
                                                       ---------      ----------         ----------      ----------
Cash Provided From (used by) Financing Activities         18,972          (7,990)           631,737          (9,990)
                                                       ---------      ----------         ----------      ----------

NET INCREASE (DECREASE) IN CASH                          281,026         143,084             76,517         240,058
Cash - Beginning of Period                                 1,536         289,316            206,045         192,342
                                                       ---------      ----------         ----------      ----------
Cash - End of Period                                   $ 282,562      $  432,400         $  282,562      $  432,400
                                                       =========      ==========         ==========      ==========


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

         c.       Oil and gas properties and equipment

                        The Company follows the successful efforts method of accounting for the costs of exploration and development activities. Direct acquisition costs of developed and undeveloped leases are capitalized. Costs of undeveloped leases on which proven reserves are found are

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED MARCH 31, 2000 AND 1999 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
                        transferred to proven oil and gas properties. Each undeveloped lease with significant acquisition cost is reviewed periodically and a valuation allowance provided for any estimated decline in value. Capitalized costs of proven developed leases are charged to income on the units of production basis based upon total proved reserves. The capitalized costs of these proven developed leases are written down to their projected net recoverable amount.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED MARCH 31, 2000 AND 1999 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
6.       Notes Payable

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

7.       Due to (from) Related Parties

                                                                       2000              1999
                                                                     --------          --------
                  Net due (from) to Amir and Erlich
                           Bearing interest at prime +3%             $ 91,062          $ 91,062
                           Bearing interest at 7%                     446,449           354,777
                                                                     --------          --------
                                                                     $537,511          $445,839
                                                                     ========          ========

         The amounts due to Haly Corporation were eliminated through the acquisition of Haly as of September 30, 1997 (see Note 18). Amir and Erlich are officers and shareholders of the Company. These amounts have no fixed repayment terms.

8.       Debentures
                                                     2000         1999
                                                   -------       -------
                            8% Convertible         $30,000       $30,000
                                                   -------       -------
                            Debentures

         a.       7% Convertible Debentures

                        On May 31, 1996 the Company issued $1,000,000 of 7% convertible debentures with interest payable in cash or stock on a semi-annual basis, and a term of three years. The placement agent's fees were 10% of the gross proceeds and 10,000 warrants at $10.00, with an expiration date of May 30, 2001 (see Note 12). The debentures could be converted after a holding period of:
                        (a) as to 50% of the principal amount, 40 days (July 10, 1996), and (b) the remaining 50%, 60 days (July 30,
                        1996). The debentures are convertible into the Company's common stock at the lessor of (1) a 35% discount on the

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED MARCH 31, 2000 AND 1999 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
                        previous five day average closing bid price at conversion, or; (2) the previous day average closing bid price at closing (May 31, 1996). As of September 30, 1996, $600,000 of the 7% debentures had been converted into 107,712 common shares. The remaining balance was converted into 80,579 common shares during 1997.

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

10.      Capital Stock

                                                          NUMBER OF COMMON SHARES,      NUMBER OF PREFERRED
                                                                 PAR VALUE                SHARES PAR VALUE
                                                              $0.01 PER SHARE             $0.01 PER SHARE     AMOUNT
                                                              ---------------             ---------------     ------
      Authorized                                                 20,000,000                  10,000,000
                                                                 ----------                  ----------
      Balance as at September 30, 1997                            2,756,988                                 $14,086,131
      Issued for Professional services rendered                     194,900                                     273,377
                                                                                               16,000           800,000
                                                                                               ------       -----------
      Shares cancelled due to cancellation of
        Fractional Shares                                               (46)
                                                                       ====
      Balance as at September 30, 1998                            2,951,642                    16,000       $14,329,827
                                                                                               ------       ===========
      Issued for Professional services rendered                     150,932
                                                                  =========
      Balance as at September 30, 1999                            3,102,574                    16,000        14,388,258
                                                                  =========                    ======        ==========
      Balance as of December 31, 1999                             3,102,574                    16,000        14,388,258
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

                                                    1999            1998
--------------------------------------------------------------------------
Outstanding and Exercisable
at beginning of year                               35,000          700,000
--------------------------------------------------------------------------
Canceled                                           15,000         (350,000)
--------------------------------------------------------------------------
Granted                                           120,000               --
--------------------------------------------------------------------------
Exercised                                              --               --
                                                  -------         --------
--------------------------------------------------------------------------
Outstanding and Exercisable
at end of year                                    140,000           35,000
                                                  =======         ========
--------------------------------------------------------------------------

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

14.      Litigation Settlement

         In April 1997, the Company commenced an Adversary Action styled Daleco Resources Corporation v. Reserve Production Inc., Liquidating Trust and Leonard Pipkin, Trustee, in the United States Bankruptcy Court for the Eastern District of Texas, Tyler Division, Case No. 97-6036. The case was commenced to enforce the Company's rights under that certain Asset Purchase Agreement dated December 20, 1996 (Asset Purchase Agreement) as approved by the Bankruptcy Court on February 13, 1997. In the Adversary Action, the Company alleged that the defendants' had failed

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED MARCH 31, 2000 AND 1999 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
         to meet their conditions to Closing under the Asset Purchase Agreement and were thus required to refund the Company's $100,000 Earnest Money Deposit and pay for the reworking of the Jody Well. Subsequent to the commencement of the Company's adversary action, a case was commenced in the United States District Court for the Eastern District of Texas, Tyler Division, styled Reserve Production Liquidating Trust v. Daleco Resources Corporation, Westlands Resources Corporation, David F. Lincoln, Gary J. Novinskie and C. Warren Trainor, C.A. No.: 6:97 CV 705 ("District Court Action"). The District Court Action was in essence a counter claim against the Company and three of is directors asserting matters, which should have been addressed in an answer to the Adversary Action. The Company filed a motion to dismiss the District Court Action; however, prior to ruling on the Company's Motion, the Adversary Action was resolved through Court mandated mediation. Under the terms of the settlement, the Company's Earnest Money Deposit was returned and the Reserve Production Inc., Liquidating Trust, Reserve Production Liquidating partnership, and Leonard Pipkin, trustee, were required to resolve all outstanding claims for the reworking of the Jody Well.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED MARCH 31, 2000 AND 1999 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED MARCH 31, 2000 AND 1999 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
                        -The Company's timber subsidiary, Sustainable Forest
                         Industries continues to attempt to market Guyana woods domestically. To date, while there has been a tremendous interest shown in the potential for Guyana woods, especially in the railroad industry, no substantial contracts have been obtained.

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

                          DALECO RESOURCES CORPORATION



Date:  November 27, 2000               /s/ Gary J. Novinskie
                                       --------------------------------------
                                       Gary J. Novinskie
                                       President


Date: November 27, 2000                /s/ Dov Amir
                                       --------------------------------------
                                       Dov Amir
                                       Chairman of the Board of Directors and
                                       Chief Executive Officer