Form 10-Q/A
period 1999-12-31
DALECO RESOURCES CORP
filed 2000-11-29
CIK 746967

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 FIRST AMENDMENT
                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999
                               -----------------

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the transition period from __________________ to ______________

Commission File Number 0-12214
                       -------

                          DALECO RESOURCES CORPORATION
              ----------------------------------------------------
              Name of small business issue as specified in Charter


Delaware                                            23-2860739
---------------------------------------------       ----------
(State or other jurisdiction of incorporation       (IRS Employer Identification
or organization)                                     Number)

983 Old Eagle School Road, Suite 615
Wayne, Pennsylvania 19087                           (610) 293-9400
---------------------------------------             --------------
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

                                      INDEX

                                                                            PAGE
PART I   FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS (Unaudited)...................................  3
            Consolidated Balance Sheets.....................................  3
            Consolidated Statement Of Income................................  4
            Consolidated Statement Of Deficit...............................  5
            Consolidated Statement Of Cash Flow.............................  6
            Notes to Consolidated Financial Statements......................  7

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS................................

PART II  OTHER INFORMATION

ITEM 6   Exhibits and Reports on Form 8-K

SIGNATURES

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1999 AND 1998 -- PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================


                                                                                  1999              1998
ASSETS
Current Assets
         Cash and cash equivalents                                          $      1,536       $   289,316
         Accounts receivable                                                     490,468           253,781
         Other                                                                    11,474            11,474
                                                                            ------------       -----------
                           Total Current Assets                                  503,478           554,571

Oil and gas properties and equipment (note 3)                                  7,335,638         8,989,930
Property and equipment                                                            27,633            32,632
Timber rights (note 4)                                                           700,000           828,342
Mineral properties (note 5)                                                           --                --
Goodwill                                                                              --           137,693
Debt Issue Costs                                                                 172,815           322,815
                                                                            ------------       -----------
                           Total Assets                                     $  8,739,564       $10,865,983
                                                                            ============       ===========
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities                                    $  3,057,141       $ 2,316,035
Current portion of long-term debt                                              6,675,727           200,000
Drilling deposits                                                                     --                --
Notes payables (note 6)                                                          451,092                --
Due to related parties (note 7)                                                  499,539           433,829
                                                                            ------------       -----------
                           Total Current Liabilities                        $ 10,683,499       $ 2,949,864
Long-term debt (note 9)                                                               --         6,285,054
Debentures (note 8)                                                               30,000            60,000
                           Total Liabilities                                  10,713,499         9,294,918
                                                                            ------------       -----------
Commitments and Contingencies (notes 14 and 15)
Shareholders' Equity
         3,102,574 Common shares,
         (3,078,548,-1998) par value $0.01 per share                              31,027            30,785
         160,000 Preferred Shares, par value $0.01 per share (note 6)                160               160
         Additional Paid in Capital                                           14,369,458        14,329,998
         Accumulated deficit                                                 (16,374,580)      (12,789,878)
                                                                            ------------       -----------
                           Total Shareholders' Equity                         (1,973,935)        1,571,065
                           Total Liabilities and Shareholders' Equity       $  8,739,564       $10,865,983
                                                                            ============       ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF LOSS FOR THE THREE MONTHS
ENDED DECEMBER 31, 1999 AND 1998 -- PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================



                                                                                    1999              1998
Gross Operating Revenue                                                       $  569,929        $  436,819
Less:    Lease operating expenses                                                526,680           277,981
         Severance taxes                                                          46,061             6,125
         Depletion, depreciation and amortization                                 27,223            65,000
         Net profits interest (gain) loss                                        (10,541)          235,206
                                                                              ----------        ----------
         Net income (loss) from oil and gas operations                           (19,494)         (147,493)

Timber sales                                                                          --            27,573
Timber operating costs                                                                --            33,114
                                                                              ----------        ----------
Net loss from timber operations                                                       --            (5,541)
                                                                              ----------        ----------
Administrative expense                                                           365,685           180,818
Amortization of debenture issue costs                                                 --            50,000
Interest expense                                                                 901,361           165,778
Amortization of goodwill                                                              --           100,000
                                                                              ----------        ----------
                                                                               1,267,046           496,596

Other Income
Management and administrative fees                                               132,916           122,445
Income from sale of property                                                     469,920                --
Net Loss for the Period                                                       $(683,704)        $(527,185)
                                                                              ==========        ==========
Basic and Fully Diluted Net Loss per Common Share                                $(0.22)           $(0.18)
                                                                                 =======           =======



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF DEFICIT FOR THE THREE MONTHS
ENDED DECEMBER 31, 1999 AND 1998 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                                                                 1999                 1998
Deficit - Beginning of Period                                              $(15,670,876)     $(12,242,693)
Net loss for the period                                                        (683,704)         (527,185)
Dividends on Preferred Stock                                                    (20,000)          (20,000)
                                                                           ------------      ------------
Deficit - End of Period                                                    $(16,374,580)     $(12,789,878)
                                                                           ============      ============





                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE THREE MONTHS
ENDED DECEMBER 31, 1999 AND 1998 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================


                                                                                    1999              1998
Operating Activities
Net loss for the period                                                        $(683,704)        $(527,185)
Items not affecting working capital
         Depletion, depreciation, and amortization                                27,223           165,000
         Amortization of debt issue costs                                             --           100,000
                                                                               ---------         ---------
                                                                                (656,481)         (262,185)
Items affecting Working Capital:
(Increase) Decrease in other assets                                                 (295)               --
(Increase) Decrease in accounts receivable                                       (46,352)           85,236
Increase (Decrease) in accounts payable                                         (114,146)          275,923
Increase in advances received on well costs                                          --                 --
                                                                               ---------         ---------
Cash provided (used) for operating activities                                  $(817,274)        $  98,974
                                                                               ---------         ---------

Investing Activities
Drilling and lease acquisition costs incurred                                         --                --
                                                                               ---------         ---------
Cash used for investing activities                                                    --                --
                                                                               ---------         ---------

Financing Activities
Increase (Decrease) in amounts due to related parties                            $11,000         $  18,000
Increase (Decrease) in amount due other notes                                    231,092                --
Dividends Paid                                                                   (20,000)          (20,000)
Proceeds from long-term debt                                                     390,673                --
                                                                               ---------         ---------
Cash provided (used) for financing activities                                  $ 612,765         $  (2,000)
                                                                               ---------         ---------

Increase in Cash and Cash Equivalents                                          $(204,509)        $  96,974
Cash and Cash Equivalents - Beginning of Period                                  206,045           192,342
                                                                               ---------         ---------
Cash and Cash Equivalents - End of Period                                         $1,536         $ 289,316
                                                                                  ======         =========


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

         b.       Basis of consolidation

                           The consolidated financial statements of Daleco Resources Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company and its wholly-owned subsidiaries Westlands Resources Corporation ("Westlands"), Sustainable Forest Industries Inc. ("Sustainable"), Deven Resources, Inc. ("Deven"), Tri-Coastal Energy, Inc.("Tri-Coastal"), and Haly Corp ("Haley"). The Company's investments in oil and gas leases are accounted for using proportionate consolidation whereby the Company's prorata share of each of the assets, liabilities, revenues and expenses of the investments are aggregated with those of the Company in its financial statements.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 1999 AND 1998 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================




 3.      Oil and Gas Properties and Equipment

                                                                                 1999               1998
                                                                                 ----               ----

Proven lease acreage costs                                                   $ 5,429,995         $ 6,071,637

Proven undeveloped lease acreage costs                                         1,745,810           1,906,220

Well costs                                                                     4,795,605           4,795,605
                                                                             -----------         -----------
                                                                             $11,971,410         $12,773,462

Accumulated depletion, depreciation and amortization(1)                        4,635,772           3,783,532
                                                                             -----------         -----------
                                                                             $ 7,335,638         $ 8,989,930
                                                                             ===========         ===========


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

7.       Due to (from) Related Parties

                                                                                  1999              1998
                  Net due (from) to Amir and Erlich
                           Bearing interest at prime +3%                         $91,062            91,062
                           Bearing interest at 7%                                408,477           342,767
                                                                                 -------           -------
                                                                                $499,539          $433,829
                                                                                ========          ========


         The amounts due to Haly Corporation were eliminated through the acquisition of Haly as of September 30, 1997 (see Note 14). Amir and Erlich are officers and shareholders of the Company. These amounts have no fixed repayment terms.

8.       Debentures

                                                                      1999               1998
                                                                      ----               ----
                                    8% Convertible                 $30,000              $60,000
                                    Debentures

         a.       7% Convertible Debentures

                           On May 31, 1996 the Company issued $1,000,000 of 7% convertible debentures with interest payable in cash or stock on a semi-annual basis, and a term of three years. The placement agent's fees were 10% of the gross proceeds and 10,000 warrants at $10.00, with an expiration date of May 30, 2001 (see Note 10). The debentures could be converted after a holding period of: (a) as to 50% of the principal amount, 40 days (July 10, 1996), and (b) the remaining 50%, 60 days (July 30, 1996). The debentures are convertible into the Company's common stock at the lessor of (1) a 35% discount on the previous five day average closing bid price at conversion, or; (2) the previous day average closing bid price at closing (May 31, 1996). As of September 30, 1996, $600,000 of the 7% debentures had been converted into 107,712 common shares. The remaining balance was converted into 80,579 common shares during 1997.

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

         b.       8% Convertible Debentures

                           On September 11, 1996, the Company issued $1,310,000 worth of 8% convertible debentures with interest payable in stock only and accruing until conversion or redemptions after the term of two years. The placement agent's fees were 10% of the gross proceeds and 12,111 warrants at $10.07 expiring November 16, 2001. The debentures may be converted after a holding period of 45 days after closing at the lessor of: (1) the fixed conversion price ($10.171875), or (2) 75% of the average closing bid price for the five trading days immediately preceding the date of conversion. As of December 31, 1999, $1,280,000 of the 8% debentures had been converted into 981,322 common shares.
9.       Debt
         Long-term debt of the Company consists of the following:

         a.       Heller Financial, Inc.

                           During the fourth quarter of fiscal 1997, the Company entered into an arrangement with Heller Financial, Inc. ("Heller") whereby Heller has agreed to provide the Company with up to $15,000,000 to rework existing horizontal wells, rework its vertical wells as horizontal wells, and develop additional acreage. Under the terms of the agreement, all of the properties of Westlands were transferred to a newly formed Limited Partnership, Tri-Coastal Energy, L.P., the general partner of which is Tri-Coastal Energy, Inc., (Tri-Coastal) and the sole limited partner of which is Westlands. Westlands is also the sole shareholder of Tri-Coastal. The amount outstanding under this arrangement as of December 31, 1999, was $6,675,727 . Interest on the borrowings is at prime plus 2%. Principal is paid out of 85% of the net cash flow from the properties. Additional interest is payable from 50% of the net cash flow from these properties after the payment of principal. In January 1999, Heller declared the Loan to be in default as a result of the pledged properties failure to generate the required interest payments. This was solely due to the decrease in the price for oil world wide. As a result, the full amount of the Heller loan has been reclassified as current debt.

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

10.      Capital Stock

                                                                                               NUMBER OF PREFERRED
                                                                 NUMBER OF COMMON SHARES,       SHARES PAR VALUE
                                                                       PAR VALUE                $0.01 PER SHARE
                                                                    $0.01 PER SHARE                                    AMOUNT
      Authorized                                                        20,000,000                 10,000,000
                                                                        ----------                 ----------

      Balance as at September 30, 1997                                   2,756,988                                  $14,086,131
      Issued for Professional services rendered                            194,900                                      273,377
                                                                                                       16,000           800,000
                                                                                                       ------           -------
      Shares   cancelled   due  to   cancellation   of
      Fractional Shares                                                        (46)
                                                                              ====
      Balance as at September 30, 1998                                   2,951,642                     16,000       $14,329,827
                                                                                                       ------       ===========
      Issued for Professional services rendered                            150,932
                                                                           =======
      Balance as at September 30, 1999                                   3,102,574                     16,000        14,388,258
                                                                         =========                     ======        ==========
      Balance as of December 31, 1999                                    3,102,574                     16,000        14,388,258
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


                                            1999        1998            1997
--------------------------------------------------------------------------------
Outstanding and Exercisable               155,000       35,000           700,000
   at beginning of year
--------------------------------------------------------------------------------
Canceled                                    -----        -----         (350,000)
--------------------------------------------------------------------------------
Granted                                     -----      120,000           -------
--------------------------------------------------------------------------------
Exercised                                   -----        -----           -------
                                          -------      -------         ---------
-------------------------------------------------------------------------------
Outstanding and Exercisable
   at end of year                         155,000      155,000            35,000
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

         b.       Common Stock Warrants

                           Common stock warrants outstanding at December 31,
1999, consist of the following:

------------------------------------------------------------------------------------------------------------------------------
              Issuance                        Expiration Date                         Amount                  Price Per Share
------------------------------------------------------------------------------------------------------------------------------
Acquisition of Sustainable                  September 30, 2000                          50,000                          $3.50
------------------------------------------------------------------------------------------------------------------------------
Consulting Agreements                         May 8, 2001 to                           160,000                          $3.50
                                              October 1, 2001
------------------------------------------------------------------------------------------------------------------------------
Consulting Agreement                        September 30, 2001                          10,000                         $10.00
------------------------------------------------------------------------------------------------------------------------------
8% Debenture Holders and                   September 11, 2001 to                       186,470                      $4.386 to
Placement Agents (1.)                          June 8, 2002                                                            $10.81
------------------------------------------------------------------------------------------------------------------------------
$145,000 Loan                                November 20, 2003                         263,638                           $.55
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

                  With respect to the warrants granted to the debenture holders and subagents, the warrants were granted in three equal installments on September 11, 1996; November 26, 1996; and June 8,1997. These warrants will expire five years from the date of each installment: September 11, 2001; November 26, 2001; and June 8, 2002. The number of shares of common stock into which the warrants may be converted and the exercise price of the warrants were determined by (among other variables and future events) the amount of debentures still outstanding on each date of grant, and the average closing bid price of the Company's common stock for the five trading days immediately preceding each date of grant.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 1999 AND 1998 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                  On September 11, 1996, a total of 12,211 warrants expiring on September 11, 2001 were granted to the agents. The warrants may be exercised at any time before the expiration date by either of the two methods as follows: (a) each warrant may be exercised for one common share with an exercise price of $10.73, or (b) all or a portion of the warrants may be exercised on a cashless basis where a reduced number of shares of common stock will be issued based upon the difference between the average closing price of the Company's common stock for the five business days immediately preceding the date of exercise and the exercise price, divided by the average closing market price, times the number of warrants being exercised.

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

 12.     Employment Contracts and Commitments

         In connection with the acquisition of Sustainable and under a Management Agreement dated April 17, 1995, the Company agreed to engage two key officers for a period of seven years ending April 17, 2002. The two key officers are entitled to a base salary of $75,000 plus additional incentive payments each based upon a percentage of net income of Sustainable. At the time of termination for any reason, the key officers are entitled to a severance payment equal to the total of the annual base salary plus additional annual incentive payments he is then receiving multiplied by the remaining years, or portions thereof, of the contract period. During fiscal 1997, the Company reached a settlement with one of the officers in the total amount of $60,000 to be paid at $5,000 per month through February 1998.

         In connection with the acquisition of Deven and under the Stock Purchase Agreement dated October 1,1996, the Company agreed that should certain Deven officers be involuntarily terminated, other than in response to the Deven Officer's gross negligence, willful misconduct, ineptitude or inability to perform the duties of his position, ("Involuntary Personnel Action") on or before September 30, 2001 ("Coverage Period"), the said Deven Officer who was the object of said Involuntary Personnel Action shall be entitled to receive a sum equal to 150% of the aggregate base salary plus the cash equivalent of all benefits for the period of time between the date of the Involuntary Personnel Action and the remaining portion of the Coverage Period ("Settlement Consideration").

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

 13.     Litigation Settlement

         In April 1997, the Company commenced an Adversary Action styled Daleco Resources Corporation v. Reserve Production Inc., Liquidating Trust and Leonard Pipkin, Trustee, in the United States Bankruptcy Court for the Eastern District of Texas, Tyler Division, Case No. 97-6036. The case was commenced to enforce the Company's rights under that certain Asset Purchase Agreement dated December 20, 1996 (Asset Purchase Agreement) as approved by the Bankruptcy Court on February 13, 1997. In the Adversary Action, the Company alleged that the defendants failed to meet their conditions to Closing under the Asset Purchase Agreement and were thus required to refund the Company's $100,000 Earnest Money Deposit and pay for the reworking of the Jody Well. Subsequent to the commencement of the Company's adversary action, a case was commenced in the United States District Court for the Eastern District of Texas, Tyler Division, styled Reserve Production Liquidating Trust v. Daleco Resources Corporation, Westlands Resources Corporation, David F. Lincoln, Gary J. Novinskie and C. Warren Trainor, C.A. No.: 6:97 CV 705 ("District Court Action"). The District Court Action was in essence a counter claim against the Company and three of its directors asserting matters which should have been addressed in an answer to the Adversary Action. The Company filed a motion to dismiss the District Court Action; however, prior to ruling on the Company's Motion, the Adversary Action was resolved through Court mandated mediation. Under the terms of the settlement, the Company's Earnest Money Deposit was returned and the Reserve Production Inc., Liquidating Trust, Reserve Production Liquidating partnership, and Leonard Pipkin, trustee, were required to resolve all outstanding claims for the reworking of the Jody Well.

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

         Mid Continent:

                           On March 27, 1998, but affective as of November 1, 1997, Tri-Coastal Energy acquired 6,409 gross and 4,828 net acres and 298 wells in the States of Kansas and Oklahoma. The purchase price for the acquisition was $2,315,000. The purchase was funded by an Amendment to the Heller Transaction, which increased the Heller Transaction Loan Commitment to $19,000,000. An additional $2,294,397 was drawn down by Tri-Coastal at closing for development of the Mid-Continent properties.

15.      Subsequent event

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

16.      Litigation

         On January 14, 2000, Daniel Kane individually and his Trustee and Stanley B. Kane individually and his Trustee commenced an action against Daleco Resources Corporation, Dov Amir an individual and Louis
         W. Erlich an individual to force the buyback provisions under the Loan Conversion Agreement dated August 22, 1997. Specifically the Complaint alleged that under the Loan Buyback Agreement, the Kanes conversion of $800,000 in debt to equity (See Note 6, Notes Payable) was due on or about August 22, 1999. Messrs. Amir and Erlich were sued in their capacity as individual guarantors under the obligation, each of whom was liable for repayment of one-half of the sum due and owing to the Plaintiffs by Daleco Resources Corporation. On or about February 2000, Mr. Amir satisfied his obligation to the Plaintiff and was dismissed from the case. The case is currently active in the Superior Court in the Central District of California.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
                  -----------------------------------------------------------

                  The Private Securities Litigation Reform Act of 1995 (the "Reform Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. All statements, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as the anticipated development of revenues, acquisition of additional properties or the obtaining of capital, business strategy, development trends in the industry segments in which the Company is active, expansion and growth of the Company's business and operations and other such matters are forward-looking statements. To take advantage of the safe harbor provisions provided by the Reform Act, the Company is identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the Company. Many of these factors have previously been identified in filings or statements made by or on behalf of the Company.

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

                           -In the second quarter of Fiscal 1998, the Company
                            acquired properties in Oklahoma and Kansas adding a total of 298 new wells. This addition resulted in an increase in operating expenses over the comparable period in Fiscal 1998. The low energy prices experienced during the fiscal year ending September 30, 1999 and in quarter ending December 1999, had a negative impact on the operations and economic performance of these properties.

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

                          DALECO RESOURCES CORPORATION



Date:  November 21, 2000                              /s/ Gary J. Novinskie
                                                      -------------------------
                                                      Gary J. Novinskie
                                                      President


Date: November 21, 2000                               /s/ Dov Amir
                                                      ------------------------
                                                      Dov Amir
                                                      Chief Executive Officer