Form 10KSB
period 2000-09-30
DALECO RESOURCES CORP
filed 2001-08-10
CIK 746967

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(X) ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the fiscal year ended  September 30, 2000
                           ------------------

( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ______________________ to ______________________

Commission File Number  0-12214
                        -------
                          DALECO RESOURCES CORPORATION
                          ----------------------------
                 (Name of small business issuer in its charter)

            DELAWARE                                    23-2860734
---------------------------------           ------------------------------------
  (State or other jurisdiction
of incorporation or organization)           (I.R.S. Employer Identification No.)

                             120 North Church Street
                         West Chester Pennsylvania 19380
                        ---------------------------------
                    (Address of Principal Executive Offices)

Issuer's telephone number: (610) 293-9400
                           --------------

Securities registered under Section 12 (b) of the Exchange Act: None
                                                                --------------

Securities registered under Section 12 (g) of the Exchange Act:

                          Common Shares, Par Value $.01
             Series A 10% Cumulative Preferred Stock Par, Value $.01
      Series B 8% Cumulative Convertible Preferred Stock, Par Value, $.01,
      --------------------------------------------------------------------
                                 Title of Class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.      Yes  _X_   No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.                                  Yes ___   No _X_

State issuer's revenues for its most recent fiscal year:        $_______________

Aggregate market value of voting stock held by non-affiliates of registrant based upon the closing NASDAQ sale price on June, 1, 2001: 4,315,718.

                    Applicable only to Corporate Registrants
                    ----------------------------------------

Number of shares outstanding of the issuer's common stock as of June 1, 2001:
3,452,574
Number of shares outstanding of the issuer's preferred stock as of June 1, 2001:
2,017,800

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

Transitional Small Business Disclosure Format:                  Yes ___   No _X_

                                     PART I

ITEM 1 BUSINESS

General:

                  Daleco Resources Corporation (hereinafter referred to as "Daleco" and, together with its wholly owned subsidiaries Westlands Resources Corporation ("Westlands"), Sustainable Forest Industries, Inc. ("Sustainable"); Deven Resources, Inc. ("Deven"); DRI Operating Company, Inc. (DRI); Haly Corporation ("Haly"); Tri-Coastal Energy, Inc. ("Tri-Coastal), Tri-Coastal Energy, L.P. ("TCELP"), Strategic Minerals, Inc. d/b/a Clean Age Minerals, Incorporated ("CAMI"), CA Properties, Inc.("CAP"), Lone Star Minerals, Inc. ("Lone Star"), Matrix-Loc, Inc. ("Matrix Loc") and The Natural Resources Exchange, Inc. ("TNREX") hereinafter sometimes collectively referred to as the "Company") is a natural resources holding company whose subsidiaries are engaged in the exploration, development and production of oil and gas properties, the harvesting of timber concessions, the development and production of mineral interests and the sale and exchange of natural resources over the internet.

                  Daleco, originally named United Westlands Resources, Inc., was organized under the laws of the province of British Columbia by amalgamation of two small companies in 1981. In 1986, the Company changed its name to Daleco Resources Corporation, and its province of organization to Ontario, Canada. Effective October 1, 1996, the Company was re-domesticated into the State of Delaware.

                  The Company, through its wholly owned subsidiary, Westlands, a Nevada corporation, acquired a significant number of interests in oil and gas properties located in the State of Texas from entities owned or controlled by Mr. Amir and his former partner, Mr. Louis Erlich. Other interests have been acquired as a result of the failure of non-affiliated working interest owners to maintain their interest in the properties by failing to pay their share of costs associated with the properties. Substantially all of Westlands oil and gas properties were transferred to TCELP to facilitate the Heller Loan. The Company does not refine any crude oil or market, at retail, any oil or petroleum products. The Company does not own any drilling rigs, and, generally, all of its drilling activities are performed by independent drilling contractors on a contract basis. (See, "Management's discussion and Analysis- Business and Properties".)

                  Sustainable owns timber rights in Guyana covering approximately 6,000 acres. Sustainable contracts with third parties to harvest and mill its woods. Sustainable sells its woods privately and also through third parties. (See, "Management's discussion and Analysis- Business and Properties".)

                  CAMI, a Nevada corporation, was acquired by the Company through a merger with the Company's newly formed subsidiary, Strategic Minerals, Inc., a Nevada corporation, on September 19, 2000 Strategic Minerals, Inc. was the surviving corporation which subsequently changed its name to Clean Age Minerals, Incorporated. The Shareholders of CAMI received 2,001,800 shares of Daleco Resources Corporation Series B, 8% Cumulative Convertible Preferred Stock, stated value $10.00, par value $.01, in exchange for 20,018,000 shares of CAMI common stock constituting all of the capital stock of CAMI. CAMI, through its subsidiaries CAP and Lone Star owns in fee and leasehold interests in non-metallic minerals in the States of Texas, New Mexico and Utah. The Company does not presently mine its minerals. Additionally, the Company acquired, as part of the merger, a patented process utilizing many of the minerals owned or under lease to the Company, for the cleansing and decontamination of air, water and soils. (See, "Management's discussion and Analysis- Business and Properties".)

                  Under the Company's agreement with Heller Financial, Inc., the Company's Texas and Mid-Continent properties are fully pledged as security for the Heller Loan. The pledging of these assets as collateral for existing loans could hinder the ability of the Company to raise additional capital through the pledging of assets. (See, Management's Discussion and Analysis - Heller Transaction and PNC Loan.)

                  Deven serves as the managing general partner of Developing Energy Partners I, L.P. ("Developing Energy") DRI, a wholly owned subsidiary of Deven, manages 127 wells on behalf of Developing Energy in the State of West Virginia and the Commonwealth of Pennsylvania. In September 1999, Deven wound up the operations of another partnership for which it was the general partner, Deerlick Creek Partners as a result of the sale of the partnerships interest in 57 wells in the State of Alabama. As of December 2000, the Company sold all of its leasehold interests in 199 wells located in Kansas and in 24 wells located in Oklahoma which comprised the majority of its Mid-Continent oil and gas producing properties.

                  As of September 30, 2000, the Company has interests in 236 wells in the States of Texas, West Virginia, New Mexico, Oklahoma, Kansas and the Commonwealth of Pennsylvania. Effective September 1, 1999, the Company sold 57 wells in Alabama (see, Business and Properties - Alabama).

Definition of Terms:

                  As used herein, the term:

                  "Gross", as it applies to acreage, mining claims or wells refers to the number of acres, mining claims or wells in which the Company has a direct working / operating interest.

                  "Net", as it applies to acreage, mining claims or wells refers to the sum of the fractional ownership interests owned by the Company in gross acres, mining claim or gross wells.

                  "Working interest", means the share of costs borne by an owner in the lease, claim or well.

                  "Operating interest", means the share of costs borne by an owner in the lease, claim or well.

                  "Net Revenue Interest", means the share of gross income from such lease, claim or well actually received by the owner.

                  "Mmbtu", "Bbls", "Mcf" and "MMcf" mean million British thermal units, barrels, a thousand cubic feet, and a million cubic feet, respectively.

                  "Proved reserves", are the estimated quantities of crude oil, natural gas, natural gas liquids and minerals which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs or from know mineral deposits and under existing economic and operating conditions.

                  "Proved developed reserves", are proved reserves which are expected to be recoverable through existing wells or mines with existing equipment and operating methods.

                  "Proved undeveloped reserves", are proved reserves which are expected to be recovered from new wells on undrilled acreage or from existing wells where relatively major expenditures are required for drilling and completion or from new mine operations.

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

                  "Tons", mean a unit of weight equal to 2,000 pounds (lbs.), 906 kilograms.

                  "Bd Ft", mean Board Feet or Board Foot as a unit of measure commonly used within the timber and wood industry.

                  "Cu Yd", "Cu M" mean units of volume in terms of Cubic Yards and Cubic Meters, respectively.

                  "Mmbtu", "Bbls", "Mcf" and "MMcf" mean million British thermal units, barrels, a thousand cubic feet, and a million cubic feet, respectively.

                  "Proved Mineral Reserves", are the estimated quantities of minerals which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known deposits under existing economic and operating conditions.

                  "Mining Claims" are regulatory and/or legal descriptions of mineral property rights as defined by State and Federal Mineral Codes.


Exploration and Development Practices and Policies

         Oil and Gas:

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

                  The Company has engaged Netherland, Sewell & Associates, Inc. of Dallas, Texas ("Netherland & Sewell"), an unaffiliated company, to act as the contract operator of its oil and gas properties pursuant to an oral agreement, thereby negating the necessity to maintain a staff of operating personnel. Effective October 1, 1999, with the consent of Heller, Westland became the operator of record of the Texas Properties. At the suggestion and request of Heller, TCELP has retained the petroleum engineering and consulting firm of Netherland & Sewell to assist the Company to realize a maximization of the value of TCELP's properties. The Company expects to continue employing contract operators and/or consultants until the size of its operations justifies hiring the necessary staff. (See, "Business - Employees".)

                  Austin Chalk Trend:

                  The Cretaceous carbonates in south Texas are of importance as oil and gas producing horizons. The trend of these limestones include the Austin Chalk, Buda, Georgetown and Edwards formations, extending for approximately 300 miles in length and 50 miles across, and encountered at depths of 5,500 to 18,000 feet. These reservoirs are generally of low permeability, and significant oil and gas production is generally obtained only by intersecting vertical fractures within the carbonate rocks. Historically, these formations were considered to be economically marginal except in areas where the rocks were highly fractured. In later years, stimulation by mechanical fracturing of the rock resulted in increasing hydrocarbon recoveries and extensive development of the trend. Recent developments using horizontal drilling techniques allow the wellbore to intersect, if present, a series of vertical fracture systems instead of a single one, thus resulting in higher rates of production and recoverable reserves, at the cost of a more expensive drilling effort. (See, "Business - Definition of Terms".) Whether an individual well will be economic, even if horizontally drilled, depends largely upon intersecting fractured portions of the formation, which cannot be predicted. Certain locales appear to contain more fracturing than others, and the Company believes that it's Texas leases are located in areas of better fracturing. It is not unusual for an individual well to produce as much as forty percent (40%) of the primary recoverable reserves during the first two years of production and the remainder over a period of ten to fifteen years. As a result of the Heller Financing (See, "Business - Heller Transaction"), the Company stimulated seven (7) existing vertical chalk wells and drilled three (3) laterals in its existing horizontal wells. The Company's plan to drill as many as twenty-two (22) new horizontal laterals was delayed due to persistent depressed oil and gas prices in fiscal 1998 -1999. Heller advised the Company that it did not desire to advance further capital in the redemption of any additional wells. As such, the Company's planned development of these additional wells has been suspended indefinitely. Because maximum production levels are currently regulated by government in the portion of Texas in which the Company has its leases, wells which penetrate a highly fractured system may be subject to production curtailments. (See "Government Regulation - Texas Regulation".)

                  West Virginia and Pennsylvania:

                           Appalachian Basin:

                  The Company's production in the States of West Virginia and the Commonwealth of Pennsylvania are from wells completed in methane coal seems and in traditional producing zones such as the Oriskany and Medina formations of the Appalachian Basin's Upper Devonian Section. Through its ownership in and management of its Developing Energy Partners I, L.P., Partnership (Developing Energy), the Company has an undivided interest in 50 producing coal bed methane wells in the Blacklick Creek CBM Project located in Indiana County of Central Pennsylvania. These wells produce from multiple coal seams ranging in depth from 600 feet to 1,200 feet. The Blacklick Creek project holds approximately 15,000 acres. The Company, through its partnership, controls a 40% working interest in the project.

                  In addition, Developing Energy owns varying interest ranging from 20% to 100% in forty (40) conventional Upper Devonian producing wells ranging in depth from approximately 6,000 feet to 10,000 feet. Fourteen (14) of these wells are located in Western and Central Pennsylvania and hold approximately 18,983 gross acres. The remaining twenty-six (26) wells are located in northern and central West Virginia and hold approximately 7,302 acres. The primary product produced from these Upper Devonian wells is natural gas. The gas production is sold at market sensitive prices which have historically benefited from the premiums paid for Appalachian gas supplies due to their proximity to the end user market. These wells and their associated gas gathering systems are operated by the Company's subsidiary, DRI. DRI is also under contract to conduct field operations relating to the Blacklick Creek CBM wells. All operations are controlled from the Company's Pennsylvania office. To assist in its operations, DRI Operating employs contract pumpers in the vicinity of the specific wells to perform normal well tending and field maintenance duties.

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

                  Alabama:

                           Black Warrior Basin

                  The Company, through its interest in Deerlick Creek Partners, L.P. (See Management's Discussion and Analysis-Partnerships) had a non-operating 50% working interest in 57 coal bed methane wells in Tuscaloosa County, Alabama. The Deerlick Creed Properties were sold December 7, 1999, as of September 1, 1999, for $1,424,298.49. Of this amount, Deven Resources, Inc. realized $22,871.03, after settlement of all outstanding obligations secured by DRI's interest in these properties. (See Management Discussion and Analysis--Partnership).

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

                  Oklahoma and Kansas:

                  In December, 1999, the Company sold essentially all of its interests in its properties located in the States of Oklahoma and Kansas.

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

                  As is customary in the oil and gas industry, only a preliminary investigation of title is made at the time of acquisition of undeveloped properties. Detailed investigations are generally made, including, in most cases, receiving a title opinion of local counsel, prior to the commencement of drilling operations. A thorough examination of title was performed with respect to substantially all of the Company's producing properties. Also, prior to the acquisition of properties, the Company will and has received an opinion of title, satisfactory to counsel to the Company, on a majority (in value) of the assets to be acquired. The Company believes that it has defensible title to substantially all of its properties. As a result of the low prices for crude oil throughout most of FY 99, (See "Management Discussion and Analysis"), many of the Oklahoma and Kansas Properties became uneconomic to operate and were shut-in. With the return of higher crude oil prices, some of these wells have come back on line. Consistent with the agreement worked with Heller Financial, the Company is in the process of preparing these properties for sale.

Mineral Interests:

         CAMI Interests:

                  Through its wholly owned subsidiary, CAMI, a Nevada corporation, the Company owns substantial leases and mining claims to proven non-metallic minerals located in the states of Texas, New Mexico and Utah.

Titles and rights in the properties are held by CAP and Lone Star, both Nevada companies.

         TEXAS

         Marfa Zeolite

                  Lone Star owns a 5,200 acre(+/-) lease containing high grade Zeolite, located approximately 40 miles south of Marfa, Presidio County, Texas. The lease terms call for royalty payments of $3.00 per ton of Zeolite removed from the property with a minimum royalty of $30,000 per year. Lone Star has the option to terminate the annual royalty payments by paying a lump sum of $400,000. Lone Star also owns, in fee, approximately 100 acres of land containing Zeolite adjacent to the 5,200 acre lease.

         NEW MEXICO

         Oro Grande

                  CAP owns a lease covering 5,020 acres of a calcium carbonate deposits in the form of high grade Travertine, located in the Oro Grande area, Cibola County, New Mexico, some 40 miles southwest of Albuquerque, New Mexico. Included in the above are 1,660 acres of U.S. Government leases while the remainder are privately owned. The lease calls for royalty payment of $0.50 per ton or 4% of gross sales for material removed, whichever is the greater. Royalties on public lands call for $0.50 per ton or 3% of gross sales, whichever is the greater. The lease also requires a minimum royalty payment based on a CPI adjusted formula amounting to approximately $40,000 annually.

         Winston "C" Kaolin

                  CAP owns five mining claims, located in Sierra County, New Mexico, and covering 800 acres of Kaolin. The terms call for a royalty payment of 7% of net proceeds derived from mining operations.

         Guadalupe Perlite

                  CAP owns 17 mining claims, located in Grant County, New Mexico containing some 1,360 acres of Perlite. Terms call for a royalty payment of 7% of net proceeds derived from mining operations

         UTAH

         Beaver Zeolite

                  CAP owns 11 Zeolite mining claims covering approximately 220 acres located in Beaver County, Utah. The Zeolite in this deposit is also considered high grade.

         Other Mining Claims

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

Timber Interests:

         Tropical Hardwood Concession

                  The Company, through its wholly-owned subsidiary, Sustainable Forest Industries, Inc., a Delaware company, owns two (2) timber concessions in Guyana, South America. These concessions encompass approximately 6,000 acres of tropical hardwoods. Sustainable intends to harvest and market its wood through strategic alliances with its partners in Guyana and the United States. Sustainable received its U.S. import certificate for tropical wood in July, 1997, and has applied for its marketing trademark, HeartDex. The Company provides accounting, administrative and financial services to support Sustainable's operations.

                  Sustainable has fulfilled all governmental requirements to maintain its holdings and therefore, the Company believes that it has good title to its two (2) hardwood timber concessions in Guyana.


Employees:

                  At September 30, 2000, the Company had five full-time employees. The Company employs the services of consulting geologists and engineers as well as those of a nonaffiliated operating companies which conducts the actual oil field operations for the Company. The Company manages the operation of its wells in the State of West Virginia and the Commonwealth of Pennsylvania from its Pennsylvania, office utilizing contract pumpers to perform actual field operations. The Company's non-operated wells are monitored primarily out of the Company's Pennsylvania, office. The Company's mineral claims are monitored by both its Pennsylvania office and California office, and by the President of CAMI who resides in New Mexico. The Company considers its relations with its consultants to be satisfactory. (See, "Business and Properties - Exploration Practices and Policies".)

Competition:

         Oil and Gas:

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

                  Competition in the acquisition of oil and gas prospects and properties in the area of the Company's operations in Texas, West Virginia, Pennsylvania and Oklahoma varies according to the prices for oil and gas. During periods of higher prices, competition for viable prospects and properties. The Company's ability to discover and/or acquire reserves in the future depends on various factors which involve its ability to select, acquire and pay for prospects suitable for exploration and development.

                  The Company competes with other oil and gas concerns and other investment companies, whether or not related to the petroleum industry in raising capital. The Company's ability to access the capital markets is largely dependent on the success of its oil and gas exploration activities and the economic environment in which it operates.

                  Mineral Interests

                  The mining and marketing of non-metallic minerals is highly competitive, however, the Company believes that the locations and quality of its mineral deposits will benefit its future development and sales efforts. The Company's ability to develop these mineral deposits will be dependent on its success in accessing capital markets and on the general economic environment for industrial minerals.

                  Timber Interests

                  The competition for timber, both raw and processed woods is extremely competitive and primarily controlled by large international conglomerates. The Company has found it difficult to penetrate these markets, but believes that the shortage of quality hard woods and the demand for environmentally safe building materials will facilitate Company's marketing of its woods.

Government Regulations:

         Oil and Gas:

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

                  Mineral Interests:

                  The Company's activities are subject to Federal and state laws and regulations relating to environmental quality and pollution control as well as safety rules as prescribed by Osha. At present, the Company does not intent to engage in mining activities of its own, but rather retain the services of outside contractors to carry out such activities. The Company believes that such practices will result in substantial savings in the future.

                  Timber Interests:

                  The Company is not directly engaged in actual harvesting operations on its concession in Guyana, South America, but utilizes local contractors and harvesting partners. Instead the Company has focused its efforts on the marketing of the tropical hardwood products. As such it is not subject to rules and/or regulations governing such activities.

Transportation and Marketing:

                  Oil and Gas

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

         Mineral Interests:

                  All of the Company's mineral deposits are serviced by all weather paved or unpaved roads. The Marfa property is abut to a railroad line which can be utilized to transport minerals to market. The Oro Grande deposit is in close proximity to a railroad siding junction . The Utah zeolite and New Mexico Kaolin deposits also have access to rail lines but will require over-land transport prior to rail transport.

         Timber Interests:

         The transportation of the Company's Guyana woods is primarily by sea to a port closest to the buyer. The Company primarily ships FOB Georgetown, Guyana. Marketing of the Company's woods is done through the Company's offices, by the president of SFI and over the Company's Natural Resource Exchange.

Partnerships

                  Deven Resources, Inc. (Deven) has sponsored two partnerships, Deerlick Creek Partners I, L.P. formed on August 30, 1991 and Developing Energy Partners I, L.P. formed on October 1, 1993. Deerlick Creek and Developing Energy have conducted business as separate limited partnerships with the Company's wholly owned subsidiary, Deven acting as managing general partner. As managing general partner, Deven is subject to full liability for the obligations of the partnerships although it is entitled to indemnification by each program to the extent of the assets of the that partnership. Since "drilling programs" constitute a "security" under the Securities Act of 1933, Deven is also subject to potential liability for failure to compete with applicable federal and state securities laws and regulations.

                  Each of the drilling programs is structured on a "payout basis" with Deven receiving a 1% interest in all profits and losses before payout and an increased percentage of the profits and losses of the partnership after payout.

                  Deerlick Creek Partners I, L.P. ("DCP")

                  DCP's only asset was its undivided interests in 54 coal bed methane wells in Tuscaloosa County, Alabama ("Deerlick Creek Field The Partnership's interest in the Deerlick Creek Field were sold on December 7, 1999 effective as of September 1, 1999. Payout accrued in Fiscal 1999. Since the Deerlick Creek Field was the only asset of DCP, DCP has been wound up as of December 31, 1999.

                  Developing Energy Partners I, L.P.:

                  Developing Energy Partners I, L.P. owns interests in a variety of properties located in the States of West Virginia, New Mexico and the Commonwealth of Pennsylvania (See Business-Properties). Under the structure of the Developing Energy partnership agreement, payout occurs in two tiers. Until the first tier payout, Deven receives only 1% of the profits and losses of the partnership. After the first tier payout, Deven is entitle to receive 20% of the profits and loses of the partnership while the limited partners receive 80%. After the second tier payout, Deven is entitled to receive 40% of the profits and losses of the partnership while the limited partners receive 60%. In the first five (5) years of the partnership, Deven received a management fee of $200,000 per annum for its services as general partner. Commencing the fifth anniversary of the partnership, the management fee dropped to 3% of the value of the partnership's assets. The partnership is presently in the process of selling its assets and is expected to wind-up prior to December 31, 2001.

ITEM 2 PROPERTIES:

         Oil and Gas

                  Texas

                  The Company holds approximately 7,100 gross (3,526 net) acres in Burleson, Brazos, and Lee Counties, Texas. Of such amount, approximately 5,259 gross (1,778 net) acres are classified as presently developed, and 1,841 gross (1,748 net) acres are classified as proven undeveloped. The Company owns interests varying from nine and six one-hundredths percent (9.06%) to seventy-five percent (75.0%) net revenue interests in forty wells which have been drilled on this acreage. Average gross production for fiscal year 2000 was 237 barrels of oil and 5,539 Mcf per day.

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

                  Except for ten (10) horizontal wells, all of the Company's wells have been drilled and completed in a traditional vertical manner. Due to low prices for crude oil experienced during Fiscal 1998 and 1999, funds were not available under the Heller Financing for the drilling and/or completion of new wells or the recognition of existing wells. This funding moratorium continued in fiscal 2000.

                  Prior to the Heller Financing (See, "Business - Heller Financing"), the Company historically financed its exploration activities by permitting third parties to pay 100% of the costs of drilling and completing a well in exchange for 75% of the working interest. During the reworking of the Company's Austin Chalk properties, the financing for these operations will be provided from both the Company's own revenues and the Heller Financing (See Management's Discussion and Analysis- Heller Financing), although the Company does intend to continue its policy of conducting drilling operations on a Turnkey basis or fixed costs basis for third party working interests in these wells. If the well's costs of the operation is less than the fixed cost, the Company profits, and if the operations costs exceeds the Turnkey cost the Company suffers a loss. Generally, the Company has conducted its operations for less than the Turnkey costs and has recorded a profit.

                  Appalachian

                  The Company, either individually or through its sponsored partnerships, holds 41,285 gross (21,688 net) acres in the counties of Harrison, Logan, McDowell, Pleasant, Randolph, and Tucker, West Virginia and Armstrong, Fayette, Clearfield, Somerset, Indiana, and Westmoreland, Pennsylvania. 12,407 acres (6,279 net) are classified as presently developed, and 28,878 acres (15,409 net) are classified as undeveloped. The Company, either individually or through its sponsored partnerships, holds working interests varying from 20% to 100% and net revenues interests of 15.8% to 87.4%. The Company also held a 10% profits participation interest in 38 wells, which was sold on December 14, 1999.

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

         Minerals:

                  Texas:

                  Marfa Zeolite:

                  The Company, through Lone Star holds title to an approximately 5,200 acre mineral lease and 100 adjacent acres in fee of high quality Zeolite in the form of clinoptilite. The lease and fee acreage are located approximately 40 miles south of Marfa, Presido County, Texas and easily accessible by paved and all weather roads as well as by rail. The Zeolite has excellent reactive properties and is the basic material in the Company's patented engineered product used for remediation of toxic and hazardous materials (See "Patent"). According to an independent professional geologist, the properties contains reserves in excess of 1,000,000,000 tons of ore.

                  New Mexico

                  Oro Grande Limestone:

                  Through CAP, the Company owns leases on private and U.S. Government lands containing approximately 5,020 acres, containing calcium carbonate in the form of high quality tavertine. The leases are located in Cibola County, New Mexico within a distance of 40 miles from Albuquerque. The property is accessible by paved and all weather roads and has access to nearby rail sidings. Independent professional geologist estimated reserves of 1,300,00,00 tons of calcium carbonate.

                  Winston "C" Kaolin:

                  The Company, through CAP is the owner of five unpatented mining claims located in Sierra County, New Mexico and containing approximately 800 acres, accessible by a paved road. The Kaolin ore has extremely white and of high quality and has applications for a wide variety of industrial uses. The independent professional geologist estimated reserves of 200,000,00 tones of high quality Kaolin.

Guadalupe Perlite:

                  Through CAP, the Company owns 17 unpatented mining claims contain 1,360 acres and located on U.S. Government lands in Guadalupe County, New Mexico. Independent profession geologist estimate the deposit to contain 200,000,000 tons of Perlite. The Perlite is of high quality and has potential uses in a wide range of industrial applications.

                  Utah

                  Beaver Zeolite:

                  The Company through CAP owns the title to 11 unpatented mineral claims located on U.S. Government lands in Bear County, Utah and containing approximately 220 acres. The claims are accessible by good roads and are within a distance of 40 miles from a railroad siding in Milford, Utah. According to an independent professional geologist, the claims contain 500,000,000 tons of Zeolite in the form of high quality clinoptilite.

                  Mexico

                  The Company also holds a 25% interest in a mining company, Minera La Yesca, in Mexico. Minera La Yesca's main holding was a silver mine in the mountains of the La Yesca in the southern State of Nayarit, Mexico. Due to the long-term depression of silver process Minera La Yesca abandoned its mining operations and subsequently relinquished its interest in the mining claims. Minera La Yesca is now acting as a shell corporation which is investigating the economic viability of other Mexican mining prospects. Due to the lack of activity, this investment was written-off during the year ending September 30, 1998.

                  The Patent:

                  The Company's wholly owned subsidiary, Matrix-Loc, is the owner of U.S. Patent No. 5387738 , upon which an engineered product is based which utilizes all naturally occurring non-hazardous minerals for the remediation of sites contaminated with hazardous and/or toxic materials. Typically, the remediation of these sites is necessary in order to meet quality control regulation for air, land and water enforced by the Environmental Protection Agency and various other state and Federal environmental regulatory agencies. The patented engineered product is marketed by CAMI under the trademark of the CA Series. Each of these engineered environmental products is designed for specific project site requirements based on the nature of the on-site contaminant, the size of the project and specific treatment requirements.

                  The CA Series have been proven effective, through the use of a catalytically enhanced chemical cation exchange process in permanently changing many hazardous metals to a non-hazardous state and through molecular sieve and/or absorption processes in removing ("site remediation") many hazardous hydrocarbon and nitrate contaminants.

                  The processing of contaminate materials using the patented CA Series technology is designed as an on-site operation. Internal studies have shown that because the CA Series of engineered products are designed to be used at the remediation project site, substantial cost savings can be generated as compared to other remediation methods requiring extraction, removal and incineration. The on-side use of CA engineered products can provide a complete and permanent environmental cleanup of the hazardous materials in that the "treated" materials are converted into non-hazardous permanently on-leachable substances which can remain in place. Through laboratory and field tests the CA Series engineered products have been proved to be effective in remediating contamination caused by hydrocarbons and petroleum products, chemicals as well as toxic metallic compounds in rendering the toxic and hazardous materials to a permanently non-toxic and non-hazardous stage.

         Marketing and Production:


                  Oil and Gas

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

-------------------------------------------------------------------------------------------------------------------------
                                                                                                    Percentage of
      Production Area                            Name of Location                               Production Purchased
        of Operation                               of Purchaser                                       By State
-------------------------------------------------------------------------------------------------------------------------
Texas             Oil Production            Pride Pipeline Company(2)
                                            Abilene, Texas                                              99.0%
-------------------------------------------------------------------------------------------------------------------------
                  Gas Production            Aquila Southwest Pipeline Corp.*
                                            San Antonio, Texas                                          60.5%
-------------------------------------------------------------------------------------------------------------------------
                                            Mitchell Gas Marketing Services**
                                            Houston, Texas                                              36.1%
-------------------------------------------------------------------------------------------------------------------------
Pennsylvania      Gas Production ***        Enron North American Corp.
                                            Houston, Texas                                              38.0%
-------------------------------------------------------------------------------------------------------------------------
                                            Dominion Field Services Co. Inc.
                                            Pittsburgh, Pennsylvania                                   41.4%5
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
West Virginia     Gas Production ***        Equitable Gas Company
                                            Pittsburgh, Pennsylvania                                    47.2%
-------------------------------------------------------------------------------------------------------------------------
                                            Columbia Gas System
                                            Charleston ,West Virginia                                   51.5%
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
Oklahoma          Oil Production            Warren Corporation
                                            Oklahoma City, Oklahoma                                     5.0%
-------------------------------------------------------------------------------------------------------------------------
                  Oil Production            Tri-Power Resources                                         95.0%
                                            Ardmore, Oklahoma
-------------------------------------------------------------------------------------------------------------------------

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

*** Gas production from the Company's Appalachian Basin property are sold under contracts which call for floating index based gas pricing. Typically the general term of these contracts is set for periods of one year and contain price options for the Company should local gas market conditions warrant.

**** Gas production from the Company's Black Warrior Basin properties which were sold as of September 1, 1999, sold under a long term supply contract. The pricing mechanism under that contract tied the price of gas to that of No. 2 fuel oil FOB New York City through September 4, 1999. Under the contract, the partnership was subject to a make-up clause should it not have produced and delivered to the buyer a specified quantity of gas over the life of the contract. As part of the sale of the properties, the partnership was required to pay to the buyer of the gas $74,417 as the partnership's portion of the make-up provision.

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

--------------------------------------------------------------------------------
                                                  Fiscal Year Ended September 30
--------------------------------------------------------------------------------
                                                     2000                 1999
--------------------------------------------------------------------------------
Texas
--------------------------------------------------------------------------------
   Oil (Bbls)                                       16,737               19,678
--------------------------------------------------------------------------------
   Gas (Mcf)                                        82,329              114,531
--------------------------------------------------------------------------------
   Average Bbls/day                                     46                   54
--------------------------------------------------------------------------------
   Average Mcf/day                                     226                  314
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Alabama (1)
--------------------------------------------------------------------------------
   Gas (Mcf)                                             0              302,465
--------------------------------------------------------------------------------
   Average Mcf/day                                       0                  829
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Pennsylvania:
--------------------------------------------------------------------------------
   Gas (Mcf)                                       423,759              140,682
--------------------------------------------------------------------------------
   Average Mcf/day                                   1,161                  385
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
West Virginia:
--------------------------------------------------------------------------------
   Gas (Mcf)                                         87,56               93,636
--------------------------------------------------------------------------------
   Average Mcf/day                                     240                  256
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
New Mexico:
--------------------------------------------------------------------------------
   Oil (Bbls)                                          -0-                  -0-
--------------------------------------------------------------------------------
   Gas (Mcf)                                           -0-                  -0-
--------------------------------------------------------------------------------
   Average Bbls/day                                    -0-                  -0-
--------------------------------------------------------------------------------
   Average Mcf/day                                     -0-                  -0-
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Kansas:
--------------------------------------------------------------------------------
   Oil (Bbls)                                            0               14,674
--------------------------------------------------------------------------------
   Gas (Mcf)                                           -0-                  -0-
--------------------------------------------------------------------------------
   Average Bbls/day                                      0                   40
--------------------------------------------------------------------------------
   Average Mcf/day                                     -0-                  -0-
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Oklahoma:
--------------------------------------------------------------------------------
   Oil (Bbls)                                        3,939                5,408
--------------------------------------------------------------------------------
   Gas (Mcf)                                        12,665               13,364
--------------------------------------------------------------------------------
   Average Bbls/day                                     11                   15
--------------------------------------------------------------------------------
   Average Mcf/day                                      37                   37
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
          TOTALS:
--------------------------------------------------------------------------------
   Oil (Bbls)                                       20,676               39,760
--------------------------------------------------------------------------------
   Gas (Mcf)                                       606,209              664,678
--------------------------------------------------------------------------------
   Average Bbls/day                                     57                  109
--------------------------------------------------------------------------------
   Average Mcf/day                                   1,661                1,821
--------------------------------------------------------------------------------

-----------------
(1) These properties were sold as of September 1, 1999. As such, these figures represent only eleven (11) months production.

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

--------------------------------------------------------------------------------
                                                          Fiscal Year Ended
                                                            September 30
--------------------------------------------------------------------------------
 6 MCFE = 1 Bbl.                                      2000                1999
--------------------------------------------------------------------------------
 Texas
--------------------------------------------------------------------------------
   Average Sale Price Per Bbl.                      $27.65               $14.40
--------------------------------------------------------------------------------
   Average Sale Price Per Mcf                         3.14                 2.05
--------------------------------------------------------------------------------
   Average Production Cost Per
   Gas Equivalent (MCFE)                              2.34                 1.48
--------------------------------------------------------------------------------
 Alabama (2)
--------------------------------------------------------------------------------
   Average Sale Price Per Mcf                            0                 2.44
--------------------------------------------------------------------------------
   Average Production Cost Per
   Gas Equivalent                                        0                 1.15
--------------------------------------------------------------------------------
 Pennsylvania
--------------------------------------------------------------------------------
   Average Sale Price Per Mcf                         3.06                 2.71
--------------------------------------------------------------------------------
   Average Production Cost Per                        0.94                 1.39
   Gas Equivalent
--------------------------------------------------------------------------------
 West Virginia
--------------------------------------------------------------------------------
   Average Sale Price Per McF                         4.11                 2.38
--------------------------------------------------------------------------------
   Average Production Cost Per
   Gas Equivalent (MCFE)                              1.63                 1.90
--------------------------------------------------------------------------------
 New Mexico
--------------------------------------------------------------------------------
   Average Sale Price Per Bbl                          -0-                  -0-
--------------------------------------------------------------------------------
   Average Sale Price Per Mcf                          -0-                  -0-
--------------------------------------------------------------------------------
   Average Production Cost Per
   Gas Equivalent (MCFE)                               -0-                  -0-
--------------------------------------------------------------------------------
 Kansas
--------------------------------------------------------------------------------
   Average Sale Price Per Bbl                            0                13.75
--------------------------------------------------------------------------------
   Average Sale Price Per Mcf                          -0-                  -0-
--------------------------------------------------------------------------------
   Average Production Cost Per
   Gas Equivalent (MCFE)                                 0                 4.45
--------------------------------------------------------------------------------
Oklahoma
--------------------------------------------------------------------------------
   Average Sale Price Per Bbl                        25.90                15.34
--------------------------------------------------------------------------------
   Average Sale Price Per Mcf                         2.65                 1.78
--------------------------------------------------------------------------------
   Average Production Cost Per                        3.12                 1.39
   Gas Equivalent (MCFE)
--------------------------------------------------------------------------------
Combined Properties
--------------------------------------------------------------------------------
   Average Sale Price Per Bbl                        26.87                14.59
--------------------------------------------------------------------------------
   Average Sale Price Per Mcf                         3.18                 2.35
--------------------------------------------------------------------------------
   Average Production Cost per                        1.48                 1.75
   Gas Equivalent (MDFE)
--------------------------------------------------------------------------------

-----------------
(1) These properties were sold as of September 1, 1999. As such, these figures represent only eleven (11) months production.

         For the purpose of determining gas equivalent, Oil has been converted to gas at the rate of 1 Barrel per 6 Mcf.

Wells and Acreage:

                  The following tables set forth certain information as of September 30:

--------------------------------------------------------------------------------
                              Gross Wells                    Net Wells
--------------------------------------------------------------------------------
     Well Count           2000           1999           2000           1999
--------------------------------------------------------------------------------
Texas                      40             41           25.39          25.78
--------------------------------------------------------------------------------
Pennsylvania              101             65           30.07          28.18
--------------------------------------------------------------------------------
West Virginia              26             26            9.94           9.94
--------------------------------------------------------------------------------
Alabama (3)                 0             57            0.00           27.0
--------------------------------------------------------------------------------
New Mexico                  0              0            0.00           0.00
--------------------------------------------------------------------------------
Kansas                      0            199            0.00         167.12
--------------------------------------------------------------------------------
Oklahoma                   75             99           10.18          33.31
--------------------------------------------------------------------------------
     Total                236            487           75.58         291.33
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
                              Gross Acres                    Net Acres
--------------------------------------------------------------------------------
  Developed Acreage       2000           1999           2000           1999
--------------------------------------------------------------------------------
Texas                    5,259          5,659           1,778          1,974
--------------------------------------------------------------------------------
Pennsylvania             8,160          8,160           4,828          4,828
--------------------------------------------------------------------------------
West Virginia            4,247          4,247           1,451          1,451
--------------------------------------------------------------------------------
Alabama (1)                  0          2,043               0          1,022
--------------------------------------------------------------------------------
New Mexico                   0              0               0              0
--------------------------------------------------------------------------------
Kansas                       0          4,317               0          3,730
--------------------------------------------------------------------------------
Oklahoma                 2,013          2,653             313            822
--------------------------------------------------------------------------------
     Total              19,679         27,079           8,370         13,827
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
                              Gross Acres                    Net Acres
--------------------------------------------------------------------------------
  Undeveloped Acreage     2000           1999           2000           1999
--------------------------------------------------------------------------------
Texas                     1,841          2,245          1,748          2,161
--------------------------------------------------------------------------------
Pennsylvania             25,673         25,823         14,397         14,457
--------------------------------------------------------------------------------
West Virginia             3,055          3,055            952            952
--------------------------------------------------------------------------------
Alabama (4)                   0            982              0            491
--------------------------------------------------------------------------------
New Mexico                    0            -0-              0            -0-
--------------------------------------------------------------------------------
Kansas                        0          2,172              0          1,098
--------------------------------------------------------------------------------
Oklahoma                  1,790            870            194            103
--------------------------------------------------------------------------------
     Total               32,359         34,107         17,291         19,262
--------------------------------------------------------------------------------

Drilling Activity:

                  The following table shows the number of wells drilled by or on behalf of the Company and the results thereof for the period indicted. Such information should not be considered indicative of future performance of prospects of the Company. There is no necessary correlation between the number

-----------------
(1) These properties were sold as of September 1, 1999, however the properties were held for the first eleven months of the fiscal year.
(2) These properties were sold as of September 1, 1999.

of producing wells, whether developmental, or exploratory, completed during any period and the aggregate reserves or future net income generated therefrom.

================================================================================
                                EXPLORATORY WELLS
--------------------------------------------------------------------------------
YEAR DRILLED             PRODUCERS             DRY HOLES             TOTAL
--------------------------------------------------------------------------------
   2000                      0                     0                   0
--------------------------------------------------------------------------------
   1999                      0                     0                   0
--------------------------------------------------------------------------------
   1998                      0                     0                   0
--------------------------------------------------------------------------------
                                DEVELOPMENT WELLS
--------------------------------------------------------------------------------
   2000                      0                     0                   0
--------------------------------------------------------------------------------
   1999                     10                     0                  10
--------------------------------------------------------------------------------
   1998                     17                     0                  17
================================================================================

                  Because of the rebound in oil and gas prices during FY00, the Company focused on reworking operations on its producing properties in Texas and Oklahoma. In the Appalachian Basin operations, the Company, through its Developing Energy Partners I, L.P., focused on maintaining and enhancing production from its producing wells in Pennsylvania and West Virginia. The Company's partnership did not participate in the drilling of any wells on its Blacklick Creek CBM Project acreage located central Pennsylvania during fiscal 2000. ("Business" and "Properties - Operations".)

         Proved Reserves:

                  The Company causes to be prepared an annual estimate of oil and gas reserves. The Company has not filed reserves estimates with any United States authority or agency, other than estimates previously filed with the Commission.

                  The following table sets forth the proved reserves of the Company as of September 30, 2000 and September 30, 1999.

                  The figures for Westlands as of September 30, 2000 were extrapolated by the Company from the reserve report as of September 30, 1998, were taken from the reserve report dated October 1, 1998, prepared by R. A. Lenser and Associates, independent petroleum engineers, as of September 30, 1998 for the Texas, Oklahoma and Kansas properties as received by the Company's consultants, and from the reserve reports prepared by Huntley and Huntley, Independent Petroleum Engineers, dated as of November 1996 for the Alabama properties, September 30, 1996 for the Blacklick coal bed methane property, and September 30, 1997 for the remaining Appalachian properties in Pennsylvania and West Virginia. The Company extrapolated the values for the properties by subtracting actual production from the reserve report through September 30, 2000 and then adjusted its reserves for performance based on decline curves for each well.

                                  Net Reserves

--------------------------------------------------------------------------------
                                                     Year Ended Reserves
                                                        September 30,
--------------------------------------------------------------------------------
Proved Developed Reserves                        2000                 1999
--------------------------------------------------------------------------------
C X C (BBLS)
--------------------------------------------------------------------------------
   Texas                                        69,608               56,760
--------------------------------------------------------------------------------
   Oklahoma                                     23,204              108,287
--------------------------------------------------------------------------------
   Kansas                                      191,123              191,123
--------------------------------------------------------------------------------
   Pennsylvania                                      0                  -0-
--------------------------------------------------------------------------------
   West Virginia                                     0                  -0-
--------------------------------------------------------------------------------
   Alabama (5)                                       0                  -0-
--------------------------------------------------------------------------------
   New Mexico                                        0                  -0-
--------------------------------------------------------------------------------
          Total                                 92,812              356,170
--------------------------------------------------------------------------------
Gas (MCF)
--------------------------------------------------------------------------------
   Texas                                       330,819              398,717
--------------------------------------------------------------------------------
   Oklahoma                                     77,982              255,391
--------------------------------------------------------------------------------
   Kansas                                            0                  -0-
--------------------------------------------------------------------------------
   Pennsylvania                              3,837,455            3,162,572
--------------------------------------------------------------------------------
   West Virginia                               537,602              449,867
--------------------------------------------------------------------------------
   Alabama(1)                                        0            2,908,057
--------------------------------------------------------------------------------
   New Mexico                                        0                  -0-
--------------------------------------------------------------------------------
           Total                             4,783,858            7,174,604
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                    Year End Reserves
                                                       September 30,
--------------------------------------------------------------------------------
Proved, Undeveloped Reserves                     2000                  1999
--------------------------------------------------------------------------------
C X C (Bbls)
--------------------------------------------------------------------------------
   Texas                                       506,342              629,444
--------------------------------------------------------------------------------
   Oklahoma                                          0                  -0-
--------------------------------------------------------------------------------
   Kansas                                            0               45,125
--------------------------------------------------------------------------------
   Pennsylvania                                      0                  -0-
--------------------------------------------------------------------------------
   West Virginia                                     0                  -0-
--------------------------------------------------------------------------------
   Alabama (1)                                       0                  -0-
--------------------------------------------------------------------------------
   New Mexico                                        0                  -0-
--------------------------------------------------------------------------------
          Total                                506,342              674,569
--------------------------------------------------------------------------------
Gas (Mcf)
--------------------------------------------------------------------------------
   Texas                                     3,220,500            5,577,720
--------------------------------------------------------------------------------
   Oklahoma                                          0                  -0-
--------------------------------------------------------------------------------
   Kansas                                            0                  -0-
--------------------------------------------------------------------------------
   Pennsylvania                                341,708            1,770,850
--------------------------------------------------------------------------------
   West Virginia                                     0                  -0-
--------------------------------------------------------------------------------
   Alabama (1)                                       0              572,661
--------------------------------------------------------------------------------
   New Mexico                                        0                  -0-
--------------------------------------------------------------------------------
          Totals                             3,562,208            7,921,231
--------------------------------------------------------------------------------

                     All of the above stated reserves are located on-shore within the United States.

-----------------
(1) These reserves were sold as of September 1, 1999.

Estimated Future Net Revenues and Present Worth:

                  Estimated future net revenues of the Company's net oil and gas reserves at the date indicated and the present worth thereof employing a ten percent (10%) discount factor is set forth in the following tabulation:

                   Future Net Revenues
                       September 30                     2000           1999(1)
         Proved Oil and Gas Reserves                $30,184,970      $24,246,399
         Proved Developed Oil and Gas Reserves      $14,736,927      $ 7,254,122

                      Present Worth
                       September 30                     2000           1999(1)
         Proved Oil and Gas Reserves                $20,768,632      $16,444,753
         Proved Developed Oil and Gas Reserves      $ 9,836,967      $ 4,098,145

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

Reserves Reported To Other Agencies:

                  There were no estimates or reserve reports of the Company's proved domestic net oil or gas reserves filed with any governmental authority or agency, other than the Securities and Exchange Commission, during the years ended September 30, 1998, September 30, 1999 or September 30, 2000.

Delivery Commitment:

                  The Company is not obligated to provide a fixed and determinable quantity of oil and gas in the future under existing contracts or agreements.

    Mineral Properties:

         CAMI Interests:

                  The reserves of the mineral deposits owed by CAMI, the Company's wholly owned subsidiary, were evaluated and estimated by Leroy E. Kissinger, an independent professional geologist and are outlined below:

         State           Mineral                Inferred Tonnage
         -----           -------                ----------------
         Texas           Zeolite                  1,000,000,000
         Utah            Zeolite                    500,000,000
         New Mexico      Calcium Carbonate        1,300,000,000
         New Mexico      Kaolin                     200,000,000
         New Mexico      Perlite                    200,000,000
                                                  -------------
                                                  3,200,000,000

Other Mineral Interests:

         Mexico:

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

                  In consideration for all of the capital stock of Sustainable, the Company issued 150,000 shares of its Common Stock, and warrants to purchase 50,000 shares of Common Stock at a price of $2.50 per share. The warrants expired on September 30, 2000. Under the Agreement, the Company has the option to acquire additional hardwood timber rights in Guyana.


ITEM 3 LEGAL PROCEEDINGS

                  In April 1997, the Company commenced an Adversary Action styled Daleco Resources Corporation v. Reserve Production Inc., Liquidating Trust and Leonard Pipkin, Trustee, in the United States Bankruptcy Court for the Eastern District of Texas, Tyler Division, Case No.97-6036. The case was commenced to enforce the Company's rights under that certain Asset Purchase Agreement dated December 20, 1996 ("Asset Purchase Agreement") as approved by the Bankruptcy Court on February 13, 1997.. A counter Claim was filed by the defendants in the United States District Court for the Eastern District of Texas, Tyler Division, styled Reserve Production Liquidating Trust v. Daleco Resources Corporation, Westlands Resources Corporation, David F. Lincoln, Gary
J. Novinskie and C. Warren Trainor, C.A. No: 6:97 CV 705 ("District Court Action") asserting matters which should have been addressed in an answer to the Adversary Action. The Adversary Action and District Court Action were resolved through Court mandated mediation providing for the return to the Company of al funds advanced to the Defendants and resolution of all matters dealing with the "Jody Well." On January 6, 1999, the Company authorized the Mediator to release the various mutual settlement documents between Daleco Resources Corporation, Reserve Production Inc., Liquidity Trust, Leonard Pipkin, Trustee, Reserve Production Liquidity Partnership and its partners. The Advisory Action and District Court Action have been dismissed and the matter fully resolved.

                  Triad Pipe & Steel, Inc. v. Westlands Resources Corporation and Daleco Resources, Inc., In The District Court of Harris County, Texas, Case No. 97-44587. Triad Pipe & Steel, Inc. ("Triad") supplied tubing for the reworking of the "Jody Well." Triad commenced its original suit on or about August 25, 1997 ("Original Complaint") prior to the Company's Settlement Agreement with Reserve Production, Inc., Liquidating Trust and Reserve Production Liquidating Partnership (collectively the "Trust"). and its amended complaint filed on or about November 18, 1997 ("Amended Complaint"). By Order dated May 4, 1998, the matter was fully resolved and the case dismissed against the Company as a result of the Trust' payment, in full, of Triad's claim.

                  Southland Drilling Company, a Division of Triad Drilling Company v. Westlands Resources Corporation, Daleco Resources Corporation and Tri-Coastal Energy, L.P., Cause No. 98-34542, In the 270th Judicial District

Court of Harris County, Texas. On or about July 21, 1998, Southland Drilling Company ("Southland") commenced a lawsuit against the Company and its subsidiaries Westlands and Tri-Coastal. The lawsuit sought to recover the amount of $260,577.66 allegedly due and owing for work performed on the DRC GA #3 Well and the DRC VI #1 Well, Burleson County, Texas. The Company settled this matter by the filing of a Joint Motion for Entry of Agreed Judgement on December 1, 2000. Under the terms of the agreement, the Company is obligated to pay Southland $300,000 ("Settlement Payment") and has given a judgment note in that amount to Southland. The Company had 90 days from settlement in which to pay the note during which period Southland will forbear from taking any action. The Company failed to make the Settlement Payment within the ninety (90) day period. Southland is now conducting discovery in aid of execution.

                  Kane v. Daleco Resources Corp., et. al. On or about January 14, 2000, Stanley B. Kane, et. al. commenced an action in the Superior Court, Los Angeles, California to enforce their right to have the Company repurchase 16,000 shares (stated value $50 per share) of Series A, 10% Cumulative Preferred Stock. The Plaintiffs had the right to put the stock to the Company on August 20, 1999, which they did. Although the Company continued to pay quarterly interest on the Series A Preferred Stock, it did not redeem the shares due to its lack of liquidity. Also named in the suit were Messrs. Dov Amir (a current officer and director of the Company) and Mr. Louis Erlich (who was an officer and director of the Company at the time of the issuance of the Series A Preferred Stock) who had given personal guaranties to the Plaintiffs.

                  Mr. Amir satisfied his obligation under his guaranty to purchase one-half or 8,000 shares from the Plaintiffs. The Company entered into Stipulation for the Entry of Final Judgment and Judgment thereon as to Daleco Resources Corporation, pursuant to which the Company shall have until August 1, 2001 in which to redeem the remaining 8,000 shares for $400,000 plus accrued interest through the date of settlement at a rate of ten percent (10%) per annum.

                  Mr. Erlich has filed a Cross Complaint against the Company for payment of his obligation under his guarantee.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  No matters were submitted to a vote of security holders in the fourth quarter of Fiscal Year 2000.

                                     PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER'S MATTERS

                  The Company's common stock trades on the Over the Counter Market (Pink Sheets). The symbol for the Company's shares is DLOV. As of June 1, 2001, there were approximately 1702 record owners of the Company's common stock.

                  The range of the high and low bid prices, by quarters, for fiscal years 2000 and 1999, commencing with the first quarter of the fiscal year ended September 30, 2000 for the Company's common stock is as follows:

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

                  1999 - 1st Qtr.       9/16        17/32

                  1999 - 2nd Qtr.       3/4         3/4

                  1999 - 3rd Qtr.       5/8         1/2

                  1999 - 4th Qtr.       3/8         3/8

                  2000 - 1st Qtr.       21/32       5/16

                  2000 - 2nd Qtr.       7/8         1/8

                  2000 - 3rd Qtr.       11/16       3/16

                  2000 - 4th Qtr.       35/64       1/4

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

Sales Of Securities:

                  In Fiscal 2000, the Company acquired Clean Age Minerals, Incorporated through the exchange of its Series B, 8% Cumulative Convertible Preferred Stock, par value $.01 with a face value $10.00 for all of the capital stock of Clean Age Minerals, Incorporated. The acquisition was handled as a Type A merger under ss. 368 of the Internal Revenue Code. The Company issued the 2,001,800 shares pursuant to Section 506 of Regulation D.

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

                  The fiscal year ended September 30, 2000, was marked by a number of events all which were beyond the control of management, primarily the pricing of crude oil and the demand, whether domestically or internationally for woods and nonmetallic minerals.

                  The restrictive conditions imposed by the project financing and the limited partnership structures have also impacted the rate at which the Company could develop its controlled oil and gas properties in fiscal 2000.

                  The Company does not record any significant deferred tax provisions, since it has a substantial loss carry-forward. The Company considers all of its operations to be fully integrated.

                  Historically the Company has not included a provision for abandonment or restoration costs in its financial statements since the costs of abandonment of its wells have been offset by the salvage value of the related wells. With the acquisition of the CAMI properties, the Company may have to include provision for these types of expenditures once mining operations are commenced. As of September 30, 2000 the Company believes that it has not incurred any environmental remediation costs of a consequential nature and makes no provisions therefore.

Fiscal 2000
                  During Fiscal 2000, the company continued to operate its historical oil and gas and timber business segments. The Company's primary business activity as in prior years was related to its energy related operations. As energy product prices improved in Fiscal 2000 over the prior operating year, the Company's cash flow continued to improve.

                  Early in Fiscal 2000, the Company divested certain marginal oil and gas producing properties located in Oklahoma and Kansas. The proceeds from this divestiture were applied to the company's non-recourse project financing with Heller Financial.

                  Due to the restricted cash flow from its oil and gas operation resulting from the project financing and partnership financial structures the Company limited is oil and gas developmental activities in Fiscal 2000 and focused its efforts on maintenance of its producing properties.

                  As a result of the operating environment in its core oil and gas segment, the Company greatly restricted the availability of funds to its Guyana timber operation in Fiscal 2000. Operating activities in the timber segment were limited to those required to maintain the Company's timber concessions and presence in Guyana, S.A.

                  In September 2000, the Company acquired Clean Age Minerals ("CAMI"). This acquisition significantly expanded the Company's natural resource asset base. In addition to in excess of three billion (3,000,000,000) tons of marketable minerals the CAMI acquisition provided the Company with a patented environmental technology which has the potential; to make the Company a significant supplier of remediation products to the environmental industry.

                  Administrative expenses declined to $402,593 for Fiscal 2000 as compared to $682,835 for Fiscal 1999.

                  As in past years the Company's operating results for Fiscal 2000 were dominated by its oil and gas segment. With the improvement in the operating economics of its oil and gas segments, the Company oil and gas revenues rose to $3,221,207 in Fiscal 2000 an increase of $1,882,965 over Fiscal 1999 levels. The Company's direct oil and gas lease operating expense increased by $108,650 to a level of $1,127,436 do to increased maintenance activities on its producing properties. The Company also incurred an increase in production taxes on its oil and gas output of $115,477 in Fiscal 2000 to a level of $136,667. This increase was directly related to the improvement in product prices in Fiscal 2000 over the prior year. Depletion, depreciation and amortization charges for the year declined to a level of $713,775 in Fiscal 2000 as compared to $1,680,394 for Fiscal 1999. The main reason for the decrease was the significantly higher "charge off' rate required in Fiscal 1999 caused by the greatly depressed energy prices in Fiscal 1999 and the recognition of the "book" effect of various property sales which occurred in late 1999 and early 2000. The effect of the operating economics within its oil and gas segment and the reduced level of timber activities was that the Company incurred a net loss of $1,003,411 for Fiscal 2000 as compared to a loss of $3,348,178 for the prior year. As reported, roughly 81% of the net loss reported for Fiscal 2000 was the associated with non-cash charges.

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

                  As a direct result of the world wide depressed oil prices, gross oil and gas revenues decreased by $1,070,799 in fiscal 1999, while lease operating expenses increased by $163,654 resulted in a net loss for the year of $3,348,178, a significant portion of which was the depletion, depreciation and amortization taken as a result of the sale of the Alabama properties. The Company has not yet received the proceeds of the Stock Sale Agreement between it and Infinite Networks, Inc., although the Company is in constant contact with the funder, Management has placed the funder on notice of its default but has elected, for now, to forgo litigation to preserve the Company's assets.

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

                  Throughout the fiscal year, additional funds were made available to the Company by its controlling shareholder, Mr. Amir in the form of unsecured loans (See, "Certain Relationships" and "Related Transactions".) At the end of Fiscal 2000, the amount owed to Mr. Amir was $554,916. Additionally, the Company owed Mr. Erlich, a former officer and director of the Company $ 103,898. The Company remains indebted to four individuals from whom it borrowed $145,000 in July 1998 ("July 1998 Obligations"), Sonata Investment Company, Ltd, from whom it borrowed $250,000 in May 1997 ("Sonata Obligation"). In each case the July 1998 Obligations and the Sonata Obligation are in default although none of the note holders has made a demand for payment. See Note8 to the Financials attached.

                  During the Fiscal year, $713,775 was recorded in depletion, depreciation and amortization costs. This charge is primarily attributable to normal depletion of the Company's oil and gas holding, charges against prior debt costs and an acceleration in the charges against the timber property acquisition costs.

                  The Company believes that its relations with trade creditors are good and foresees no immediate problems in deferring payments for a short time or making other necessary arrangements to meet its obligations.

Capital Expenditures

                  During Fiscal 2000, the Company and/or its related entities did not participated in the drilling of any new wells. The Company, through its related entities, participated in various reworking and repair operations on wells comprising its oil and gas holdings.

                  Other than the payment of annual fees to maintain its concessions in Guyana, the Company had no capital expenditures for its Timber operations in Fiscal 2000.

Acquisitions:

                  Clean Age Minerals, Incorporated

                  Effective, September 19, 2000, the Company acquired all the capital stock of Clean Age Minerals, Incorporated, a Nevada corporation ("CAMI"), for 2,001,800 shares of Series B 8% Cumulative Convertible Preferred Stock of the Company ("Preferred Stock"). The acquisition was conducted as a Type A merger under Section 368 of the Internal Revenue Code between a newly formed subsidiary of the Company, Strategic Minerals, Inc., a Nevada corporation, and CAMI. After the merger, Strategic Minerals, Inc., the surviving corporation, changed its name to Clean Age Minerals, Incorporated.

                  At the time of the merger, there were 20,018,000 shares of CAMI common stock("CAMI Common Stock") issued and outstanding, representing all of the issued and outstanding capital stock of CAMI. CAMI had no outstanding options or warrants or other types of claims or entitlements for its stock outstanding. The merger agreement provided that each shareholder of CAMI would receive one share of Preferred Stock for each ten shares of CAMI Common Stock. No fractional shares were to be issued, with any fractional shares rounded down to the next whole share of Preferred Stock.

                  The Preferred Stock was issued pursuant to Rule 506 under Regulation D. The Preferred Stock carries a restrictive legend preventing the holder from selling same except in accordance with applicable law. The holder of the Preferred Stock has the right to convert the Preferred Stock into Common Stock of the Company after the first anniversary date of the merger, September 19, 2001, at a price equal to the five day average closing price for the Company's Common stock immediately preceding the conversion date, but in no event will the conversion price be less than $1.25. For conversion purposes, the Preferred Stock has a stated value of $10 per share.

                  The Preferred Stock is non voting stock.

                  At the time of the acquisition, CAMI owned three subsidiaries:
CA Properties, Inc., a Nevada corporation ("CAP"); Lone Star Minerals, Inc., a Nevada corporation ("Lone Star"); and Matrix-Loc, Inc., a Texas corporation("Matrix-Loc").

                  CAP is the lessee under a Limestone Mining Lease and Agreement dated August 4, 1993 with the New Mexico and Arizona Land Company covering some 3,360 acres more or less and government lands covering 1660 acres more or less in Cibola County, New Mexico. The lease has a primary term of ten years and as long as limestone is being produced from the leased premises in paying quantities. CAP also owns a lease in Utah from the BLM covering 220 acres and containing Zeolite as well as leases in New Mexico covering some 1,360 acres for Perlite and 800 acres for Kaolin.

                  Lone Star is the lessee under a lease dated November 7, 1995 covering 5, 200 acres in Presidio County Texas ("Marfa Lease"). This lease contains mainly Zeolites. The Marfa Lease has a primary term of ten years with the right of renewal for nine consecutive ten year periods. The Marfa Lease also provides for the payment of a one time royalty of $400,000 for the life of the Marfa Lease including all extensions. Lone Star also owns, in fee, a 188 acre plot adjacent to the Marfa Lease.

                  Matrix-Loc is the owner of United States Patent No: 5387738. This patent deals with a reagent and process for the remediation of water and contaminated soils.

                  This acquisition was treated as a purchase for accounting purposes.

ITEM 7 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The following financial statements and schedules are included herein.

       Audited Financial Statements and Supplemental Financial Information

* Independent Auditors' Report on Audited Consolidated Financial Statements

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

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and
Stockholders of Daleco Resources Corporation


We have audited the accompanying consolidated balance sheets of Daleco Resources Corporation and subsidiaries as of September 30, 2000 and September 30, 1999, and the related consolidated statements of loss, deficit, and cash flows for each of the two years ended September 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Daleco Resources Corporation and subsidiaries as of September 30, 2000 and 1999, and the results of operations and its cash flows for each of the two years then ended September 30, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered significant recurring net losses, negative operating cash flow, and has uncertainly relative to full recoverability of assets including Clean Age Minerals, Inc., which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                                      /s/ Jay J. Shapiro
                                                      --------------------------
                                                      Jay J. Shapiro, C.P.A.
                                                      A Professional Corporation

Encino, California
July 12, 2001

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2000 AND 1999
====================================================================================================================================
                                                                                                 2000                 1999
ASSETS
Current Assets
        Cash and cash equivalents                                                               $195,709             $206,045
        Accounts receivable--revenue                                                             838,649              444,116
                                                                                             -----------          -----------
                               Total Current Assets                                           $1,034,358             $650,162
Other Assets
Oil and gas properties and equipment (note 4)                                                 $7,044,263           $7,362,860
Property and equipment                                                                           394,770               27,632
Timber rights (note 5)                                                                           300,000              700,000
Mineral properties (note 6)                                                                   12,609,100                    0
Patent & Technologies  (note 7)                                                                6,594,500                    0
Debt Issue Costs                                                                                  69,126              172,815
                                                                                             -----------          -----------
                               Total Other Assets                                            $27,011,759           $8,263,307
                               Total Assets                                                  $28,046,117           $8,913,469
                                                                                             ===========          ===========
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities                                                     $ 1,782,021          $ 3,171,307
Current portion of long-term debt (note 11)                                                    6,945,150            6,285,054
Current Portion Notes payable (note 8)                                                         1,080,872              220,000
Due to related parties (note 9)                                                                  554,916              488,539
                                                                                             -----------          -----------
                               Total Current Liabilities                                     $10,362,959          $10,164,900

Commitments and Contingencies (notes 11, 16, and 17)

Shareholders' Equity
        3,107,547 Common Shares, par value $0.01 per share (1999 - 2,756,788)                $    31,127          $    31,027
        (note 12)
        2,017,800 Preferred Shares, par value $0.01 per share (1999--16,000)                      20,178                  160
        (note 12)
        Additional Paid in Capital                                                            34,386,140           14,388,258
        Accumulated deficit                                                                  (16,754,287)         (15,670,876)
                                                                                             -----------          -----------
                               Total Shareholders' Equity                                    $17,683,158          $(1,251,431)
                                                                                             -----------          -----------
                               Total Liabilities and Shareholders' Equity                    $28,046,117          $ 8,913,469
                                                                                             ===========          ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF LOSS
AS OF SEPTEMBER 30, 2000 AND 1999
====================================================================================================================================
                                                                                                 2000                 1999
Gross Operating Revenue
Oil and Gas Sales:                                                                           $ 3,221,207          $ 1,303,424
Less:   Lease operating expenses                                                               1,127,436            1,018,786
        Severance taxes                                                                          136,667               21,190
        Depletion, depreciation and amortization(4)                                              313,775            1,680,394
        Net profits interest and related expenses                                                      0               59,702
        Third Party Distributions                                                              1,750,410              100,585
                                                                                             -----------          -----------
        Net income (loss) From Oil and Gas Operations                                        $  (107,081)         $(1,577,233)
                                                                                             -----------          -----------

Timber Sales:                                                                                $         0          $    34,818
Less:   Timber Operating Costs                                                                   400,000               62,882
                                                                                             -----------          -----------
        Net (Loss) From Timber Operations                                                    $  (400,000)             (28,064)
                                                                                             -----------          -----------

Mineral Sales:                                                                               $         0                   $0
Less:   Extraction, Process and Marketing Costs                                                        0                    0
                                                                                                       -                    -
        Net Income (loss) From Minerals Operations                                                    $0                   $0
                               Total Operating Income (Loss)                                 $  (507,081)         $(1,605,297)
                                                                                             -----------          -----------
Other Expenses
Administration expense                                                                       $   409,102              682,835
Amortization of debenture issue costs                                                            103,689              200,000
Legal and Professional Fees                                                                      413,692              333,942
Interest expense                                                                                 928,776              844,193
Amortization of goodwill                                                                               0              237,693
                               Total Other Expense                                           $ 1,855,259          $ 2,298,663
Other Income (Expense)
Management and administrative fees                                                              $480,243              555,782
Gain (Loss) on sale of assets (4(a))                                                             878,685                    0
                                                                                             -----------          -----------
                               Total Other Income                                            $ 1,358,928             $555,782
                                                                                             -----------          -----------

Net Loss for the Year                                                                        $(1,003,411)         $(3,348,178)
                                                                                             ===========          ===========

Basic and Fully Diluted Net Loss per Common Share (note 12(c))                           $(0.32) /$(0.04)    $(1.14) / $(0.63)
                                                                                         ===============     ================

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF DEFICIT
AS OF SEPTEMBER 30, 2000 AND 1999
====================================================================================================================================
                                                                                                2000                 1999
Deficit - Beginning of Year                                                                 $(15,670,876)        $(12,242,698)
Net loss for the year                                                                         (1,003,411)          (3,348,178)
Dividends on Preferred                                                                           (80,000)             (80,000)
                                                                                            ------------         ------------
Deficit - End of Year                                                                       $(16,754,287)        $(15,670,876)
                                                                                            ============         ============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
AS OF SEPTEMBER 30, 2000 AND 1999
====================================================================================================================================
                                                                                                 2000                 1999
Operating Activities
Net loss for the year                                                                        $(1,003,411)         $(3,348,178)

Items not affecting working capital
        Depletion, depreciation, and amortization                                                713,775            1,680,394
        Amortization of debenture issue costs                                                    103,689              200,000
        Other (amortization of goodwill)                                                               0              237,693
                                                                                             -----------          -----------
                                                                                             $   817,464          $ 2,118,087
                               Sub Total:
Items affecting working capital
        (Increase) decrease in account receivables                                           $  (394,286)         $  (105,099)
        (Increase) decrease in accounts payable                                               (1,389,286)           1,186,229
        Oil and Gas development costs                                                                  0                    0
        Gain (loss) on sale of oil and gas properties                                            878,685                    0
        Gain (loss) on Drilling Program                                                                0                    0
                                                                                                      --                   --
                                                                                             $  (904,887)         $ 1,081,130
                               Sub Total:
Cash provided (used) by operating activities                                                 $(1,090,834)         $(2,311,221)

Investing Activities
Decrease (Increase) in subsidiary/other investments                                          $  (426,847)         $   (50,046)
                                                                                             -----------          -----------
Cash provided (used) by investing activities                                                 $  (426,847)         $   (50,046)
                                                                                             -----------          -----------

Financing Activities
Increase (decrease) in notes payables                                                        $ 1,520,968          $   220,000
Increase (decrease) in amounts due related parties                                                66,377               72,710
Dividends                                                                                        (80,000)             (80,000)
Net proceeds from Long term debt                                                                       0                    0
Debt Issues costs                                                                                      0                    0
                                                                                                       -                    -
Cash provided (used) by financing activities                                                 $ 1,507,345          $   212,710
                                                                                             -----------          -----------

Increase (decrease) in cash & cash Equivalents                                               $   (10,336)         $   13,703
                                                                                             -----------          -----------

                                                                                                 2000                 1999
Increase (Decrease) in Cash and Cash Equivalents                                                $(10,336)             $13,703
Cash and Cash Equivalents - Beginning of Period                                                  206,045              192,342
                                                                                                --------             --------
Cash and Cash Equivalents - End of Period                                                       $195,709             $206,045
                                                                                                ========             ========


Supplemental Information:
Issuance of stock for debt                                                                           -0-                  -0-
                                                                                                ========             ========
Income taxes paid                                                                                    -0-                  -0-
                                                                                                ========             ========

DALECO RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2000 AND 1999
================================================================================
1.  CONTINUED OPERATIONS

         The financial statements have been prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate it assets. As of September 30, 2000 the Company has reported a loss of $ 1,003,411 and had net current liabilities of $ 10,362,959 of which $6,945,150 is associated which non recourse project financing. The ability of the Company to meet these liabilities and to continue as a going concern is dependent upon the availability of future funding, the successful completion of its drilling projects (see Note 4), and achieving profitable timber operations (see Note 5) and successful development of newly acquired mineral assets. The Company is seeking and contemplates securing an equity financing in the latter part of Fiscal 2001 of a sufficient magnitude to meet its working capital needs.

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

         b.  Basis of consolidation

             The consolidated financial statements of Daleco Resources Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company and its wholly-owned subsidiaries Westlands Resources Corporation ("Westlands", Sustainable Forest Industries Inc. ("Sustainable"), Deven Resources, Inc.("Deven"), Tri-Coastal Energy, Inc., Haly Corp., Clean Age Minerals, Incorporated, CA Properties, Inc., Lone Star Properties, Inc., and Matrix-Loc, Inc. The Company's investments in oil and gas leases are accounted for using proportionate consolidation whereby the Company's prorata share of each of the assets, liabilities, revenues and expenses of the investments are aggregated with those of the Company in its financial statements. The Companies investments in minerals are accounted for using purchasing accounting methods.

         c.  Oil and gas properties and equipment

             The Company follows the successful efforts method of accounting for the costs of exploration and development activities. Direct acquisition costs of developed and undeveloped leases are capitalized. Costs of undeveloped leases on which proved reserves are found are transferred to proven oil and gas properties. Each

DALECO RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2000 AND 1999
================================================================================
             undeveloped lease with significant acquisition cost is reviewed periodically and a valuation allowance provided for any estimated decline in value. Capitalized costs of proved developed leases are charged to income on the units of production basis based upon total proved reserves. The capitalized costs of these proved developed leases are written down to their projected net recoverable amount.

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

         d.  Site restoration, dismantlement and abandonment costs

             The salvage value of producing wells is expected to exceed the cost of site restoration and abandonment. As a result, no such costs are accrued in these financial statements. The Company has not accrued any costs associated with the potential abandonment and restoration of mineral extraction mine sites to date. Any required site specific restoration cost accruals will be made once mineral extraction is initiated.

         e.  Property and Equipment

             Property and equipment are recorded at cost and depreciated over the straight-line method over a period of five years.

DALECO RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2000 AND 1999
================================================================================
         f.  Timber Rights

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

         g.  Mineral Acquisition

             The Company has recorded the acquisition of CAMI and associated mineral rights at cost.

         h.  Debt Issue Costs

             Debt issue costs as of September 30, 1998, represent those associated with the Heller Financial, Inc. loan (see Note 10) and are being amortized over a period of five years.

         i.  Cash and Cash Equivalents

             Cash and cash equivalents include cash and investments with original maturities of three months or less.

         j.  Fair Value of Financial Instruments

             Cash and cash equivalents, receivables, and all liabilities have fair values approximating carrying amounts, except for the Heller Financial, Inc., and Sonata Investment Company, LTD., loans for which it is not practicable to estimate fair values. The loans are to be repaid out of net cash flows. Additional interest or profit participation is payable after the payment of principal. The fair value of all debt is based on discounted cash flow analysis.

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

DALECO RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2000 AND 1999
================================================================================
3.  Investment In and Advances to Mining Joint Venture

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

4.       Oil and Gas and Equipment
                                                           2000          1999
                                                       -----------   -----------

Proven lease acreage costs                             $ 5,429,996   $ 5,429,995

Proven undeveloped lease acreage costs                 $ 1,745,810     1,745,810

Well costs                                             $ 5,432,145     4,795,605
                                                       -----------   -----------
                                                       $12,607,950   $11,971,410

Accumulated depletion, depreciation and amortization     5,563,687     4,608,550

                                                       $ 7,044,263   $ 7,362,860
                                                       -----------   ===========

         (a) Sale of Oil and Gas Properties

             $878,685 in cash was received from the sale of the Company's coalbed methane properties in Alabama in December 1999 (First Quarter of Fiscal 2000). The Company reported the depreciation of these properties in its audited financial statements for the fiscal year ending September 30, 1999, but could not report the income until the net amounts were actually received during fiscal year 2000.

DD&A for FY 00 included adjustments for the divestment of certain of the Company's interests/wells located in Kansas and Oklahoma.

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

DALECO RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2000 AND 1999
================================================================================
    In exchange for the timber rights, Oreu received a 10% ownership of Sustainable. This ownership was subsequently converted to equivalent shares of the Company as a result of the acquisition of Sustainable.

    The acquisition has been accounted for by the purchase method. The purchase price of $962,500 was determined based on the fair value of the 150,000 common shares of Daleco given up to acquire Sustainable. The fair value of the net liabilities of Sustainable acquired was $65,842 resulting in consideration of approximately $1,028,500 which has been recorded as timber rights. To reflect adjustments to the carry value of these assets, the Company has taken charges accumulating

    The Company has maintained it concession rights since the inception of timber operations in 1997. (see Note 10).

6.  Mineral Properties

         a. Clean Age Minerals, Incorporated. In September 2000, the Company acquired Clean Age Minerals, Inc. ("CAMI") by way of merger with the Company's wholly owned subsidiary, Strategic Minerals, Inc. CAMI has three (3) subsidiaries, CA Properties, Inc., Matrix-Loc, Inc. and Lone Star Minerals, Inc. (collectively "CAP").

             CAP owns or has under long-term lease: (a) 5,200 acres(+/-) in Marfa, Presidio County, Texas, containing high grade zeolite; (b) 5,020 acres(+/-) of calcium carbonate deposits located in the Oro Grande area, Cibola County, New Mexico; (c) five (5) mining claims located in Sierra County, New Mexico covering 800 acres(+/-) of kaolin; (d) seventeen (17) mining claims covering 1,360 acres(+/-) in Grant County, New Mexico containing perlite; and (e) eleven (11) zeolite mining claims covering approximately 220 acres(+/-) located in Beaver County, Utah.

         b. Yukon and Mexican Properties. In February 1995, the Company acquired 109 mining claims from shareholders of the Company for $15,673 representing their cost to acquire the claims. Additional costs of $8,300 were incurred during fiscal 1997 to maintain these claims. The claims were not renewed and written-off during Fiscal 1998 and 1999.



         c.  Minerals and Equipment
                                                              2000          1999
                                                              ----          ----

             Proven undeveloped lease costs                $12,609,100       $0

             Mine development costs                                  0        0

             Accumulated depletion and Depreciation                  0        0
                                                           -----------       --

                                                           $12,609,100       $0

DALECO RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2000 AND 1999
================================================================================
7.  Patents & Technology

    As part of the acquisition of Clean Age Minerals, Inc. (See Note 6(a) above), the Company also acquired U.S. Patent No: 5387738. This patent, owned by Matrix-Loc, Inc. deals with a reagent and process for the remediation of water and contaminated soils.

8.  Notes Payable

    During the year ended September 30, 1995, the Company received $1,100,000 in return for two notes payable, with the producing wells of the Company used as collateral. Interest of 10% per annum was due monthly. In fiscal 1996, the Company repaid $300,000 of the outstanding balance. In fiscal 1997, the remaining $800,000 was converted into 16,000 shares of 10% cumulative preferred stock, at $50.00 per share ("Series A Preferred Stock"). The Series A Preferred Stock was subject to a put on August 20, 1999. The holders of the Series A Preferred Stock filed a lawsuit in the Los Angeles Superior Court, California against the Company, as well as Mr. Amir and Mr. Erlich as guarantors. Mr. Amir satisfied his obligation and purchased his, or 8,000 shares of the Series A Preferred Stock. The Company and Mr. Erlich entered into a Stipulation for the Entry of Judgment granting the Company until August 1, 2001 in which to satisfy the put for the remaining 8,000 shares of Series A Preferred Stock plus accumulated interest. (See Litigation Note 17). Mr. Amir has not made a demand on the Company for payment.

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

9.  Due to (from) Related Parties
                                                        2000              1999
                                                        ----              ----
    Net due (from) to Amir and Erlich
         Bearing interest at prime +3%                $ 91,062          $ 91,062
         Bearing interest at 7%                        463,854           397,477
                                                      --------          --------
                                                      $554,916          $488,539
                                                      --------          --------

    The amounts due to Haly Corporation were eliminated through the acquisition of Haly as of September 30, 1997 (see Note 18). Amir and Erlich are officers and shareholders of the Company. These amounts have no fixed repayment terms.

10. Debentures

                                       2000          1999
                                       ----          ----
    8% Convertible Debentures        $30,000       $30,000
                                     -------       -------

DALECO RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2000 AND 1999
================================================================================
         a.  7% Convertible Debentures

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

         b.  8% Convertible Debentures

             On September 11, 1996, the Company issued $1,310,000 worth of 8% convertible debentures with interest payable in stock only and accruing until conversion or redemptions after the term of two years. The placement agent's fees were 10% of the gross proceeds and 12,111 warrants at $10.07 expiring November 16, 2001. The debentures may be converted after a holding period of 45 days after closing at the lessor of: (1) the fixed conversion price ($10.171875), or (2) 75% of the average closing bid price for the five trading days immediately preceding the date of conversion. As of September 30, 2000, $1,280,000 of the 8% debentures had been converted into 981,322 common shares.

11. Long-Term Debt

             Long-term debt of the Company consists of the following:

         a.  Heller Financial, Inc.

             During the forth quarter of fiscal 1997, the Company entered into an arrangement with Heller Financial, Inc. ("Heller") whereby Heller has agreed to provide the Company with up to $15,000,000 to rework existing horizontal wells, re-complete its vertical wells as horizontal wells, and develop additional acreage. Under the terms of the agreement, all of the properties of Westlands were transferred to a newly formed Limited Partnership, Tri-Coastal Energy, L.P., the general partner of which is Tri-Coastal Energy, Inc., (Tri-Coastal) and the sole limited partner of which is Westlands. Westlands is also the sole shareholder of Tri-Coastal. The amount outstanding (principle and accrued interest) under this arrangement as of September 30, 2000, 1999 and 1998 , was

DALECO RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2000 AND 1999
================================================================================
             $6,945,150 $5,835,054, and $5,835,054, respectively. Interest on the borrowings is at prime plus 2%. Principal is paid out of 85% of the net cash flow from the properties. Additional interest is payable from 50% of the net cash flow from these properties after the payment of principal. In January 1999, Heller declared the loan to be in default, as a result of the pledged properties failure to generate the required interest payments. This was solely attributable to the decrease in the low worldwide prices for oil. As a result, the full amount of the Heller Loan has been reclassified as current debt.

         b.  Sonata Investment Company, LTD.

             During the third quarter of fiscal 1997, Sustainable entered into a loan agreement with Sonata Investment Company, LTD. for $250,000, which remains outstanding as of September 30, 1997. Sustainable has the right to request an additional $250,000 prior to December 31, 1999. The Company and Westlands are guarantors of the loan with Westlands (now Tri-Coastal Energy, L.P.) wells being pledged as collateral, subordinated to the Heller Financing. The loan is to be repaid out of 25% of Sustainable's net cash flow with any remaining balance due by December 31, 1999. Interest is at 12%. In addition, Sonata will receive a profits participation of 25% of the net profits of Sustainable while the loan is outstanding and 20% after the loan is repaid (after payout). Should Sustainable request the additional $250,000 from Sonata and should Sonata elect not to make said advance, then the after payout rate reduces from 20% to 15%. The full amount of this loan has been reclassified as current debt. Sonata sought and the Company agreed to grant Sonata additional collateral to secure its loan in the nature of a security interest in the Patent owned by Matrix-Loc and the mineral leases owned by subsidiaries of CAMI.

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

         d.  First Regional Bank

             As of September 30, 1998, the Company assumed a $100,000 loan with First Regional Bank when it acquired Haly Corporation (see Note
             19). Interest is at 6.9% and the loan matures December 12, 2001. The loan is secured by personal assets of an officer of the Company.

DALECO RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2000 AND 1999
================================================================================
12. Capital Stock

                                                 NUMBER OF COMMON         NUMBER OF PREFERRED
                                                 SHARES, PAR VALUE      SHARES PAR VALUE $0.01
                                                  $0.01 PER SHARE              PER SHARE
Authorized                                           20,000,000               10,000,000
                                                     ----------               ----------

Balance as at September 30, 1998                      2,951,642                   16,000
                                                                              ----------

Issued for Professional services rendered               150,932
                                                     ==========
Balance as at September 30, 1999                      3,102,574                   16,000
                                                     ==========               ==========
Issued for professional services rendered
Issued in exchange for the shares of CAMI                                      2,001,800
                                                                              ==========

Balance as of September 30, 2000                      3,102,574                2,017,800
                                                     ----------               ==========


Upon re-domestication of the Company into the U.S. as of October 1, 1997, par value was established at $0.01 per share for both common and preferred stock. On February 24, 1998, the Company conducted a reverse 10 for 1 stock split.

         a.  Common Stock Options

                                          2000             1999          1998
--------------------------------------------------------------------------------
Outstanding and Exercisable              155,000         155,000        35,000
   at beginning of year
--------------------------------------------------------------------------------
Canceled                                (125,000)             --            --
--------------------------------------------------------------------------------
Granted                                3,500,000              --       120,000
--------------------------------------------------------------------------------
Exercised                                                     --            --
                                                         -------       -------
--------------------------------------------------------------------------------
Outstanding and Exercisable
   at end of year                      3,530,000         155,000       155,000
                                       =========         =======       =======
--------------------------------------------------------------------------------

             On September 17, 2000 the Board of Directors of the Company granted options to three directors (Messrs., Amir, Novinskie and Trainor), two of whom are also officers of the Company and two employees. The options are exercisable at a price of $.25 per share which was the fair market value of the Company's stock at the time of issue. The options were granted for service and dedication to the Company by persons who were either not being paid currently and/or continued to work for the benefit of the Company and the shareholders at a wage scale substantially below market. The following summary sets out the activity in common stock purchase options:

             In January 1995, the Company granted fully vested common stock purchase options expiring on January 6, 2000 for 85,000 common shares at $2.50 per share. On the same date, the common stock

DALECO RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2000 AND 1999
================================================================================
             purchase options previously outstanding, which expired on September 5, 1995 for 35,670 common shares at $3.20 per share, were gifted back to the Company and canceled.

             In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS 123). SFAS 123 permits the Company's continued use of the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25 (APB 25). SFAS 123 requires additional disclosures, including pro forma calculations of net earnings and earnings per share, as if the fair value method of accounting prescribed by SFAS 123 had been applied. The fair value of stock options and compensation cost are measured at the date of grant.

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

             For the pro forma calculation, the fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model and the following assumptions for awards in 1995: zero dividend yield expected volatility of 119.64%, risk -free interest rate of 7.84%, and expected life of 5 years. Using these assumptions, the grant-date fair value per share of the options granted in 1995 was $1.80.

         b.  Common Stock Warrants

             Common stock warrants outstanding at September 30, 2000, consist of the following:

----------------------------------------------------------------------------------------------------------------------------
            Issuance                             Expiration Date                         Amount           Price Per Share
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
                                                  May 8 2001 to
Consulting Agreements                            October 1, 2001                         140,000                $3.50
----------------------------------------------------------------------------------------------------------------------------
Consulting Agreement                           September 30, 2001                         12,211               $10.73
----------------------------------------------------------------------------------------------------------------------------
8% Debenture Holders and                      September 11, 2001 to                      131,000            $4.386 to
   Placement Agents (1.)                          June 8, 2002                                                 $10.81
Financing Sources (2.)                          August 1, 2002 to                        288,138             $0.55 to
                                                November 20, 2005                                               $2.50
----------------------------------------------------------------------------------------------------------------------------

DALECO RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2000 AND 1999
================================================================================
             (1.) Common Stock Warrants Attached to Debenture

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

             (2.) Common Stock Warrants Attached to Notes

                  On July 21, 1998, a total of 218,183 warrants expiring on November 20, 2005 were granted to certain capital sources. The warrants may be exercised at any time before the expiration date at an exercise price of $0.55.

         c.  Net Income Per Share

             Net income per share was calculated on the basis of the weighted average number of shares outstanding which amounted to 3,102,5743,402,074 for the year ended September 30, 2000 (1999 -
             3,102,574; 1998 - 2,951,688). For the years ended September 30,
             2000, 1999, and 1998, the exercise of the options and warrants outstanding as at year end did not have a dilutive effect on the net income per share.

DALECO RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2000 AND 1999
================================================================================
         13. Income Taxes

             The Company has no current and deferred taxes payable. The Company and its subsidiary have significant tax losses to be applied against future income. The subsidiary Company's tax filings show net operating losses to be applied against future taxable income in the amount of approximately $28 million to be utilized in various years through 2009. The tax benefit of these losses is estimated to be approximately $10 million. No potential benefit of these losses has been recognized in the accounts.


         14. Segmented Information

             Substantially all of the Company's operating activities are in oil and gas exploration and development in the United States which is considered to be the Company's domestic energy segment. In addition, the Company has 100% owned subsidiaries involved in the harvesting of timber Concessions in Guyana, SA (timber segment) and in the extraction of industrial minerals which comprise its mineral segment . The mineral subsidiary is also engaged in the marketing of its patented environmental technology.

DALECO RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2000 AND 1999
================================================================================
             The following table identifies customers of the Company who purchased greater than ten percent of the oil and gas produced by the Company:

                                         2000 PERCENTAGE OF   1999 PERCENTAGE OF
                                          TOTAL SALES (%)      TOTAL SALES (%)
Oil Production
                   GulfMark                    85.6%                49.5%
    Kelly MacClaskey Oil Field Services                             11.6%
    Tri-Power Resources                         8.8%                20.8%

Gas Production
    Aquila Southwest Pipeline Corp.            13.3%                11.3%
    Mitchell  Gas Services                     10.9%                10.9%
    Enron North American Corp                  16.9%
    Dominion Gas Services                      18.4%
    Southern Natural Gas                                            43.0%
    Columbia Energy Services                                        11.0%



15. Additional Information on Petroleum and Natural Gas Activities

                                                                                      DEPRECIATION,
                             PROPERTY                          (1) DEVELOPMENT        DEPLETION AND
                           ACQUISITION $      EXPLORATION $            $              AMORTIZATION $
    September 30, 2000          --                 --               $637,000            $106,875
    September 30, 1999          --                 --               $420,000             585,000

    (1) Development costs include costs associated with the developed leaseholds as well as tangible and intangible well costs.

16. Employment Contracts and Commitments

    In connection with the acquisition of Sustainable and under Management Agreement dated April 17, 1995, the Company agreed to engage two key officers for a period of seven years ending April 17, 2002. The two key officers are entitled to a base salary of $75,000 plus additional incentive payments each based upon a percentage of net income of Sustainable. At the time of termination for any reason, the key officers are entitled to a severance payment equal to the total of the annual base salary plus

DALECO RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2000 AND 1999
================================================================================
    additional annual incentive payments he is then receiving multiplied by the remaining years, or portions thereof, of the contract period. During fiscal 1997, the Company reached a settlement with one of the officers in the total amount of $60,000 to be paid at $5,000 per month through February 1998.

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

17. Litigation Settlement

    In April 1997, the Company commenced an Adversary Action styled Daleco Resources Corporation v. Reserve Production Inc., Liquidating Trust and Leonard Pipkin, Trustee, in the United States Bankruptcy Court for the Eastern District of Texas, Tyler Division, Case No.97-6036. The case was commenced to enforce the Company's rights under that certain Asset Purchase Agreement dated December 20, 1996 ("Asset Purchase Agreement") as approved by the Bankruptcy Court on February 13, 1997.. A counter Claim was filed by the defendants in the United States District Court for the Eastern District of Texas, Tyler Division, styled Reserve Production Liquidating Trust v. Daleco Resources Corporation, Westlands Resources Corporation, David F. Lincoln, Gary J. Novinskie and C. Warren Trainor, C.A. No: 6:97 CV 705 ("District Court Action") asserting matters which should have been addressed in an answer to the Adversary Action. The Adversary Action and District Court Action were resolved through Court mandated mediation providing for the return to the Company of al funds advanced to the Defendants and resolution of all matters dealing with the "Jody Well." On January 6, 1999, the Company authorized the Mediator to release the various mutual settlement documents between Daleco Resources Corporation, Reserve Production Inc., Liquidity Trust, Leonard Pipkin, Trustee, Reserve Production Liquidity Partnership and its partners. The Advisory Action and District Court Action have been dismissed and the matter fully resolved.

    Triad Pipe & Steel, Inc. v. Westlands Resources Corporation and Daleco Resources, Inc., In The District Court of Harris County, Texas, Case No. 97-44587. Triad Pipe & Steel, Inc. ("Triad") supplied tubing for the reworking of the "Jody Well." Triad commenced its original suit on or about August 25, 1997 ("Original Complaint") prior to the Company's Settlement

DALECO RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2000 AND 1999
================================================================================
    Agreement with Reserve Production, Inc., Liquidating Trust and Reserve Production Liquidating Partnership (collectively the "Trust"). and its amended complaint filed on or about November 18, 1997 ("Amended Complaint"). By Order dated May 4, 1998, the matter was fully resolved and the case dismissed against the Company as a result of the Trust' payment, in full, of Triad's claim.

    Southland Drilling Company, a Division of Triad Drilling Company v. Westlands Resources Corporation, Daleco Resources Corporation and Tri-Coastal Energy, L.P., Cause No. 98-34542, In the 270th Judicial District Court of Harris County, Texas. On or about July 21, 1998, Southland Drilling Company ("Southland") commenced a lawsuit against the Company and its subsidiaries Westlands and Tri-Coastal. The lawsuit sought to recover the amount of $260,577.66 allegedly due and owing for work performed on the DRC GA #3 Well and the DRC VI #1 Well, Burleson County, Texas. The Company settled this matter by the filing of a Joint Motion for Entry of Agreed Judgement on December 1, 2000. Under the terms of the agreement, the Company is obligated to pay Southland $300,000 ("Settlement Amount") and has given a judgment note in that amount to Southland. The Company had 90 days from settlement in which to pay the note during which period Southland will forbear from taking any action. The Company failed to pay the Settlement Amount within the allotted 90 day period. Southland is now in the process of conducting discovery in an effort to identify assets upon which it can foreclose. Southland shall be free to exercise those rights granted to a judgement creditor.

    Kane v. Daleco Resources Corp., et. al. On or about January 14, 2000, Stanley B. Kane, et. al. commenced an action in the Superior Court, Los Angeles, California to enforce their right to have the Company repurchase 16,000 shares (stated value $50,000 purchase) of Series A, 10% Cumulative Preferred Stock. The Plaintiffs had the right to put the stock to the Company on August 20, 1999, which they did. Although the Company continued to pay quarterly interest on the Series A Preferred Stock, it did not redeem the shares due to its lack of liquidity. Also named in the suit were Messrs. Dov Amir (a current officer and director of the Company) and Mr. Louis Erlich (who was an officer and director of the Company at the time of the issuance of the Series A Preferred Stock) who had given personal guaranties to the Plaintiffs.

    Mr. Amir satisfied his obligation under his guaranty to purchase one-half or 8,000 shares from the Plaintiffs. The Company entered into Stipulation for the Entry of Final Judgment and Judgment thereon as to Daleco Resources Corporation, pursuant to which the Company shall have until August 1, 2001 in which to redeem the remaining 8,000 shares for $400,000 plus accrued interest through the date of settlement at a rate of ten percent (10%) per annum.

    Mr. Erlich has filed a Cross Complaint against the Company for payment of his obligation under his guarantee.


    The Company incurred $224,875 in costs to settle this litigation.

DALECO RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2000 AND 1999
================================================================================
18. Acquisitions

         a.  Haly Corporation

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

         b.  Clean Age Minerals, Incorporated

             CAMI, a Nevada corporation, was acquired by the Company through a merger with the Company's newly formed subsidiary, Strategic Minerals, Inc., a Nevada corporation, on September 19, 2000 Strategic Minerals, Inc. was the surviving corporation which subsequently changed its name to Clean Age Minerals, Incorporated. The Shareholders of CAMI received 2,001,800 shares of Daleco Resources Corporation Series B, 8% Cumulative Convertible Preferred Stock, stated value $10.00, par value $.01, in exchange for 20, 018,000 shares of CAMI common stock constituting all of the capital stock of CAMI. CAMI, through its subsidiaries CAP and Lone Star owns in fee and leasehold interests in non-metallic minerals in the States of Texas, New Mexico and Utah. The Company does not presently mine its minerals. Additionally, the Company acquired, as part of the merger, a patented process utilizing many of the minerals owned or under lease to the Company, for the cleansing and decontamination of water and soils. (See, "Management's discussion and Analysis- Business and Properties".)

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and
Stockholders of Daleco Resources Corporation


Our reports to the Board of Directors and Stockholders of Daleco Resources Corporation and subsidiaries dated July 12, 2001 and March 15, 2000, relating to the consolidated basic financial statements of Daleco Resources Corporation and subsidiaries appears on page 34. Those audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The information on pages 57 through 65 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and in our opinion, is fairly stated in all material respect in relation to the basic financial statements taken as a whole.

In our opinion, such financial statement schedules present fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered significant recurring net losses, negative operating cash flow, and has uncertainty relative to full recoverability of assets including Clean Age Minerals, Inc. which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                                      /s/ Jay J. Shapiro
                                                      --------------------------
                                                      Jay J. Shapiro, CPA
                                                      A Professional Corporation

Encino, California
July 12, 2001

DALECO RESOURCES CORPORATION

SCHEDULE II- AMOUNTS RECEIVABLES FROM UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES YEARS ENDED SEPTEMBER 30, 2000 AND 1999
================================================================================
This schedule has been omitted as there are no receivables.

DALECO RESOURCES CORPORATION

SCHEDULE IV - NON-CURRENT INDEBTEDNESS OF AND TO RELATED PARTIES YEAR ENDED
              SEPTEMBER 30, 2000 AND 1999
================================================================================
This schedule has been omitted as there are no non-current indebtedness of and to related parties.

DALECO RESOURCES CORPORATION

SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT YEAR ENDED SEPTEMBER 30, 2000
             (EXPRESSED IN THOUSANDS)
================================================================================
                                                                YEAR ENDED
                                                               SEPTEMBER 30
                                                             2000         1999
             COST
             Proven Lease Acreage
             Balance - Beginning of year                      5,430      $6,072
             Additions                                           --          --
             Disposal                                            --        (642)
                                                                         ------
             Balance - End Of Year                            5,430       5,430
                                                                 --      ------

             Proven Undeveloped Lease Acreage
             Balance - Beginning of Year                      1,746       1,906
             Additions                                           --          --
             Disposal                                            --        (160)
                                                                          -----
             Balance - End of Year                            1,746       1,746
                                                                 --       -----

             Well Costs
             Balance Beginning of Year                        4,795       4,795
             Additions                                          637          --
             Disposal                                            --          --
                                                            -------     -------
             Balance - End of Year                            5,432       4,795
                                                            -------     -------
             TOTAL COST                                     $12,608     $11,971
                                                            =======     =======

DALECO RESOURCES CORPORATION

SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF PROPERTY,
              PLANT AND EQUIPMENT YEAR ENDED SEPTEMBER 30, 2000
              (EXPRESSED IN THOUSANDS)
================================================================================

                                                                 YEAR ENDED
                                                                SEPTEMBER 30
                                                             2000         1999
ACCUMULATED DEPRECIATION AND DEPLETION
Prove Lease Acreage
Balance - Beginning of Year                                 2,424        $2,230
Charge for the Year                                           529           836
Disposal                                                       --          (642)
                                                                         ------
Balance - End of Year                                       2,953         2,424
                                                            -----        ------
Proven Undeveloped Lease Acreage
Balance Beginning of Year                                     674           362
Charge for Year                                                --           472
Disposal                                                       --          (160)
                                                                         ------
Balance - End of Year                                         674           674
                                                           ------        ------
Well Costs
Balance - Beginning of Year                                 1,511         1,126
Charge for Year                                               426           626
Disposal                                                       --          (241)
                                                           ------        ------
Balance - End of Year                                       1,937         1,511
                                                           ------        ------
TOTAL DEPRECIATION, DEPLETION AND AMORTIZATION             $5,564        $4,609
                                                           ======        ======

DALECO RESOURCES CORPORATION

SCHEDULE IX - SHORT-TERM BORROWINGS FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999
================================================================================
There were no other short-term borrowings for the years ended September 30, 2000 and 1999.

DALECO RESOURCES CORPORATION

SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
================================================================================
This schedule has been omitted as the information is furnished in the income statement included with the consolidated financial statements.

DALECO RESOURCES CORPORATION

SUPPLEMENTAL INFORMATION (UNAUDITED)
AS AT SEPTEMBER 30, 2000 AND 1999
================================================================================
ESTIMATED NET QUANTITIES OF PROVEN OIL AND GAS RESERVES

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

The following table shows the changes in the Company's proved oil and gas reserves for the year.

-------------------------------------------------------------------------------------------------
                                           2000                               1999
-------------------------------------------------------------------------------------------------
                               CRUDE OIL            NATURAL         CRUDE OIL        NATURAL
                                  AND                 GAS              AND             GAS
                              CONDENSATE            (MMCF)         CONDENSATE        (MMCF)
                               (BARRELS)                            (BARRELS)
-------------------------------------------------------------------------------------------------
    Proven Developed
     and Undeveloped
            Reserves
-------------------------------------------------------------------------------------------------
 Balance - Beginning           1,030,739             11,615         1,562,931         13,912
             of Year           =========             ======
-------------------------------------------------------------------------------------------------
         Acquisition                  --                 --                --             --
         of Reserves
-------------------------------------------------------------------------------------------------
      Disposition of            (108,287)              (255)               --         (3,481)
            Reserves
-------------------------------------------------------------------------------------------------
           (1) & (2)            (302,622)            (2,408)         (492,432)         1,849
         Revision of
            Previous
           Estimates
-------------------------------------------------------------------------------------------------
      Production for             (20,676)              (606)          (39,760)          (665)
                Year
-------------------------------------------------------------------------------------------------
    Balance - End of             599,154              8,346         1,030,739         11,615
                Year             =======             ======         =========         ======
-------------------------------------------------------------------------------------------------
    Proved Developed              92,812              4,784           356,170          4,266
      Reserves as at             =======             ======         =========         ======
        September 30
-------------------------------------------------------------------------------------------------

-----------------
(1) Revision to prior estimate reflects down time in crude price experienced in 1999.
(2) Improvement in performance of Company's Pennsylvania natural gas production.

DALECO RESOURCES CORPORATION

SUPPLEMENTAL INFORMATION (UNAUDITED)
AS AT SEPTEMBER 30, 2000 AND 1999
================================================================================
Measure of Discounted Future Net Cash Flow From Estimated Production Proved Oil and Gas Reserves Standardized

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




STANDARDIZED MEASURE OF DISCOUNTED NET CASH INFLOWS AS AT SEPTEMBER 30, 2000 AND 1999.

--------------------------------------------------------------------------------
                                                       2000             1999
--------------------------------------------------------------------------------
Future cash inflows                                $51,644,462      $54,946,550
--------------------------------------------------------------------------------
Future production costs                            (10,437,492)     (18,516,450)
--------------------------------------------------------------------------------
Future development costs                            (8,230,400)     (12,538,840)
--------------------------------------------------------------------------------
Future income tax expense*                                  --               --
                                                   -----------      -----------
--------------------------------------------------------------------------------
                                                    32,976,570       23,891,260
--------------------------------------------------------------------------------
Discount factor at 10%                             (12,207,938)      (7,446,507)
--------------------------------------------------------------------------------
Standardized Measure of Future Net Cash Flows      $20,768,632      $16,444,753
                                                   ===========      ===========
--------------------------------------------------------------------------------


* The Company presently has approximately $29 million of loss carry forwards. Based on these carry forwards no future taxes payable have been included in the determination of future new cash inflows. Future head office general and administrative expenses have been excluded from the cash flows.

DALECO RESOURCES CORPORATION

SUPPLEMENTAL INFORMATION (UNAUDITED)
AS AT SEPTEMBER 30, 2000 AND 1999
================================================================================
Summary of Changes in Standardized Measure of Discounted Future Net Cash Flows.

                                               2000              1999
Balance - Beginning of Year                $16,444,753       $13,017,977
Increase (decrease) in future
net cash flows:
    Sales for the year net of               (1,402,517)         (103,161)
       related costs
    Revisions to estimates of                6,605,081         2,703,041
       proved reserves
Acquisition of Reserves                             --                --
Extensions and discoveries                          --         2,303,537
    net of related costs:
    Sales of reserves in place                (878,685)      $(1,476,641)
                                           -----------       -----------
Balance - End of Year                      $20,768,632       $16,444,753
                                           ===========       ===========


ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III

         ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

==================================================================================================================================
                                                        BENEFICIAL                              BENEFICIAL      PERCENT OF CLASS
                                                         OWNERSHIP        PERCENT OF STOCK     OWNERSHIP OF       FULLY DILUTED
                                                         OF SHARES              CLASS          SHARES FULLY          SHARES
    CLASS OF            NAME, AGE AND POSITION          OUTSTANDING        OUTSTANDING (%)       DILUTED               (%)
      STOCK                WITH THE COMPANY              (SHARES)                (7)             (SHARES)              (8)
----------------------------------------------------------------------------------------------------------------------------------
COMMON
----------------------------------------------------------------------------------------------------------------------------------
                    Dov Amir (76) (1)
                    Chairman of the Board of              236,655              6.85%            1,602,110             6.60%
                    Directors and Chief
                    Executive Officer
----------------------------------------------------------------------------------------------------------------------------------
                    David F. Lincoln (45) (2)
                    Vice Chairman of the Board of         190,500              5.52%             283,682              1.17%
                    Directors and Vice President
----------------------------------------------------------------------------------------------------------------------------------
                    Gary J. Novinskie (50) (3)
                    Director, President and                7,724               0.22%            1,107,724             4.56%
                    Chief Operating Officer
----------------------------------------------------------------------------------------------------------------------------------
                    C. Warren Trainor (55) (4)              500                0.01%            1,075,955             4.43%
                    Director
----------------------------------------------------------------------------------------------------------------------------------
                    Robert E. Martin (72) (5)                0                 0.00%            1,680,000             6.92%
                    Director
----------------------------------------------------------------------------------------------------------------------------------
                    All Directors and Officers of         435,379             12.61%            5,749,471            23.67%
                    the Company as a Group
----------------------------------------------------------------------------------------------------------------------------------
    PREFERRED
----------------------------------------------------------------------------------------------------------------------------------
    Class "A"       Dov Amir (76) (1)
                    Chairman of the Board of               8,000               0.04%
                    Directors and Chief
                    Executive Officer
----------------------------------------------------------------------------------------------------------------------------------
                    David F. Lincoln (45) (2)
                    Vice Chairman of the Board of            0                 0.00%
                    Directors and Vice President
----------------------------------------------------------------------------------------------------------------------------------
                    Gary J. Novinskie (50) (3)
                    Director, President and                  0                 0.00%
                    Chief Operating Officer
----------------------------------------------------------------------------------------------------------------------------------
                    C. Warren Trainor (55) (4)               0                 0.00%
                    Director
----------------------------------------------------------------------------------------------------------------------------------
    Class "B"       Robert E. Martin (72) (5)             210,000              1.04%
                    Director
----------------------------------------------------------------------------------------------------------------------------------
                    All Directors and Officers of         218,000              1.08%
                    the Company as a Group (6)
==================================================================================================================================

(1) The stock ownership of Mr. Amir includes: 236,582 shares owned directly; 73 shares owned by the Amir Family Trust, dated May 13, 1991; and warrants for 45,455 shares at $.55 which expire November 20, 2005, and options for 1,000,000 shares at 25(cent) per share, which expires September 2005. On March 27, 2000, Mr. Amir acquired 8,000 shares of Class A 10% Cumulative Preferred Stock, face value $50.00 per share. The Class A Preferred Stock is convertible into Common Stock on a dollar for dollar basis. Mr. Amir's beneficial ownership of Common Stock on a fully diluted basis set forth in the table does not include figures for the conversion of all options, warrants Preferred Stock (assumes a minimum $1.25 per share conversion price) into Common Stock. The Class A Preferred Stock is non-voting stock.

(2) The stock ownership of Mr. Lincoln consists of 190,500 shares owned directly; and warrants for 75,000 shares at $3.50 which expire October 1, 2001 and warrants for 18,182 shares at $.55 which expire on November 20, 2005.

(3) The stock ownership of Mr. Novinskie includes: 7,724 shares owned directly; warrants to purchase 20,000 shares at $3.50 per share which expire on October 1, 2001; options to purchase 80,000 at $2.1875 which expire on November 12, 2002,, and options for 1,000,000 shares at $.25 which expires September 2005.

(4) The stock ownership of Mr. Trainor consists of 500 shares owned by him directly; options to purchase 30,000 shares at $2.1875 which expire November 12, 2002, and options for 1,000,000 shares at $.25 which expire September 2005. The options are held by FRW, LLC, a limited liability company of which Mr. Trainor is a one-third member. Mr. Trainor's wife has warrants for 45,455 shares at $.55 per share which expire on November 20, 2005. Mr. Trainor disclaims beneficial ownership of both the options and warrants.

(5) The stock ownership of Mr. Martin consists of 210,000 shares of Class B 8% Cumulative Preferred Stock, face value $10.00 per share. The Class B. Preferred Stock is convertible into Common Stock at the greater of 85% of the average closing price of the Common Stock for the five (5) days immediately preceding the conversion or $1.25 per share which is greater. Mr. Martin's beneficial ownership of Common Stock on a fully diluted basis set forth in the table includes the conversion of all Preferred Stock (assumes a minimum $1.25 per share conversion price). The Class B Preferred Stock is non-voting and can be converted after September 19, 2001.

(6)  This group consists of fiver (5) persons.

(7) Percent ownership is calculated based only on currently issued and outstanding shares of each specific class stock (Common and Preferred) of Company.

(8) Percent ownership on a fully diluted Common Stock basis is calculated assuming that warrants and options are exercised at their strike price and that both the Class A and Class B Preferred Stock are converted at a minimum conversion price of $1.25 per share (maximum common share dilution scenario).

Section 16(a) Compliance

         Based solely upon a review of Forms 3 and 4 during the fiscal year ending September 30, 2000 and Form 5 forwarded to the Company with respect to the fiscal year ended September 30, 2000, there were no late filing of reports by any party required to have filed same.

         The executive officers of the Company are as follows:

===========================================================================================================================

          NAME AND AGE                                                      OFFICE HELD
---------------------------------------------------------------------------------------------------------------------------
Dov Amir (76)                            Chairman of the Board and Chief Executive Officer (1)
---------------------------------------------------------------------------------------------------------------------------

Gary J. Novinskie (50)                   President, Chief Operating Officer, Treasurer and Director (1)
---------------------------------------------------------------------------------------------------------------------------

David F. Lincoln (45)                    Vice Chairman of the Board of Directors (1)
---------------------------------------------------------------------------------------------------------------------------

Jody Spencer (56)                        Secretary
===========================================================================================================================

(1)  See "SECURITY OWNERSHIP OF MANAGEMENT" for positions held and experience.

                             EXECUTIVE COMPENSATION

Item 10

         For the period ending September 30, 2000 the Company had five (5) full-time employees. The following table sets forth the compensation paid its two officers for the past three (3) years.

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

                                                                               Long Term Compensations
-----------------------------------------------------------------------------------------------------------------------------------

                                      Annual Compensation                        Awards                Payouts
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                 Awards                Payouts
-----------------------------------------------------------------------------------------------------------------------------------

     (a)            (b)         8          (d)           (e)              (f)             (g)            (h)            (I)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                       Restricted       Securities
    Name and                                         Other Annual        Stock          Underlying      LTIP         All other
    Principal                 Salary      Bonus      Compensation      Award(s)       Options/SARs     Payouts      Compensation
    Position        Year       ($)         ($)           ($)              ($)             (#)            ($)            ($)
-----------------------------------------------------------------------------------------------------------------------------------
Dov Amir            2000      87,507        0                              0               0              0              0
President
-----------------------------------------------------------------------------------------------------------------------------------

Dov Amir            1998      99,000        0           14,100             0               0              0              0
President
-----------------------------------------------------------------------------------------------------------------------------------

Dov Amir            1999      99,000        0           14,100             0               0              0              0
President
-----------------------------------------------------------------------------------------------------------------------------------

Gary J.             2000      87,507        0             0                0                              0              0
Novinskie
President
-----------------------------------------------------------------------------------------------------------------------------------
Gary J.             1998     100,000        0             0                0               0              0              0
Novinskie
President
-----------------------------------------------------------------------------------------------------------------------------------
Gary J.             1999     100,000        0             0                0               0              0              0
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

                                        DALECO RESOURCES CORPORATION



Dated: August 8, 2001          By: /s/ Gary J. Novinskie
                                   -----------------------------------------
                                   Gary J. Novinskie, President

In accordance with the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Dated: August 8, 2001          By: /s/ Gary J. Novinskie
                                   -------------------------------------------
                                   Gary J. Novinskie, Director, President, COO


Dated: August 8, 2001          By: /s/ Dov Amir
                                   -------------------------------------------
                                   Dov Amir, Chairman of the Board of Directors, and Chief Executive Officer


Dated: August 8, 2001          By: /s/ C. Warren Trainor, Esquire
                                   -------------------------------------------
                                   C. Warren Trainor, Esquire, Director


Dated: August 8, 2001          By: /s/ Robert E. Martin
                                   -------------------------------------------
                                   Robert E. Martin, Director