Form 10QSB
period 2000-12-31
DALECO RESOURCES CORP
filed 2001-12-11
CIK 746967

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 FIRST AMENDMENT
                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000
                               -----------------

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ______________

Commission File Number 0-12214
                       -------

                          DALECO RESOURCES CORPORATION
--------------------------------------------------------------------------------
              Name of small business issue as specified in Charter

          Delaware                                      23-2860734
-------------------------------                         ----------
(State or other jurisdiction of                       (IRS Employer
 incorporation or organization)                    Identification Number)

   120 North Church Street
West Chester, Pennsylvania 19380                       (610) 429-1258
----------------------------------------               --------------
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

Number of shares outstanding of the issuer's common stock as of December 31, 2000: 3,402,574
Number of shares outstanding of the issuer's Series A preferred stock as of December 31, 2000: 16,000.
Number of shares outstanding of the issuer's Series B preferred stock as of December 31, 2000: 2,001,800

                                      INDEX

                                                                          PAGE
PART I   FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS (Unaudited)..................................  3
         Consolidated Balance Sheets.......................................  3
         Consolidated Statement Of Income..................................  4
         Consolidated Statement Of Deficit.................................  5
         Consolidated Statement Of Cash Flow...............................  6
         Notes to Consolidated Financial Statements........................  7

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS............................... 16

PART II  OTHER INFORMATION

ITEM 6   Exhibits and Reports on Form 8-K

SIGNATURES

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2000 AND 1999 -- PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================


                                                                                    2000              1999
                                                                                    ----              ----
ASSETS
Current Assets
         Cash and cash equivalents                                           $   145,995        $    1,536
         Accounts receivable                                                     502,422           490,468
         Other                                                                    11,474            11,474
                                                                             -----------        ----------
                           Total Current Assets                                  659,891           503,478
Oil and gas properties and equipment (note 3)                                  7,018,538         7,335,638
Property and equipment                                                           344,770            27,633
Timber rights (note 4)                                                           225,000           700,000
Mineral properties (note 5)                                                   12,609,100             -----
Patents and Technologies (note 6)                                              6,449,500             -----
Investment                                                                       112,500             -----
Debt Issue Costs (note 2(f))                                                      51,845           172,815
                                                                             -----------        ----------
                           Total Assets                                      $27,471,144        $8,739,564
                                                                             ===========        ==========
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities                                      $1,627,059        $3,057,141
Current portion of long-term debt (note 10)                                    7,058,302         6,675,727
Notes payables (note 7)                                                        1,080,872           451,092
Due to related parties (note 8)                                                  828,846           499,539
                                                                             -----------        ----------
                           Total Current Liabilities                          10,595,079        10,683,499
Debentures (note 9)                                                               30,000            30,000
                                                                             -----------        ----------
                           Total Liabilities                                  10,625,079        10,713,499
                                                                             -----------        ----------
Shareholders' Equity
         3,402,574 Common shares,
           (3,102,574,-1999) par value $0.01 per share                            34,025            31,027
         2,001,800  Series B Preferred Shares,
           par value $0.01 per share (Note 11)                                    20,018             -----
         16,000 Series A Preferred Shares,
           par value $0.01 (note 7)                                                  160               160
         Additional Paid in Capital                                           34,495,742        14,369,458
         Accumulated deficit                                                 (17,703,880)      (16,374,580)
                                                                             -----------        ----------
                           Total Shareholders' Equity                         16,846,065        (1,973,935)
                                                                             -----------        ----------
                           Total Liabilities and Shareholders' Equity        $27,471,144        $8,739,564
                                                                             ===========        ==========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF LOSS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2000 AND 1999 -- PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================


                                                                                    2000              1999
                                                                                    ----              ----
Gross Operating Revenue                                                         $699,136          $569,929
Less:    Lease operating expenses                                                611,929           526,680
         Severance taxes                                                          42,196            46,061
         Depletion, depreciation and amortization                                 25,725            27,223
         Net profits interest (gain) loss                                             --           (10,541)
                                                                                --------          --------
         Net income (loss) from oil and gas operations                            19,286           (19,494)

Other expenses
Administrative expenses                                                          191,227           365,685
Amortization and depreciation                                                    125,000           125,000
Amortization of debenture issue costs                                             17,281            25,000
Interest expense                                                                 184,157           281,441
Amortization of patent and technologies                                          145,000                --
                                                                                --------          --------
                                                                                 662,665           797,126

Other Income
Management and administrative fees                                               137,786           132,916
Net Loss for the Period                                                        ($529,593)        ($683,704)
                                                                                ========          ========
Basic and Fully Diluted Net Loss per Common Share                                  ($.16)           ($0.22)
                                                                                    ====             =====

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF DEFICIT FOR THE THREE MONTHS
ENDED DECEMBER 31, 1998 AND 1997 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                                                                   2000              1999
                                                                                   ----              ----
Deficit - Beginning of Period                                              ($16,754,287)     ($15,670,876)
Net loss for the period                                                        (529,593)         (683,704)
Dividends on Preferred Stock                                                   (420,000)          (20,000)
                                                                            -----------      ------------
Deficit - End of Period                                                    ($17,703,880)     ($16,374,580)
                                                                            ===========      ============








                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE THREE MONTHS
ENDED DECEMBER 31, 2000 AND 1999 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================


                                                                                   2000              1999
                                                                                   ----              ----

Operating Activities
Net loss for the period                                                       ($529,593)        ($683,704)
Items not affecting working capital
         Depletion, depreciation, and amortization                              313,006            27,223
                                                                              ---------         ---------
                                                                               (216,587)         (656,481)
Items affecting Working Capital:
(Increase) Decrease in other assets                                                  --              (295)
(Increase) Decrease in accounts receivable                                      324,753           (46,352)
Increase (Decrease) in accounts payable                                        (154,962)         (114,146)
Cash provided (used) for operating activities                                  ($46,796)        ($817,274)
                                                                              ---------         ---------

Financing Activities
Increase in debt obligations                                                   $417,082          $632,765
Dividends                                                                      (420,000)          (20,000)
Cash provided (used) for financing activities                                   ($2,918)         $612,765
                                                                              ---------         ---------
Decrease in Cash and Cash Equivalents                                          ($49,714)        ($204,509)
Cash and Cash Equivalents - Beginning of Period                                 195,709           206,045
                                                                              ---------         ---------
Cash and Cash Equivalents - End of Period                                      $145,995            $1,536
                                                                              =========            ======




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2000 AND 1999 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

1.       CONTINUED OPERATIONS

         The financial statements have been prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. As of December 31, 2000 the Company has reported a loss of $529,593. The ability of the Company to meet its total liabilities of $10.6 million and to continue as a going concern is dependent upon the availability of future funding, achieving profitable timber operations, and the successful development of the newly acquired mineral assets.

         As of December 31, 2000, certain of the Company's subsidiaries were in default of certain debt obligations.

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

         b.       Basis of consolidation

                  The consolidated financial statements of Daleco Resources Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company and its wholly-owned subsidiaries Westlands Resources Corporation ("Westlands"), Sustainable Forest Industries Inc. ("Sustainable"), Deven Resources, Inc. ("Deven"), Tri-Coastal Energy, Inc.("Tri-Coastal"), and Haly Corp ("Haley"), Clean Age Minerals, Inc., CA Properties, Inc., Lone Star Properties, Inc., Matrix-Loc, Inc. and 16/6, Inc. The Company's investments in oil and gas leases are accounted for using proportionate consolidation whereby the Company's prorata share of each of the assets, liabilities, revenues and expenses of the investments are aggregated with those of the Company in its financial statements. The Company's investment in mineral assets is accounted for using the purchase method of accounting.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2000 AND 1999 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2000 AND 1999 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

         g.       Mineral Acquisition

                  The Company has recorded the acquisition of CAMI and associated mineral assets at cost.

         h.       Debt Issue Costs

                  Debt issue costs represent those associated with the Heller Financial, Inc. loan (see Note 9) are being amortized over a period of five years.

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

 3.      Oil and Gas Properties and Equipment

                                                                                2000                  1999
                                                                                ----                  ----
Proven lease acreage costs                                                   $ 5,429,996         $ 5,429,995

Proven undeveloped lease acreage costs                                         1,745,810           1,745,810

Well costs                                                                     5,432,145           4,795.605
                                                                             -----------         -----------
                                                                             $12,607,950         $11,971,410

Accumulated depletion, depreciation and amortization(1)                        5,589,412           4,635,772
                                                                             -----------         -----------
                                                                             $ 7,018,538         $ 7,335,638
                                                                             ===========         ===========

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2000 AND 1999 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

5.       Mineral Properties

         a.       Clean Age Minerals, Incorporated

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

         b.       Yukon and Mexican Properties

                  In February 1995, the Company acquired 109 mining claims from shareholders of the Company for $15,673 representing their cost to acquire the claims. Additional costs of $8,300 were incurred during fiscal 1997 to maintain these claims. The claims were not renewed and written-off during Fiscal 1998 and 1999.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2000 AND 1999 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

6.       Patents & Technology

         As part of the acquisition of Clean Age Minerals, Inc. (See Note 6(a) above), the Company also acquired U.S. Patent No: 5387738. This patent, owned by Matrix-Loc, Inc. deals with a reagent and process for the remediation of water join and contaminated soils. These costs are being amortized over a period of eleven years.

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

         During fiscal 1998, the Company borrowed $145,000 from four (4) persons. The debt was evidenced by Notes which matured on November 21, 1998. The Notes earned interest at 2% over the prime rate charged by the Huntingdon National Bank of Columbus, Ohio, through the maturity date, and 18% thereafter. The Noteholders were also given warrants. $75,000 in principal amount plus accrued interest due to Sonata Investment Company, Ltd. ("Sonata") was paid to Sonata on November 30, 2001. (See Note 11(b)--Warrants and Schedule IX--Short Term Borrowings). On August 1, 2001, the Company borrowed $42,000 from Standard Energy Company. This loan earned interest at 2% per annum. This loan was satisfied on November 30, 2001.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2000 AND 1999 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================


8.       Due to (from) Related Parties

         Amounts have been advanced by officers (current and past) of the Company. These advances bear interest at 9% and have no fixed re-payment terms.

9.       Debentures
                                                        2000          1999
                                                        ----          ----
                       8% Convertible Debentures      $30,000       $30,000

         a.       7% Convertible Debentures

                  On May 31, 1996 the Company issued $1,000,000 of 7% convertible debentures with interest payable in cash or stock on a semi-annual basis, and a term of three years. The placement agent's fees were 10% of the gross proceeds and 10,000 warrants at $10.00, with an expiration date of May 30, 2001 (see Note 10). The debentures could be converted after a holding period of: (a) as to 50% of the principal amount, 40 days (July 10, 1996), and (b) the remaining 50%, 60 days (July 30, 1996). The debentures were convertible into the Company's common stock at the lessor of (1) a 35% discount on the previous five day average closing bid price at conversion, or;
                  (2) the previous day average closing bid price at closing (May 31, 1996). All of the debentures have been converted into common stock.

         b.       8% Convertible Debentures

                  On September 11, 1996, the Company issued $1,310,000 worth of 8% convertible debentures with interest payable in stock only and accruing until conversion or redemptions after the term of two years. The placement agent's fees were 10% of the gross proceeds and 12,111 warrants at $10.07 expiring November 16, 2001. The debentures may be converted after a holding period of 45 days after closing at the lessor of: (1) the fixed conversion price ($10.171875), or (2) 75% of the average closing bid price for the five trading days immediately preceding the date of conversion. As of December 31, 1999, $1,280,000 of the 8% debentures had been converted into 981,322 common shares. As of December 31, 2000, $30,000 of the debentures remained outstanding.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2000 AND 1999 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

10.      Debt

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

         b.       Sonata Investment Company, LTD.

                  During the third quarter of fiscal 1997, Sustainable entered into a loan agreement with Sonata Investment Company, LTD. for $250,000, which remains outstanding as of September 30, 1997. Sustainable has the right to request an additional $250,000 prior to December 31, 1999. The Company and Westlands are guarantors of the loan with Westlands (now Tri-Coastal Energy, L.P.) wells being pledged as collateral, subordinated to the Heller Financing. The loan is to be repaid out of 25% of Sustainable's net cash flow with any remaining balance due by December 31, 1999. Interest is at 12%. In addition, Sonata will receive a profits participation of 25% of the net profits of Sustainable while the loan is outstanding and 20% after the loan is repaid (after payout). Should Sustainable request the additional $250,000 from Sonata and should Sonata elect not to make said advance, then the after payout rate reduces from 20% to 15%. The full amount of this loan has been reclassified as current debt. Sonata sought and the Company agreed to grant Sonata additional collateral to secure its loan in the nature of a security interest in the Patent owned by Matrix-Loc and the mineral leases owned by subsidiaries of CAMI. The totality of the Sonata debt, plus all accrued and unpaid interest was satisfied on November 30, 2001, and all collateral for the Sonata debt has been released.

         c.       First Regional Bank

                  As of December 31, 1998, the Company assumed a $100,000 loan with First Regional Bank when it acquired Haly Corporation. Interest is at 6.9% and the loan matures in 2001. The loan is secured by personal assets of an officer of the Company.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2000 AND 1999 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

11.      Capital Stock

                                         NUMBER OF COMMON              NUMBER OF PREFERRED
                                         SHARES, PAR VALUE              SHARES PAR VALUE
                                          $0.01 PER SHARE                $0.01 PER SHARE
      Authorized                             20,000,000                    10,000,000
                                             ----------                    ----------

      Balance as of December 31, 1999         3,102,574                        16,000
                                             ==========                        ======
                                                              Series A        Series B
                                                              --------        --------
      Balance as of December 31, 2000         3,402,574        16,000        2,001,800(1)
                                             ==========        ======        =========


Upon re-domestication of the Company into the U.S. as of October 1,1997, par value was established at $0.01 per share for both common and preferred stock.

(1) Of the 2,001,800 shares of Series B, 10% cumulative convertible preferred authorized for exchange for the shares of Clean Age Minerals, Incorporated ("CAMI") only 1,689,200 have actually been issued due to some CAMI shareholders not having surrendered their shares of CAMI common stock for conversion.

         a.       Common Stock Options


                                            2000              1999             1998
----------------------------------------------------------------------------------------

Outstanding and Exercisable               155,000           155,000           35,000
   at beginning of year
----------------------------------------------------------------------------------------
Canceled                                 (125,000)               --               --
----------------------------------------------------------------------------------------
Granted                                 3,500,000                --          120,000
----------------------------------------------------------------------------------------
Exercised                                      --                --               --
----------------------------------------------------------------------------------------
Outstanding and Exercisable
   at end of year                       3,530,000           155,000          155,000
                                        =========           =======          =======
----------------------------------------------------------------------------------------

                  As of September 11, 2000, the Board of Directors of the Company issued 3.5 million of options at an exercise price of $.25 per share to three directors and two employees of the Company. This was the fair value of the Company's stock at the time of issue.

         b.       Common Stock Warrants

                  Common stock warrants outstanding at December 31, 2000, consist of the following:

------------------------------------------------------------------------------------------------------------------------------------
              Issuance                        Expiration Date                  Amount                  Price Per Share
------------------------------------------------------------------------------------------------------------------------------------
Consulting Agreements                         May 8, 2001 to                   140,000                      $3.50
                                              October 1, 2001
------------------------------------------------------------------------------------------------------------------------------------
Consulting Agreement                        September 30, 2001                  12,211                     $10.73
------------------------------------------------------------------------------------------------------------------------------------
8% Debenture Holders and                   September 11, 2001 to               131,000                     $4.386 to
Placement Agents (1.)                          June 8, 2002                                                $10.81
------------------------------------------------------------------------------------------------------------------------------------
Financing Sources                            November 20, 2005                 288,138                   $.55 to $2.50
------------------------------------------------------------------------------------------------------------------------------------

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2000 AND 1999 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

         c.       Net Income Per Share

                  Net income per share was calculated on the basis of the weighted average number of shares outstanding which amounted to 3,402,574 for the period ended December 31, 2000 (for 1999
                  - 3,102,574). For the periods ended December 31, 2000 and 1999 the exercise of the options and warrants outstanding as at year end did not have a dilutive effect on the net income per share.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2000 AND 1999 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

 13.     Litigation

         Southland Drilling Company, a Division of Triad Drilling Company v. Westlands Resources Corporation, Daleco Resources Corporation and Tri-Coastal Energy, L.P., Cause No. 98-34542, In the 270th Judicial District Court of Harris County, Texas. On or about July 21, 1998, Southland Drilling Company ("Southland") commenced a lawsuit against the Company and its subsidiaries Westlands and Tri-Coastal. The lawsuit sought to recover the amount of $260,577.66 allegedly due and owing for work performed on the DRC GA #3 Well and the DRC VI #1 Well, Burleson County, Texas. The Company settled this matter by the filing of a Joint Motion for Entry of Agreed Judgement on December 1, 2000. Under the terms of the agreement, the Company is obligated to pay Southland $300,000 ("Settlement Amount") and has given a judgment note in that amount to Southland. The Company had 90 days from settlement in which to pay the note during which period Southland will forbear from taking any action. The Company failed to pay the Settlement Amount within the allotted 90 day period. As part of the Terra Silex Agreement, Terra Silex acquired the Southland Judgment from Southland and filed a release and satisfaction of the Southland Judgment.

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

         Mr. Amir satisfied his obligation under his guaranty to purchase one-half or 8,000 shares from the Plaintiffs. The Company entered into Stipulation for the Entry of Final Judgment and Judgment thereon as to Daleco Resources Corporation, pursuant to which the Company shall have until August 1, 2001 in which to redeem the remaining 8,000 shares for $400,000 plus accrued interest through the date of settlement at a rate of ten percent (10%) per annum. The Kanes have been granting the Company an extension of the August 1, 2001 date on a month to month basis.

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

                  The Company's performance during its first fiscal Quarter ended December 31, 2000, was influenced by a variety of factors which were beyond the control of management. These factors are primarily the variablilty of the demand for and the pricing of crude oil and natural gas with the Company's operating areas. In addition the demand and pricing both domestically or internationally for the Company's timber and industrial minerals can have a impact on the Company's results.

                  Another factor that has played a significant roll during the quarter is the restrictive conditions imposed by the project financing and limited partnership structure which affects the rate at which the company could develop its managed oil and gas producing properties .

                  During the quarter ending December 31, 2000, the Company's energy segment provided its main source of revenues. These operations were favorably impacted by an increase in the average price the company received for its produced crude oil and natural gas as compared to the prior years quarter. The net effect of the higher product prices were somewhat offset by a corresponding rise in general production costs and limitation of available capital.

                  The company continued to de-emphasize it South American timber activities limiting operations to nominal levels sufficient to maintain its concessions.

                  During the quarter, the Company focused on the assimilation of its recently acquired Clean Age Mineral, Inc. subsidiary into the corporate structure. Key areas were the identification of potential market outlets for the Clean Ages' industrial minerals and environmental technology. To augment conventional market efforts, the Company funded the design and development of its Natural Resources Exchnage internet site (WWW.B1S1.COM). In general, the financial impact of the increased corporate administrative activity as indicated above was to place addition external demands on the available capital of the Company.



PART II. OTHER INFORMATION
         -----------------

ITEM 6   Exhibits and Reports on Form 8-K

         None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          DALECO RESOURCES CORPORATION



Date:  December 11, 2001                      /s/ Gary J. Novinskie
                                              ----------------------------------
                                              Gary J. Novinskie
                                              President


Date: December 11, 2001                       /s/ Dov Amir
                                              ----------------------------------
                                              Dov Amir
                                              Chief Executive Officer