Form 10QSB/A
period 2001-03-31
DALECO RESOURCES CORP
filed 2001-12-13
CIK 746967

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 FIRST AMENDMENT
                                   FORM 10-QSB

(X)      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
                               --------------

( )      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ______________

Commission File Number 0-12214
                       -------

                          DALECO RESOURCES CORPORATION
  ----------------------------------------------------------------------------
              Name of small business issue as specified in Charter

Delaware                                                               23-2860734
----------------------------------------------------------             ---------------------------------------
(State or other jurisdiction of incorporation or organization)         (IRS Employer Identification Number)

120 North Church Street
West Chester, Pennsylvania 19380                                       (610) 429-1258
----------------------------------------------------------             ---------------------------------------
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

Number of shares outstanding of the issuer's common stock as of March 31, 2001:
3,402,574
Number of shares outstanding of the issuer's Series A preferred stock as of March 31, 2001: 16,000.
Number of shares outstanding of the issuer's Series B preferred stock as of March 31, 2001: 2,001,800

                                      INDEX

                                                                          PAGE
PART I            FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS (Unaudited)...........................3
                  Consolidated Balance Sheets................................3
                  Consolidated Statement Of Income...........................4
                  Consolidated Statement Of Deficit..........................5
                  Consolidated Statement Of Cash Flow........................6
                  Notes to Consolidated Financial Statements.................7

ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................17

PART II           OTHER INFORMATION

ITEM 6            Exhibits and Reports on Form 8-K..........................18

SIGNATURES .................................................................19

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2001 AND 2000 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                                                                           2001                2000
ASSETS
Current Assets
     Cash and cash equivalents                                                         $262,262            $282,562
     Accounts receivable                                                                543,684             509,084
     Other                                                                               11,474               4,264
                                                                                   ------------        ------------
                  Total Current Assets                                                 $817,420            $795,910

Oil and gas properties and equipment                                                  6,973,454           7,306,438
Property and equipment                                                                  344,770              27,633
Timber rights                                                                           150,000             700,000
Mineral properties                                                                   12,609,100               -----
Patents and Technologies                                                              6,304,500               -----
Investments                                                                             112,500               -----
Debt Issue Costs                                                                         34,564             172,815
                                                                                   ------------        ------------
                  Total Assets                                                      $27,346,308          $9,002,796
                                                                                   ============        ============
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities                                             $2,319,887          $2,939,390
Current portion of long-term debt                                                     7,017,390           6,675,727
Note Payables (note   )                                                               1,080,872             452,092
Due to related parties (note 7)                                                         844,920             537,511
                                                                                   ------------        ------------
                  Total Current Liabilities                                         $11,263,069         $10,604,720

Shareholders' Equity
     3,402,574 (2000--3,102,574) Common shares,
     par value $0.01 per share                                                          $34,025             $31,027
     16,000 Series A Preferred Shares,
     par value $0.01 (2000-16,000)(note 7)                                                  160                 160
     2,001,800  Series B Preferred Shares,
     par value $0.01 per share (note 11)                                                 20,018               -----
     Additional Paid in Capital                                                      34,495,742          14,451,128
     Accumulated deficit                                                            (18,466,706)        (16,084,239)
                                                                                   ------------        ------------
                  Total Shareholders' Equity                                         16,083,239         (1,601,924)
                                                                                   ------------        ------------
                  Total Liabilities and Shareholders' Equity                        $27,346,308          $9,002,796
                                                                                   ============        ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF LOSS FOR THE PERIODS
ENDED MARCH 31, 2001 AND 2000 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                                         Three Months Ended                  Six Months Ended

                                                       March 31,       March 31,          March 31,       March 31,
                                                          2001           2000                2001           2000

Gross Oil and Gas Operating Revenue                    $895,510         $616,770         $1,594,646      $1,186,699
Less:    Lease Operating Expenses                       636,543          383,707          1,248,472         910,387
         Severance taxes                                 38,732           26,824             80,928          72,885
         Net Profits Interest and Related Expenses        -----            -----              -----         (10,541)
         Depletion, depreciation and amortization        45,084           29,200             70,809          56,423
                                                      ---------         --------         ----------      ----------
Net Income (Loss) from Oil and Gas Operations           175,151          177,039            194,437         157,545
                                                      ---------         --------         ----------      ----------

Other Activities
Management and Administrative Fees                       80,686          107,140            194,472         240,056
Income from sale of Properties                            -----          408,765              -----         878,685
Administration Expenses                                (170,591)        (163,051)          (361,818)       (528,736)
Amortization of Debt Issue Costs                        (17,281)           -----            (34,562)          -----
Amortization of Patents and Technologies               (145,000)           -----           (290,000)          -----
Amortization and Depreciation                           (75,000)           -----           (200,000)          -----
Interest expense                                       (190,791)        (219,552)          (374,948)     (1,120,913)
                                                      ---------         --------         ----------      ----------
Net income (Loss) Other Activities                     (517,977)         133,302         (1,066,856)       (530,908)
                                                      ---------         --------         ----------      ----------

Net income (Loss) for Period                          ($342,826)        $310,341          ($872,419)      $(373,363)
                                                      =========         ========         ==========      ==========


PRIMARY AND FULLY DILUTED NET (LOSS)
  PER COMMON SHARE                                       ($0.10)           $0.10             ($0.26)         ($0.12)
                                                      =========         ========         ==========      ==========



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE PERIODS
ENDED MARCH 31, 2001 AND 2000 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                                    2001                   2000

Deficit - Beginning of Period               ($16,754,287)          $(16,374,580)
Net Income (loss) for the period                (812,419)               310,341
Dividends on Preferred Stock                    (840,000)               (20,000)
                                            ------------           ------------
Deficit - End of Period                     ($18,466,706)          $(16,084,239)
                                            ============           ============





























                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE PERIODS
ENDED MARCH 31, 2001 AND 2000 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                                         Three Months Ended             Six Months Ended

                                                       March 31,       March 31,     March 31,       March 31,
                                                          2001           2000           2001           2000
Operating Activities

Net Income (Loss)                                      ($342,826)       $310,341     ($872,419)      ($373,163)
Items not affecting Working Capital Depletions,
Depreciation, and Amortization                           282,365          29,200       595,371          56,423
                                                        --------        --------      --------        --------
                                                         (60,461)        339,541      (277,048)       (316,740)
Items affecting Working Capital:
(Increase) Decrease in Other Assets                        -----          58,880         -----          58,405
(Increase) Decrease in Receivables                       (41,262)        (18,616)      283,491         (64,968)
Increase (Decrease) in Accounts Payable                  692,828        (117,751)      537,866        (231,917)
                                                        --------        --------      --------        --------
Cash provided (used) for Operations                      591,105         262,054       544,309        (555,220)
                                                        --------        --------      --------        --------

Financing Activities
Increase (Decrease) in Debt Obligations                  (54,838)         38,972       362,244          48,972
Dividends                                               (420,000)        (20,000)     (840,000)        (40,000)
Cash Provided From (used by) Financing Activities       (474,838)         18,972      (477,756)        631,737
                                                        --------        --------      --------        --------

NET INCREASE (DECREASE) IN CASH                          116,267         281,026        66,553          76,517
CASH - BEGINNING OF PERIOD                               145,995           1,536       195,709         206,045
                                                        --------        --------      --------        --------
CASH - END OF PERIOD                                    $262,262        $282,562      $262,262        $282,562
                                                        ========        ========      ========        ========














                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED MARCH 31, 2001 AND 2000 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
1.       CONTINUED OPERATIONS

         The financial statements have been prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. As of March 31, 2001 the Company has reported a loss of $342,826. The ability of the Company to meet its total liabilities of $11.3 million and to continue as a going concern is dependent upon the availability of future funding, achieving profitable timber operations, and the successful development of the newly acquired mineral assets.

         As of March 31, 2001, certain of the Company's subsidiaries were in default of certain debt obligations.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED MARCH 31, 2001 AND 2000 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED MARCH 31, 2001 AND 2000 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

 3.      Oil and Gas Properties and Equipment

                                                                2001                 2000
                                                             -----------         -----------

Proven lease acreage costs                                    $5,429,996          $5,429,996

Proven undeveloped lease acreage costs                         1,745,810           1,745,810

Well costs                                                     5,432,145           5,432,145
                                                             -----------         -----------
                                                             $12,607,950         $12,607,950

Accumulated depletion, depreciation and amortization(1)        5,634,496           5,589,412
                                                             -----------         -----------
                                                              $6,973,454          $7,018,538
                                                             ===========         ===========

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED MARCH 31, 2001 AND 2000 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED MARCH 31, 2001 AND 2000 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED MARCH 31, 2001 AND 2000 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

8.       Due to (from) Related Parties

         Amounts have been advanced by officers (current and past) of the Company. These advances bear interest at 9% and have no fixed re-payment terms.

9.       Debentures
                                                           2001          2000
                                                           ----          ----
                          8% Convertible                 $30,000       $30,000
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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED MARCH 31, 2001 AND 2000 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

         b.       Sonata Investment Company, LTD.

                  During the third quarter of fiscal 1997, Sustainable entered into a loan agreement with Sonata Investment Company, LTD. for $250,000, which remains outstanding as of September 30, 1997. Sustainable has the right to request an additional $250,000 prior to December 31, 1999. The Company and Westlands are guarantors of the loan with Westlands (now Tri-Coastal Energy, L.P.) wells being pledged as collateral, subordinated to the Heller Financing. The loan is to be repaid out of 25% of Sustainable's net cash flow with any remaining balance due by December 31, 1999. Interest is at 12%. In addition, Sonata will receive a profits participation of 25% of the net profits of Sustainable while the loan is outstanding and 20% after the loan is repaid (after payout). Should Sustainable request the additional $250,000 from Sonata and should Sonata elect not to make said advance, then the after payout rate reduces from 20% to 15%. The full amount of this loan has been reclassified as current debt. Sonata sought and the Company agreed to grant Sonata additional collateral to secure its loan in the nature of a security interest in the Patent owned by Matrix-Loc and the mineral leases owned by subsidiaries of CAMI. The totality of the Sonata debt, plus all accrued and unpaid interest was satisfied on November 30, 2001, and all collateral for the Sonata debt has been released..

         c.       First Regional Bank

                  As of December 31, 1998, the Company assumed a $100,000 loan with First Regional Bank when it acquired Haly Corporation. Interest is at 6.9% and the loan matures in 2001. The loan is secured by personal assets of an officer of the Company.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED MARCH 31, 2001 AND 2000 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================


11.      Capital Stock

                                       NUMBER OF COMMON SHARES,      NUMBER OF PREFERRED
                                              PAR VALUE                SHARES PAR VALUE
                                           $0.01 PER SHARE             $0.01 PER SHARE

      Authorized                              20,000,000                    10,000,000
                                              ----------                    ----------
                                                               Series A       Series B
      Balance as of March 31, 2000             3,402,574        16,000          -----
                                                               Series A       Series B
      Balance as of March 31, 2001             3,402,574        16,000       2,001,800(1)
                                               =========        ======    ============


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

         a.       Common Stock Options

                                    2001           2000          1999
-------------------------------- ------------ -------------- -------------
Outstanding and Exercisable
   at beginning of year            3,530,000        155,000       155,000
-------------------------------- ------------ -------------- -------------
Canceled                                 (0)      (125,000)         -----
-------------------------------- ------------ -------------- -------------
Granted                                  (0)      3,500,000         -----
-------------------------------- ------------ -------------- -------------
Exercised                                (0)          -----         -----
                                   --------       ---------       -------
-------------------------------- ------------ -------------- -------------
Outstanding and Exercisable
   at end of year                  3,530,000      3,530,000       155,000
                                   =========      =========       =======
-------------------------------- ------------ -------------- -------------


                  As of September 11, 2000, the Board of Directors of the Company issued 3.5 million of options at an exercise price of $.25 per share to three directors and two employees of the Company. This was the fair value of the Company's stock at the time of issue.

         b.       Common Stock Warrants

                  Common stock warrants outstanding at March 31, 2001, consist of the following:

------------------------------ ---------------------- ------------------- -------------------------
              Issuance            Expiration Date        Amount             Price Per Share
------------------------------ ---------------------- ------------------- -------------------------
Consulting Agreements             May 8, 2001 to                 140,000                     $3.50
                                  October 1, 2001
------------------------------ ---------------------- ------------------- -------------------------
Consulting Agreement            September 30, 2001                12,211                    $10.73
------------------------------ ---------------------- ------------------- -------------------------
8% Debenture Holders and       September 11, 2001 to             131,000                 $4.386 to
Placement Agents (1.)              June 8, 2002                                             $10.81
------------------------------ ---------------------- ------------------- -------------------------
Financing Sources                November 20, 2005               288,138             $.55 to $2.50
------------------------------ ---------------------- ------------------- -------------------------

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED MARCH 31, 2001 AND 2000 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================


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

         c.       Net Income Per Share

                  Net income per share was calculated on the basis of the weighted average number of shares outstanding which amounted to 3,402,574 for the period ended March 31, 2001 (for 2000 - 3,102,574). For the periods ended March 31, 2001 and 2000 the exercise of the options and warrants outstanding as at year end did not have a dilutive effect on the net income per share.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED MARCH 31, 2001 AND 2000 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================


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

                  The Company's performance during its fiscal Quarter ended March 31, 2001, was influenced by a variety of factors which were beyond the control of management. These factors are primarily the variablilty of the demand for and the pricing of crude oil and natural gas with the Company's operating areas. In addition the demand and pricing both domestically or internationally for the Company's timber and industrial minerals can have a impact on the Company's results.

                  Another factor that has played a significant roll during the quarter is the restrictive conditions imposed by the project financing and limited partnership structure which affects the rate at which the company could develop its managed oil and gas producing properties.

                  During the quarter ending March 31, 2001, the Company's energy segment continued to play the primary role in the Company's operations. The main reason for this focus was the further increases in the price received by the Company for its oil and natural gas sales. Consequently, the Company was able to significantly increase its distributions to its third party partners in its energy sector. The company continued the Clean Age Mineral acquisition assimilation process during the quarter. The efforts were expanded to include seeking incremental investment capital for direct use in the development of Clean Age's industrial mineral and environmental technology assets. As of the quarter's end, these efforts were ongoing but had not been successful. The Company was able to "launch" its Natural Resources Exchange internet site (WWW.B1S1.COM) during the quarter which significantly enhanced the exposure of Clean Age's mineral holding to the industrial market place.

                  The Company's emphasis on its South American timber activities remained consistent with the prior quarter's. In general, the impact of the higher oil and gas prices had a significant financial impact on the Company's operating cash flows for the quarter. This favorable was offset by the ongoing non-cash generating corporate administrative activities required to begin defining and positioning the Company's mineral and timber subsidiaries for the future.


PART II. OTHER INFORMATION
         -----------------

ITEM 6            Exhibits and Reports on Form 8-K

                           None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          DALECO RESOURCES CORPORATION



Date:  December 12, 2001                     /s/ Gary J. Novinskie
                                          ------------------------------------
                                          Gary J. Novinskie
                                          President


Date: December 12, 2001                      /s/ Dov Amir
                                          ------------------------------------
                                          Dov Amir
                                          Chief Executive Officer