Form 10QSB
period 2001-06-30
DALECO RESOURCES CORP
filed 2001-12-14
CIK 746967

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(X)      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
                               -------------

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

Number of shares outstanding of the issuer's common stock as of June 30, 2001:
3,402,574
Number of shares outstanding of the issuer's Series A preferred stock as of June 30, 2001: 16,000.
Number of shares outstanding of the issuer's Series B preferred stock as of June 30, 2001: 2,001,800

                                      INDEX

                                                                          PAGE
PART I   FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS (Unaudited)...........................3
                  Consolidated Balance Sheets................................3
                  Consolidated Statement Of Income...........................4
                  Consolidated Statement of Accrued Debt.....................5
                  Consolidated Statement Of Cash Flow........................6
                  Notes to Consolidated Financial Statements.................7

ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................17

PART II           OTHER INFORMATION

ITEM 6            Exhibits and Reports on Form 8-K..........................18

SIGNATURES        ..........................................................19

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2001 and 2000 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                                                  2001                2000
ASSETS
Current Assets
     Cash and cash equivalents                                 $    143,532    $    322,511
     Accounts receivable                                            727,639         792,392
     Other                                                           11,474          11,470
                                                               ------------    ------------
                  Total Current Assets                              882,645       1,126,377
Oil and gas properties and equipment (note 3)                     6,925,620       7,280,713
Property and equipment                                              344,770          27,633
Timber rights (note 4)                                               75,000         700,000
Mineral properties (note 5)                                      12,609,100            --
Patents and technologies                                          6,159,500            --
Investment                                                          112,500            --
Debt Issue Costs                                                     17,283         172,815
                                                               ------------    ------------
                  Total Assets                                 $ 27,126,418    $  9,307,538
                                                               ============    ============
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities                       $  2,996,934    $  3,318,702
Current portion of long-term debt                                 7,017,390       6,754,426
Notes payable other                                               1,080,872         452,092
Due to related parties                                              861,195         586,984
                                                               ------------    ------------
                  Total Current Liabilities                      11,956,391      11,112,204
Commitments and Contingencies (notes 7)
Shareholders' Equity
     3,452,574 (2000 - 3,102,574) Common Shares,                     34,525          31,026
     par value $0.01 per share
     16,000 Series A Preferred Shares,
     par value $0.01 (2000-16,000)(note 7)                              160             160
     2,001,800 Series B Preferred Shares,
     par value $0.01 per share (Note 11)                             20,018            --
     Additional Paid in Capital                                  34,550,242       14,430928
     Accumulated deficit                                        (19,434,918)    (16,266,780)
                                                               ------------    ------------
                  Total Shareholders' Equity                     15,170,027      (1,804,666)
                                                               ------------    ------------
                  Total Liabilities and Shareholders' Equity   $ 27,126,418    $  9,307,538
                                                               ============    ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF LOSS FOR THE PERIODS
ENDED JUNE 30, 2001 and 2000 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                                         Three Months Ended                  Nine Months Ended
                                                      June 30,        June 30,          June 30,         June 30,
                                                        2001            2000              2001             2000
Gross Oil and Gas Operating Revenue
Oil and Gas Sales                                      $585,157        $699,136         $2,179,803      $1,885,835
Less:    Lease Operating Expenses                       477,149         611,929          1,725,621       1,522,316
         Severance taxes                                 37,667          42,196            118,597         115,081
         Net Profits Interest and Related Expenses        -----           -----              -----         (10,541)
         Depletion, Depreciation and Amortization        47,834          25,725            118,643          82,148
                                                     ----------      ----------       ------------      ----------
Net Income (Loss) from Oil and Gas Operations            22,505          19,725            216,942         176,831
                                                     ----------      ----------       ------------      ----------

Other Activities:
Management and Administrative Fee Revenues               52,033         113,786            246,505         353,842
Income from sale of properties                            -----           -----              -----         878,685
Administration Expenses                                (168,506)       (175,228)          (530,324)       (703,964)
Amortization of Debt Costs                              (17,281)           ----            (51,843)          -----
Amortization of Patents and Technologies               (145,000)          -----           (425,000)          -----
Amortization and Depreciation                           (75,000)          -----           (275,000)          -----
Interest expense                                       (216,963)        100,586           (591,911)      1,221,499
                                                     ----------      ----------       ------------      ----------
Net Income/(Loss) other activities                     (570,717)       (162,028)        (1,637,593)       (692,936)
                                                     ----------      ----------       ------------      ----------

Net Income/(Loss)                                     ($548,212)      ($142,742)       ($1,420,631)      ($516,105)
                                                     ==========      ==========       ============      ==========

PRIMARY AND FULLY DILUTED NET (LOSS)
  PER COMMON SHARE                                       ($0.16)         $(0.05)            ($0.42)         $(0.17)
                                                     ==========      ==========       ============      ==========



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE PERIODS
ENDED JUNE 30, 2001 and 2000 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                                         Three Months Ended                  Nine Months Ended
                                                      June 30,        June 30,          June 30,         June 30,
                                                        2001            2000              2001             2000
OPERATING ACTIVITIES
Net Income/(Loss)                                      ($548,212)      $(142,742)        $1,420,631      $(516,105)
Items not affecting Working Capital:
Depletion, Depreciation, and Amortization                285,115          25,725            880,486         79,972
Gain/Loss on Sales of Properties                           -----           -----              -----        878,685
Change in Other                                            -----        (140,004)             -----       (384,272)
                                                       ---------       ---------         ----------      ---------
                                                         263,097        (257,021)          (540,145)       (58,280)
Items affecting Working Capital:
(Increase) Decrease in Other Assets                        -----          (7,206)             -----        (11,470)
(Increase) Decrease in Receivables                      (183,955)       (283,308)            99,536       (348,276)
Increase (Decrease) in Accounts Payable                  677,047         379,312          1,214,913        147,395
                                                       ---------       ---------         ----------      ---------
                                                         493,092          88,798          1,354,449       (212,351)
                                                       ---------       ---------         ----------      ---------
Cash provided (used) for Operations                      229,995        (168,223)           774,304       (154,071)
                                                       ---------       ---------         ----------      ---------

FINANCING ACTIVITIES
Increase/(Decrease) in Debt Obligations                   16,295         228,172            378,519        550,537
Dividends                                               (420,000)        (20,000)        (1,260,000)       (60,000)
Issuance of Common Stock                                  55,000              --             55,000             --
Cash Provided From (used by) Financing Activities       (348,725)        208,172           (826,481)       270,537
                                                       ---------       ---------         ----------      ---------

NET INCREASE (DECREASE) IN CASH                         (118,730)         39,949            (52,177)       116,466
CASH - BEGINNING OF PERIOD                               262,262         282,562            195,709        206,045
                                                       ---------       ---------         ----------      ---------
CASH - END OF PERIOD                                    $143,532        $322,511           $143,532       $322,511
                                                       =========       =========         ==========      =========







                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE PERIODS
ENDED JUNE 30, 2001 and 2000 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================


                                                  2001              2000

Deficit--Beginning of Period                 ($16,754,287)     ($15,670,675)
Net (loss) for the period                      (1,420,631)         (516,105)
Dividends on Preferred Stock                   (1,260,000)          (80,000)
Deficit--End of Year                         ($19,434,918)     ($16,266,780)





























                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED JUNE 30, 2001 AND 2000 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

1.       CONTINUED OPERATIONS

         The financial statements have been prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. As of June 30, 2001 the Company has reported a loss of $548,212. The ability of the Company to meet its total liabilities of $11.9 million and to continue as a going concern is dependent upon the availability of future funding, achieving profitable timber operations, and the successful development of the newly acquired mineral assets.

         As of June 30, 2001, certain of the Company's subsidiaries were in default of certain debt obligations.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED JUNE 30, 2001 AND 2000 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED JUNE 30, 2001 AND 2000 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

3.       Oil and Gas Properties and Equipment
                                                       2001            2000
                                                     ---------       -------

Proven lease acreage costs                           $5,429,996     $5,429,996

Proven undeveloped lease acreage costs                1,745,840      1,745,810

Well costs                                            5,432,145      5,432,145
                                                    -----------    -----------
                                                    $12,607,950    $12,607,950

Accumulated depletion, depreciation and
   amortization(1)                                    5,682,330      5,589,412
                                                    -----------    -----------
                                                     $6,925,620     $7,018,538
                                                    ===========    ===========

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED JUNE 30, 2001 AND 2000 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED JUNE 30, 2001 AND 2000 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED JUNE 30, 2001 AND 2000 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

8.       Due to (from) Related Parties

         Amounts have been advanced by officers (current and past) of the Company. These advances bear interest at 9% and have no fixed re-payment terms.

9.       Debentures
                                                           2001          2000
                                                         -------       --------
                          8% Convertible                 $30,000       $30,000
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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED JUNE 30, 2001 AND 2000 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED JUNE 30, 2001 AND 2000 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================


11.      Capital Stock


                                        NUMBER OF COMMON SHARES,      NUMBER OF PREFERRED
                                               PAR VALUE                SHARES PAR VALUE
                                            $0.01 PER SHARE             $0.01 PER SHARE

      Authorized                               20,000,000                         10,000,000
                                               ----------                         ----------
                                                                     Series A       Series B
      Balance as of June 30, 2000               3,402,574             16,000          -----
                                                                    Series A        Series B
      Balance as of June 30, 2001               3,402,574             16,000    2,001,800(1)
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

         a.       Common Stock Options

                                       2001          2000           1999
--------------------------------- ------------- -------------- ------------
Outstanding and Exercisable          3,530,000        155,000      155,000
   at beginning of year
--------------------------------- ------------- -------------- ------------
Canceled                                20,000      (125,000)        -----
--------------------------------- ------------- -------------- ------------
Granted                                  -----      3,500,000        -----
--------------------------------- ------------- -------------- ------------
Exercised                               ------          -----        -----
                                     ---------      ---------      -------
--------------------------------- ------------- -------------- ------------
Outstanding and Exercisable
   at end of year                    3,510,000      3,530,000      155,000
                                     =========      =========      =======
--------------------------------- ------------- -------------- ------------


                  As of September 11, 2000, the Board of Directors of the Company issued 3.5 million of options at an exercise price of $.25 per share to three directors and two employees of the Company. This was the fair value of the Company's stock at the time of issue.

         b.       Common Stock Warrants

                  Common stock warrants outstanding at June 30, 2001, consist of the following:

------------------------- --------------------- ---------- ----------------
              Issuance       Expiration Date       Amount   Price Per Share
------------------------- --------------------- ---------- ----------------
Consulting Agreements        October 1, 2001      120,000            $3.50
------------------------- --------------------- ---------- ----------------
Consulting Agreement       September 30, 2001      12,211           $10.73
------------------------- --------------------- ---------- ----------------
8% Debenture Holders and  September 11, 2001 to   131,000        $4.386 to
Placement Agents (1.)         June 8, 2002                          $10.81
------------------------- --------------------- ---------- ----------------
Financing Sources           November 20, 2005     288,138    $.55 to $2.50
------------------------- --------------------- ---------- ----------------

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED JUNE 30, 2001 AND 2000 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================


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

         c.       Net Income Per Share

                  Net income per share was calculated on the basis of the weighted average number of shares outstanding which amounted to 3,452,574 for the period ended June 30, 2001 (for 2000 - 3,102,574). For the periods ended June 30, 2001 and 2000 the exercise of the options and warrants outstanding as at year end did not have a dilutive effect on the net income per share.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED JUNE 30, 2001 AND 2000 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

                  The Company's performance during the fiscal quarter ended June 30,2001, was influenced by a variety of factors which were beyond the control of management. These factors are primarily the variablilty of the demand for and the pricing of crude oil and natural gas with the Company's operating areas. In addition the demand and pricing both domestically or internationally for the Company's timber and industrial minerals can have a impact on the Company's results.

                  Another factor that has played a significant roll during the quarter is the restrictive conditions imposed by the project financing and limited partnership structure which affects the rate at which the company could develop its managed oil and gas producing properties .

                  During the quarter ending June 30, 2001, the Company's energy segment provided its main source of revenues. These operations were favorably impacted by an increase in the average price the company received for its produced crude oil and natural gas as compared to the prior years quarter. The net effect of the higher product prices were somewhat offset by a corresponding rise in general production costs and limitation of available capital.

                  The company continued to de-emphasize it South American timber activities limiting operations to nominal levels sufficient to maintain its concessions.

                  During the fiscal quarter ending June 30, 2001, The Company continued to maintain its operational emphasis on its oil and natural gas producing segment to take advantage of the remaining favorable product prices. Energy product prices declined during the current quarter from the peak levels received during the preceding fiscal quarter. Despite the reduction in product prices the demand and costs for oil field services remained high in the Company's operating areas and put downward pressure of the operating margins of the segment. The company continued its efforts to assimilate the Clean Age Minerals acquisition. Corporate efforts were directed to establishing marketing relationships and in securing working capital. These two factors are considered key to the Company's planned exploitation of the industrial mineral and environmental technology holdings. While a significant number of contacts have been made in both areas, no formal contracts have been executed as of the quarter's end.

                  The Company continued to maintain nominal operations on its South American timber properties to retain its interests.




PART II. OTHER INFORMATION
         -----------------

ITEM 6            Exhibits and Reports on Form 8-K

                           None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          DALECO RESOURCES CORPORATION



Date:  December 13, 2001                           /s/ Gary J. Novinskie
                                                ------------------------------
                                                Gary J. Novinskie
                                                President


Date: December 13, 2001                            /s/ Dov Amir
                                                ------------------------------
                                                Dov Amir
                                                Chief Executive Officer