Form 10KSB
period 2001-09-30
DALECO RESOURCES CORP
filed 2002-01-25
CIK 746967

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(X) ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the fiscal year ended  September 30, 2001
                           ------------------

( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________

Commission File Number  0-12214
                        -------
                          DALECO RESOURCES CORPORATION
                          ----------------------------
                 (Name of small business issuer in its charter)

          DELAWARE                                      23-2860734
-------------------------------            -----------------------------------
 (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

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
                                                                 Yes     No  X
                                                                     ---    ---

State issuer's revenues for its most recent fiscal year:           $_________

Aggregate market value of voting stock held by non-affiliates of registrant based upon the closing NASDAQ sale price on December 31, 2001:$35,942,751.

                    Applicable only to Corporate Registrants
                    ----------------------------------------

Number of shares outstanding of the issuer's Common Stock as of December 31, 2001: 16,337,614
Number of shares outstanding of the issuer's Series A preferred stock as of December 31, 2001: 8,000
Number of shares outstanding of the issuer's Series B preferred stock as of December 31, 2001: 803,000

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
None.
Transitional Small Business Disclosure Format:                YES ___    NO  X
                                                                            ---

                                     PART I

ITEM 1   BUSINESS

General:

         Daleco Resources Corporation (hereinafter referred to as "Daleco" and, together with its wholly owned subsidiaries Westlands Resources Corporation ("Westlands"), Sustainable Forest Industries, Inc. ("Sustainable"); Deven Resources, Inc. ("Deven"); DRI Operating Company, Inc. (DRI); Haly Corporation ("Haly"); Tri-Coastal Energy, Inc. ("Tri-Coastal"), Tri-Coastal Energy, L.P. ("TCELP"), Strategic Minerals, Inc. d/b/a Clean Age Minerals, Incorporated ("CAMI"), CA Properties, Inc.("CAP"), Lone Star Minerals, Inc. ("Lone Star"), Matrix-Loc, Inc. ("Matrix Loc") , The Natural Resources Exchange, Inc. ("TNREX") and 16/6, Inc. ("16/6") hereinafter sometimes collectively referred to as the "Company") is a natural resources holding company whose subsidiaries are engaged in the exploration, development and production of oil and gas properties, the harvesting of timber concessions, the development and production of mineral interests and the sale and exchange of natural resources and content over the internet.

         Daleco, originally named United Westlands Resources, Inc., was organized under the laws of the province of British Columbia by amalgamation of two small companies in 1981. In 1986, the Company changed its name to Daleco Resources Corporation, and its province of organization to Ontario, Canada. Effective October 1, 1996, the Company was re-domesticated into the State of Delaware.

         The Company, through its wholly owned subsidiary, Westlands, a Nevada corporation, acquired a significant number of interests in oil and gas properties located in the State of Texas from entities owned or controlled by Mr. Amir and his former partner, Mr. Louis Erlich. Other interests have been acquired as a result of the failure of non-affiliated working interest owners to maintain their interest in the properties by failing to pay their share of costs associated with the properties. Substantially all of Westlands oil and gas properties were transferred to TCELP to facilitate the Heller Loan. The Company does not refine any crude oil or market, at retail, or any oil or petroleum products. The Company does not own any drilling rigs, and, generally, all of its drilling activities are performed by independent drilling contractors on a contract basis. (See, "Management's discussion and Analysis- Business and Properties".)

         Sustainable owns timber rights in Guyana covering approximately 6,000 acres. Sustainable contracts with third parties to harvest and mill its woods. Sustainable sells its woods privately and also through third parties. (See, "Management's discussion and Analysis- Business and Properties".)

         CAMI, a Nevada corporation, was acquired on September 19, 2000, by the Company through a merger with the Company's subsidiary, Strategic Minerals, Inc., a Nevada corporation. Strategic Minerals, Inc. was the surviving corporation which has subsequently conducted its business as Clean Age Minerals, Inc.. The Shareholders of CAMI received 2,001,800 shares of Daleco Resources Corporation Series B, 8% Cumulative Convertible Preferred Stock, stated value $10.00, par value $.01, in exchange for 20,018,000 shares of CAMI Common Stock constituting all of the capital stock of CAMI. CAMI, through its subsidiaries CAP and Lone Star own fee and leasehold interests containing non-metallic minerals in the States of Texas, New Mexico and Utah. The Company does not presently mine its minerals. Additionally, the Company acquired, as part of the merger, a patented process, owned by Matrix Loc, utilizing many of the minerals owned or under lease to the Company, for the cleansing and decontamination of air, water and soils. (See, "Management's Discussion and Analysis- Clean Age Minerals".)

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

         Deven has served as the managing general partner of Developing Energy Partners I, L.P. ("Developing Energy") since the inception of Developing Energy. Developing Energy sold all of its assets on September 28, 2001 with an effective date for the sale of January 1, 2001. DRI, a wholly owned subsidiary of Deven, owned a one percent interest in and managed 127 wells on behalf of Developing Energy in the State of West Virginia and the Commonwealth of Pennsylvania. As part of the sale of the assets of Developing Energy, DRI swapped its interest in certain wells in West Virginia and Pennsylvania for working interests in wells acquired by the purchaser from Developing Energy. In September 1999, Deven wound up the operations of another partnership for which it was the general partner, Deerlick Creek Partners as a result of the sale of the partnerships interest in 57 wells in the State of Alabama. As of December 2000, the Company sold all of its leasehold interests in 199 wells located in Kansas and in 24 wells located in Oklahoma which comprised the majority of its Mid-Continent oil and gas producing properties.

         As of September 30, 2001, the Company had interests in 123 wells in the States of Texas, West Virginia, New Mexico, Oklahoma, Kansas and the Commonwealth of Pennsylvania. Effective January 1, 2001 the Company sold 118 wells in the State of West Virginia and the Commonwealth of Pennsylvania (See, Business and Properties -West Virginia and Pennsylvania).

Definition of Terms:

         As used herein, the term:

         "Gross", as it applies to acreage, mining claims or wells refers to the number of acres, mining claims or wells in which the Company has a direct working / operating interest.

         "Net", as it applies to acreage, mining claims or wells refers to the sum of the fractional ownership interests owned by the Company in gross acres, mining claims or gross wells.

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

         Austin Chalk Trend:

         The Cretaceous carbonates in south Texas are of importance as oil and gas producing horizons. The trend of these limestones include the Austin Chalk, Buda, Georgetown and Edwards formations, extending for approximately 300 miles in length and 50 miles across, and encountered at depths of 5,500 to 18,000 feet. These reservoirs are generally of low permeability, and significant oil and gas production is generally obtained only by intersecting vertical fractures within the carbonate rocks. Historically, these formations were considered to be economically marginal except in areas where the rocks were highly fractured. In later years, stimulation by mechanical fracturing of the rock resulted in increasing hydrocarbon recoveries and extensive development of the trend. Recent developments using horizontal drilling techniques allow the wellbore to intersect, if present, a series of vertical fracture systems instead of a single one, thus resulting in higher rates of production and recoverable reserves, at the cost of a more expensive drilling effort. (See, "Business - Definition of Terms".) Whether an individual well will be economic, even if horizontally drilled, depends largely upon intersecting fractured portions of the formation, which cannot be predicted. Certain locales appear to contain more fracturing than others, and the Company believes that it's Texas leases are located in areas of better fracturing. It is not unusual for an individual well to produce as much as forty percent (40%) of the primary recoverable reserves during the first two years of production and the remainder over a period of ten to fifteen years. As a result of the Heller Financing (See, "Business - Heller Transaction"), the Company stimulated seven (7) existing vertical chalk wells and drilled three (3) laterals in its existing horizontal wells. The Company's plan to drill as many as twenty (20) new horizontal laterals was delayed due to persistent depressed oil and gas prices in fiscal 1998 -1999. Heller advised the Company that it did not desire to advance further capital in the redemption of any additional wells. As such, the Company's planned development of these additional wells has been suspended indefinitely. Because maximum production levels are currently regulated by government in the portion of Texas in which the Company has its leases, wells which penetrate a highly fractured system may be subject to production curtailments. (See "Government Regulation - Texas Regulation".)

         West Virginia and Pennsylvania:

         Appalachian Basin:

         The Company's production in the States of West Virginia and the Commonwealth of Pennsylvania are from wells completed in methane coal seems and in traditional producing zones such as the Oriskany and Medina formations of the Appalachian Basin's Upper Devonian Section. Through its ownership in and management of its Developing Energy Partners I, L.P., Partnership (Developing Energy), the Company had an undivided interest in 50 producing coal bed methane wells in the Blacklick Creek CBM Project located in Indiana County of Central Pennsylvania. These wells produced from multiple coal seams ranging in depth from 600 feet to 1,200 feet. The Blacklick Creek project holds approximately 15,000 acres. The Company, through its partnership, controlled a 40% working interest in the project. These wells were sold to the owner of the remaining 60% working interest on September 28, 2001, with an effective date of January 1, 2001.

         In addition, Developing Energy owned varying interest ranging from 20% to 100% in forty (40) conventional Upper Devonian producing wells ranging in depth from approximately 6,000 feet to 10,000 feet. Fourteen (14) of these wells were located in western and central Pennsylvania and hold approximately 18,983 gross acres. The remaining twenty-six (26) wells were located in northern and central West Virginia and held approximately 7,302 acres. The primary product produced from these Upper Devonian wells is natural gas. The gas production is sold at market sensitive prices which have historically benefited from the premiums paid for Appalachian gas supplies due to their proximity to the end user market. These wells and their associated gas gathering systems were operated by the Company's subsidiary, DRI. DRI was also under contract to conduct field operations relating to the Blacklick Creek CBM wells. All operations were controlled from the Company's Pennsylvania office. To assist in its operations, DRI employed contract pumpers in the vicinity of the specific wells to perform normal well tending and field maintenance duties.

         As a result of the exchange of working interests between DRI and the purchaser of Developing Energy's Upper Devonian wells in West Virginia and Pennsylvania, DRI now has a working interest in 9 wells for which it acts as the operator.

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

Alabama:

         Black Warrior Basin

         The Company, through its interest in Deerlick Creek Partners, L.P. (See, "Management's Discussion and Analysis-Partnerships") had a non-operating 50% working interest in 57 coal bed methane wells in Tuscaloosa County, Alabama. The Deerlick Creek Properties were sold December 7, 1999, as of September 1, 1999, for $1,424,298.49. Of this amount, Deven realized $22,871.03, after settlement of all outstanding obligations secured by DRI's interest in these properties. (See, "Management Discussion and Analysis--Partnership").

         Oklahoma and Kansas:

         In December, 1999, the Company sold essentially all of its operated s properties located in the States of Oklahoma and Kansas. The Company retains partial non-operating interests in 75 wells in Oklahoma.

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

Mineral Interests:

         CAMI Interests:

         Through its wholly owned subsidiary, CAMI, the Company owns substantial leases and mining claims to proven non-metallic minerals located in the States of Texas, New Mexico and Utah. Titles and rights in the properties are held by CAP and Lone Star, both Nevada companies.

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

         Guadalupe Perlite

         CAP owns 17 mining claims, located in Grant County, New Mexico containing some 1,360 acres of Perlite. Terms call for a royalty payment of 7% of net proceeds derived from mining operations. The underlying rights to these properties have been challenged which has an adverse impact on the Company's extraction rights. The Company intends to replace/substitute other properties for these holdings until the rights challenge can be resolved.

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

         Sustainable has fulfilled all governmental requirements to maintain its holdings and therefore, the Company believes that it has good title to its two
(2) hardwood timber concessions in Guyana. Due to the limited operations on these properties over the past several years, the Company has amortized its entire investment in Guyana as of September 30, 2001.

Employees:

         At September 30, 2001, the Company had five full-time employees. The Company employs the services of consulting geologists and engineers as well as those of a nonaffiliated operating companies which conducts the actual oil field operations for the Company. The Company manages the operation of its wells in the State of West Virginia and the Commonwealth of Pennsylvania from its Pennsylvania, office utilizing contract pumpers to perform actual field operations. The Company's non-operated wells are monitored primarily out of the Company's Pennsylvania, office. The Company's mineral claims are monitored by both its Pennsylvania office and California office, and by the President of CAMI who resides in New Mexico. The Company considers its relations with its consultants to be satisfactory. (See, "Business and Properties - Exploration Practices and Policies".)

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

         Competition in the acquisition of oil and gas prospects and properties in the area of the Company's operations in Texas, West Virginia, Pennsylvania and Oklahoma varies according to the prices for oil and gas. During periods of higher prices, competition intensifies for viable prospects and properties. The Company's ability to discover and/or acquire reserves in the future depends on various factors which involve its ability to select, acquire and pay for prospects suitable for exploration and development.

         The Company competes with other oil and gas concerns and other investment companies, whether or not related to the petroleum industry in raising capital. The Company's ability to access the capital markets is largely dependent on the success of its oil and gas exploration activities and the economic environment in which it operates.

         Mineral Interests

         The mining and marketing of non-metallic minerals is highly competitive, however, the Company believes that the locations and quality of its mineral deposits will benefit its future development and sales efforts. The Company's ability to develop these mineral deposits will be dependent on its success in accessing capital markets and on the general economic environment for industrial minerals. On November 30, 2001 (effective November 16, 2001), the Company entered into a Master Distribution and Marketing Agreement ("Marketing Agreement") with Sumitomo Corporation of America ("SCOA"). The Marketing Agreement is for an initial term of ten (10) years with automatic twenty (20) year extensions. The Marketing Agreement vests in SCOA the exclusive right to market the Company's minerals, potential products and timber in the United States, Canada, Mexico and Japan. (See, "Management's Discussion and Analysis--Business--Marketing Agreement").

         Timber Interests

         The competition for timber, both raw and processed woods is extremely competitive and primarily controlled by large international conglomerates. The Company has found it difficult to penetrate these markets, but believes that the shortage of quality hard woods and the demand for environmentally safe building materials will facilitate the Company's marketing of its woods. On November 30, 2001 (effective November 16, 2001), the Company entered into a Master Distribution and Marketing Agreement ("Marketing Agreement") with Sumitomo Corporation of America ("SCOA"). The Marketing Agreement is for an initial term of ten (10) years with automatic twenty (20) year extensions. The Marketing Agreement vests in SCOA the exclusive right to market the Company's minerals, potential products and timber in the United States, Canada, Mexico and Japan. (See, "Management's Discussion and Analysis--Business--Marketing Agreement").

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

         Mineral Interests:

         The Company's activities are subject to Federal and state laws and regulations relating to environmental quality and pollution control as well as safety rules as prescribed by Osha. At present, the Company does not intend to engage in mining activities of its own, but rather retain the services of outside contractors to carry out such activities. The Company believes that such practices will result in substantial savings in the future.

         Timber Interests:

         The Company is not directly engaged in actual harvesting operations on its concession in Guyana, South America, but utilizes local contractors and harvesting partners. As such it is not directly subject to rules and/or regulations governing such activities.

Transportation and Marketing:

         Oil and Gas

         The sale and transportation of natural gas in the interstate market is regulated by the Federal Energy Regulatory Commission ("FERC") under the Natural Gas Policy Act of 1983 (NGPA) and the Natural Gas Act of 1938 ("NGA"). The Natural Gas Wellhead Decontrol Act of 1989 eliminated all gas price regulation effective January 1, 1993. FERC has proposed several rules or "orders" concerning transportation and marketing of natural gas. The impact of these proposed rules and/orders cannot be predicted. Order 636, pertaining to the restructuring of the interstate transportation of natural gas was finalized in 1992. Pipelines are now required to provide producers service on a non-discriminatory "open access" basis, although there are provisions which allow certain categories of gas to gain preference over others. The Company believes that as a result of Order 636, competition has increased in the marketplace, resulting in a greater market volatility in the price and demand for natural gas. Currently the majority of the Company's gas is sold to interstate carriers.

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

         Mineral Interests:

         All of the Company's mineral deposits are serviced by all weather paved or unpaved roads. The Marfa property is adjacent to a railroad line which can be utilized to transport minerals to market. The Oro Grande deposit is in close proximity to a railroad siding junction. The Utah zeolite and New Mexico Kaolin deposits also have access to rail lines but will require over-land transport prior to rail transport. Effective November 16, 2001, the Company entered into a Marketing Agreement with Sumitomo Corporation of America. Under this agreement, the Company has formed a joint venture with SCOA for the marketing of the Company's minerals and timber. (See, "Business-Marketing Agreement").

         Timber Interests:

         The transportation of the Company's Guyana woods is primarily by sea to a port closest to the buyer. The Company primarily ships FOB Georgetown, Guyana. Marketing of the Company's woods is done through the Company's offices, by the president of SFI and over the Company's Natural Resource Exchange. Effective November 16, 2001, the Company entered into a Marketing Agreement with Sumitomo Corporation of America. Under this agreement, the Company has formed a joint venture with SCOA for the marketing of the Company's minerals and timber. (See, "Business-Marketing Agreement").

Partnerships

         Deven has sponsored two partnerships, Deerlick Creek Partners I, L.P. formed on August 30, 1991 and Developing Energy Partners I, L.P. formed on October 1, 1993. Deerlick Creek and Developing Energy have conducted business as separate limited partnerships with the Company's wholly owned subsidiary, Deven acting as managing general partner. As managing general partner, Deven is subject to full liability for the obligations of the partnerships although it is entitled to indemnification by each program to the extent of the assets of the that partnership. Since "drilling programs" constitute a "security" under the Securities Act of 1933, Deven is also subject to potential liability for failure to comply with applicable federal and state securities laws and regulations.

         Each of the drilling programs is structured on a "payout basis" with Deven receiving a 1% interest in all profits and losses before payout and an increased percentage of the profits and losses of the partnership after payout.


         Deerlick Creek Partners I, L.P. ("DCP")

         DCP's only asset was its undivided interests in 54 coal bed methane wells in Tuscaloosa County, Alabama ("Deerlick Creek Field"). The Partnership's interests in the Deerlick Creek Field were sold on December 7, 1999 effective as of September 1, 1999. Payout accrued in Fiscal 1999. Since the Deerlick Creek Field was the only asset of DCP, DCP was wound up as of December 31, 1999.

         Developing Energy Partners I, L.P.:

         Developing Energy Partners I, L.P. owned interests in a variety of properties located in the States of West Virginia, New Mexico and the Commonwealth of Pennsylvania (See, "Business-Properties"). Under the structure of the Developing Energy partnership agreement, payout occurs in two tiers. Until the first tier payout, Deven receives only 1% of the profits and losses of the partnership. Since the Partnership never achieved payout, Deven's interest remained at 1% throughout the life of the Partnership. In the first five (5) years of the Partnership, Deven received a management fee of $200,000 per annum for its services as general partner. Commencing on the fifth anniversary of the Partnership, the management fee dropped to 3% of the value of the Partnership's assets which amounted to $200,000 per year. The Partnership sold all its assets effective January 1, 2001 and was wound up prior to December 31, 2001.

ITEM 2            PROPERTIES:

         Oil and Gas

         Texas

         The Company holds approximately 5,813 gross (2,679 net) acres in Burleson, Brazos, and Lee Counties, Texas. Of such amount, approximately 4,456 gross (1,415 net) acres are classified as presently developed, and 1,357 gross (1,264 net) acres are classified as proven undeveloped. The Company owns interests varying from five percent (5%) to seventy-five percent (75.0%) net revenue interests in 31 wells which have been drilled on this acreage. Average gross production for fiscal year 2001 was 96 barrels of oil and 530 Mcf per day.

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

         Prior to the Heller Financing (See, "Business - Heller Financing"), the Company historically financed its exploration activities by permitting third parties to pay 100% of the costs of drilling and completing a well in exchange for 75% of the working interest. During the reworking of the Company's Austin Chalk properties, the financing for these operations will be provided from both the Company's own revenues and the Heller Financing (See Management's Discussion and Analysis- Heller Financing), although the Company does intend to continue its policy of conducting drilling operations on a Turnkey basis or fixed costs basis for third party working interests in these wells. If the well's costs of the operation is less than the fixed cost, the Company profits, and if the operations costs exceed the Turnkey cost, the Company suffers a loss. Generally, the Company has conducted operations for less than the Turnkey costs and has recorded a profit.

         Appalachian Basin

         As of September 30, 2001, the Company, either individually or through its sponsored partnerships, holds 5,477 gross (1,613 net) acres in the counties of Harrison, Randolph, and Tucker, West Virginia and Somerset, Pennsylvania. 6,098 acres (6,098 net). The Company, holds working interests varying from 20%% to 100% and net revenues interests of 6.2% to 87.4%. The Company also held a 10% profits participation interest in 38 wells, which was sold on December 14, 1999.

         Effective January 1, 2001, Developing Energy Partners I, L.P., a company sponsored partnership, sold all of its interests in 50 coalbed methane wells in Pennsylvania and 68 wells in West Virginia and Pennsylvania, consisting of 8,647 acres gross (4,306 net) of proved developed and 21,063 acres gross (9,671 net) classified as undeveloped.

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

         Minerals:

         Texas:

         Marfa Zeolite:

         The Company, through Lone Star holds title to an approximately 5,200 acre mineral lease and 100 adjacent acres in fee of high quality Zeolite in the form of clinoptilite. The lease and fee acreage are located approximately 40 miles south of Marfa, Presido County, Texas and easily accessible by paved and all weather roads as well as by rail. The Zeolite has excellent reactive properties and is the basic material in the Company's patented engineered product used for remediation of toxic and hazardous materials (See "Patent"). According to an independent professional geologist, the properties contain reserves in excess of 1,000,000,000 tons of ore.

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

         Winston "C" Kaolin:

         The Company, through CAP is the owner of five unpatented mining claims located in Sierra County, New Mexico containing approximately 800 acres, accessible by a paved road. The Kaolin ore is extremely white and of high quality and has applications for a wide variety of industrial uses. The independent professional geologist estimated reserves of 200,000,00 tones of high quality Kaolin.

         Guadalupe Perlite:

         Through CAP, the Company claimed ownership to 17 unpatented mining claims containing 1,360 acres and located on U.S. Government lands in Guadalupe County, New Mexico. An Independent professional geologist estimated the deposit to contain 200,000,000 tons of Perlite. The Perlite is of high quality and has potential uses in a wide range of industrial applications. The underlying rights to these properties have been challenged which has an adverse impact on the Company's extraction rights. The Company intends to replace/substitute other properties for these holdings until the rights challenge can be resolved.

         Utah

         Beaver Zeolite:

         The Company, through CAP owns the title to 11 unpatented mineral claims located on U.S. Government lands in Bear County, Utah and containing approximately 220 acres. The claims are accessible by good roads and are within a distance of 40 miles from a railroad siding in Milford, Utah. According to an independent professional geologist, the claims contain 500,000,000 tons of Zeolite in the form of high quality clinoptilite.

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

         The Patent:

         The Company's wholly owned subsidiary, Matrix-Loc, is the owner of U.S. Patent No. 5387738, upon which an engineered product is based which utilizes all naturally occurring non-hazardous minerals for the remediation of sites contaminated with hazardous and/or toxic materials. Typically, the remediation of these sites is necessary in order to meet quality control regulation for air, land and water enforced by the Environmental Protection Agency and various other state and Federal environmental regulatory agencies. The patented engineered product is marketed by CAMI under the trademark of the CA Series. Each of these engineered environmental products is designed for specific project site requirements based on the nature of the on-site contaminant, the size of the project and specific treatment requirements.

         The CA Series have been proven effective, through the use of a catalytically enhanced chemical exchange process in permanently changing many hazardous metals to a non-hazardous state and through molecular sieve and/or absorption processes in removing ("site remediation") many hazardous hydrocarbon and nitrate contaminants.

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

         Marketing and Production Oil and Gas:

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

------------------------------------------- ------------------------------------------------ ----------------------------
                                                                                                    Percentage of
             Production Area                                Name of Location                    Production Purchased
              of Operation                                    of Purchaser                            By State
------------------------------------------- ------------------------------------------------ ----------------------------
Texas                     Oil Production    Gulfmark Energy(2)
                                            Houston, Texas                                              99.5%
------------------------------------------- ------------------------------------------------ ----------------------------
                          Gas Production    Aquila Southwest Pipeline Corp.*
                                            San Antonio, Texas                                          59.8%
------------------------------------------- ------------------------------------------------ ----------------------------
                                            Mitchell Gas Marketing Services**
                                            Houston, Texas                                              36.8%
------------------------------------------- ------------------------------------------------ ----------------------------
Pennsylvania           Gas Production ***   Enron North American Corp.
                                            Houston, Texas                                              39.0%
------------------------------------------- ------------------------------------------------ ----------------------------
                                            Dominion Field Services Co. Inc.
                                            Pittsburgh, Pennsylvania                                    40.5%
------------------------------------------- ------------------------------------------------ ----------------------------

------------------------------------------- ------------------------------------------------ ----------------------------
West Virginia          Gas Production ***   Dominion
                                            Pittsburgh, Pennsylvania                                    47.4%
------------------------------------------- ------------------------------------------------ ----------------------------
                                            Gas Transmission
                                            Charleston ,West Virginia                                   52.0%
------------------------------------------- ------------------------------------------------ ----------------------------

------------------------------------------- ------------------------------------------------ ----------------------------
Oklahoma                 Oil Production     Sand Point
                                            Oklahoma City, Oklahoma                                      5.5%
------------------------------------------- ------------------------------------------------ ----------------------------
                         Oil Production     Tri-Power Resources                                         94.5%
                                            Ardmore, Oklahoma
------------------------------------------- ------------------------------------------------ ----------------------------

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

** Gas production from the remaining wells in the Giddings Field is sold under a contract ending in April, 2000, at a base price of $2.00 per Mmbtu on a month-to-month contract to Austin Chalk Natural Gas Marketing Services. The effect of these contracts is that gas is sold at a market base price, which may be adjusted by the purchase. If the Company disagrees with a price adjustment, the sales contract may be terminated by the Company or the purchaser.

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

----------------------------------------------------------------------------
                                           Fiscal Year Ended September 30
----------------------------------------------------------------------------
                                              2001               2000
----------------------------------------------------------------------------
Texas:
----------------------------------------------------------------------------
   Oil (Bbls)                                     21,534             16,737
----------------------------------------------------------------------------
   Gas (Mcf)                                      94,198             82,329
----------------------------------------------------------------------------
   Average Bbls/day                                   60                 46
----------------------------------------------------------------------------
   Average Mcf/day                                   262                226
----------------------------------------------------------------------------
----------------------------------------------------------------------------
Pennsylvania(1):
----------------------------------------------------------------------------
   Gas (Mcf)                                     434,183            423,759
----------------------------------------------------------------------------
   Average Mcf/day                                 1,206              1,161
----------------------------------------------------------------------------
----------------------------------------------------------------------------
West Virginia(1):
----------------------------------------------------------------------------
   Gas (Mcf)                                      99,466              87,56
----------------------------------------------------------------------------
   Average Mcf/day                                   276                240
----------------------------------------------------------------------------
----------------------------------------------------------------------------
Oklahoma
----------------------------------------------------------------------------
   Oil (Bbls)                                      4,754              3,939
----------------------------------------------------------------------------
   Gas (Mcf)                                      13,575             12,665
----------------------------------------------------------------------------
   Average Bbls/day                                   13                 11
----------------------------------------------------------------------------
   Average Mcf/day                                    38                 37
----------------------------------------------------------------------------
----------------------------------------------------------------------------
          TOTALS:
----------------------------------------------------------------------------
   Oil (Bbls)                                     26,288             20,676
----------------------------------------------------------------------------
   Gas (Mcf)                                     636,422            606,209
----------------------------------------------------------------------------
   Average Bbls/day                                   73                 57
----------------------------------------------------------------------------
   Average Mcf/day                                 1,768              1,661
----------------------------------------------------------------------------

-------------
(1) 19 Wells in West Virginia accounting for 67,359 mcf and 99 wells in Pennsylvania accounting for 426,019 mcf were sold by the Company's sponsored partnership, Developing Energy Partners I, L.P. as of January 1, 2001.

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

------------------------------------------------------------------------
                                                   Fiscal Year Ended
                                                     September 30
------------------------------------------------------------------------
6 MCFE = 1 Bbl.                                   2001           2000
------------------------------------------------------------------------
Texas
------------------------------------------------------------------------
   Average Sale Price Per Bbl.                    $28.39         $27.65
------------------------------------------------------------------------
   Average Sale Price Per Mcf                       5.66           3.14
------------------------------------------------------------------------
   Average Production Cost Per                      2.38           2.34
   Gas Equivalent (MCFE)
------------------------------------------------------------------------
Pennsylvania(2)
------------------------------------------------------------------------
   Average Sale Price Per Mcf                       4.91           3.06
------------------------------------------------------------------------
   Average Production Cost Per                      1.04           0.94
   Gas Equivalent
------------------------------------------------------------------------
West Virginia(3)
------------------------------------------------------------------------
   Average Sale Price Per McF                       5.10           4.11
------------------------------------------------------------------------
   Average Production Cost Per                      1.23
   Gas Equivalent (MCFE)                                           1.63
------------------------------------------------------------------------
Oklahoma
------------------------------------------------------------------------
   Average Sale Price Per Bbl                      29.07          25.90
------------------------------------------------------------------------
   Average Sale Price Per Mcf                       4.05           2.65
------------------------------------------------------------------------
   Average Production Cost Per                      3.52           3.12
   Gas Equivalent (MCFE)
------------------------------------------------------------------------
Combined Properties
------------------------------------------------------------------------
   Average Sale Price Per Bbl                      28.51          26.87
------------------------------------------------------------------------
   Average Sale Price Per Mcf                       5.07           3.18
------------------------------------------------------------------------
   Average Production Cost per                      1.57           1.48
   Gas Equivalent (MDFE)
------------------------------------------------------------------------
         For the purpose of determining gas equivalent, Oil has been converted to gas at the rate of 1 Barrel per 6 Mcf.

-------------
(1) 99 wells in Pennsylvania were sold as of January 1, 2001. The average price per mcf for these wells was 4.19. These wells constituted 98% of the Company's Pennsylvania production.
(2) 19 wells in West Virginia were sold as of January 1, 2001. The average price per mcf for these wells was $6.02. Those wells constituted 68% of the Company's West Virginia production.

Wells and Acreage:

         The following tables set forth certain information as of September 30:

-------------------------------------------------------------------------------
                                      Gross Wells                 Net Wells
-------------------------------------------------------------------------------
            Well Count             2001         2000            2001      2000
-------------------------------------------------------------------------------
Texas                               31           40            19.68     25.39
-------------------------------------------------------------------------------
Pennsylvania(4)                      2          101                2     30.07
-------------------------------------------------------------------------------
West Virginia(5)                     7           26             2.41      9.94
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Oklahoma                            75           75            10.18     10.18
-------------------------------------------------------------------------------
     Total                         115          236            34.27     75.58
-------------------------------------------------------------------------------


-------------------------------------------------------------------------------
                                      Gross Acres                  Net Acres
-------------------------------------------------------------------------------
         Developed Acreage         2001         2000            2001      2000
-------------------------------------------------------------------------------
Texas                              4,456        5,259           1,415     1,778
-------------------------------------------------------------------------------
Pennsylvania(1)                    1,280        8,160           1,280     4,828
-------------------------------------------------------------------------------
West Virginia(2)                   2,480        4,247             693     1,451
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Oklahoma)                          2,013        2,013             313       313
-------------------------------------------------------------------------------
     Total                        10,229       19,679           3,710     8,370
-------------------------------------------------------------------------------


-------------------------------------------------------------------------------
                                      Gross Acres                  Net Acres
-------------------------------------------------------------------------------
        Undeveloped Acreage        2001         2000            2001       2000
-------------------------------------------------------------------------------
Texas                              1,357        1,841           1,264     1,748
-------------------------------------------------------------------------------
Pennsylvania(1)                    4,818       25,673           4,818    14,397
-------------------------------------------------------------------------------
West Virginia(2)                   2,997        3,055             920       952
-------------------------------------------------------------------------------
Oklahoma                           1,790        1,790             194       194
-------------------------------------------------------------------------------
     Total                        10,962       32,359           7,196    17,291
-------------------------------------------------------------------------------

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

-------------
(1) Effective January 1, 2001, the Company's sponsored partnership sold 99 gross wells (28.07 net wells), in Pennsylvania. These wells covered 6,880 developed gross acres (3,548 net) and 20,855 undeveloped gross acres (9,579 net).
(2) Effective January 1, 2001, the Company's sponsored partnership sold 19 gross wells (7.54 net wells) in West Virginia. These wells covered 1,767 developed acres (758 net) and 1,250 undeveloped gross acres (531 net).

===============================================================================
                                  EXPLORATORY WELLS
-------------------------------------------------------------------------------
     YEAR DRILLED             PRODUCERS          DRY HOLES          TOTAL
-------------------------------------------------------------------------------
          2001                   0                  0                0
-------------------------------------------------------------------------------
          2000                   0                  0                0
-------------------------------------------------------------------------------
          1999                   0                  0                0
-------------------------------------------------------------------------------
                                  DEVELOPMENT WELLS
-------------------------------------------------------------------------------
          2001                   0                  0                0
-------------------------------------------------------------------------------
          2000                   0                  0                0
-------------------------------------------------------------------------------
         1999                    10                 0                10
===============================================================================

         Because of the rebound in oil and gas prices during FY00, the Company focused on reworking operations on its producing properties in Texas and Oklahoma. In the Appalachian Basin operations, the Company, through its Developing Energy Partners I, L.P., focused on maintaining and enhancing production from its producing wells in Pennsylvania and West Virginia. The Company's partnership did not participate in the drilling of any wells on its Blacklick Creek CBM Project acreage located central Pennsylvania during fiscal 2000. (See, "Business" and "Properties - Operations".)

         Proved Reserves:

         The Company causes to be prepared an annual estimate of oil and gas reserves. The Company has not filed reserves estimates with any United States authority or agency, other than estimates previously filed with the Commission.

         The following table sets forth the proved reserves of the Company as of September 30, 2001 and September 30, 2000.

         The figures for Westlands as of September 30, 2001 were taken by the Company from the reserve report as of September 30, 2001 prepared by Netherland Sewell and Associates, Inc., independent petroleum engineers, for the Texas and Oklahoma properties as reviewed by the Company's consultants, and from the reports prepared by Huntley and Huntley, Independent Petroleum Engineers, dated as of September 30, 1996 for the Blacklick coal bed methane property, and September 30, 1997 for the remaining Appalachian properties in Pennsylvania and West Virginia. The Company extrapolated the values for the properties by subtracting actual production from the reserve report through September 30, 2001 and then adjusted its reserves for performance based on decline curves for each well.

                                  Net Reserves

------------------------------------------------------------------------------
                                                       Year Ended Reserves
                                                           September 30,
------------------------------------------------------------------------------
Proved Developed Reserves                            2001               2000

------------------------------------------------------------------------------
C X C (BBLS)
------------------------------------------------------------------------------
   Texas                                            45,290             69,608
------------------------------------------------------------------------------
   Oklahoma                                         14,687             23,204
------------------------------------------------------------------------------
------------------------------------------------------------------------------
   Pennsylvania(6)                                       0                  0
------------------------------------------------------------------------------
   West Virginia(7)                                      0                  0
------------------------------------------------------------------------------
------------------------------------------------------------------------------
          Total                                     59,977             92,812
------------------------------------------------------------------------------
Gas (MCF)
------------------------------------------------------------------------------
   Texas                                           278,201            330,819
------------------------------------------------------------------------------
   Oklahoma                                          9,210             77,982
------------------------------------------------------------------------------
------------------------------------------------------------------------------
   Pennsylvania(1)                                  36,001          3,837,455
------------------------------------------------------------------------------
   West Virginia(2)                                225,387            537,602
------------------------------------------------------------------------------
------------------------------------------------------------------------------
           Total                                   272,799          4,783,858
------------------------------------------------------------------------------


-------------
(1) Effective January 1, 2001, the Company's sponsored partnership sold net proved developed reserves of 2,607,034 in Pennsylvania.
(2) Effective January 1, 2001, the Company's sponsored partnership sold net proved developed reserves of 180,209 in West Virginia.

-----------------------------------------------------------------------------
                                                       Year End Reserves
                                                          September 30,
-----------------------------------------------------------------------------
Proved, Undeveloped Reserves                       2001               2000
-----------------------------------------------------------------------------
C X C (Bbls)
-----------------------------------------------------------------------------
   Texas                                          582,639            506,342
-----------------------------------------------------------------------------
   Oklahoma                                             0                  0
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
   Pennsylvania (1)                                     0                  0
-----------------------------------------------------------------------------
   West Virginia                                        0                  0
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
          Total                                   582,639            506,342
-----------------------------------------------------------------------------
Gas (Mcf)
-----------------------------------------------------------------------------
   Texas                                        3,413,306          3,220,500
-----------------------------------------------------------------------------
   Oklahoma                                             0                  0
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
   Pennsylvania(1)                                      0            341,708
-----------------------------------------------------------------------------
   West Virginia                                        0                  0
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
          Totals                                3,413,306          3,562,208
-----------------------------------------------------------------------------

         All of the above stated reserves are located on-shore within the United States.

---------------
(1) Effective January 1, 2001, the Company's sponsored partnership sold 301,942 proven undeveloped net gas reserves in Pennsylvania

                 Estimated Future Net Revenues and Present Worth

         Estimated future net revenues of the Company's net oil and gas reserves at the date indicated and the present worth thereof employing a ten percent (10%) discount factor is set forth in the following tabulation:

                    Future Net Revenues
                        September 30                2001               2000
                        ------------                ----               ----
         Proved Oil and Gas Reserves             18,282,127        $30,184,970
         Proved Developed Oil and Gas Reserves    5,405,193        $14,736,927

                        Present Worth
                        September 30                2001               2000
                        ------------                ----               ----
         Proved Oil and Gas Reserves             12,172,891        $20,768,632
         Proved Developed Oil and Gas Reserves    3,940,415         $9,836,967

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

         Marketing and Production:  Mineral Properties and Timer:

         CAMI Interests:

         The reserves of the mineral deposits owed by CAMI, the Company's wholly owned subsidiary, were evaluated and estimated by Leroy E. Kissinger, an independent professional geologist and are outlined below:

State                    Mineral                    Inferred Tonnage
-----                    -------                    ----------------
Texas                    Zeolite                       1,000,000,000
Utah                     Zeolite                         500,000,000
New Mexico               Calcium Carbonate             1,300,000,000
New Mexico               Kaolin                          200,000,000
New Mexico               Perlite                         200,000,000
                                                       -------------
                                                       3,200,000,000
         Timber Rights:

         Effective September 29, 1995, the Company acquired all of the outstanding shares of Sustainable Forest Industries ("Sustainable"), a privately held Delaware company. Sustainable owns the rights to two (2) tropical hardwood concessions in Guyana, South America. The rights to the initial concession, which encompasses 1,800 acres was acquired in September, 1995. The concession was inventoried and assessed by an independent consultant, CESO International Services, (CIS) a Canadian government affiliated entity which provides advisory services to developing countries. Based on this assessment, the commercial quantity of merchantable logs is 25,497 units or approximately 14,233,200 board feet equivalents. The market value of the wood in rough cut form, is estimated at roughly $5,692,000. Sustainable acquired the second hardwood concession in November, 1995 encompassing an additional 4,200 acres. Based on the inventory and assessment of CIS, the commercial quantity of merchantable logs available on that concession is 65,546 units, yielding approximately 33,671,300 board feet equivalents. The market value of the wood is a rough cut form is estimated at $12,671,000. The combined estimated appraisal value of the hardwoods available on the Company's two Guyana timber concessions is roughly $18,363,000.

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


         Marketing Agreement:

         Effective November 16, 2001, the Company entered into a Master Distribution and Marketing Agreement ("Marketing Agreement") with Sumitomo Corporation of America ("SCOA"). The Marketing Agreement covers the Company's mineral interests, timber interests, and products covered by Matrix-Loc's Patent ("Patented Products"). The Marketing Agreement establishes a "Territory" consisting of the United States, Canada, Mexico and Japan (Japan is not included in the Territory for Kaolin), in which SCOA has the exclusive rights to market and distribute the minerals, timber and Patented Products. The Marketing Agreement has an initial term of ten (10) years with automatic successive renewal periods of twenty (20) years, unless the Marketing Agreement is otherwise terminated in accordance with its provisions.

         Under the Marketing Agreement, the Company will have the responsibility to mine, cut and/or manufacture the Patented Products. The Company will work with SCOA in the development of markets and marketing materials. SCOA shall have the principal duty and obligation to diligently market the minerals, timbers and Patented Products.

         The Marketing Agreement provides for a sharing of "profits", after recovery of certain costs associated with the mining, cutting, production and marketing.

         The Marketing Agreement does provide for certain termination costs to be paid by the Company should the Company sell the minerals and/or without the purchaser assuming the Marketing Agreement or a change in control of the Company with the resultant rejection of the Marketing Agreement. (See, "Antitakeover Provisions").

         The Marketing Agreement will allow the Company to take advantage of SCOA's extensive marketing and sales expertise, and is viewed to be highly beneficial to the future success of the Company.

ITEM 3      LEGAL PROCEEDINGS

         Triad Pipe & Steel, Inc. v. Westlands Resources Corporation and Daleco Resources, Inc., In The District Court of Harris County, Texas, Case No. 97-44587. Triad Pipe & Steel, Inc. ("Triad") supplied tubing for the reworking of the "Jody Well." Triad commenced its original suit on or about August 25, 1997 prior to the Company's Settlement Agreement with Reserve Production, Inc., Liquidating Trust and Reserve Production Liquidating Partnership (collectively the "Trust") and filed an amended complaint filed on or about November 18, 1997. By Order dated May 4, 1998, the matter was fully resolved and the case dismissed against the Company as a result of the Trust's payment, in full, of Triad's claim.

         Southland Drilling Company, a Division of Triad Drilling Company v. Westlands Resources Corporation, Daleco Resources Corporation and Tri-Coastal Energy, L.P., Case No. 98-34542, In the 270th Judicial District Court of Harris County, Texas. On or about July 21, 1998, Southland Drilling Company ("Southland") commenced a lawsuit against the Company and its subsidiaries Westlands and Tri-Coastal. The lawsuit sought to recover the amount of $260,577.66 allegedly due and owing for work performed on the DRC GA #3 Well and the DRC VI #1 Well, Burleson County, Texas. The Company settled this matter by the filing of a Joint Motion for Entry of Agreed Judgement on December 1, 2000. Under the terms of the agreement, the Company is obligated to pay Southland $300,000 ("Settlement Payment") and has given a judgment note in that amount to Southland. The Company had 90 days from settlement in which to pay the note during which period Southland will forbear from taking any action. The Company failed to make the Settlement Payment within the ninety (90) day period. On or about September 20, 2001, the Company entered into a Stock Purchase Agreement with Terra Silex Holdings, LLC, ("Terra Silex Agreement"). Terra Silex acquired the Southland judgment, caused it to be marked satisfied and filed a release of the judgment with the Court.

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

         Mr. Amir satisfied his obligation under his guaranty to purchase one-half or 8,000 shares from the Plaintiffs. The Company entered into Stipulation for the Entry of Final Judgment and Judgment thereon as to Daleco Resources Corporation, pursuant to which the Company had until August 1, 2001 in which to redeem the remaining 8,000 shares for $400,000 plus accrued interest through the date of settlement at a rate of ten percent (10%) per annum. The Kanes have been extending the period by which the Company has to resolve this matter month to month. In consideration for their continued extensions, the Company issued to the Kanes 50,000 shares of Common Stock on May 11, 2001. On December 7, 2001, the Company paid the Kanes $90,000 representing all accrued and unpaid dividends on the Series A Preferred Stock through December 31, 2001. No further dividend payments are due until the end of January, 2002.

         Mr. Erlich has filed a Cross Complaint against the Company for payment of his obligation under his guarantee.

                  Elizabeth McFadden v. BBC/DRI Blacklick Joint Venture, Belden & Blake Corporation and Deven Resources, Inc., Civil Action--Equity, No. 50640 CD 2001, Court of Common Pleas, Indiana County, Pennsylvania.

                  This action was commenced by Plaintiff to prevent Belden & Blake Corporation from laying a pipeline and utilization of an easement across Plaintiff's property. Plaintiff's action had been dismissed once, and Plaintiff had refiled the complaint allegedly addressing new issues and adding Deven Resources, Inc. as a new defendant.

                  Developing Energy Partners I, L.P. ("DEP"), for which Deven Resources, Inc. ("DRI") was the general partner, owned a 40% interest in BBC/DRI Blacklick Joint Venture ("Joint Venture"). Belden & Blake Corporation ("BBC") owned the remaining 60% of the Joint Venture prior to September 28, 2001 at which time it acquired the 40% interest held by DEP. The pipeline and utilization of the easement by BBC which are the subject of this action are attributable to wells drilled on acreage under lease to the Joint Venture ("BBC Wells"). DEP went non-consent on the BBC Wells. Under the Joint Venture agreement, since DEP went non-consent on the BBC Wells, DEP had no responsibility or liability for any costs associated with the BBC Wells. Since the pipeline and easement usage across the lands of the Plaintiff was exclusively related to the BBC Wells, DEP had no liability for the costs associated with this lawsuit. The relief sought by the lawsuit is to enjoin BBC from laying its lines across the Plaintiff's property and for damages to the surface of Plaintiff's property resulting from BBC's actions.

                  We believe that neither DEP nor DRI would have any liability arising out of this cause of action.


ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders in the fourth quarter of Fiscal Year 2001.

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

         The range of the high and low bid prices, by quarters, for fiscal years 2000 and 1999, commencing with the first quarter of the fiscal year ended September 30, 2000 for the Company's Common Stock is as follows:

                                          Over the Counter
                    Fiscal Year End         (Bid Prices)
                    September 30                US $
                    ------------          ----------------

                                          High        Low
                                          ----        ---

                    2000 - 1st Qtr.       0.656       0.313

                    2000 - 2nd Qtr.       0.875       0.125

                    2000 - 3rd Qtr.       0.688       0.188

                    2000 - 4th Qtr.       0.547       0.250

                    2001 - 1st Qtr.       1.750       0.500

                    2001 - 2nd Qtr.       1.063       0.250

                    2001 - 3rd Qtr.       1.550       0.260

                    2001 - 4th Qtr.       1.150       0.850



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

Sales Of Securities:

         On September 20, 2001, the Company entered into a Stock Purchase Agreement with Terra Silex Holdings, LLC, ("Terra Silex") ("Terra Silex Agreement") pursuant to which the Company agreed to sell Terra Silex up to 1,800,000 shares of Common Stock at a price of $1.25 per share. At the time of the Terra Silex Agreement, the market price of the Company's Common Stock was $1.05.

         The Terra Silex Agreement provides for the purchase of the Common Stock in three (3) tranches. At closing, Terra Silex acquired 400,000 shares. The second tranche was to close within 60 days, subject to Terra Silex's satisfactory completion of its due diligence. The second tranche for another 400,000 shares closed on November 20, 2001. The third tranche for 1,000,000 shares is to close 60 days after the second tranche closing, subject to Terra Silex's continued satisfactory due diligence. Terra Silex was also granted a warrant for 500,000 shares. The term of the warrant is for five (5) years at an exercise price of $1.25.

         On November 16, 2001, the Company entered into a Stock Purchase Agreement with Sumitomo Corporation of America ("SCOA") ("SCOA SPA"). Under the SCOA SPA, the Company sold 640,000 shares of Common Stock to SCOA for $800,000 or $1.25 per share. On the date of the SCOA SPA, the price per share of the Common Stock was trading at or below $1.25. SCOA also received a five (5) year warrant for 1,700,000 shares of Common Stock at prices ranging from $2.00 for the first 850,000 shares, $2.50 for the next 510,000 shares; and $3.00 for the remaining 340,000 shares of Common Stock.

         Under both the Terra Silex Agreement and the SCOA SPA, the parties are entitled to have one representative appointed to the Company's Board of Directors at the time of the closing. Terra Silex is entitled to have a second director appointed upon its funding of the third tranche. SCOA is entitled to an "observer" to the Board of Directors until such time as it has exercised not less than 860,000 of the warrant shares. At such time as SCOA has a total of 1,500,000 shares acquired through the SCOA SPA, then its "observer" will be appointed as SCOA's second director.

         Also on November 16, 2001, SCOA and the Company entered into a Master Distribution and Marketing Agreement ("Marketing Agreement"). The Marketing Agreement granted SCOA five (5) year warrants for 540,000 shares with an exercise price of $2.00 per share for the first 108,000 shares, $2.50 per share for the next 162,000 shares and $3.00 per share for the remaining 270,000 shares.

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

         The fiscal year ended September 30, 2001, was marked by a number of events some of which were beyond the control of management. The Company's remaining partnership, Developing Energy Partners I, L.P. sold all of its assets on September 28, 2001 effective January 1, 2001. Additionally, the Company continued to explore the potential for its minerals and timber sales. Effective September 20, 2001, the Company entered into a Stock Purchase Agreement with Terra Silex Holdings, LLC ("Terra Silex Agreement"). (See Item 4, Sales of Securities). The Terra Silex Agreement provides for the purchase of up to 1,800,000 shares in three (3) tranches at a cost of $1.25 per share. On September 20, 2001, Terra Silex funded the first tranche for Five Hundred Thousand Dollars $500,000 and received 400,000 shares. Out of the $500,000 allocated to the first tranche $350,000 went to the settlement of the Southland Litigation. Terra Silex executed the second tranche for $500,000 (400,000 shares) on November 17, 2001 and has advised the Company that it intends to exercise the third tranche for $1,250,000 (1,000,000 shares) on or before January 16, 2002.

         On November 16, 2001, the Company entered into a Stock Purchase Agreement with Sumitomo Corporation of America ("SCOA") ("SCOA SPA") (See item 4, Sales of Securities).


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

Fiscal 2001

         Fiscal 2001 was a refocusing year for the Company. As a result of its acquisition of CAMI in September 2000, the Company redirected its focus from its traditional oil and gas interests into capitalizing on its mineral properties. To facilitate the growth of interest in its minerals, the Company participated in the development of The Natural Resource Exchange, Inc., an internet pilot firm for the advertising and sale of natural resources through the internet. The Company also acquired 16/6, Inc., a technology company for the enhancement of The Natural Resource Exchange and development of other proprietary software.

         Early in the second quarter of FY 2001, the Company began discussions with SCOA regarding SCOA's potential investment in the Company and the utilization of SCOA's vast marketing network for the development of markets and distribution of the Company's minerals, timber products and patented products. These discussions continued throughout the remainder of FY 2001 culminating in the SCOA SPA and Marketing Agreement being entered into as of November 16, 2001.

         Additionally, in the fourth quarter of FY 2001, the Company entered into the Terra Silex Agreement which provided needed working capital and allowed for the resolution of the Southland Litigation.

         The Company's last remaining partnership, Developing Energy Partners I, L.P. ("DEP") sold all of its assets on September 28, 2001 effective as of January 1, 2001. This sale and the winding up of DEP will allow the Company to focus on the sale of its minerals, timber and patented products with SCOA which the Company anticipates will be for more lucrative and beneficial to the Company's shareholders.

         Administrative expenses for Fiscal 2001 were $601,238 as compared to $402,593 for Fiscal 2000.

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

Liquidity and Capital Resources

         Prior to the Heller Financing, the Company historically financed its operations through cash flow from operating activities. Well drilling costs were historically been met by selling interests in a well to be drilled on a turnkey or fixed costs basis to a few individuals having close ties to the Company and its founders. Typically, the Company has recognized a profit in these turnkey arrangements; since it has been able to contract for the drilling of the wells on a cost basis less that the turnkey price. The Company has also been able to secure a free or "carried interest" in these wells as part of the arrangement. As a result of the Heller financing, the Company, while still conducting drilling on a turnkey basis, has abandoned its former approach of funding operations through internally generated cash flow, and accelerated the reworking, re-completing and development of proved undeveloped reserves in an effort to increase cash flow and increase the value of the Company's reserves. While the Company still intends to use cash flow for operations where appropriate, the Company believes that it was more prudent to accelerate development to take advantage of the improved market for hydrocarbons and realize the potential of the Company's reserves. As a result of Heller's declaration of default in January 1999, the Company has not realized any significant cash flow from the properties. With the increase of the world wide prices for crude oil, the Company anticipates that it may realize cash flow from these properties in the future.

         Throughout the fiscal year, additional funds were made available to the Company by its controlling shareholder, Mr. Amir in the form of unsecured loans (See, "Certain Relationships" and "Related Transactions".) At the end of Fiscal 2001, the amount owed to Mr. Amir was $813,048 (this amount includes principal and accrued and unpaid interest on notes of $691,283, plus accrued dividends and other expense reimbursement of $121,810). Additionally, the Company owed Mr. Erlich, a former officer and director of the Company $ 111,180 (which amount includes principal and accrued and unpaid interest). The Company remains indebted to four individuals from whom it borrowed $145,000 in July 1998, one of whom was Mr. Amir ("July 1998 Obligations"), Sonata Investment Company, Ltd, from whom it borrowed $250,000 in May 1997 ("Sonata Obligation") and $42,000 in August 2001. In each case the July 1998 Obligations and the Sonata Obligation are in default although none of the note holders has made a demand for payment. See Note 8 to the Financials attached.

         During the Fiscal year, $1,239,809 was recorded in depletion, depreciation and amortization costs. This charge is primarily attributable to normal depletion of the Company's oil and gas holding, charges against prior debt costs and an acceleration in the charges against the timber property acquisition costs.

         The Company believes that its relations with trade creditors are good and foresees no immediate problems in deferring payments for a short time or making other necessary arrangements to meet its obligations.

Capital Expenditures

         During Fiscal 2001, the Company and/or its related entities did not participated in the drilling of any new wells. The Company, through its related entities, participated in various reworking and repair operations on wells comprising its oil and gas holdings.

         Other than the payment of annual fees to maintain its concessions in Guyana, the Company had no capital expenditures for its Timber operations in Fiscal 2001.

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

         At the time of the acquisition, CAMI owned three subsidiaries: CA Properties, Inc., a Nevada corporation ("CAP"); Lone Star Minerals, Inc., a Nevada corporation ("Lone Star"); and Matrix-Loc, Inc., a Texas corporation ("Matrix-Loc").

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

         Terra Silex Agreement:

         On September 20, 2001, the Company entered into a Stock Purchase Agreement with Terra Silex Holdings, LLC ("Terra Silex") ("Terra Silex Agreement") pursuant to which the Company agreed to sell Terra Silex up to 1,800,000 shares of Common Stock at a price of $1.25 per share. At the time of the Terra Silex Agreement, the market price of the Company's Common Stock was $1.05.

         The Terra Silex Agreement provides for the purchase of the Common Stock in three (3) tranches. At closing, Terra Silex acquired 400,00 shares. The second tranche was to close within sixty (60) days, subject to Terra Silex's satisfactory completion of its due diligence. The second tranche for another 400,000 shares closed on November 20, 2001. The third tranche for 1,000,000 shares is to close sixty (60) days after the second tranche closing, subject to Terra Silex's continued satisfactory due diligence. Terra Silex was also granted a warrant for 500,000 shares. The term of the warrant for five (5) years at an exercise price of $1.25.

         SCOA SPA:

         Effective, November 16, 2001, the Company entered into a Stock Purchase Agreement with Sumitomo Corporation of America ("SCOA") ("SCOA SPA"). The SCOA SPA provided for the purchase of 640,000 shares of Company Common Stock at a price of $1.25 per share. The SCOA SPA also granted SCOA 1,700,000 warrants, at exercise prices ranging from $2.00 per share for the first 850,000 shares, $2.50 per share for the next 510,000 shares and $3.00 per share for the remaining 340,000 shares.

         The SCOA SPA provides for SCOA to nominate one person to serve as a director of the Company and also to have an "observer" present at the meetings of the Board of Directors. At such time as SCOA has acquired at least 1,500,000 shares under the SPA through the exercise of its warrants plus the additional acquisition (640,000 original purchase shares plus 860,000 warrant shares) the observer shall be nominated to serve as a director of the Company.

         Also on November 16, 2001, the Company entered into a Master Distribution and Marketing Agreement ("Marketing Agreement") with SCOA. Under the Marketing Agreement, SCOA received warrants for 540,000 shares. These warrants have a five (5) year term and have an exercise price of $2.00 per share for the first 108,000 shares, $2.50 per share for the next 162,000 shares and $3.00 per share for the remaining 270,000 shares.

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

* Standardized Measure of Discounted Future Net Cash Flow from Estimated Production of Proved Oil and Gas Reserves

*     Summary of Changes in Standardized Measure of Discounted Future Net Cash
      Flows

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and
Stockholders of Daleco Resources Corporation


We have audited the accompanying consolidated balance sheets of Daleco Resources Corporation and subsidiaries as of September 30, 2001 and September 30, 2000, and the related consolidated statements of loss, deficit, and cash flows for each of the two years ended September 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Daleco Resources Corporation and subsidiaries as of September 30, 2001 and 2000, and the results of operations and its cash flows for each of the two years then ended September 30, 2001, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered significant recurring net losses, negative operating cash flow, and has uncertainly relative to full recoverability of assets including Clean Age Minerals, Inc., which raise some doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                              /s/ Jay J. Shapiro
                                              ----------------------------------
                                              Jay J. Shapiro, C.P.A.
                                              A Professional Corporation

Encino, California
January 15, 2002

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2001 AND 2000

===================================================================================
                                                         2001             2000
 ASSETS
 Current Assets
         Cash Accounts                                $  2,501,040    $    109,235
         C/Ds                                               75,000          75,000
         Account receivables                               310,936         838,649
         Jib Receivables                                      --              --
         Prepaid Mineral Royalties (note 5c)               409,642            --
         Other Current Assets                               18,274          11,474
                                                      ------------    ------------
                               Total Current Assets   $  3,314,891    $  1,034,358
                                                      ------------    ------------
Other Assets
         Investment in Mining Joint Venture                 $-----          $-----
         Goodwill                                          813,357         813,357
         Accumulated Amortization Goodwill                (813,357)        813,357
                  Net Goodwill                                --              --
         Debt Placement Costs                              584,815         584,815
         Accumulated Amortization                         (584,815)       (515,689)
                  Net Debt Placement Costs                    --            69,126
         Equity Placement Costs                               --              --
         Accumulated Amortization Equity Costs                --              --
                  Net Equity Placement                        --              --
         Other Assets                                         --              --
                               Total Other Assets     $      -----    $     69,126
                                                      ============    ============
Fixed Assets
         Oil and Gas Properties (note 3)              $ 12,607,950    $ 12,607,950
         Accumulated DD&A                               (5,807,950)     (5,563,687)
                  Net Oil and Gas Property               6,800,000       7,044,263
         Mineral Properties (note 5)                    12,609,100      12,609,100
         Accumulated DD&A                                     --              --
                  Net Mineral Property                  12,609,100      12,609,100
         Timber Properties (note 4)                      1,028,342       1,028,342
         Accumulated DD&A                               (1,028,342)       (728,342)
                  Net Timber Property                         --           300,000
         Technology/Patent Rights (note 6)               7,767,000       6,594,500
         Accumulated DD&A                                 (633,363)           --
                  Net Tech./Patent Rights                7,133,637       6,594,500
         Property, Equipment, Furniture & Fixtures         485,648         485,648
         Accum. Depr (P, E, P &  P)                       (173,020)        (90,878)
                  Net (P, E, P & P)                        312,628         394,770
         Leasehold Improvements                               --              --
         Accu. Amort. (Lease  Improvements)                   --              --
                  Net Lease Improvements                      --              --
                                                      ------------    ------------
                  Total Fixed Assets                  $ 26,855,365    $ 26,942,633
                                                      ============    ============
                  Total Assets                        $ 30,170,256    $ 28,046,117
                                                      ============    ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2001 AND 2000

=================================================================================================
                                                                        2001            2000
LIABILITIES
Current Liabilities
         Trade A/P                                                  $  1,403,176    $  1,782,021
         Notes Payable (note 7)                                          559,881         586,237
         Note Due related Pty (note 8)                                   633,489         536,446
         HFI Financing (note 10a)                                      5,154,783       5,154,783
         Loans--1st Regional (note 10d)                                  100,000         100,000
         Sonata and Standard Energy  Financing (notes 7b and 10b)        349,092         307,092
         Accrued Interest Expense (notes 10a and 10b)                  2,188,226       1,863,254
         Accrued Dividend Expense (notes 11d and 16)                   1,701,689          58,311
         Accrued Expense Reimbursements                                   43,454          54,816
         Accrued Salary Expense                                          111,220            --
                                   Total Current Liabilities        $ 12,245,009    $ 10,442,959

Long Term Debt                                                      $         --    $         --

         Total Long Term Debt                                       $         --    $         --
         Total Liabilities                                          $ 12,245,009    $ 10,442,959

EQUITY
         Beginning Retained Earnings                                $(16,432,676)   $(15,670,775)
         Current Period Income/(loss)                                 (1,510,911)     (1,003,411)
         Add. Paid in Capital                                         34,882,140      34,386,140
         Preferred Stock (note 11)                                        20,178          20,178
         Common Stock (note 11)                                           48,526          31,026

                                   Total Equity                     $ 17,925,247    $ 17,763,158
                                                                    ------------    ------------
                                   Total Liabilities and Equity     $ 30,170,258    $ 28,206,117
                                                                    ============    ============






                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF LOSS
AS OF SEPTEMBER 30, 2001 AND 2000
================================================================================


                                                                         2001          2000
Revenue
 Oil and Gas Sales                                                   $ 3,644,442    $ 3,191,750
 Net Profit Interest Receipts                                               --           10,541
 Royalty Receipts                                                         29,358         18,915
 Timber Sales                                                               --             --
 Mineral Sales                                                              --             --
                                                                     -----------    -----------
         Total Operating Income                                      $ 3,673,800    $ 3,221,206
                                                                     -----------    -----------
Interest Income                                                             --             --
Well Management                                                          264,339        383,597
Ptr. Management                                                           52,078         96,646
Other Income                                                           2,234,722        878,685
                                                                     -----------    -----------
         Total Other Income                                          $ 2,551,139    $ 1,358,928
                                                                     -----------    -----------
         Total Income                                                $ 6,224,939    $ 4,580,134
                                                                     ===========    ===========
Expenses
Lease Operating Expenses--Oil and Gas                                $ 1,186,240    $ 1,127,436
Lease Operating Expenses--Timber                                            --             --
Lease Operating Expenses--Minerals                                        73,288           --
Net Profit Interest Expenses                                                --             --
Prod Tax                                                                 136,333        136,667
DD&A (includes Depreciation) (note 4)                                  1,459,768        713,775
Third Party Distributions                                              3,007,617      1,750,410
                                                                     -----------    -----------
         Total Property Expense                                      $ 5,863,246    $ 3,728,288
                                                                     -----------    -----------

Interest Expense                                                         781,443        928,776

General and Administrative Expenses                                      601,238        402,593
Legal and Professional Expenses                                          408,207        413,692
Financial Advisor Fees                                                      --             --
Shareholder Information                                                   12,592          6,509
Amortization of Debt Costs                                                69,124        103,689
Amortization of Goodwill                                                    --             --
                                                                     -----------    -----------
         Total Expenses                                              $ 7,735,849    $ 5,583,547
                                                                     ===========    ===========
Net Income (Loss)                                                    $(1,510,910)   $(1,003,413)
                                                                     ===========    ===========
Basic and Fully Diluted Net Loss per Share (note 12(c))           $(0.31)/$(0.06) $(0.32/$(0.04)
                                                                  ==============  ==============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
AS OF SEPTEMBER 30, 2001 and 2000


=========================================================================================================================
                                                                   2001                                     2000
Common Stock Outstanding                               --------------------------              --------------------------
     Shares
                Beginning of Period                    3,102,574                               3,102,574
                Issued                                 1,750,000                                       0
                Cancelled                                      0                                       0
                End of Period                          4,852,574                               3,102,574
     Value at Par ($.01/Share)                                            $48,526                                 $31,026

Preferred Stock Outstanding
     Shares Class "A"
                Beginning of Period                       16,000                                  16,000
                Issued                                         0                                       0
                Converted to Common                            0                                       0
                Canceled                                       0                                       0
                End of Period                             16,000                                  16,000
Value at Par ($.01/Share)                                                    $160                                    $160

     Shares Class "B"
                Beginning of Period                    2,001,800                                       0
                Issued                                         0                               2,001,800
                Converted to Common                            0                                       0
                Cancelled                                      0                                       0
                End of Period                          2,001,800                               2,001,800
     Value at Par ($.01/Share)                                            $20,018                                 $20,018
                                                                          -------                                 -------
     Preferred Value at Par ($.01/Share)                                  $20,178                                 $20,178

Additional Paid in Capital
                Beginning of Period                                   $34,386,140                             $14,388,258
                Equity Placements-Capital                                 496,000                                     ---
                Equity Placements-Acq.                                  1,159,500                              19,997,882
                                                                        ---------                              ----------
                End of Period                                         $36,041,640                             $34,386,140

Accumulated Retained
Earnings/(Deficit)
                Beginning of Period                                  $(16,674,186)                           $(15,670,775)
                Income/Loss for Year                                  $(1,510,910)                             (1,003,411)
                                                                      -----------                             -----------
                End of Period                                        $(18,185,096)                           $(16,674,186)

Equity
                Beginning of Period                                   $17,763,158                             $(1,251,329)
                End of Period                                         $17,925,248                             $17,763,158
                                                                      -----------                             -----------
                Change in Equity for Period                              $162,090                             $19,014,487

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
AS OF SEPTEMBER 30, 2001 and 2000

==============================================================================================
                                                                       2001             2000
Operating Activities
Net income loss for the year                                        $(1,510,910)   $(1,003,413)
Items not affecting working capital depletion:
         Change in depletion, depreciation, and amortization for      1,459,768        713,775
         period
         Debt amortization                                               69,124        103,689
         Amortization of Good Will                                      215,011           --
                                                                    -----------    -----------
         Sub Total :                                                  1,743,903        817,464
                                                                    -----------    -----------

Items affecting working capital depletion
         (Increase)/Decrease in Other Assets                             (6,800)       (11,474)
         (Increase)/Decrease in pre-paid royalties                     (409,642)
         (Increase)/Decrease in account receivables                     527,713        308,059
         Increase/(Decrease) in Partnership Accrued Distributions     1,133,000     (1,389,286)
         Increase/(Decrease) in Trade Payables                         (378,844)        54,816
         Increase/(Decrease) in other Accrued Expenses                   99,858
         Gain (loss) on sale of oil and gas properties                     --            6,126
         Sub Total:                                                     965,286    $(1,031,759)
                                                                    -----------    -----------

Cash provided (used) by operating activities                        $   983,268    $ 1,217,708
Investing Activities
(Increase)/Decrease in subsidiary/other investments                  (1,172,500)      (426,847)
Leasing, Acquisition and Well Costs Incurred                               --             --

Cash provided from/(used for) Investing Activities                  $(1,172,500)   $  (426,847)
                                                                    -----------    -----------

Financing Activities
Increase/(decrease) in Notes due Related Parties                    $    97,043    $    47,907
Increase/(decrease) in Other Notes Due                                   15,644        773,329
Increase/(decrease) in Accrued Interest                                 324,972        732,983
Increase/(decrease) in accrued Dividends                              1,643,378        (58,311)
Dividends Paid                                                             --           21,689
Proceeds of Equity Issuance                                             500,000           --
Proceeds of Long Term Debt                                                 --             --
                                                                                   -----------
Cash provided from/(used for) financing activities                  $ 2,581,037    $ 1,634,219
                                                                    -----------    -----------

Net Increase/Decrease in cash for period                            $ 2,391,805    $   (10,336)
                                                                    ===========    ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
AS OF SEPTEMBER 30, 2001 and 2000
================================================================================

                                                                                 2001             2000
                                                                                 ----             ----
Increase/(Decrease) in Cash and Cash Equivalents                            $ 2,391,805        $(10,336)
Cash and Cash Equivalents - Beginning of Period                             $   109,235        $ 119,571
                                                                            -----------        ---------
Cash and Cash Equivalents - End of Period Cash                              $ 2,501,040        $ 109,235
                                                                            ===========        =========
Supplemental Information:

Income Taxes paid                                                                     0                0

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2001 AND 2000
================================================================================
1.       CONTINUED OPERATIONS

        The financial statements have been prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate it assets. As of September 30, 2001 the Company has reported a loss of $1,290,951. The ability of the Company to meet its total liabilities of $11.7 Million and to continue as a going concern is dependent upon the availability of future funding, achieving profitable timber operations and successful development of newly acquired mineral assets.

        As of September 30, 2001, certain of the Company's subsidiaries were in default of certain debt obligations.

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

        b.        Basis of consolidation

                  The consolidated financial statements of Daleco Resources Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company and its wholly-owned subsidiaries Westlands Resources Corporation ("Westlands", Sustainable Forest Industries Inc. ("Sustainable"), Deven Resources, Inc.("Deven"), Tri-Coastal Energy, Inc., Haly Corp., Clean Age Minerals, Incorporated, CA Properties, Inc., Lone Star Properties, Inc., Matrix-Loc, Inc. and 16/6, Inc. The Company's investments in oil and gas leases are accounted for using proportionate consolidation whereby the Company's prorata share of each of the assets, liabilities, revenues and expenses of the investments are aggregated with those of the Company in its financial statements. The Companies investments in minerals are accounted for using purchasing accounting methods.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2001 AND 2000
================================================================================

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

         h.       Debt Issue Costs

                  Debt issue costs as of September 30, 1998, represent those associated with the Heller Financial, Inc. loan (see Note 10) and are being amortized over a period of five years. As of September 30, 2001, all debt issuance costs have been fully amortized.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2001 AND 2000
================================================================================

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

3.       Oil and Gas and Equipment
                                                         2001            2000
                                                         ----            ----
Proven lease acreage costs                             $5,429,996     $5,429,996

Proven undeveloped lease acreage costs                 $1,745,810     $1,745,810

Well costs                                             $5,432,145     $5,432,145
                                                       ----------     ----------
                                                      $12,607,950    $12,607,950

Accumulated depletion, depreciation and amortization    5,587,991      5,563,687

                                                       $7,019,959     $7,044,263
                                                       ----------     ----------

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2001 AND 2000
================================================================================

DD&A for FY 00 included adjustments for the divestment of certain of the Company's interests/wells located in Kansas and Oklahoma.

On September 28, 2001, effective January 1, 2001, the Company's sponsored partnership, DEP, sold all of its wells in Pennsylvania and West Virginia for $3,250,000, of which $2,234,722 was received at closing and 1,015,278 was attributed to production revenues collected between January 1, 2001 and September 28, 2001.


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

5.       Mineral Properties

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2001 AND 2000
================================================================================

         b.       Minerals and Equipment

        ---------------------------------------- -------------------------------------- --------------------------------------
                                                                 2001                                   2000
        ---------------------------------------- -------------------------------------- --------------------------------------
        Proven undeveloped lease costs                        $12,609,100                            $12,609,100
        ---------------------------------------- -------------------------------------- --------------------------------------
        Mine development costs                                          0                                      0
        ---------------------------------------- -------------------------------------- --------------------------------------
        Accumulated depletion and Depreciation                          0                                      0
                                                              -----------                            -----------
        ---------------------------------------- -------------------------------------- --------------------------------------
                                                              $12,609,100                            $12,609,100
        ---------------------------------------- -------------------------------------- --------------------------------------


      c.  Prepaid Royalties.

                  The Company received a credit in the nature of "prepaid royalties" for rents paid on the Marfa Zeolite Lease, Presidio County, Texas, and a portion of the New Mexico Oro Grande Limestone Lease in Cibola County, New Mexico.

6.       Patents & Technology

         As part of the acquisition of Clean Age Minerals, Inc. (See Note 6(a) above), the Company also acquired U.S. Patent No: 5387738. This patent, owned by Matrix-Loc, Inc. deals with a reagent and process for the remediation of water and contaminated soils.

7.       Notes Payable

         a. During the year ended September 30, 1995, the Company received $1,100,000 in return for two notes payable, with the producing wells of the Company used as collateral. Interest of 10% per annum was due monthly. In fiscal 1996, the Company repaid $300,000 of the outstanding balance. In fiscal 1997, the remaining $800,000 was converted into 16,000 shares of 10% cumulative preferred stock, at $50.00 per share ("Series A Preferred Stock"). The Series A Preferred Stock was subject to a put on August 20, 1999. The holders of the Series A Preferred Stock filed a lawsuit in the Los Angeles Superior Court, California against the Company, as well as Mr. Amir and Mr. Erlich as guarantors. Mr. Amir satisfied his obligation and purchased his, or 8,000 shares of the Series A Preferred Stock. The Company and Mr. Erlich entered into a Stipulation for the Entry of Judgment granting the Company until August 1, 2001 in which to satisfy the put for the remaining 8,000 shares of Series A Preferred Stock plus accumulated interest. (See Litigation
         Note 17). Mr. Amir has not made a demand on the Company for payment.

         b. During fiscal 1998, the Company borrowed $145,000 from four (4) persons. The debt was evidenced by Notes which matured on November 21, 1998. The Notes earned interest at 2% over the prime rate charged by the Huntingdon National Bank of Columbus, Ohio, through the maturity date, and 18% thereafter. The Noteholders were also given warrants. $75,000 in principal amount plus accrued interest due to Sonata Investment Company, Ltd. ("Sonata") was paid to Sonata on November 30, 2001. (See Note 11(b)--Warrants and Schedule IX--Short Term Borrowings). On August 1, 2001, the Company borrowed $42,000 from Standard Energy Company. This loan earned interest at 2% per annum. This loan was satisfied on November 30, 2001.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2001 AND 2000
================================================================================

8.       Due to (from) Related Parties
                                                     2001              2000
                                                     ----              ----
Net due (from) to Amir and Erlich

         Bearing interest at prime +3%              $91,062           $91,062

         Bearing interest at 7%                     542,429           463,854
                                                    -------           -------
                                                   $633,489          $554,916
                                                   --------          --------


         Mr. Amir is an officer and shareholder of the Company. Mr. Erlich is a shareholder and former officer and director of the Company. These amounts have no fixed repayment terms.

                                       2001          2000
                                       ----          ----
8% Convertible Debentures            $30,000       $30,000
                                     -------       -------

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2001 AND 2000
================================================================================

10.      Long-Term Debt

         Long-term debt of the Company consists of the following:

         a.       Heller Financial, Inc.

                  During the forth quarter of fiscal 1997, the Company entered into an arrangement with Heller Financial, Inc. ("Heller") whereby Heller agreed to provide the Company with up to $15,000,000 to rework existing horizontal wells, re-complete its vertical wells as horizontal wells, and develop additional acreage. Under the terms of the agreement, all of the properties of Westlands were transferred to a newly formed limited partnership, Tri-Coastal Energy, L.P., the general partner of which is Tri-Coastal Energy, Inc., (Tri-Coastal) and the sole limited partner of which is Westlands. Westlands is also the sole shareholder of Tri-Coastal. The amount outstanding (principle and accrued interest) under this arrangement as of September 30, 2001and 2000 , was $7,017,390 and $6,945,150, respectively. Interest on the borrowings is at prime plus 2%. Principal is paid out of 85% of the net cash flow from the properties. Additional interest is payable from 50% of the net cash flow from these properties after the payment of principal. In January 1999, Heller declared the loan to be in default, as a result of the pledged properties failure to generate the required interest payments. This was solely attributable to the decrease in the low worldwide prices for oil. As a result, the full amount of the Heller Loan has been reclassified as current debt. With the recovery of oil prices, the Heller Loan has come back into compliance, However, Heller has not rescinded its default notice. The obligations to Heller are non-recourse to the Company and payable solely out of the oil and properties pledged to Heller as collateral.

         b.       Sonata Investment Company, LTD.

                  During the third quarter of fiscal 1997, Sustainable entered into a loan agreement with Sonata Investment Company, LTD. for $250,000, which remains outstanding as of September 30, 1997. Sustainable has the right to request an additional $250,000 prior to December 31, 1999. The Company and Westlands are guarantors of the loan with Westlands (now Tri-Coastal Energy, L.P.) wells being pledged as collateral, subordinated to the Heller Financing. The loan is to be repaid out of 25% of Sustainable's net cash flow with any remaining balance due by December 31, 1999. Interest is at 12%. In addition, Sonata will receive a profits participation of 25% of the net profits of Sustainable while the loan is outstanding and 20% after the loan is repaid (after payout). Should Sustainable request the additional $250,000 from Sonata and should Sonata elect not to make said advance, then the after payout rate reduces from 20% to 15%. The full amount of this loan has been reclassified as current debt. Sonata sought and the Company agreed to grant Sonata additional collateral to secure its loan in the nature of a security interest in the Patent owned by Matrix-Loc and the mineral leases owned by subsidiaries of CAMI. The totality of the Sonata debt, plus all accrued and unpaid interest was satisfied on November 30, 2001.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2001 AND 2000
================================================================================

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

11.      Capital Stock

                                                 NUMBER OF COMMON                NUMBER OF PREFERRED
                                                SHARES, PAR  VALUE              SHARES PAR VALUE $0.01
                                                 $0.01 PER SHARE                     PER SHARE
                                                ------------------              -----------------------

Authorized                                            20,000,000                     10,000,000
                                                      ----------                     ----------

Balance as of September 30, 2000                       3,102,574                      2,017,800
                                                       =========                      =========
Issued pursuant to the Terra Silex Agreement             400,000
                                                         -------

Issued for the acquisition of 16/6th                   1,000,000
                                                       ---------
Issued for development of Natural Resource               300,000
Exchange                                                 -------

Issuance to Kanes                                         50,000
                                                          ------
Balance as of September 30, 2001                       4,852,574                      2,017,800
                                                       ---------                      =========


Upon re-domestication of the Company into the U.S. as of October 1, 1997, par value was established at $0.01 per share for both common and preferred stock. On February 24, 1998, the Company conducted a reverse 10 for 1 stock split.

        a.       Common Stock Options

                                           2001              2000
------------------------------------- ---------------- -----------------
Outstanding and Exercisable                 3,610,000           235,000
   at beginning of year
------------------------------------- ---------------- -----------------
Canceled                                        -----         (125,000)
------------------------------------- ---------------- -----------------
Granted                                         -----         3,500,000
------------------------------------- ---------------- -----------------
Exercised                                       -----             -----
                                            ---------         ---------
------------------------------------- ---------------- -----------------
Outstanding and Exercisable                 3,610,000         3,610,000
   at end of year                           =========         =========
------------------------------------- ---------------- -----------------

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2001 AND 2000
================================================================================

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

         b.       Common Stock Warrants

                  Common Stock warrants outstanding at September 30, 2001, consist of the following:

   --------------------------------- ---------------------------------------------- ----------------------- -------------------
               Issuance                             Expiration Date                         Amount           Price Per Share
   --------------------------------- ---------------------------------------------- ----------------------- -------------------

   --------------------------------- ---------------------------------------------- ----------------------- -------------------
   8% Debenture Holders and                      November 26, 2001 to                       131,000           $4.386 to
      Placement Agents (1.)                          June 8, 2002                                                $10.81
   Financing Sources (2.)                          August 1, 2002 to                        288,138            $0.55 to
                                                   November 20, 2005                                              $2.50
   --------------------------------- ---------------------------------------------- ----------------------- -------------------
   Terra Silex Warrant                           September 20, 2001 to                      125,000               $1.25
                                                   December 31, 2006
   --------------------------------- ---------------------------------------------- ----------------------- -------------------

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2001 AND 2000
================================================================================

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

                           (2.)     Common Stock Warrants Attached to Notes

                                    On July 21, 1998, a total of 218,183
                                    warrants expiring on November 20, 2005 were granted to four persons who loaned the Company a total of $145,000 in July 1998. (See Note 7b). The warrants may be exercised at any time before the expiration date at an exercise price of $0.55.

         c.       Net Income Per Share

                  Net income per share was calculated on the basis of the weighted average number of shares outstanding which amounted to 4,852,574 for the year ended September 30, 2001 (2000 - 3,102,574). For the years ended September 30, 2001 and 2000, the exercise of the options and warrants outstanding as at year end did not have a dilutive effect on the net income per share.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2001 AND 2000
================================================================================

         d.       Payment of Accrued Dividends.

                  $417,360 of accrued dividends attributable to the 8% Cumulative Convertible Preferred Stock issued in the acquisition of CAMI ("CAMI Preferred") was paid in 332,467 shares of Common Stock upon conversion of 1,198,800 shares of the CAMI Preferred Stock to Common Stock commencing October, 2001 through December 31, 2001. See also Note 16, regarding payment of $90,000 in accrued dividends on the Series A Preferred Stock held by the Kanes in December 2001.

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


13.      Segmented Information

                  Substantially all of the Company's operating activities is in oil and gas exploration and development in the United States, which is considered to be the Company's domestic energy segment. In addition, the Company has 100% owned subsidiaries involved in the harvesting of timber Concessions in Guyana, SA (timber segment) and in the extraction of industrial minerals, which comprise its mineral segment. The mineral subsidiary is also engaged in the marketing of its patented environmental technology.
                  The following table identifies customers of the Company who purchased greater than ten percent of the oil and gas produced by the Company:

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2001 AND 2000
================================================================================


                                                  2001 PERCENTAGE OF      2000 PERCENTAGE OF
                                                    TOTAL SALES (%)        TOTAL SALES (%)
Oil Production
                   GulfMark                              80.5%                  85.6%
    Tri-Power Resources                                  17.8%                   8.8%

Gas Production
    Aquila Southwest Pipeline Corp.                      11.2%                  13.3%
    Mitchell  Gas Services                               6.9%                   10.9%
    Enron North American Corp                            15.4%                  16.9%
    Dominion Gas Services, et. al.                       63.9%                  18.4%

14.      Additional Information on Petroleum and Natural Gas Activities

                                                                                               DEPRECIATION,
                                       PROPERTY                           (1) DEVELOPMENT      DEPLETION AND
                                     ACQUISITION        EXPLORATION                             AMORTIZATION
             September 30, 2001    ----                     ----                 -----            $231,566
             September 30, 2000    -----                   -----              $637,000            $106,875

                  (1) Development costs include costs associated with the developed leaseholds as well as tangible and intangible well costs.

15.      Employment Contracts and Commitments

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2001 AND 2000
================================================================================

         However, the Settlement Consideration shall not be less than two years severance even though the period between the Involuntary Personnel Action and the expiration of the Coverage Period is less than two years.

16.      Litigation Settlement and Pending Litigation


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

         Mr. Amir satisfied his obligation under his guaranty to purchase one-half or 8,000 shares from the Plaintiffs. The Company entered into Stipulation for the Entry of Final Judgment and Judgment thereon as to Daleco Resources Corporation, pursuant to which the Company shall have until August 1, 2001 in which to redeem the remaining 8,000 shares for $400,000 plus accrued interest through the date of settlement at a rate of ten percent (10%) per annum. The Kanes have been granting the Company an extension of the August 1, 2001 date on a month to month basis. On December 7, 2001, the Company paid the Kanes $90,000 representing all accrued and unpaid dividends on the Series A Preferred Stock through December 31, 2001. No further dividend payments are due until the end of January 2002.

         Mr. Erlich has filed a Cross Complaint against the Company for payment of his obligation under his guarantee.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2001 AND 2000
================================================================================

         Elizabeth McFadden v. BBC/DRI Blacklick Joint Venture, Belden & Blake Corporation and Deven Resources, Inc., Civil Action--Equity, No. 50640 CD 2001, Court of Common Pleas, Indiana County, Pennsylvania.

         This action was commenced by Plaintiff to prevent Belden & Blake Corporation from laying a pipeline and utilization of an easement across Plaintiff's property. Plaintiff's action had been dismissed once, and Plaintiff had refiled the complaint allegedly addressing new issues and adding Deven Resources, Inc. as a new defendant.

         Developing Energy Partners I, L.P. ("DEP"), for which Deven Resources, Inc. ("DRI") was the general partner, owned a 40% interest in BBC/DRI Blacklick Joint Venture ("Joint Venture"). Belden & Blake Corporation ("BBC") owned the remaining 60% of the Joint Venture prior to September 28, 2001 at which time it acquired the 40% interest held by DEP. The pipeline and utilization of the easement by BBC which are the subject of this action are attributable to wells drilled on acreage under lease to the Joint Venture ("BBC Wells"). DEP went non-consent on the BBC Wells. Under the Joint Venture agreement, since DEP went non-consent on the BBC Wells, DEP had no responsibility or liability for any costs associated with the BBC Wells. Since the pipeline and easement usage across the lands of the Plaintiff was exclusively related to the BBC Wells, DEP had no liability for the costs associated with this lawsuit. The relief sought by the lawsuit is to enjoin BBC from laying its lines across the Plaintiff's property and for damages to the surface of Plaintiff's property resulting from BBC's actions.

         We believe that neither DEP nor DRI would have any liability arising out of this cause of action.


17.      Acquisitions

Clean Age Minerals, Incorporated

         CAMI, a Nevada corporation, was acquired by the Company through a merger with the Company's newly formed subsidiary, Strategic Minerals, Inc., a Nevada corporation, on September 19, 2000 Strategic Minerals, Inc. was the surviving corporation which subsequently changed its name to Clean Age Minerals, Incorporated. The Shareholders of CAMI received 2,001,800 shares of Daleco Resources Corporation Series B, 8% Cumulative Convertible Preferred Stock, stated value $10.00, par value $.01, in exchange for 20, 018,000 shares of CAMI Common Stock constituting all of the capital stock of CAMI. CAMI, through its subsidiaries CAP and Lone Star owns in fee and leasehold interests in non-metallic minerals in the States of Texas, New Mexico and Utah. The Company does not presently mine its minerals. Additionally, the Company acquired, as part of the merger, a patented process utilizing many of the minerals owned or under lease to the Company, for the cleansing and decontamination of water and soils. (See, "Management's discussion and Analysis-Business and Properties".)

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2001 AND 2000
================================================================================




               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and
Stockholders of Daleco Resources Corporation


Our reports to the Board of Directors and Stockholders of Daleco Resources Corporation and subsidiaries dated January 15, 2002 and July 12, 2001 and March 15, 2000, relating to the consolidated basic financial statements of Daleco Resources Corporation and subsidiaries appears on page 38. Those audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The information on pages 60 through 68 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and in our opinion, is fairly stated in all material respect in relation to the basic financial statements taken as a whole.

In our opinion, such financial statement schedules present fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered significant recurring net losses, negative operating cash flow, and has uncertainty relative to full recoverability of assets including Clean Age Minerals, Inc., which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                            /s/ Jay J. Shapiro
                                            ---------------------------
                                            Jay J. Shapiro, CPA
                                            A Professional Corporation

Encino, California
January 15, 2002

DALECO RESOURCES CORPORATION
SCHEDULE II- AMOUNTS RECEIVABLES FROM UNDERWRITERS, PROMOTERS, AND EMPLOYEES
             OTHER THAN RELATED PARTIES YEARS ENDED SEPTEMBER 30, 2001 AND 2000
================================================================================

This schedule has been omitted, as there are no receivables.

DALECO RESOURCES CORPORATION
SCHEDULE IV - NON-CURRENT INDEBTEDNESS OF AND TO RELATED PARTIES YEAR
              ENDED SEPTEMBER 30, 2001 AND 2000
================================================================================


This schedule has been omitted, as there are no non-current indebtedness of and to related parties.

DALECO RESOURCES CORPORATION
SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT YEAR ENDED SEPTEMBER 30, 2001
             (EXPRESSED IN THOUSANDS)
================================================================================

                                                                          YEAR ENDED
                                                                         SEPTEMBER 30
                                                                       2001         2000
                     COST
                     Proven Lease Acreage
                     Balance - Beginning of year                        5,430       5,430
                     Additions                                            ---         ---
                     Disposal                                             ---         ---
                     Balance - End Of Year                              5,430       5,430
                                                                        -----       -----

                     Proven Undeveloped Lease Acreage
                     Balance - Beginning of Year                        1,746       1,746
                     Additions                                            ---         ---
                     Disposal                                             ---         ---
                     Balance - End of Year                              1,746       1,746
                                                                        -----       -----

                     Well Costs
                     Balance Beginning of Year                          5,432       4,795
                     Additions                                            ---         637
                     Disposal                                             ---       -----
                                                                      -------     -------
                     Balance - End of Year                              5,432       5,432
                                                                      -------     -------
                     TOTAL COST(1)                                    $12,608     $12,608
                                                                      =======     =======


------------------
(1) Reflects cost of residual oil and gas assets held at year end. The carrying value of the Company's share of the properties divested by its subsidiary were written off in prior periods.

DALECO RESOURCES CORPORATION
SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF
              PROPERTY, PLANT AND EQUIPMENT YEAR ENDED SEPTEMBER 30, 2001 (EXPRESSED IN THOUSANDS)
================================================================================

                                                                             YEAR ENDED
                                                                             SEPTEMBER 30
                                                                          2001           2000
       ACCUMULATED DEPRECIATION AND DEPLETION
       Prove Lease Acreage
       Balance - Beginning of Year                                        2,953         2,424
       Charge for the Year                                                  140           529
       Disposal                                                             ---         -----
       Balance - End of Year                                              3,093         2,953
                                                                          -----         -----
       Proven Undeveloped Lease Acreage
       Balance Beginning of Year                                            674           674
       Charge for Year                                                       77           ---
       Disposal                                                             ---           ---
       Balance - End of Year                                                751           674
                                                                            ---           ---
       Well Costs
       Balance - Beginning of Year                                        1,937         1,511
       Charge for Year                                                       27           426
       Disposal                                                             ---         -----
                                                                          -----         -----
       Balance - End of Year                                              1,964         1,937
                                                                          -----         -----
       TOTAL DEPRECIATION, DEPLETION AND AMORTIZATION
                                                                         $5,808        $5,564
                                                                                       ======

DALECO RESOURCES CORPORATION
SCHEDULE IX - SHORT-TERM BORROWINGS FOR THE YEARS ENDED
              SEPTEMBER 30, 2001 AND 2000
================================================================================

There were no other short-term borrowings for the years ended September 30, 2001 and 2000.

DALECO RESOURCES CORPORATION
SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
================================================================================

This schedule has been omitted as the information is furnished in the income statement included with the consolidated financial statements.

DALECO RESOURCES CORPORATION
SUPPLEMENTAL INFORMATION (UNAUDITED)
AS AT SEPTEMBER 30, 2001 AND 2000
================================================================================
ESTIMATED NET QUANTITIES OF PROVEN OIL AND GAS RESERVES

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

The following table shows the changes in the Company's proved oil and gas reserves for the year.

    --------------------- ------------------------------------ --------------------------------
                                         2001                               2000
    --------------------- ------------------------------------ --------------------------------
                             CRUDE OIL           NATURAL          CRUDE OIL         NATURAL
                                AND                GAS               AND              GAS
                             CONDENSATE          (MMCF)           CONDENSATE        (MMCF)
                             (BARRELS)                            (BARRELS)
    --------------------- ----------------- ------------------ ----------------- --------------

        Proven Developed
         and Undeveloped
                Reserves
    --------------------- ----------------- ------------------ ----------------- --------------
                                   599,154               8346         1,030,739         11,615
                                                                      =========         ======
     Balance - Beginning
                 of Year
    --------------------- ----------------- ------------------ ----------------- --------------
             Acquisition                --                 --             -----          -----
             of Reserves
    --------------------- ----------------- ------------------ ----------------- --------------
          Disposition of                                3,122         (108,287)          (255)
                Reserves
    --------------------- ----------------- ------------------ ----------------- --------------
               (1) & (2)            69,932                614         (302,622)        (2,408)
             Revision of
      Previous Estimates
    --------------------- ----------------- ------------------ ----------------- --------------
                                  (26,288)              (636)          (20,676)          (606)
     Production for Year
    --------------------- ----------------- ------------------ ----------------- --------------
                                   642,798              3,974           599,154          8,346
                                   =======              =====           =======          =====
        Balance - End of
                    Year
    --------------------- ----------------- ------------------ ----------------- --------------
                                    59,977                873            92,812          4,784
                                    ======                ===            ======          =====
        Proved Developed
          Reserves as at
            September 30
    --------------------- ----------------- ------------------ ----------------- --------------

-----------
(1) Revision to prior estimate reflects down time in crude price experienced in 1999.
(2) Improvement in performance of Company's Pennsylvania natural gas production.

DALECO RESOURCES CORPORATION
SUPPLEMENTAL INFORMATION (UNAUDITED)
AS AT SEPTEMBER 30, 2001 AND 2000
================================================================================


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


STANDARDIZED MEASURE OF DISCOUNTED NET CASH INFLOWS AS AT SEPTEMBER 30, 2001 AND 2000.

      ---------------------------------------------------- ---------------- ----------------
                                                                2001             2000
      ---------------------------------------------------- ---------------- ----------------
      Future cash inflows                                       27,128,207      $51,644,462
      ---------------------------------------------------- ---------------- ----------------
      Future production costs                                  (3,048,640)     (10,437,492)
      ---------------------------------------------------- ---------------- ----------------
      Future development costs                                 (8,517,000)      (8,230,400)
      ---------------------------------------------------- ---------------- ----------------
      Future income tax expense*                                       ---             ----
                                                                       ---             ----
      ---------------------------------------------------- ---------------- ----------------
                                                                15,562,567       32,976,570
      ---------------------------------------------------- ---------------- ----------------
      Discount factor at 10%                                   (6,240,216)     (12,207,938)
      ---------------------------------------------------- ---------------- ----------------
      Standardized Measure of Future Net Cash Flows              9,322,351      $20,768,632
                                                                 =========      ===========
      ---------------------------------------------------- ---------------- ----------------


* The Company presently has approximately $29 million of loss carry forwards. Based on these carry forwards no future taxes payable have been included in the determination of future new cash inflows. Future head office general and administrative expenses have been excluded from the cash flows.

DALECO RESOURCES CORPORATION
SUPPLEMENTAL INFORMATION (UNAUDITED)
AS AT SEPTEMBER 30, 2001 AND 2000
================================================================================



Summary of Changes in Standardized Measure of Discounted Future Net Cash Flows.

                                                             2001              2000
              Balance - Beginning of Year                 20,768,632       $16,444,753
              Increase (decrease) in future net
              cash flows:
                  Sales for the year net of              (2,487,560)       (1,402,517)
                     related costs
                  Revisions to estimates of               (9,161,801         6,605,081
                     proved reserves
              Acquisition of Reserves                            ---              ----
              Extensions and discoveries                         ---              ----
                 net of related costs:
                 Sales of reserves in place              (4,796,920)         (878,685)
                                                         -----------       -----------
              Balance - End of Year                      $ 9,322,351       $20,768,632
                                                         ===========       ===========

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.


                                    PART III

         ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

                     PRINCIPAL HOLDERS OF VOTING SECURITIES

          The following table sets forth information, as of January 9, 2002 regarding the ownership of the Company's Common Stock and Series A Preferred Stock by each person known to the Company to be the beneficial owner of more than five percent (5%) of the Company's Voting Stock, as set forth on such person's filings with the Securities and Exchange Commission and the records of the Company.

================  ============================  ==================  ==================  ================  ===============
                                                   BENEFICIAL            PERCENT          BENEFICIAL        PERCENT OF
                                                  OWNERSHIP OF          OF STOCK           OWNERSHIP       CLASS FULLY
   CLASS OF                                          SHARES               CLASS            OF SHARES         DILUTED
     STOCK           PRINCIPAL SHAREHOLDER         OUTSTANDING         OUTSTANDING           FULLY          SHARES (%)
                                                    (SHARES)               (%)              DILUTED
                                                                                           (SHARES)
----------------  ----------------------------  ------------------  ------------------  ----------------  ---------------
    Common        Terra Silex Holdings,             2,042,928             12.5%            3,542,928          11.55%
                  LLC(1)
----------------  ----------------------------  ------------------  ------------------  ----------------  ---------------
    Common        Sumitomo Corporation of            640,000              3.91%            2,800,000           9.4%
                  America(2)
----------------  ----------------------------  ------------------  ------------------  ----------------  ---------------
   Series A       Daniel Kane, as Trustee             4,000                50%               4,000             50%
   Preferred      under Agreement dated
                  April 6, 1989 for the
                  benefit of Daniel Kane(3)
----------------  ----------------------------  ------------------  ------------------  ----------------  ---------------
   Series A       Stanley B. Kane, as                 4,000                50%               4,000             50%
   Preferred      Trustee under Agreement
                  dated March 14, 1989 for
                  the benefit of Stanley B.
                  Kane(3)
================  ============================  ==================  ==================  ================  ===============

(1) The common stock held by Terra Silex Holdings, LLC ("Terra Silex"), includes 2,527,928 shares of which 800,000 were acquired through the exercise of Tranche One and Two under Terra Silex's Stock Purchase Agreement dated September 20, 2001 ("Terra Silex SPA") with the Company, at a price of $1.25 per share. Terra Silex has until February 15, 2002 to fund Tranche Three under the Terra Silex SPA for 1,000,000 shares at $1.25 per share. Two individuals who are members of Terra Silex, one of whom is Leon Prince a director of the Company (See Security Ownership of Management), acquired 1,000,000 shares from an officer of 16/6, Inc., a wholly owned subsidiary of the Company. 225,000 shares were acquired by Terra Silex on the open market. Terra Silex also has a warrant for 500,000 shares at $1.25 which expires the close of business on December 31, 2006. As a result of the sale of stock to SCOA, Terra Silex acquired the right to and did purchase on December 14, 2001 an additional 17,728 shares at $1.25 per share.

(2) Sumitomo Corporation of America ("SCOA") acquired 640,000 shares of common stock pursuant to its Stock Purchase Agreement with the Company dated as of November 16, 2001 ("SCOA SPA"). The common stock was purchased at a price of $1.25 per share. Under the SCOA SPA, SCOA also received warrants for 1,701,000 shares at exercise prices ranging from $2.00 to $3.00 per share. The warrants expire the close of business on November 15, 2006. SCOA also received warrants for 540,000 shares, at exercise prices ranging from $2.00 to $3.00 per share under a Master Distribution and Marketing Agreement with the Company dated as of November 16,2001.

(3) The Series A Preferred Stock owned by Daniel Kane, as Trustee under Agreement dated April 6, 1989 for the benefit of Daniel Kane and Stanley B. Kane, as Trustee under Agreement dated March 14, 1989 for the benefit of Stanley B. Kane were acquired by them through a Loan Conversion Agreement dated August 22, 1997 by which the Kanes converted an $800,000 loan to the Company into 8,000 shares of Series A Preferred Stock. The Series A Preferred Stock has a stated value of $50.00 per share, and is entitled to one vote per share.

         SECURITY OWNERSHIP OF MANAGEMENT

         The following table sets forth information as of January 9, 2002 regarding the Security Ownership of Management.(1)

================  ==================================  ================  ============  ================  ================
                                                                                        BENEFICIAL
                                                                                       OWNERSHIP OF
                                                         AMOUNT OF                     SHARES FULLY       PERCENT OF
                                                        BENEFICIAL        PERCENT         DILUTED         CLASS FULLY
   CLASS OF       NAME, AGE AND POSITION                 OWNERSHIP       OF CLASS        (SHARES)           DILUTED
     STOCK        WITH THE COMPANY                       (SHARES)           (%)                           SHARES (%)
----------------  ----------------------------------  ----------------  ------------  ----------------  ----------------
    Common        Dov Amir (77) (2)                       592,533          3.63%         2,144,932           7.03%
                  Chairman of the Board of
                  Directors
                  and Chief Executive Officer
----------------  ----------------------------------  ----------------  ------------  ----------------  ----------------
    Common        Gary J. Novinskie (51) (3)               7,724           .05%          1,594,668           5.23%
                  Director, President and
                  Chief Operating Officer
----------------  ----------------------------------  ----------------  ------------  ----------------  ----------------
    Common        C. Warren Trainor (56) (4)                500            ____%          575,955            1.88%
                  Director
----------------  ----------------------------------  ----------------  ------------  ----------------  ----------------
    Common        Robert E. Martin (73) (5)              1,730,000        10.58%         2,730,000           8.95%
                  Director
----------------  ----------------------------------  ----------------  ------------  ----------------  ----------------
    Common        Leone Prince (86) (6)                  2,042,728         12.5%         3,542,928          11.62%
                  Director
----------------  ----------------------------------  ----------------  ------------  ----------------  ----------------
    Common        Robert G. Graustein (50) (7)            640,000          3.91%         2,880,000           9.4%
                  Director
----------------  ----------------------------------  ----------------  ------------  ----------------  ----------------
    Common        All Directors and Officers of          5,036,924        30.83%        13,468,483          44.17%
                  the Company as a Group (8)
================  ==================================  ================  ============  ================  ================

(1) On January 7, 2002, Mr. David F. Lincoln resigned as an Officer and Director of the Company. Mr. Lincoln had been the Vice Chairman of the Board of Directors and a Vice President of the Company since September 1996, when the Company acquired Deven Resources, Inc., of which Mr. Lincoln was the President and a Director. Mr. Lincoln owns 190,500 shares of stock and holds warrants for 18,182 shares at $.55 per share which warrants expire on November 20, 2005.

(2) The stock ownership of Mr. Amir includes: 184,297 shares owned directly; 73 shares owned by the Amir Family Trust, dated May 13, 1991; and warrants for 45,455 shares at $.55 which expire November 20, 2005, and options for 1,000,000 shares at 25(cent) per share, which expires September 2005. On March 27, 2000, Mr. Amir acquired 8,000 shares of Series A 8% Cumulative Preferred Stock, face value $50.00 per share. The Series A Preferred Stock was converted into 408,163 common stock on a dollar for dollar basis. Mr. Amir received an additional 500,000 shares under an employment agreement with the Company which vest over three years and a signing bonus of $50,000, $25,000 of which is to be paid in common stock on or before June 30, 2002, at a price equal to the average closing price for the common stock for the five business days preceding the date of issuance. The employment agreement with Mr. Amir was required as a condition precedent to the closing of the SCOA SPA. (See Election of Directors--Business Experience.)

(3) The stock ownership of Mr. Novinskie includes: options to purchase 80,000 at $2.1875 which expire on November 12, 2002,, and options for 1,000,000 shares at $.25 which expires September 2005. Mr. Novinskie received an additional 500,000 shares under an employ agreement with the Company which vest over three years and a signing bonus of $50,000, $25,000 of which is to be paid in common stock on or before June 30, 2002, at a price equal to the average closing price for the common stock for the five business days preceding the date of issuance. The employment agreement with Mr. Novinskie was required as a condition precedent to the closing of the SCOA SPA. (See Election of Directors--Business Experience.)

(4) The stock ownership of Mr. Trainor consists of 500 shares owned by him directly, options to purchase 30,000 shares at $2.1875 which expire November 12, 2002, and options for 500,000 shares at $.25 which expire September 2005. The 500,000 options were part of options for 1,000,000 shares held by FRW, LLC, a limited liability company ("FRW") of which Mr. Trainor was a member. The options were distributed to Mr. Trainor by FRW. The distribution from FRW, LLC was retroactive to September 18, 2000, the date of initial issuance. FRW, LLC distributed the remaining 500,000 shares to its other members. Mr. Trainor has no interest in any other asset of FRW, LLC. Mr. Trainor's wife has warrants for 45,455 shares at $.55 per share which expire on November 20, 2005. These warrants are attached to a loan made by Mrs. Trainor to the Company in July 1998. (See Election of Directors--Business Experience.)

(5) The stock ownership of Mr. Martin consists of 1,680,000 shares acquired by him through the acquisition of Clean Age Minerals, Incorporated in September 2000. Mr. Martin also received a signing bonus of 50,000 shares of stock effective October 1, 2001 upon the execution of his Key Man Employment Agreement. The Kay Man Agreement with Mr. Martin was required as a condition precedent to the closing of the SCOA SPA. Under the Key Man Agreement, Mr. Martin also received options for 1,000,000 shares, which options vest equally over the three year life of this Key Man Agreement. (See Election of Directors--Business Experience.)

(6) The shares of common stock attributed to Mr. Prince consist of 515,000 shares owned by him personally and those 2,527,928 shares held by Terra Silex Holdings, LLC of which he is a member. (See Principal Holders of Voting Securities.) Under the Terra Silex Stock Purchase Agreement ("Terra Silex SPA"), Terra Silex was entitled to nominate one director upon the execution of the Agreement. Mr. Prince was the director nominated by Terra Silex and was appointed to the Board of Directors on September 20, 2001. (See Election of Directors--Business Experience.)

(7) The common stock attributable to Mr. Graustein consists solely of the common stock held by Sumitomo Corporation of America of which he is a Senior Vice President (See Principal Holders of Voting Securities). Mr. Graustein disclaims beneficial ownership of these shares. (See Election of Directors--Business Experience.)

 (8)     This group consists of seven persons.

Section 16(a) Compliance

         Based solely upon a review of Forms 3 and 4 during the fiscal year ending September 30, 2001, there were no late filing of reports by any party required to have filed same. The Company received no Form 5's filed by any party.

The Current Executive Officers of the Company are as follows:

=========================================  ==================================================================================

          NAME AND AGE                                                        OFFICE HELD
-----------------------------------------  ----------------------------------------------------------------------------------
Dov Amir (77)                              Chairman of the Board and Chief Executive Officer (1)
-----------------------------------------  ----------------------------------------------------------------------------------

Gary J. Novinskie (51)                     President and Chief Operating Officer and Director (1)
-----------------------------------------  ----------------------------------------------------------------------------------

Jody Spencer (57)                          Secretary
=========================================  ==================================================================================

         (1) See "SECURITY OWNERSHIP OF MANAGEMENT" and "Election of Directors--Business Experience" for positions held and experience.

Item 10

                             EXECUTIVE COMPENSATION

         For the period ending September 30, 2001 the Company had five (5) full-time employees. The following table sets forth the compensation paid its three (3) highest paid officers for the past three (3) years.


                           Summary Compensation Table

--------------------------------------------------------------- ---------------------------------------------------- -------------

                                                                              Long Term Compensations
----------------- --------- ----------------------------------- --------------------------------- ------------------ -------------

                                                                             Awards                    Payouts
----------------- --------- ----------- ----------- ----------- ---------------- ---------------- ------------------ -------------

     (a)            (b)         8          (d)         (e)            (f)              (g)               (h)             (I)
----------------- --------- ----------- ----------- ----------- ---------------- ---------------- ------------------ -------------
    Name and        Year      Salary      Bonus       Other       Restricted       Securities       LTIP Payouts         All
    Principal                  ($)          ($)       Annual         Stock         Underlying            ($)           other
    Position                                         Compensation   Award(s)       Options/SARs                     Compensation
                                                        ($)           ($)               (#)                              ($)
----------------- --------- ----------- ----------- ----------- ---------------- ---------------- ------------------ -------------
Dov Amir            1999      95,841        0         14,100           0                    0              0               0
President
----------------- --------- ----------- ----------- ----------- ---------------- ---------------- ------------------ -------------
Dov Amir            2000      87,507        0              0
President
----------------- --------- ----------- ----------- ----------- ---------------- ---------------- ------------------ -------------
Dov Amir            2001      95,833        0              0                         1,000,000
President
----------------- --------- ----------- ----------- ----------- ---------------- ---------------- ------------------ -------------
Gary J.             1999      95,841        0              0              0             80,000             0               0
Novinskie
President
----------------- --------- ----------- ----------- ----------- ---------------- ---------------- ------------------ -------------
Gary J.             2000      87,507        0              0
Novinskie
President
----------------- --------- ----------- ----------- ----------- ---------------- ---------------- ------------------ -------------
Gary J.             2001      95,833        0              0                         1,000,000
Novinskie
President
================= ========= =========== =========== =========== ================ ================ ================== =============


Item 11

                            COMPENSATION OF DIRECTORS

         The Board of Directors does not pay fees to Directors, but does reimburse Directors for actual costs of travel and lodging incurred in connection with the Director's attendance at a meeting of the Board.

ITEM 12  EXHIBITS AND REPORTS ON FORM 10-KSB

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

10.3 Acquisition Agreement among Registrant and Haly Corporation dated September 29, 1997.

10.4 Master Distribution and Marketing Agreement among Registrant and Sumitomo Corporation of America dated as of November 16, 2001 attached hereto.

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

                                    DALECO RESOURCES CORPORATION



Dated:  January 14, 2002            By: /s/ Gary J. Novinskie
                                        ----------------------------
                                        Gary J. Novinskie, President

In accordance with the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Dated:  January 14, 2002            By: /s/ Gary J. Novinskie
                                        --------------------------------
                                        Gary J. Novinskie,
                                        Director, President, COO


Dated: January 14, 2002             By: /s/ Dov Amir
                                        ---------------------------------
                                        Dov Amir, Chairman of the Board of
                                        Directors, and Chief Executive Officer


Dated: January 14, 2002             By: /s/ C. Warren Trainor, Esquire
                                        ------------------------------------
                                        C. Warren Trainor, Esquire, Director


Dated: January 14, 2002             By: /s/ Robert E. Martin
                                        ------------------------------------
                                        Robert E. Martin, Director


Dated: January 14, 2002             By: /s/ Leon Prince
                                        -----------------------------------
                                        Leon Prince, Director


Dated: January 14, 2002             By: /s/ Robert Graustein
                                       ------------------------------------
                                       Robert G. Graustein, Director

                          Material Contracts, Item 10.4


                   MASTER DISTRIBUTION AND MARKETING AGREEMENT

                                     BETWEEN

                         SUMITOMO CORPORATION OF AMERICA

                                       AND

                          DALECO RESOURCES CORPORATION

This Master Distribution and Marketing Agreement is entered into as of this 16th day of November, 2001 ("Effective Date"), by and between SUMITOMO CORPORATION OF AMERICA, a New York corporation having a place of business at 600 Third Avenue, New York, New York 10016 ("Sumitomo"), and DALECO RESOURCES CORPORATION, a Delaware corporation having its principal place of business at 120 North Church Street, West Chester, Pennsylvania 19380 ("Daleco").

                              W I T N E S S E T H:

WHEREAS, Daleco, through its wholly owned subsidiary corporations, Strategic Minerals, Inc, CA Properties, Inc and Lone Star Minerals, Inc, (hereinafter collectively referred to as "CAMI"), owns or has leasehold interests in certain minerals all as more fully described on Exhibit "A" attached hereto ("Minerals"); and

WHEREAS, Daleco, through its wholly-owned subsidiary corporation, Sustainable Forest Industries, Inc., has certain harvesting concession rights to certain hardwood natural resources in Guyana ("Hardwood Products"); and

WHEREAS, Daleco, though its wholly owned subsidiary corporation, Matrix-Lox, Inc., owns United States Patent No. 5,387,738 ("Patent") for the remediation of soil, water and air, as such products are listed on Exhibit A ("Patented Products"); and

WHEREAS, Sumitomo is skilled in the marketing and distribution of natural resources and is desirous of expanding its horizons into the marketing of the Minerals, the Hardwood Products and the Patented Products; and

WHEREAS, Sumitomo believes that it can effectively market and distribute the Minerals, the Hardwood Products and the Patented Products throughout the United States, Canada, Mexico and Japan (hereinafter the "Territory"); and

WHEREAS, Daleco is desirous of entering in an agreement with an entity skilled in the distribution of its Minerals, the Hardwood Products and utilization of its Patented Products; and

WHEREAS, Daleco desires to retain and appoint Sumitomo as its Master Distributor for the marketing and sale of certain of the Minerals, the Hardwood Products and the Patented Products; and

WHEREAS, Sumitomo accepts and desires to become Daleco's Master Distributor in the Territory,

NOW THEREFORE, in consideration of the mutual promises, rights and obligations described in this Agreement, the parties agree as follows:

Appointment as Master Distributor; Duties.

                  Appointment. Daleco hereby appoints Sumitomo and Sumitomo
                      accepts such appointment to be Daleco's exclusive master distributor for the sale of the Minerals and the Patented Products (hereinafter the Minerals, the Hardwood Products and the Patented Products are sometimes collectively the "Products") in the Territory. Sumitomo shall have the exclusive right to: (a) purchase the Products from Daleco; and (b) market, distribute and resell the Products in the Territory during the Term of this Agreement, and any Renewal Terms (as such terms are defined below in Section
                      2). In the event Daleco acquires rights to other minerals or natural resources, or develops other remediation products or technologies, or enhancements or replacements for the Patent, Daleco hereby grants to Sumitomo a right of first refusal to market, distribute and resell such other minerals or technology within the Territory, and should Sumitomo exercise such right, such other minerals or technology shall be considered "Products", and their sale and marketing by Sumitomo will be subject to the terms and conditions hereof (except as the parties may otherwise agree). To the extent Daleco acquires right in, or develops, other non-mineral products or services, Daleco agrees to consult with Sumitomo to ascertain whether Sumitomo would have an interest in distributing and marketing such other products ("Additional Products"). Throughout the term of this Agreement, Daleco and Sumitomo agree to consult on a regular basis regarding the marketing of the Products or Additional Products both within and outside the Territory.

                  Exclusivity; Solicitation. Daleco agrees that it will not
                      appoint or utilize any other distributor for the Products or sell the Products directly or indirectly in the Territory during the Term and any Renewal Term (as those terms are defined in Section 2 below) of this Agreement. Daleco shall require any other distributors of the Products in areas outside the Territory to agree to not sell or market the Products either directly or indirectly in the Territory. Daleco agrees to diligently attempt to identify, locate and solicit interest and inquiries in the Products within the Territory. Daleco agrees to refer to Sumitomo any sales leads, referrals, inquiries or purchase orders for the Products received by Daleco from within the Territory. Sumitomo will undertake and diligently perform all marketing and sales responsibilities for Daleco's existing customers, including without limitation those customers listed on Schedule 1.2 attached hereto.

                  Point of Contact. Sumitomo agrees it will designate a single point of contact to handle all communications to and from Daleco for purposes of implementing and administering this Agreement. The name and contact data for such contact at Sumitomo shall be set forth on Exhibit "A" attached hereto. Sumitomo reserves the right to change the identity of such contact from time to time upon written notice to Daleco.

                  Appointment of Sub-Distributors. Sumitomo shall have the right to appoint sub-distributors ("Subdistributors") upon the prior written approval of Daleco, which shall not be unreasonably withheld or delayed. Any Subdistributors shall perform their duties and functions consistent with the undertakings and obligations of Sumitomo hereunder. Sumitomo shall be responsible for the conduct and performance of any and all Subdistributors engaged by it as though such conduct and performance was undertaken by Sumitomo.

                  Promotion of the Products. Sumitomo shall diligently promote the Products in the Territory. Daleco shall provide reasonable quantities of the Products (and any sales or promotional literature that Daleco may develop in the future) as may be requested by Sumitomo from time to time for the purposes of promotion and marketing. Sumitomo and Daleco shall cooperate and make available, one to the other, such officers and/or sales and marketing personnel to jointly develop sales and marketing materials. Additionally, Sumitomo shall research, devise and implement those marketing strategies and advertising programs in such manner and utilizing such media as jointly developed with and approved by Daleco. Sumitomo shall bear the costs for any such marketing and advertising programs. Sumitomo agrees that, in the furtherance of the parties' mutual objectives hereunder, it will:

                  by means of personal visits to, and by correspondence with, customers and potential customers, solicit orders and interest in the Products;

                  cause its representatives to attend trade shows and technology fairs in the Territory in order to promote the Products;

                  maintain contact with customers and to supply technical advice and assistance to customers as needed;

                  neither indicate to any third party that it is acting as an agent of Daleco, nor will it incur liability on behalf of Daleco;

                  bring to Daleco's attention any evidence of improper or
                      wrongful use of Daleco's intellectual property rights in the Territory of which Sumitomo becomes aware or receives notice, and to cooperate and coordinate with Daleco the taking of any actions to protect the rights of Daleco and Sumitomo with respect to the Products;

                  bring to Daleco's attention any market or other information received by Sumitomo which it considers to be of interest to Daleco in relation to the marketing and sale of the Products; and

                  identify Daleco as the supplier of the Minerals and the
                      Patented Products and owner of the Patent.

Term.

                  Initial Term. Subject to Section 11.1 below, the initial term of this Agreement shall be for the ten (10) year period commencing on the Effective Date and ending on November 16, 2011 (the "Term").

                  Renewal Terms. Unless terminated by either party by written notice to the other not less than 180 days prior to the end of the Term or Renewal Term, this Agreement shall automatically renew for successive twenty (20) terms (each a "Renewal Term") at the end of the Term.

Fees; Warrants.

                  Fees. Sumitomo shall pay to Daleco on the Effective Date a Fee for each of the Products as such Fee is set forth next to such Product on Exhibit A attached hereto ("Product Fees"). Each such Fee shall be paid once only and the parties agree that Daleco shall be entitled to no additional fees for the granting of the rights provided hereunder to Sumitomo. Each such Fee shall be paid in cash in immediately available funds.

                  Use of Product Fees. Each Product Fee shall be utilized by
                      Daleco exclusively for the development, extraction, processing and refining of the specific Minerals for which such Product Fee is paid, and shall not be reallocated or utilized by Daleco for any other purpose without the consent of Sumitomo.

                  Warrants. As an additional inducement for Sumitomo to enter into this Agreement and pay the Product Fees, Daleco hereby grants to Sumitomo warrants ("Warrants") to purchase Five Hundred Forty Thousand (540,000) shares of Daleco's common stock, as follows:

Amount of Warrants                    Exercise Price                   Term
------------------                    --------------                   ----
108,000                               $2.00/share                     5 years
162,000                               $2.50/share                     5 years
270,000                               $3.00/share                     5 years


The Warrants shall be issued to Sumitomo pursuant to a Warrant Agreement in the form attached hereto as Exhibit B, which Warrant Agreement shall be executed and delivered as of the Effective Date. The Warrants shall have certain registration rights as provided in that certain Registration Rights Agreement dated as of November 16, 2001 between Daleco and Sumitomo.

Purchase and Sale of Products.

                  Orders. Except as the parties may otherwise agree with respect to a particular Product or customer, Sumitomo shall place all orders for Products with Daleco from time to time. Sumitomo shall endeavor to place orders in sufficient time to allow Daleco to fulfill such orders in accordance with the anticipated delivery date. Any orders placed within a time frame that does not permit sufficient time in which to allow the order to be timely and properly filled Daleco shall not be deemed to be a breach of this Agreement and Daleco shall use its best efforts to fill such orders in a prompt and efficient manner. Sumitomo and Daleco agree that, in general, orders shall be placed with Daleco not less than 60 days in advance of the delivery date to Sumitomo ("Lead Time"), or such other Lead Time as shall be established from time to time by the parties. Daleco and Sumitomo further agree and acknowledge that the Lead Time may vary depending on the Mineral or Patented Product ordered, and that the Lead Time is a generalization for discussion and planning purposes only. Daleco will use diligent efforts to complete and fulfill each such order to permit delivery on the delivery date. Each order placed by Sumitomo for Products shall be governed by the terms and conditions of this Agreement; conflicting or additional terms provided in any order, order acknowledgment or other document exchanged between the parties shall be of no effect unless specifically accepted in writing by an authorized representative of each party. Each order shall specify, at a minimum:

                  o   Desired Quantities of the Product;

                  o Tax status, including exemption certificate number if tax exempt;

                  o   Exact "Bill to" and "ship to" addresses; and

                  o   Requested delivery schedule and preferred shipping method.

                  Shipping. All Products will be delivered FOB mine site or
                      manufacturing facility.

                  Forecasts. Sumitomo shall, from time to time, provide
                      information to Daleco that becomes available to Sumitomo as Sumitomo shall consider useful or appropriate in order to assist Daleco with scheduling the production of Products, which information Sumitomo shall endeavor to ascertain is accurate; provided that, no such information shall be deemed a commitment by Sumitomo to purchase any Products in the absence of a purchase order.

                  Cancellation or postponement of orders. Sumitomo may cancel or reduce the quantity of any order without liability on or before ten (10) days in advance of the agreed upon delivery date without cancellation charge (except for transportation cancellation charges incurred by Daleco for such order). Sumitomo may postpone the delivery of any portion of an order one time for up to ninety (90) days without any liability by delivering written notice to Daleco on or before ten (10) days in advance of the agreed upon ship date. Any Product shipped to Sumitomo or Sumitomo's customer shall be property of Sumitomo and/or the customer with title having passed at the delivery point.

                  Delivery of Products. Daleco will deliver all Products FOB the mine site or the manufacturing location unless other terms are agreed upon on a case by case basis. If, after the order has been delivered to Daleco under Section 4.1, Daleco is not able to meet such delivery date, Daleco will immediately notify Sumitomo and Sumitomo may either cancel the order or the parties will agree upon another delivery date. Daleco shall put the Products in the possession of a carrier, obtain and promptly deliver to Sumitomo any documents necessary to obtain possession of the Products. Shipment of the Products shall be made in accordance with Paragraph 5.4 below. Title to the Products shall pass to Sumitomo upon shipment of the Products. Daleco will ship Products with all associated documentation. Products shall be subject to inspection and acceptance by the customer within such number of days after delivery as shall be reasonable and customary in the industry. Sumitomo shall stipulate with the customers that acceptance shall be based solely on whether the Products comply with the specifications for such Products.

                  Inspections. Sumitomo may visit and inspect Daleco's Mineral sites upon reasonable notice to, and appropriate coordination with, Daleco. Daleco will make available to Sumitomo information regarding the mineral extraction procedures and methods utilized by Daleco or its contractors.

Pricing; Production Costs.

                  Purchase Price. The price Sumitomo shall pay for Products
                      shall be calculated as follows: (a) Daleco's Delivery Cost (as defined herein) plus (b) Fifty percent (50%) of (i) Sumitomo's Sale Price to the customer (as defined herein) less (ii) Daleco's Delivery Cost (such difference to be referred to herein as the "Gross Margin").

For purposes of this Agreement:

"Daleco's Delivery Cost" shall mean Daleco's booked costs and expenses for the extraction, refining, crushing, such other processing or manufacturing of a Mineral or Patented Product as necessary to obtain the grade and quality necessary to fill an order, and the packaging allocable to that specific order. Daleco shall provide to Sumitomo evidence of such costs in the form of invoices from Daleco's contractors for each order. Daleco shall not include in such Delivery Cost any amounts for Daleco's overhead, insurance, etc, or any margin. Daleco will consult regularly with Sumitomo in connection with entering into agreements with contractors for extraction, processing and packaging services. To the extent Daleco arranges and pays for transportation costs with respect to a particular order, Daleco shall include such cost as part of Daleco's Delivery Cost for such order.

"Sumitomo's Sale Price" shall mean the invoice cost to the customer for each order (exclusive of any state or local taxes), less any transportation costs arranged and paid for by Sumitomo. Sumitomo's Sale Price shall be as determined by Sumitomo; provided that Sumitomo shall consult with Daleco in establishing prices for the Products in the Territory.

                  Credit Policies; Sales Terms. Sumitomo shall establish and implement all credit policies and terms of sale to customers, and Sumitomo shall manage all collection procedures and matters, and Sumitomo alone shall approve or reject each customer as Sumitomo shall determine in its own discretion. To the extent Sumitomo cannot collect payment in full from a customer, Sumitomo shall be obligated to pay to Daleco only (i) Daleco's Delivery Cost with respect to such order, and (ii) Fifty percent (50%) of any amount collected from such customer in excess of Daleco's Delivery Cost.

                  Payments; Reports. Sumitomo shall effect payment to Daleco for each order within 15 days after receipt by Sumitomo of payment by the customer; provided, however, that Sumitomo shall effect payment of the Daleco's Delivery Cost portion of the purchase price to Daleco not more than sixty (60) days after the date of delivery to the customer. Sumitomo shall prepare monthly sales reports for Daleco which reports will tabulate sales activity for each Product for each month, open invoices, collected amounts, calculations of Sumitomo's Sales Price for each order, and uncollected amounts. In the event where Sumitomo is required to refund or return all or a portion of any payment received from a customer of the Products, then in such case Daleco shall refund to Sumitomo any portion of the purchase price for such Product that exceeds Daleco's Delivery Cost for such order.

                  Transportation Costs. Sumitomo and Daleco shall consult with each other with respect to arranging and paying for all transportation and shipping costs (including insurance and fees) for each order, such that they will identify the most efficient and economical method of shipment.

                  Special Profit Allocation. For the customers of Daleco listed on Schedule 5.5 attached hereto, notwithstanding anything to the contrary herein, Sumitomo shall be entitled to receive a percentage of the Gross Margin that shall range between 10% and 20%, as Daleco and Sumitomo shall agree at the time each order shall be initiated for such customers, based upon the value-added contribution made by Sumitomo with respect to each such order.

Warranties and Remedies.

                  Warranties. Daleco warrants that each Product sold to Sumitomo shall conform to the grade, quality and other specifications (if any) for that Product and shall pass in the trade as acceptable.

                  Remedy. Daleco will replace any Product not so conforming as provided in section 6.1 within 30 days of receipt from Sumitomo of a claim of non-conformity.

                  Freefrom Liens, Power to Perform. Daleco warrants that the title to Products conveyed hereunder shall be good and its transfer rightful, and shall be free from all liens, encumbrances, and restrictions. Daleco further warrants that it has all rights and powers necessary to perform its obligations under this Agreement and that it has the right to grant the rights provided to Sumitomo by this Agreement.

                  Intellectual Property Rights. Daleco warrants that the Patent and Patented Products do not infringe any copyright, patent, trade secret or other proprietary right and there are no claims or suits threatened, or pending against Daleco or, to the knowledge of Daleco, contemplated against Daleco for infringement of any patents, copyrights, trade secrets or other proprietary right relating to the Patent or Patented Products.

                  Limitation. THIS WARRANTY DOES NOT INCLUDE DAMAGES DUE TO
                      INADEQUATE OPERATING ENVIRONMENT, ACCIDENT, DISASTER, NEGLECT, ABUSE, MISUSE, OR ALTERATIONS MADE OTHER THAN AS CONTEMPLATED BY THIS AGREEMENT OR WITHOUT APPROVAL BY DALECO. THE FOREGOING WARRANTIES ARE IN LIEU OF ALL OTHER WARRANTIES, EXPRESS OR IMPLIED.

EXCEPT AS EXPRESSLY STATED IN SECTION 6, DALECO MAKES NO OTHER WARRANTY OR REPRESENTATION, EXPRESS OR IMPLIED, WHATSOEVER TO SUMITOMO OR ANY THIRD PARTIES CONCERNING THE USE OR OPERATION OF THE PRODUCTS. DALECO EXPRESSLY DISCLAIMS ANY AND ALL IMPLIED WARRANTIES, INCLUDING THE IMPLIED WARRANTIES OF MERCHANTABILITY OR FITNESS FOR A PARTICULAR PURPOSE.

Indemnification.

                  Indemnification by Daleco. Daleco will, at its own expense, defend, indemnify, and hold Sumitomo harmless from and against any and all claims, costs, expenses, damages, or other liability, including reasonable attorneys' fees (collectively "Liabilities"), to the extent that any such action is based on a claim by a third party brought against Sumitomo that any Product infringes a United States patent, or copyright, or misappropriates any trade secret, or arises from (i) any claim of injury or property damage caused by a Product, or (ii) any breach by Daleco of any of its representations and warranties hereunder. Daleco's obligations under this Section 7.1 are subject to the conditions that: (a) Sumitomo promptly notifies Daleco in writing of any such claim, and (b) Daleco will have sole control of such defense and all negotiations for any settlement or compromise.

                  Rights of Daleco. If Daleco receives notice of an alleged
                      infringement, or if use or distribution of any Product shall be prevented by an injunction based on alleged infringement, or if Daleco reasonably believes that any Product infringes the rights of any third party, Daleco shall have the right, at its option to (i) obtain the rights for Sumitomo to continue use and distribution of such Product or technology, (ii) substitute other suitable products, software and/or technology while maintaining the same form and function, or (iii) modify such Product so that it is no longer infringing while maintaining the same form and function.

                  Indemnification by Sumitomo. Sumitomo will at its own expense defend, indemnify and hold Daleco harmless from and against any and all claims, costs, expenses, damages or other liability including reasonable attorney's fees, to the extent that it is based on any conduct or representation by Sumitomo in the performance of its duties hereunder. Sumitomo's obligations under this
                      Section 7.3 are subject to the conditions that: (a) Daleco promptly notifies Sumitomo in writing of any such claim, and (b) Sumitomo will have sole control of such defense and all negotiations for any settlement or compromise.

                  General Indemnity. Each party agrees to indemnify and hold harmless the other party (including their directors, officers, employees, agents and representatives) from and against any claims, damages and liabilities, including reasonable attorney's fees, asserted by any person or entity due to personal injury (including death) or tangible property damage to the extent resulting from the gross negligence or intentional misconduct of such party; provided, however, that such party shall not be liable for that portion of liabilities which are caused by the sole gross negligence of the other party.

Changes to Products.

                  Required Changes. Daleco reserves the right to make
                      engineering changes at any time to the Patent and Patented Products (i) which are necessary to comply with changed safety or environmental standards and other environmental regulations, (ii) which are necessary to make the product non-infringing with respect to any patent, copyright or other proprietary interest, (iii) which are for the purpose of improving the quality, reliability or manufacturability of the Patent and/or Patented Products or (iv) which are for the purpose of adding to or improving the functionality of the Patent and/or Patented Products. Daleco shall provide Sumitomo reasonable advance notice of any such changes.

Confidential Information.

                  Confidential and Proprietary Information. All information
                      disclosed by one party to the other that the disclosing party labels as confidential at the time of disclosure or which otherwise is reasonably understood by the receiving party to be confidential and proprietary will be deemed "Proprietary Information" under this Agreement. The recipient may not disclose the other party's Proprietary Information, may use it only for purposes specifically contemplated in this Agreement, and must treat it with the same degree of care as it does its own similar information, but with no less than reasonable care. Daleco and Sumitomo shall at all times, both during the term of this Agreement and for a period of at least two (2) years after its termination, maintain in the strictest confidence and trust all such Proprietary Information. These obligations do not apply to information that: (i) is or becomes known by recipient without an obligation to maintain its confidentiality, (ii) is or becomes generally known to the public through no act or omission of recipient, or (iii) is independently developed by recipient without use of the disclosing party's Proprietary Information.

Termination.

                  Termination. At any time during the term of the Agreement, either party may terminate this Agreement in the event:


                  the other party ceases to conduct business in the normal
                      course, becomes insolvent or makes a general assignment for the benefit of creditors, becomes generally unable to pay its debts as they become due, suffers or permits the appointment of a receiver for its business or assets, becomes subject to any levy, seizure, attachment or execution against it, or becomes subject to any proceeding under any statute of any governing authority relating to insolvency or the protection of rights of creditors which is not dismissed within sixty (60) days; or

                  the other party fails to perform any material obligation
                      required to be performed under this Agreement for a period of thirty (30) days after receipt of notice from the other party of such failure and such failure has not been cured within such thirty (30) day period; then such other party shall have the right to terminate this Agreement immediately by giving written notice to the other of its election to do so.

                  Residual Rights. Any termination of this Agreement shall not relieve Sumitomo of its obligation to pay for any Products in the manner provided herein or relieve Daleco of its warranty obligations to Sumitomo and the customers.

                  Survival. The parties agree that the provisions of Sections
                      3.3, 6, 7, 9, 11 and 12 shall survive termination of this Agreement.

Change in Control of Daleco; Special Termination Fee.

                  Change in Control. In the event that a Change in Control (as defined herein) shall have occurred with respect to Daleco during the Term or during any Renewal Term (for purposes of this Section 11, the "Current Term"), then in any such case, (a) the Current Term shall be automatically extended to thirty (30) years without further action by either party hereto, (b) Daleco shall give Sumitomo written notice of such Change in Control within 10 days of its occurrence, and (c) Sumitomo shall be entitled to receive a Special Termination Fee (as defined herein) from Daleco.

A "Change in Control" shall mean any event where (i) a third party or parties acquires direct control of a majority of Daleco's voting stock, and such acquiring third party shall terminate, or attempt to terminate, this Agreement; or (ii) Daleco shall enter into a contract to sell or otherwise transfer all or substantially all of its mineral assets, mineral leases, the Hardwood Products, or any rights to the Patent (collectively the "Relevant Assets"), or shall sell or transfer the Relevant Assets to a third party, and in the case of any such sale or transfer this Agreement is not assigned or transferred to, and assumed in all of its respects by, such third party (excepting the case where Sumitomo refuses to grant its consent to such assignment or transfer); provided, however, that a Change in Control shall not have occurred as a result of the conversion by the current holders of any shares of Daleco's Class B Preferred stock issued and outstanding as of November 16, 2001 into shares of Daleco's common stock, or as a result of the exercise of any stock options or warrants issued and outstanding as of November 30, 2001.

                  Payment of Special Termination Fee. In the event of a Change in Control, the parties agree that Sumitomo shall be entitled to be compensated for the loss of its expected profits from the distribution and sale of the Products for the remaining period of the term of this Agreement (as such term shall have been extended as provided in Section 11.1) (a "Special Termination Fee"), as shall be determined by the provisions of this Section 11.2. Within 10 days after receipt by Sumitomo of notice of a Change in Control, each of Sumitomo and Daleco shall select and retain a reputable independent financial advisor to render its opinion as to the present value of fair market value of the profits that Sumitomo would have likely earned during the remainder of the term of this Agreement had such Change in Control not occurred. The two financial advisors shall appoint a third advisor (the expenses of which shall be borne equally by Daleco and Sumitomo). The three advisors so appointed shall each render their opinion as required hereby within 30 days of their appointment, including therein a summary of the methodology used. The amount of Special Termination Fee payable to Sumitomo by Daleco shall be the arithmetic average of such three opinions.

The Special Termination Fee shall be payable to Sumitomo within 10 days of its determination as provided herein.

                  Special Termination Fee Not a Penalty. The parties agree that any payment of the Special Termination Fee is a reasonable method of compensating Sumitomo in the event of a Change of Control, and that such payment is not a penalty.

Trademarks And Trade Names.

                  Use of Trademarks. During the term of the Agreement, in the advertising and promotion of the Products, Sumitomo may from time to time use Daleco's trade names, logos and trademarks (the "Trademarks"). For this purpose, Sumitomo is granted a non-exclusive, royalty-free, limited license to use the Trademarks in accordance with the distribution and marketing of the Products and/or Patented Products. Sumitomo will not make or permit the removal or modification of any Trademarks or tags, proprietary notices, labels, or other identifying marks placed by Daleco on the Products and/or Patented Products or associated literature.

                  Rights to Trademarks. Sumitomo acknowledges that Daleco is the exclusive owner of the Trademarks, and the use of the Trademarks by Sumitomo does not convey to Sumitomo any right, title or interest in or to the Trademarks. Sumitomo has no claim or right in the Trademarks, service marks, or trade names owned, used or claimed now or in the future by Daleco. Sumitomo agrees that it will not register, nor attempt to register any Trademark in any jurisdiction unless expressly approved in writing by Daleco in advance.

General Provisions.

                  Governing Law. This Agreement shall be governed by, and shall be construed and enforced in accordance with, the internal laws of the Commonwealth of Pennsylvania without giving effect to conflicts of law provisions.

                  Headings. Section and subsection headings in this Agreement are included herein or convenience of reference only and shall not constitute a part of this Agreement for any other purpose or be given any substantive effect.

                  Notice. All notices or other communications hereunder shall be in writing, shall be effective upon receipt and shall be made by hand delivery, certified mail return receipt requested, or by overnight courier, postage prepaid addressed as follows:

               To DALECO:               Daleco Resources Corporation
                                        120 North Church Street
                                        West Chester, PA  19380

                                        Attention: Gary J. Novinskie, President

               with a copy to:
                                        Ehmann, Van Denbergh & Trainor, P.C.
                                        Two Penn Center, Suite 725
                                        Philadelphia, PA  19102

                                        Attention:  C. Warren Trainor

               To SUMITOMO:
                                        Sumitomo Corporation of America
                                        600 Third Avenue
                                        New York, New York,  10016-2001

                                        Attention:  Robert G. Graustein,
                                                    Senior Vice President

Either party may change its address for Notice by giving the other party not less than ten (10) days notice of its new address in accordance with this Paragraph 13.4.

                  Invalidity of Certain Provisions. Any term or provision of this Agreement which is invalid or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such invalidity or unenforceability without rendering invalid or unenforceable the remaining terms and provisions of this Agreement or affecting the validity or enforceability of any terms or provisions hereof.

                  Multiple Counterparts. This Agreement may be executed in one or more counterparts and be different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed an original, but all such counterparts together shall constitute but one and the same instrument; signature pages may be detached from multiple separate counterparts and attached to a single counterpart so that all signature pages are physically attached to the same document.

                  Neither Party Drafter. The parties hereto agree that this
                      Agreement is the product of negotiation, that each has been represented by counsel during its negotiation and that neither party shall be deemed the drafter hereof.

                  Costs. Each party agrees its legal accounting and other fees incurred in the negotiation of the transaction contemplated hereby, the conduct of its due diligence and the preparation of the documents, exhibits and schedules addressed and referenced herein.

                  Expenses. Except as otherwise agreed in writing, all costs and expenses incurred in connection with this Agreement shall be paid by the party incurring such expenses.

                  Facsimile Signatures. This Agreement may be executed by the parties by facsimile signature, which signatures shall be binding for all purposes. Original signatures shall be distributed between the parties for receipt by the other by close of business the next business day following the date of the facsimile signature transmission.

                  Assignment. This Agreement may not be assigned (whether
                      voluntarily or by operation of law) by either party without prior written consent from the other which will not be unreasonably withheld or delayed. Any attempt by a party to assign any right, or delegate any duty or obligation, which arises under this Agreement, without such permission, shall be invalid and have no effect. This Agreement shall inure to the benefit of and be binding upon the respective successors and assigns, if any, of the parties hereto.

                  Force Majeure. Except as expressly provided in this Agreement, neither party shall be liable for its failure or delay in performance of its obligations under this Agreement due to strikes, wars, revolutions, fires, floods, explosions, earthquakes, government regulations, or other causes beyond its control.

                  Foreign Sales. This Agreement is made subject to all laws, regulations, orders, or other restrictions on the export from the U.S.A. of products, documentation, or of other information about products, which may be imposed from time to time. Neither party shall export any such products or information to any country for which an export license or other governmental approval is required at the time of export without first obtaining such license or approval.

                  Relationship of the Parties. The parties are each independent contractors. No agency relationship between Sumitomo and Daleco is made by this Agreement. Neither party shall have any right or authority to act on behalf of the other nor shall either party represent that it has such right or authority.

                  Publicity; Mutual Approval. All publicly distributed materials prepared by either party that mention the other party, the products of the other party, or this Agreement, shall be approved by both parties in writing before publication. Within thirty (30) days of signing this Agreement by both parties, on a date mutually agreed to by Sumitomo and Daleco, Sumitomo and Daleco agree to issue a press release announcing the execution of this Agreement with Daleco.

         IN WITNESS WHEREOF, the parties have executed this Agreement as of the Effective Date.

                          DALECO RESOURCES CORPORATION


                          By:/s/ Gary J. Novinskie
                             -------------------------------------
                                 Gary J. Novinskie,
                                 President


                          SUMITOMO CORPORATION OF AMERICA


                          By:/s/ Robert G. Graustein
                             -----------------------------------
                                 Robert G. Graustein,
                                 Senior Vice President

                                                                    SCHEDULE 1.2
                        LIST OF CURRENT DALECO CUSTOMERS

1.       Penoles - Torreon, Mexico
2.       Leviathan Mine - California
3.       Iron Mountain Mine - California
4.       Modern Mushroom Company & Phillips Mushroom Company - Pennsylvania
5.       Chief Consolidated Mines - Eureka, Utah
6.       Municipal Water Dept. - Park City, Utah
7.       [Dairy Farm] - Columbus, Ohio (Valentine Contact)
8.       [Chicken Farm] - Columbus, Ohio (Valentine Contact)
9.       Chiquaqua Cement for Kaolin
10.      Public Service of New Mexico - Acid Flux Process - CaCO3 (2 Plants)
11.      Arizona Public Service - (Same as above) (1 Plant)
12.      Salt River Power Co. - (Same as Above #'s 10 & 11) (1 Plant)
13.      Kentucky Coal - (Coal Slurry Remediation)
14.      Municipal Waste Treatment - Columbus, Ohio
15.      Omachron Technologies - (Home water treatment filters)
16.      Illinois Hog Association - (Hog waste remediation)
17.      West Virginia Paper Co. - (As per Bob Martin's contact)
18.      Guiness, Cina & Eccier Dimensional Stone & Tile -
           (For the Domestic and International commercialization of the Marble at Oro Grande)
19.      Walmart Stores (Fertilizer Sales)
20.      Waste Management, Inc. - General Corporate Development
21.      City of Albuquerque, Municipal Water Dept. - Albuquerque, NM
           (Removal of arsenic from drinking water)

                                                                    SCHEDULE 5.5


                       SPECIAL PROFIT ALLOCATION CUSTOMERS

                  (i) Summitville Mine Remediation - Summitville, CO

          Synthetic Mine operation - Kadish, Nevada

          Hilltop Landscaping (Decorator stone)

                  WW Construction (supply of road base material for road to Indian Reservation operated by the Bureau of Indian Affairs)

                                                                       EXHIBIT A


                      DESCRIPTION OF THE PRODUCTS AND FEES

The Master Distribution and Marketing Agreement specifically covers the following products:

Product                                                      Fee
-------                                                      ---
1.  Hardwood Products                                        $15,000
2.  Perlite                                                  $25,000
3.  Zeolite                                                  $50,000
4.  Kaolin Clay (excluding Japan)                            $100,000
5.  Calcium Carbonate                                        $100,000
6.  Clean Age Series (CA2, CA3,
         CA4, CA5 and CA6,
         and all future CA or other remediation
         products and services)                              $250,000
                                                             --------
                                                             $540,000



Sumitomo shall have a right of first refusal with respect to the marketing and distribution of other minerals or natural resources, or any new remediation products, Daleco and its subsidiaries acquire or develop in the future. Fees for such additional minerals or natural resources or remediation products shall be negotiated by Sumitomo and Daleco in good faith.

SOLE POINT OF CONTACT AT SUMITOMO:

The initial sole point of contact at Sumitomo for purposes of this Agreement shall be:

Robert G. Graustein
Senior Vice President
& General Manager, Corporate Business Development
Sumitomo Corporation of America
600 Third Avenue
New York, New York  10016
212-207-0635
212-207-0829
robert.graustein@sumitomocorp.co.jp

                                                                       EXHIBIT B




                       WARRANT TO PURCHASE COMMON STOCK OF
                          DALECO RESOURCES CORPORATION

THIS WARRANT AND THE COMMON STOCK OBTAINABLE UPON ITS EXERCISE HAVE NOT BEEN REGISTERED WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION UNDER THE U.S. SECURITIES ACT OF 1933, AS AMENDED (THE "ACT") OR ANY OTHER SECURITIES AUTHORITIES. THEY ARE BEING OFFERED PURSUANT TO AN EXEMPTION FROM REGISTRATION UNDER THE ACT. THEY MAY NOT BE SOLD OR TRANSFERRED EXCEPT PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT OR AN EXEMPTION TO THE REGISTRATION REQUIREMENTS OF THOSE SECURITIES LAWS.

NO. OF SHARES  1,700,000                             DATE:  November 16, 2001

         1. Warrant. This Warrant ("Warrant") is issued to Sumitomo Corporation of America, a New York corporation ("Holder") in accordance with that certain Stock Purchase Agreement dated November 16, 2001 ("Stock Purchase Agreement"). This Warrant certifies that, subject to the terms hereinafter set forth, the Holder, or permitted assigns, is entitled to purchase up to One Million Seven Hundred Thousand shares (1,700,000)("Shares" or "Warrant Shares") of fully paid and non-assessable common stock of the Company, par value $0.01 ("Common Stock").

         2. Grant of Warrant. The Warrant is granted as additional consideration for the for Holder's purchase of Common Stock under the Stock Purchase Agreement.

         3. Exercise Price. The exercise price ("Exercise Price") shall be:

                  (a) First 850,000 Shares. The exercise price for the first 850,000 shares of Common Stock acquired by Holder through its exercise of this Warrant shall be $2.00 per share ("First Tranche").

                  (b) Second 510,000 Shares. The exercise price for the next 510,000 shares of Common Stock acquired by Holder through the exercise of this Warrant after exercise of the First Tranche shall be $2.50 per share ("Second Tranche").

                  (c) Remaining 340,000 Shares. The exercise price for the remaining 340,000 shares of Common Stock acquired by Holder through the exercise of this Warrant after exercise of the First Tranche and Second Tranche shall be $3.00 per share ("Third Tranche").


         4. Exercise of Warrant. This Warrant may be exercised, in whole at any time or in part from time to time, commencing the date hereof, and prior to 5:00 P.M., Eastern Time, on November 16, 2006, by the Holder of this Warrant by the surrender of this Warrant (with the subscription form at the end hereof duly executed) to the Company, together with proper payment of the Exercise Price. Payment for Warrant Shares shall be made by certified or official bank check payable to the order of the Company or wire transfer. If this Warrant is exercised in part, this Warrant must be exercised for a minimum of 200,000 Shares of Common Stock, and the Holder is entitled to receive a new Warrant covering the number of Warrant Shares in respect of which this Warrant has not been exercised. Upon such surrender of this Warrant, the Company will (a) issue a certificate or certificates in the name of the Holder for the number of Shares of the Common Stock to which the Holder shall be entitled and (b) deliver a revised Warrant to the Holder for the remaining Shares covered by this Warrant if this Warrant is exercised in part.


         5. Delivery of Stock Certificates. Within five (5) business days after the date of receipt of the Notice of Exercise, the Company will, at its expense, cause to be issued to the Holder a certificate for the Shares to which the Holder shall be entitled upon such exercise.

         6. Legends. The Shares issued upon exercise of this Warrant will contain the following legend:

         THE SHARES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED OR QUALIFIED PURSUANT TO THE SECURITIES ACT OF 1933, as amended ("1933 Act") OR THE SECURITIES LAWS OF ANY STATE AND MAY NOT BE SOLD, OFFERED FOR SALE, PLEDGED OR HYPOTHECATED IN THE ABSENCE OF (i) AN EFFECTIVE REGISTRATION STATEMENT AS TO THE SECURITIES UNDER THE 1933 ACT AND AN EFFECTIVE REGISTRATION OR QUALIFICATION OF SUCH SECURITIES FOR SALE UNDER ANY APPLICABLE STATE SECURITIES LAW; OR (ii) AN OPINION OF COUNSEL SATISFACTORY TO THE CORPORATION THAT SUCH REGISTRATION AND QUALIFICATION IS NOT REQUIRED.

         7. Anti- Dilution Premises.

                  (a) Adjustments for Stock Splits. Should the Company undergo a stock split, stock dividend or other combination or subdivision that does not involve payment of consideration for such shares, the applicable Exercise Price in effect immediately preceding such change shall be proportionately decreased and the number of Shares of Common Stock purchasable upon the exercise of the unexercised portion of this Warrant immediately prior to such subdivision shall be proportionately increased. In the event the Company shall at any time combine its outstanding common stock, the applicable Exercise Price in effect immediately prior to such combination shall be proportionately increased and the number of Shares of Common Stock purchasable upon the exercise of the unexercised portion of this Warrant immediately prior to such combination shall be proportionately decreased. Any such adjustment shall become effective at the close of business on the last business day immediately preceding the day any such subdivision or combination shall become effective.

                  (b) Adjustment for Consolidation, Merger, Reorganization, etc. In case the Company shall: (i) consolidate with or merge into any other corporation and shall not be the continuing or surviving corporation of such consolidation or merger, or (ii) permit any other corporation to consolidate with or merge into the Company and the Company shall be the continuing or surviving corporation but, in connection with such consolidation or merger, the Common Stock shall be changes into or exchanged for securities or property of the Company or any other corporation; or (iii) effect a capital reorganization or reclassification of the Common Stock, then and in each such case, proper provision shall be made so that on the terms and in the manner provided in this Section, the Holder of this Warrant upon the exercise thereof at any time after the consummation of such consolidation, merger, transfer, reorganization or reclassification, shall be entitled to receive, in lieu of the Common Stock issuable upon such exercise prior to such consummation, the securities and property to which such Holder would have been entitled upon such consummation if such holder had so exercised this Warrant immediately prior thereto.

                  (c) No Dilution or Impairment. The Company will not, by amendment of its Articles of Incorporation or through any reorganization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms to be observed or performed hereunder by the Company, but will at all times in good faith assist in the carrying out of all the provisions of this Section and in the taking of all such action as may be necessary or appropriate in order to protect the exercise privilege of the holder of this Warrant against impairment.


                  (d) Certificate as to Adjustments. In the case of each adjustment or readjustment of the Exercise Price pursuant to this Section the Company will promptly compute such adjustment in accordance with the terms hereof and cause a certificate setting forth such adjustment or readjustment and showing in detail the facts upon which such adjustment or readjustment is based to be delivered to the Holder of this Warrant. The Company will, upon the written request at any time of the Holder of this Warrant, furnish or cause to be furnished to such Holder a certificate setting forth (i) such adjustments and readjustments; (ii) the Exercise Price at the time in effect; and (iii) the number of shares of Common Stock and the amount, if any, of other property at the time receivable upon the exercise of this Warrant.


                  (e) Reservation of Stock Issuable on Exercise. The Company will at all times reserve and keep available, solely for issuance and delivery upon the exercise of this Warrant, all shares of Common Stock from time to time issuable upon the exercise of this Warrant. All shares of Common Stock issuable upon exercise of this Warrant shall be duly authorized and, when issued, validly issued, fully paid and non-assessable with no liability on the part of the Holder thereof.


         8. Registration Rights. Registration of the shares of Common Stock subject to and receivable by Holder upon its exercise of this Warrant shall be government by that certain Registration Rights Agreement attached to the Stock Purchase Agreement as Exhibit 4.1, the provisions of which are incorporated herein by reference for all purposes.

         9. Representations and Warranties of Holder. Holder represents and warrants to Company as follows:

                  (a) Investment Intent; Experience. The Holder is acquiring the Warrant, and any Common Stock obtainable upon conversion of the Warrant, for its own account and for investment purposes and not for sale or with a present view to distribution of all or any part of such Warrant or the Common Stock issuable upon the conversion thereof. The Holder has such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of the prospective investment. The Holder, by virtue of its business and financial expertise, has the capacity to protect its own interest in connection with the transaction, or has consulted with tax, financial, legal or business advisors as to the appropriateness of an investment in the Warrant and the Common Stock.

                  (b) No Immediate Need for Liquidation. The Holder is aware that there are legal and practical limits on the Holder's ability to sell or dispose of the securities, and therefore, that the Holder must bear the economic risk of the investment for an indefinite period of time.

                  (c) Exempt Transaction. The Holder understands that this Warrant and the Common Stock subject to the exercise of this Warrant being offered and sold in reliance on specific exemptions from the registration requirements of federal and state securities laws, and that the representations, Warranties, agreements, acknowledgements and understandings set forth herein are being relied upon by the Company in determining the applicability of such exemptions and the suitability of the Holder to acquire such securities.


         10. Miscellaneous Provisions.

                  (a) Replacement. On receipt of evidence reasonably satisfactory to the Company of the loss, theft, destruction, or mutilation of this Warrant and, in the case of loss, theft, or destruction, on delivery of any indemnity agreement or bond reasonably satisfactory in form and amount to the Company or, in the case of mutilation, on surrender and cancellation of this Warrant, the Company at its expense will execute and deliver, in lieu of this Warrant, a new Warrant of like tenor.

                  (b) Warrant Agent. The Company, may, on written notice to the holder of this Warrant, appoint an agent for the purpose of issuing Common Stock or other securities upon the exercise of this Warrant and of replacing or exchanging this Warrant, and after that appointment any such issuance, replacement, or exchange shall be made by that agent.

                  (c) No Rights as Shareholder. No Holder of this Warrant, as such, shall be entitled to vote or receive dividends or be considered a shareholder of the Company for any purpose, nor shall anything in this Warrant be construed to confer on any Holder of this Warrant as such, any rights of a shareholder of the Company or any right to vote, give or withhold consent to any corporate action, to receive notice of meeting of shareholders, to receive dividends or subscription rights or otherwise.

                  (d) Sale; Assignment. This Warrant may not be sold or assigned, in whole or in part, except as set forth in Article IV of the Stock Purchase which provisions are incorporated for all purposes by reference as thought set forth at length herein.

                  (e) Modification. This Warrant and any of its terms may be changed, waived, or terminated only by a written instrument signed by the party against whom enforcement of that change, waiver, or termination is sought.

                  (f) Titles and Subtitles. The titles and subtitles used in this Warrant are for convenience of reference only, and shall not be used in construing the rights and obligations of the parties to this Warrant.

                  (g) Governing Law. This Warrant shall be governed by, construed, and enforced in accordance with the internal laws of the Commonwealth of Pennsylvania, without regard to the conflict of law.

                  (h) Termination. This Warrant shall terminate upon November 16, 2006.

                  (i) Conflicts. Any conflicts or inconsistencies between the terms of this Warrant and the provisions of the Stock Purchase Agreement shall be resolved in favor of the Stock Purchase Agreement.

         IN WITNESS WHEREOF, the undersigned has executed this Warrant as of the date first above written.



                                   DALECO RESOURCES CORPORATION

                                   /s/ Gary J. Novinskie
                                   ---------------------------------
                                   By: Gary J. Novinskie, President

                                   EXHIBIT ONE

                                  EXERCISE FORM

                (TO BE SIGNED ONLY UPON EXERCISE OF THE WARRANT)




TO:      DALECO RESOURCES CORPORATION:

The undersigned, the holder of the attached Warrant, hereby irrevocably elects to exercise the purchase right represented by that Warrant for, and to purchase under that Warrant __________________________________ Shares of Common Stock of DALECO RESOURCES CORPORATION (the "Company") at an Exercise Price for the First Tranche $2.00 per share, Second Tranche at $2.50 per share and the Third Tranche at $3.00 per share. The undersigned hereby: makes payment of $_______________________ for those Shares;

And requests that the certificates for those Shares be issued in its name, and delivered to the following address:

                         Sumitomo Corporation of America
                                600 Third Avenue
                             New York, NY 10016-2001


-------------------------                 --------------------------------------
Date                                      Signature of _________________________
                                          (Signature must conform in
                                          all respects to name of
                                          holder as specified on the
                                          face of the Warrant.)

                                          Address:
                                          Sumitomo Corporation of America
                                          600 Third Avenue
                                          New York, NY 10016-2001