Form 10QSB
period 2001-12-31
DALECO RESOURCES CORP
filed 2002-02-15
CIK 746967

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 FIRST AMENDMENT
                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001
                               -----------------

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ______________

Commission File Number 0-12214
                       -------

                          DALECO RESOURCES CORPORATION
--------------------------------------------------------------------------------
             (Name of small business issue as specified in Charter)

            Delaware                                       23-2860734
--------------------------------                    ----------------------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                      Identification Number)


          120 North Church Street
      West Chester, Pennsylvania 19380                  (610) 429-1258
--------------------------------------------      ---------------------------
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

Number of shares outstanding of the issuer's common stock as of December 31, 2001: 16,337,614
Number of shares outstanding of the issuer's Series A preferred stock as of December 31, 2001: 8,000.
Number of shares outstanding of the issuer's Series B preferred stock as of December 31, 2001: 713,000

                                      INDEX

                                                                                                                       PAGE
PART I   FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS (Unaudited)......................................................................  3
                  Consolidated Balance Sheets...........................................................................  3
                  Consolidated Statement Of Income......................................................................  4
                  Consolidated Statement Of Deficit.....................................................................  5
                  Consolidated Statement Of Cash Flow...................................................................  6
                  Notes to Consolidated Financial Statements............................................................  7

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS..................................................................  16

PART II  OTHER INFORMATION

ITEM 6   Exhibits and Reports on Form 8-K

SIGNATURES



DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2001 AND 2000 -- PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                                                                                 2001                 2000
ASSETS                                                                                       ----------           ----------
Current Assets
         Cash Accounts                                                                       $ 1,353,670          $    70,995
         C/Ds                                                                                    375,000               75,000
         Account receivables                                                                     383,383              502,422
         Jib Receivables                                                                           -----                -----
         Prepaid Mineral Royalties (note 5c)                                                     409,642                -----
         Other Current Assets                                                                     18,274               11,474
                                                                                              ----------             --------
                               Total Current Assets                                          $ 2,539,968             $659,891
                                                                                              ----------             --------
Other Assets
         Investment in Mining Joint Venture                                                  $     -----          $     -----
         Goodwill                                                                                813,357              813,357
         Accumulated Amortization Goodwill                                                      (813,357)             813,357
                  Net Goodwill                                                                     -----                -----
         Debt Placement Costs                                                                    584,815              584,815
         Accumulated Amortization                                                              (584,815)            (532,970)
                  Net Debt Placement Costs                                                         -----               51,845
         Equity Placement Costs                                                                    -----                -----
         Accumulated Amortization Equity Costs                                                     -----                -----
                  Net Equity Placement                                                             -----                -----
         Other Assets                                                                              -----                -----
                                                      Total Other Assets                     $     -----          $    51,845
                                                                                             ===========          ===========
Fixed Assets
         Oil and Gas Properties (note 3)                                                     $12,607,950          $12,607,950
         Accumulated DD&A                                                                     (5,877,950)          (5,589,412)
                  Net Oil and Gas Property                                                     6,730,000            7,018,538
         Mineral Properties (note 5)                                                          12,609,100           12,609,100
         Accumulated DD&A                                                                          -----                -----
                  Net Mineral Property                                                        12,609,100           12,609,100
         Timber Properties (note 4)                                                            1,028,342            1,028,342
         Accumulated DD&A                                                                     (1,028,342)            (803,342)
                  Net Timber Property                                                              -----              225,000
         Technology/Patent Rights (note 6)                                                     7,767,000            7,767,000
         Accumulated DD&A                                                                       (824,958)          (1,205,000)
                  Net Tech./Patent Rights                                                      6,942,042            6,592,000
         Property, Equipment, Furniture & Fixtures                                               510,533              485,648
         Accum. Depr (P, E, P &  P)                                                             (193,555)            (140,878)
                  Net (P, E, P & P)                                                              316,977              344,770
         Leasehold Improvements                                                                    -----                -----
         Accu. Amort. (Lease  Improvements)                                                        -----                -----
                  Net Lease Improvements                                                           -----                -----
                                                                                                   -----                -----
                  a)  Total Fixed Assets                                                     $26,598,119          $26,759,408
                                                                                             ===========          ===========
                  b)  Total Assets                                                           $29,138,088          $27,471,144
                                                                                             ===========          ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2001 AND 2000 -- PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                                                                                 2001                 2000
LIABILITIES                                                                                  -----------           ----------
Current Liabilities
         Trade A/P                                                                         $     158,103        $   1,627,059
         Notes Payable (note 7)                                                                  559,881              559,881
         Note Due related Pty (note 8).                                                          639,489              551,946
         HFI Financing (note 10a)                                                              5,154,783            5,154,783
         Loans--1st Regional (note 10d)                                                          100,000              100,000
         Sonata and Standard Energy  Financing (notes 7b and 10b)                                  -----              307,092
         Accrued Interest Expense (notes 10a and 10b)                                          2,142,391            1,863,254
         Accrued Dividend Expense (notes 11d and 16)                                           1,611,991              306,390
         Accrued Expense Reimbursements                                                           43,454               43,454
         Accrued Salary Expense                                                                  120,595              111,220
                        Total Current Liabilities                                          $  10,530,688        $  10,625,079
                                                                                             -----------          -----------

Long Term Debt                                                                             $       -----        $       -----

         Total Long Term Debt                                                              $       -----        $       -----
                                                                                           -------------        -------------
                        Total Liabilities                                                  $  10,530,688        $  10,625,079
                                                                                           -------------        -------------
EQUITY
         Beginning Retained Earnings                                                       $ (18,185,097)        $(17,198,287)
         Current Period Income/(loss)                                                           (709,325)            (505,593)
         Add. Paid in Capital                                                                 37,331,240           34,395,742
         Preferred Stock (note 11)                                                                 7,210               20,178
         Common Stock (note 11)                                                                  163,372               34,025

                        Total Equity                                                       $  18,607,400        $  16,846,065
                                                                                           -------------        -------------
                        Total Liabilities and Equity                                       $  29,138,088        $  27,471,144
                                                                                           =============        =============





                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF LOSS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2001 AND 2000 -- PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                                                                    2001              2000
                                                                                    ----              ----
Revenue
         O&G Sales                                                              $243,695          $693,288
         N P I Receipts                                                            -----             -----
         Royalty Receipts                                                          4,079             5,848
         Timber Sales                                                              -----             -----
                           Total Operating Income                             $  247,775          $699,136
                                                                              ----------        ----------
         Interest Income                                                           -----             -----
         Well Management                                                          17,111           137,786
         Ptr. Management                                                           -----             -----
         Other Income                                                              -----             -----
                           Total Other Income                                 $   17,111        $  137,786
                                                                                 -------          --------
                           Total Income                                       $  264,886        $  836,922
                                                                              ==========        ==========
Expenses
         LOE - Oil and Gas                                                       196,392           611,929
         LOE--Timber                                                               -----             -----
         LOE--Minerals                                                             -----             -----
         N P I Exp.                                                                -----             -----
         Prod Tax                                                                 19,066            42,196
         DD&A (Fixed Assets)                                                     283,945           295,725
         Third Party Distributions                                                32,241             -----
                           Total Well Expense                                 $  531,645        $  949,850
                                                                              ----------        ----------
         Interest Expense                                                        184,316           184,157

         General and Administrative Expenses                                     132,512           191,227
         Legal and Professional Fees                                              90,224             -----
         Financial Advisor Fees                                                   30,000             -----
         Shareholder Information                                                   5,512             -----
         Amortization of Debt Costs                                                -----            17,281
         Amortization of Goodwill                                             $    -----             -----
                           Total Expenses                                     $  974,209        $1,342,515
                                                                              ----------        ----------
                           Net Income (Loss)                                  $ (709,324)       $ (505,593)
                                                                              =========         ==========
         Basic and Fully Diluted Net Loss per Common Share                        ($.04)            ($.16)

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF DEFICIT FOR THE THREE MONTHS
ENDED DECEMBER 31, 1998 AND 1997 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                                     2001              2000
                                                     ----              ----
Deficit - Beginning of Period                   ($18,185,097)     ($16,754,287)
Net loss for the period                            (709, 325)         (529,593)
Dividends on Preferred Stock                        (328,060)         (420,000)
Deficit - End of Period                         ($19,222,482)     ($17,703,880)
                                                =============      ============



















                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE THREE MONTHS
ENDED DECEMBER 31, 2001 AND 2000 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                                                                 2001              2000
                                                                                 ----              ----
Operating Activities
Net loss for the period                                                     $    709,325         ($505,593)
Items not affecting working capital
         Change in DD & A for period                                        $   (257,246)          295,725
         Debt Amortization -                                                           -            17,281
         Amortization of Good Will                                                     -                 -
                                                                                       -                 -
                           Sub Total                                           (257, 246)         (313,006)
                                                                              ----------          --------
Items affecting Working Capital:
         (Increase) Decrease in other assets                                $   (300,000)                -
         (Increase) Decrease in Pre-paid Royalties                                     -                 -
         (Increase) Decrease in accounts receivable                               72,447           324,753
         Increase (Decrease) in Trade payables                                (2,420,824)         (154,962)
         Increase.(Decrease) in other Accrued Expenses                           (30,207)          (24,000)
         Gain/(loss) on Sale of Properties                                             -                 -
                           Sub Total                                        $ (2,420,824)       $  145,791
                                                                            ------------           -------

Cash provided (used) for operating activities                               $ (1,968,745)         ($46,796)
                                                                            ------------          --------

Investing Activities
         (Increase)/decrease in Investment in Subsidiaries                             -                 -
         Leasing, Acquisition and Well Costs Incurred                                  -                 -

Cash Provided from/(used for) Investing Activities                                     -                 -

Financing Activities
         Increase/(decrease) Notes due Related Parties                      $      6,000                 -
         Increase/(decrease) Other Notes due                                    (349,092)        $  417,082
         Increase?(decrease) Accrued Interest                                    (45,835)                -
         Increase/(decrease) Accrued Dividends                                   (89,689)         (420,000)
         Dividends Paid                                                                -                 -
         Proceeds of Equity Issuance                                           1,300,000                 -
         Proceeds of L/ Debt                                                           -                 -
Cash provided from/(used for) financing activities                               821,375          ($2,918)
                                                                                 -------           -------
Net Increase/(decrease) in cash for period                                  $ (1,147,370)         ($49,714)
Cash and Cash Equivalents - Beginning of Period                             $  2,501,040           195,709
                                                                            -----------         ----------
Cash and Cash Equivalents - End of Period                                   $  1,353,670        $  145,995
                                                                            ============        ==========

         Change in Cash FY 1st Qtr.                                         $ (1,147,370)       $  (49,714)
                                                                            ============        ==========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2001 AND 2000 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

1.       CONTINUED OPERATIONS

        The financial statements have been prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate it assets. As of December 31, 2001 the Company has reported a loss of $709,324. The ability of the Company to meet its total liabilities of $10.5 Million and to continue as a going concern is dependent upon the availability of future funding, achieving profitable timber operations and successful development of newly acquired mineral assets.

        As of December 31, 2001, certain of the Company's subsidiaries were in default of certain debt obligations.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2001 AND 2000 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2001 AND 2000 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

         h.       Debt Issue Costs

                  Debt issue costs as of December 31, 1998, represent those associated with the Heller Financial, Inc. loan (see Note 10) and are being amortized over a period of five years. As of December 31, 2001, all debt issuance costs have been fully amortized.

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

3.       Oil and Gas and Equipment

                                                                         2001               2000
                                                                         ----               ----
Proven lease acreage costs                                           $ 5,429,996        $ 5,429,996

Proven undeveloped lease acreage costs                               $ 1,745,810        $ 1,745,810

Well costs                                                           $ 5,432,145        $ 5,432,145
                                                                     -----------        -----------
                                                                     $12,607,950        $12,607,950

Accumulated depletion, depreciation and amortization                   5,577,950          5,589,412

                                                                     $6, 730,000         $7,018,538
                                                                     -----------         ----------

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2001 AND 2000 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

         The acquisition has been accounted for by the purchase method. The purchase price of $962,500 was determined based on the fair value of the 150,000 common shares of Daleco given up to acquire Sustainable. The fair value of the net liabilities of Sustainable acquired was $65,842 resulting in consideration of approximately $1,028,500 which has been recorded as timber rights. To reflect adjustments to the carry value of these assets, the Company has taken charges accumulating $1,028,500 as of September 30, 2001.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2001 AND 2000 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

         b.       Minerals and Equipment


        --------------------------------------------------------------------------------------------------------------------
                                                                 2001                                   2000
        --------------------------------------------------------------------------------------------------------------------
        Proven undeveloped lease costs                        $12,609,100                            $12,609,100
        --------------------------------------------------------------------------------------------------------------------
        Mine development costs                                     0                                       0
        --------------------------------------------------------------------------------------------------------------------
        Accumulated depletion and Depreciation                     0                                       0
        --------------------------------------------------------------------------------------------------------------------
                                                              $12,609,100                            $12,609,100
        --------------------------------------------------------------------------------------------------------------------

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

7.       Notes Payable

         a. During the year ended September 30, 1995, the Company received $1,100,000 in return for two notes payable, with the producing wells of the Company used as collateral. Interest of 10% per annum was due monthly. In fiscal 1996, the Company repaid $300,000 of the outstanding balance. In fiscal 1997, the remaining $800,000 was converted into 16,000 shares of 10% cumulative preferred stock, at $50.00 per share ("Series A Preferred Stock"). The Series A Preferred Stock was subject to a put on August 20, 1999. The holders of the Series A Preferred Stock filed a lawsuit in the Los Angeles Superior Court, California against the Company, as well as Mr. Amir and Mr. Erlich as guarantors. Mr. Amir satisfied his obligation and purchased his, or 8,000 shares of the Series A Preferred Stock. The Company and Mr. Erlich entered into a Stipulation for the Entry of Judgment granting the Company until August 1, 2001 in which to satisfy the put for the remaining 8,000 shares of Series A Preferred Stock plus accumulated interest. (See Litigation
         Note 14). Mr. Amir has not made a demand on the Company for payment.

         b. During fiscal 1998, the Company borrowed $145,000 from four (4) persons. The debt was evidenced by Notes which matured on November 21, 1998. The Notes earned interest at 2% over the prime rate charged by the Huntingdon National Bank of Columbus, Ohio, through the maturity date, and 18% thereafter. The Noteholders were also given warrants. (See Note 11(b)--Warrants) $75,000 in principal amount plus accrued interest due to Sonata Investment Company, Ltd. ("Sonata") was paid to Sonata on November 30, 2001. On August 1, 2001, the Company borrowed $42,000 from Standard Energy Company. This loan earned interest at 2% per annum. The Standard Energy Company loan was satisfied on November 30, 2001.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2001 AND 2000 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================


8.       Due to (from) Related Parties
                                                    2001              2000
                                                    ----              ----
Net due (from) to Amir and Erlich
         Bearing interest at prime +3%           $ 91,062          $ 91,062
         Bearing interest at 7%                   548,429           463,854
                                                  -------           -------
                                                 $639,489          $554,916
                                                 --------          --------


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

                                      2001          2000
                                      ----          ----
8% Convertible Debentures            $30,000       $30,000
                                     -------       -------

         a.       7% Convertible Debentures

                  On May 31, 1996 the Company issued $1,000,000 of 7% convertible debentures with interest payable in cash or stock on a semi-annual basis, and a term of three years. The placement agent's fees were 10% of the gross proceeds and 10,000 warrants at $10.00, with an expiration date of May 30, 2001 (see Note 12). The debentures could be converted after a holding period of: (a) as to 50% of the principal amount, 40 days (July 10, 1996), and (b) the remaining 50%, 60 days (July 30, 1996). The debentures are convertible into the Company's Common Stock at the lessor of (1) a 35% discount on the previous five day average closing bid price at conversion, or;
                  (2) the previous day average closing bid price at closing (May 31, 1996). As of December 31, 1996, $600,000 of the 7%
                  debentures had been converted into 107,712 common shares. The remaining balance was converted into 132,916 common shares during 1997.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2001 AND 2000 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================


10.      Long-Term Debt

         Long-term debt of the Company consists of the following:

         a.       Heller Financial, Inc.

                  During the forth quarter of fiscal 1997, the Company entered into an arrangement with Heller Financial, Inc. ("Heller") whereby Heller agreed to provide the Company with up to $15,000,000 to rework existing horizontal wells, re-complete its vertical wells as horizontal wells, and develop additional acreage. Under the terms of the agreement, all of the properties of Westlands were transferred to a newly formed limited partnership, Tri-Coastal Energy, L.P., the general partner of which is Tri-Coastal Energy, Inc., (Tri-Coastal) and the sole limited partner of which is Westlands. Westlands is also the sole shareholder of Tri-Coastal. The amount outstanding (principle and accrued interest) under this arrangement as of December 31, 2001 and 2000 , was $7,017,390 and $6,945,150, respectively. Interest on the borrowings is at prime plus 2%. Principal is paid out of 85% of the net cash flow from the properties. Additional interest is payable from 50% of the net cash flow from these properties after the payment of principal. In January 1999, Heller declared the loan to be in default, as a result of the pledged properties failure to generate the required interest payments. This was solely attributable to the decrease in the low worldwide prices for oil. As a result, the full amount of the Heller Loan has been reclassified as current debt. With the recovery of oil prices, the Heller Loan has come back into compliance, However, Heller has not rescinded its default notice. The obligations to Heller are non-recourse to the Company and payable solely out of the oil and properties pledged to Heller as collateral.

         b.       Sonata Investment Company, LTD.

                  During the third quarter of fiscal 1997, Sustainable entered into a loan agreement with Sonata Investment Company, LTD. for $250,000, which remained outstanding as of December 31, 2000. Sustainable had the right to request an additional $250,000 prior to December 31, 1999, which was not exercised. The Company and Westlands were guarantors of the loan with Westland's (now Tri-Coastal Energy, L.P.) wells being pledged as collateral, subordinated to the Heller Financing. The loan was to have been repaid out of 25% of Sustainable's net cash flow with any remaining balance due by December 31, 1999. Interest is at 12%. In addition, Sonata received a profits participation of 25% of the net profits of Sustainable while the loan was outstanding and 20% after the loan is repaid (after payout). The full amount of this loan had been reclassified as current debt. Sonata sought and the Company agreed to grant Sonata additional collateral to secure its loan in the nature of a security interest in the Patent owned by Matrix-Loc and the mineral leases owned by subsidiaries of CAMI. The totality of the Sonata debt, plus all accrued and unpaid interest was satisfied on November 30, 2001, and all collateral for the loan was released.

         c.       PNC Bank Loan

                  During the fourth quarter of fiscal 1998, Deven Resources, Inc. obtained a term loan of $300,000 with interest at prime plus 12%. Principal is due at $25,000 per quarter. The loan was secured by specific properties owned by Deven. This loan was paid off on December 15, 1999 through the sale of Deven's Net Profits interests in certain properties in Armstrong and Fayette Counties, Pennsylvania.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2001 AND 2000 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

         d.       First Regional Bank

                  In September, 1998, the Company assumed a $100,000 loan with First Regional Bank when it acquired Haly Corporation. Interest is at 6.9% and the loan matures December 12, 2002. The loan is secured by personal assets of an officer of the Company.

11.      Capital Stock

                                                                                                                NUMBER OF SERIES
                                                      NUMBER OF COMMON SHARES,       NUMBER OF SERIES A           B PREFERRED
                                                             PAR VALUE              PREFERRED SHARES PAR        SHARES PAR VALUE
                                                          $0.01 PER SHARE         VALUE $0.01 PER SHARE (1)    $0.01 PER SHARE (1)
                                                      -----------------------     --------------------------   -------------------
      Authorized                                              20,000,000
                                                              ----------
      Balance as of December 31, 2000                          3,102,574                     16,000                 2,017,800
                                                               =========                     ======                 =========
      Issued pursuant to the Terra Silex Agreement               817,728
                                                                 -------
      Issued for the acquisition of 16/6th                     1,000,000
                                                               ---------
      Issued for development of Natural Resource Exchange        300,000
                                                                 -------
      Issuance to Kanes                                           50,000
                                                                  ------
      Issuance to SCOA                                           640,000
                                                                 -------
      Issuance on conversion of Series A Preferred Stock         408,163
                                                                 -------
      Issuance on the  conversion of Series B Preferred       10,069,149
                                                              ----------
      Balance as of December 31, 2001                         16,337,614                      8,000                   713,000
                                                              ----------                      =====                   =======


Upon re-domestication of the Company into the U.S. as of October 1, 1997, par value was established at $0.01 per share for both common and preferred stock. On February 24, 1998, the Company conducted a reverse 10 for 1 stock split.

(1) The Articles of Incorporation of the Company authorize a total of 10,000,000 shares of Preferred Stock. Both the Series A and Series B Preferred shares are part of the authorized Preferred Shares.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2001 AND 2000 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================


        a.       Common Stock Options

                                              2001              2000
------------------------------------------------------------------------
Outstanding and Exercisable                 3,610,000           235,000
   at beginning of period
------------------------------------------------------------------------
Canceled                                        -----         (125,000)
------------------------------------------------------------------------
Granted                                     2,500,000         3,500,000
------------------------------------------------------------------------
Exercised                                       -----             -----
                                                -----             -----
                                            ---------         ---------
------------------------------------------------------------------------
Outstanding and Exercisable                 6,110,000         3,610,000
 at end of period                           =========         =========
------------------------------------------------------------------------

                  On November 16, 2001, the Company entered into key man employment agreements with Mr. Dov Amir, Chairman of the Board of Directors and Chief Executive Officer of the Company, Mr. Gary J. Novinskie, President and Chief Operating Officer of the Company, and Mr. Robert E. Martin, a Director and President of Strategic Minerals, Inc. Under the employment agreements (see Note 13 below), Messrs. Amir and Novinskie were granted options for 500,000 shares of common stock and Mr. Martin was granted options for 1,000,000 shares of common stock. All these options expire on the third anniversary of the vesting of the options or two years after the key man ceases to be an employee of the Company. The exercise price for Mr. Martin's options is 90% of the average closing price for the common stock for the five business days prior to October 1, 2001. The exercise price for Messrs. Amir's and Novinskie's options is the average closing price for the common stock at the close of business for the five trading days immediately preceding June 30, 2002.

                  On September 11, 2000 the Board of Directors of the Company granted options to three directors (Messrs., Amir, Novinskie and Trainor), two of whom are also officers of the Company and two employees. The options are exercisable at a price of $.25 per share which was the fair market value of the Company's stock at the time of issue. The options were granted for service and dedication to the Company by persons who were either not being paid currently and/or continued to work for the benefit of the Company and the shareholders at a wage scale substantially below market. The following summary sets out the activity in Common Stock purchase options:

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2001 AND 2000 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

         b.       Common Stock Warrants

                  Common Stock warrants outstanding at December 31, 2001, consist of the following:

   ----------------------------------------------------------------------------------------------------------------------------
               Issuance                             Expiration Date                         Amount             Price Per Share
   ----------------------------------------------------------------------------------------------------------------------------
   8% Debenture Holders and                          June 8, 2002                           65,500                  $10.81
    Placement Agents (1.)                          August 1, 2002 to                                              $0.55 to
    Financing Sources (2.)                         November 20, 2005                       288,138                   $2.50
   ----------------------------------------------------------------------------------------------------------------------------
   Terra Silex Warrant                             December 31, 2006                       250,000                   $1.25
   ----------------------------------------------------------------------------------------------------------------------------
   SCOA Warrants                                   November 15, 2006                     2,240,000                $2.00 to
                                                                                                                     $3.00
   ----------------------------------------------------------------------------------------------------------------------------


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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2001 AND 2000 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

          c. Net Income Per Share. Net income per share was calculated on the basis of the weighted average number of shares outstanding which amounted to 16,337,614 for the period ended December 31, 2001 (2000 - 3,102,574). For the periods ending December 31, 2001 and 2000, the exercise of the options and warrants outstanding as at year end did not have a dilutive effect on the net income per share.

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

13.      Employment Contracts and Commitments

         a. In connection with the acquisition of Sustainable and under Management Agreement dated April 17, 1995, the Company agreed to engage two key officers for a period of seven years ending April 17, 2002. The two key officers are entitled to a base salary of $75,000 plus additional incentive payments each based upon a percentage of net income of Sustainable. At the time of termination for any reason, the key officers are entitled to a severance payment equal to the total of the annual base salary plus additional annual incentive payments he is then receiving multiplied by the remaining years, or portions thereof, of the contract period. During fiscal 1997, the Company reached a settlement with one of the officers in the total amount of $60,000 to be paid at $5,000 per month through February 1998.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2001 AND 2000 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

         b. On November 16, 2001, the Company entered into a Stock Purchase Agreement with SCOA ("SCOA SPA"). As a condition to the closing of the SCOA SPA, SCOA required that the Company enter into Key Man Employment Contracts ("Key Man Contracts") with Messrs. Robert E. Martin, Gary J. Novinskie and Dov Amir. The Key Man Contracts are for an initial three
         (3) year term. The Key Man Contracts provide for acceleration of the vesting of incentive warrants should the Key Man be terminated prior to the expiration of the term of the Key Man Contracts. Each of Messrs Novinskie and Amir are granted options for 500,000 shares of Company Common Stock while Mr. Martin was granted options for 1,000,000 shares of Common Stock. There are like provisions for the acceleration of the salary due each employee over the life of the Contract.
         (See Note 11a.)

14.      Litigation Settlement and Pending Litigation

         a. Southland Drilling Company, a Division of Triad Drilling Company v. Westlands Resources Corporation, Daleco Resources Corporation and Tri-Coastal Energy, L.P., Cause No. 98-34542, In the 270th Judicial District Court of Harris County, Texas. On or about July 21, 1998, Southland Drilling Company ("Southland") commenced a lawsuit against the Company and its subsidiaries Westlands and Tri-Coastal. The lawsuit sought to recover the amount of $260,577.66 allegedly due and owing for work performed on the DRC GA #3 Well and the DRC VI #1 Well, Burleson County, Texas. The Company settled this matter by the filing of a Joint Motion for Entry of Agreed Judgement on December 1, 2000. Under the terms of the agreement, the Company is obligated to pay Southland $300,000 ("Settlement Amount") and has given a judgment note in that amount to Southland. The Company had 90 days from settlement in which to pay the note during which period Southland will forbear from taking any action. The Company failed to pay the Settlement Amount within the allotted 90 day period. As part of the Terra Silex Agreement, Terra Silex acquired the Southland Judgment from Southland and filed a release and satisfaction of the Southland Judgment.

         b. Kane v. Daleco Resources Corp., et. al. On or about January 14, 2000, Stanley B. Kane, et. al. commenced an action in the Superior Court, Los Angeles, California to enforce their right to have the Company repurchase 16,000 shares (stated value $50,000 purchase) of Series A, 10% Cumulative Preferred Stock. The Plaintiffs had the right to put the stock to the Company on August 20, 1999, which they did. Although the Company continued to pay quarterly interest on the Series A Preferred Stock, it did not redeem the shares due to its lack of liquidity. Also named in the suit were Messrs. Dov Amir (a current officer and director of the Company) and Mr. Louis Erlich (who was an officer and director of the Company at the time of the issuance of the Series A Preferred Stock) who had given personal guaranties to the Plaintiffs.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2001 AND 2000 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

         c. Elizabeth McFadden v. BBC/DRI Blacklick Joint Venture, Belden & Blake Corporation and Deven Resources, Inc., Civil Action--Equity, No. 50640 CD 2001, Court of Common Pleas, Indiana County, Pennsylvania.

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

15.      Acquisitions

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

                  The Company's performance during its first fiscal Quarter ended December 31, 2001, was influenced by a variety of factors which were beyond the control of management, such as the variability of the demand for and the pricing of crude oil and natural gas with the Company's operating areas and the demand and pricing, both domestically or internationally, for the Company's timber and industrial minerals impacted on the Company's results. The prior certification of the Company's timber and Patented Process by independent parties also hindered the Company's ability to enter into immediate contracts for the sale of these products.

                  During the quarter ending December 31, 2001, the Company's sale of securities, and proceeds from the sale of assets provided its main source of revenues.

                  With the cooperation and lead of SCOA, in accordance with the provisions of the Master Distribution and Marketing Agreement, contacts are being negotiated with academic institutions to certify the results of CAMI's Patented Processes and to work with industrial partners to establish test sites at which the efficacy of the Patented Processes can be verified.

                  The Company has also, through its arrangements with SCOA ,entered into discussions with potential users of the Company's timber products for railroad ties and utility poles. During the quarter, the Company focused on the implementation of it's the Master Distribution and Marketing Agreement with SCOA. Key areas were the identification of potential market outlets for the Clean Ages' industrial minerals and environmental technology

PART II. OTHER INFORMATION

Item 2.  Sale of Securities.

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

         The Terra Silex Agreement provides for the purchase of the Common Stock in three (3) tranches. At closing, Terra Silex acquired 400,00 shares. The second tranche was to close within sixty (60) days, subject to Terra Silex's satisfactory completion of its due diligence. The second tranche for 400,000 shares closed on November 20, 2001. The third tranche for 1,000,000 shares was to have closed sixty (60) days after the second tranche closing, subject to Terra Silex's continued satisfactory due diligence. Terra Silex requested and was granted an extension until February 15, 2002 in which to exercise the third tranche. Terra Silex was also granted a warrant for 500,000 shares. The term of the warrant for five (5) years at an exercise price of $1.25 and is pro rated in amount should Terra Silex not fund all three tranches.

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

                          DALECO RESOURCES CORPORATION



Date:  February 14, 2002                         /s/ Gary J. Novinskie
                                                 -------------------------------
                                                 Gary J. Novinskie
                                                 President


Date: February 14, 2002                          /s/ Dov Amir
                                                 -------------------------------
                                                 Dov Amir
                                                 Chief Executive Officer