Form 10QSB
period 2002-03-31
DALECO RESOURCES CORP
filed 2002-05-15
CIK 746967

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


( x ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
                               --------------

(   )    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
         EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number 0-12214
                       -------

                          DALECO RESOURCES CORPORATION
--------------------------------------------------------------------------------

              Name of small business issue as specified in Charter

                         Nevada                                                       23-2860734
--------------------------------------------------------------         --------------------------------------------
(State or other jurisdiction of incorporation or organization)             (IRS Employer Identification Number)

         120 North Church Street
         West Chester, Pennsylvania 19380                                             (610) 429-1258
--------------------------------------------------------------         --------------------------------------------
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

Number of shares outstanding of the issuer's common stock as of March 31, 2002:
18,953,378

Number of shares outstanding of the issuer's Series A preferred stock as of March 31, 2002: 8,000.

Number of shares outstanding of the issuer's Series B preferred stock as of March 31, 2002: 385,000

                                      INDEX

                                                                         PAGE
PART I   FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS (Unaudited).....................   3
                  Consolidated Balance Sheets..........................   3
                  Consolidated Statements of Loss......................   5
                  Consolidated Statements of Deficit...................   6
                  Consolidated Statements of Cash Flow.................   7
                  Notes to Consolidated Financial Statements...........   8

ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS..................  23

PART II           OTHER INFORMATION....................................  24

ITEM 2            Sale of Securities...................................  24

ITEM 6            Exhibits and Reports on Form 8-K.....................  26

SIGNATURES        .....................................................  26

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2002 AND 2001--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                                               2002             2001
                                                           ------------    ------------
ASSETS
Current Assets
         Cash Accounts                                     $    235,893    $    187,262
         C/Ds                                                   375,000          75,000
         Account Receivables                                    772,922         543,684
         Jib Receivables                                           --              --
         Prepaid Mineral Royalties (note 5c)                    409,642            --
         Other Current Assets                                    11,074          11,474
                                    Total Current Assets   $  1,804,531    $    817,420
Other Assets
         Investment in Mining Joint Venture                $      --       $       --
         Goodwill                                               813,357         813,357
         Accumulated Amortization Goodwill                     (813,357)       (813,357)
                  Net Goodwill                                     --              --
         Debt Placement Costs                                   584,815         584,815
         Accumulated Amortization                              (584,815)       (550,251)
                  Net Debt Placement Costs                         --            34,564
         Equity Placement Costs                                    --              --
         Accumulated Amortization Equity Costs                     --              --
                  Net Equity Placement                             --              --
         Other Assets                                              --              --
                                                           ------------    ------------
                                    Total Other Assets     $       --      $     34,564
                                                           ============    ============
Fixed Assets
         Oil and Gas Properties (note 3)                   $ 12,607,950    $ 12,607,950
         Accumulated DD&A                                    (5,947,950)     (5,634,496)
                  Net Oil and Gas Property                    6,660,000       6,973,454
         Mineral Properties (note 5)                         12,609,100      12,609,100
         Accumulated DD&A                                          --              --
                  Net Mineral Property                       12,609,100      12,609,100
         Timber Properties (note 4)                           1,028,342       1,028,342
         Accumulated DD&A                                    (1,028,342)       (878,342)
                  Net Timber Property                              --           150,000
         Technology/Patent Rights (note 6)                    7,767,000       7,767,000
         Accumulated DD&A                                    (1,016,553)     (1,350,000)
                  Net Tech./Patent Rights                     6,750,447       6,417,000
         Property, Equipment, Furniture & Fixtures              514,749         485,648
         Accum. Depr (P, E, P & P)                             (467,444)       (140,878)
                  Net (P, E, P & P)                              47,305         344,770
         Leasehold Improvements                                    --              --
         Accu. Amort. (Lease improvements)                         --              --
                  Net Lease Improvements                           --              --
                                                           ------------    ------------

                                   Total Fixed Assets      $ 26,066,852    $ 26,494,324
                                                           ============    ============

                                  Total Assets             $ 27,871,383    $ 27,346,308
                                                           ============    ============



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2002 AND 2001--PREPARED BY MANAGEMENT (UNAUDITED)


                                                                              2002                2001
                                                                         ------------         ------------
LIABILITIES
Current Liabilities
         Trade A/P                                                       $    904,590         $  2,319,887
         Notes Payable (note 7)                                               132,543              120,000
         Note Due Related Pty. (note 8)                                       551,946              551,946
         HFI Financing (note 10a)                                           5,154,783            5,154,783
         Loans--1st Regional (note 10d)                                       100,000              100,000
         CAMI Loans (note 7(c))                                               514,881              514,881
         Sonata and Standard Energy Financing (notes 7b and 10b)                 --                307,092
         Accrued Interest Expense (notes 7(c), 8, 10a and 10b)              2,157,463            1,733,416
         Accrued Dividend Expense (notes 11d and 16)                        1,539,122              306,390
         Accrued Expense Reimbursements                                             0               43,454
         Accrued Salary Expense                                               120,595              111,220

                                    Total Current Liabilities            $ 11,175,924         $ 11,263,069
                                                                         ------------         ------------

Long Term Debt                                                           $        --          $        --

                                             Total Long Term Debt        $        --          $        --
                                                                         ------------         ------------

                                    Total Liabilities                    $ 11,175,924         $ 11,263,069
                                                                         ------------         ------------

EQUITY
         Beginning Retained Earnings                                     $(18,894,422)        $(18,123,880)
         Current Period Income/(loss)                                        (848,583)            (342,826)
         Add. Paid in Capital                                              36,244,965           34,495,742
         Preferred Stock (note 11)                                              3,965               20,178
         Common Stock                                                         189,534               34,025

                                    Total Equity                         $ 16,695,459         $ 16,083,239
                                                                         ------------         ------------

                                    Total Liabilities and Equity         $ 27,871,383         $ 27,346,308
                                                                         ============         ============










                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF LOSS FOR THE PERIODS
ENDED MARCH 31, 2002 AND 2001--PREPARED BY MANAGEMENT (UNAUDITED)

                                                   Three Months Ended            Six Months Ended
                                                March 31,      March 31,      March 31,      March 31,
                                                  2002            2001          2002           2001
                                               -----------    -----------    -----------    -----------
Revenue
         O&G Sales                             $   239,656    $   885,340    $   483,351    $ 1,578,836
         N P I Receipts                                  0              0              0              0
         Royalty Receipts                            4,451         10,170          8,530         15,810
         Timber Sales                                    0              0              0              0
         Mineral Sales                                   0              0              0              0
                  Total Operating Income       $   244,107    $   895,510    $   491,881    $ 1,594,646
                                               -----------    -----------    -----------    -----------

         Interest Income                                 0              0              0              0
         Well Management                            17,111         80,686         34,222        194,472
         Ptr. Management                                 0              0              0              0
         Other Income                                    0              0              0              0
                  Total Other Income           $    17,111    $    80,686    $    34,222        194,472
                                               -----------    -----------    -----------    -----------

                  Total Income                 $   261,218    $   976,196    $   526,104    $ 1,789,118
                                               ===========    ===========    ===========    ===========

Expenses
         LOE--Oil and Gas                          106,812        277,603        303,204        549,456
         LOE--Timber                                     0              0              0              0
         LOE--Minerals                                   0              0              0              0
         N P I Exp                                       0              0              0              0
         Prod Tax                                   18,573         38,732         37,640         80,928
         DD&A (Fixed Assets)                       535,484        265,084        819,429        560,809
         Third Party Distributions                   4,026        358,940         36,267        699,016
                  Total Well Expense           $   664,895    $   940,359    $ 1,196,539    $ 1,890,209
                                               -----------    -----------    -----------    -----------

         Interest Expense                          206,320        190,791        390,636        374,948

         General and Administrative Expenses       142,361        106,396        274,873        297,623
         Legal and Professional Fees                84,160         61,047        174,385         61,047
         Financial Advisor Fees                          0              0         30,000              0
         Shareholder Information                    12,064          3,148         17,576          3,148
         Amortization of Debt Costs                      0         17,281              0         34,562
         Amortization of Goodwill                        0              0              0              0
                  Total Expenses               $ 1,109,800    $ 1,319,022    $ 2,084,010    $ 2,661,537
                                               -----------    -----------    -----------    -----------

                  Net Income (Loss)            $  (848,583)   $  (342,826)   $(1,557,906)   $  (872,419)
                                               ===========    ===========    ===========    ===========

Basic and Fully Diluted Net Loss per
Common Share                                   $     (0.04)   $     (0.08)   $     (0.10)   $     (0.26)
                                                     (0.03)         (0.05)         (0.02)         (0.04)

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF DEFICIT FOR THE PERIODS
ENDED MARCH 31, 2002 AND 2001--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                             2002                    2001

Deficit--Beginning of Period            ($18,405,962)            ($16,754,287)
Net loss for the period                     (848,583)                (872,419)
Dividends on Preferred Stock                (488,460)                (840,000)
                                                                     ---------
Deficit--End of Period                  ($19,743,005)            ($18,466,706)
                                        =============            =============









































                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE PERIODS
ENDED MARCH 31, 2002 AND 2001--PREPARED BY MANAGEMENT (UNAUDITED)



                                                                                Three Months Ended             Six Months Ended
                                                                             March 31,      March 31,      March 31,     March 31,
                                                                               2002           2001           2002          2001
                                                                           -----------    -----------    -----------    -----------
Operating Activities
Net loss for the period                                                    $  (848,583)   $  (342,826)   $(1,557,906)   $  (872,419)
Items not affecting working capital
         Change in DD&A for period                                             531,267        265,084        788,513        560,809
         Debt Amortization                                                        --           17,281           --           34,562
         Amortization of Good Will                                                --             --             --             --
                                    Subtotal                                   531,267        282,365        788,513        595,371
Items affecting Working Capital:
         (Increase) Decrease in other assets                               $     7,200   $      --    $  (292,800)      $      --
         (Increase) Decrease in Pre-paid Royalties                                --             --             --             --
         (Increase) Decrease in Accounts Receivable                           (389,539)       (41,262)      (461,986)       283,491
         Increase/(Decrease) in Partnership Accrued Distributions             (375,700)          --       (1,035,565)          --
         Increase (Decrease) in Trade Payables                                  (4,855)       692,828       (498,586)       537,866
         Increase (Decrease) in other Accrued Expenses                         (43,454)          --          (34,079)          --
         Gain/(loss) on Sale of Properties                                        --             --             --             --
                                    Subtotal                               $  (806,348)   $   651,566    $(2,323,016)   $   821,357
                                                                           -----------    -----------    -----------    -----------

Cash provided (used) for operating activities                              $(1,123,684)   $   691,105    $(3,092,409)   $   544,309
                                                                           -----------    -----------    -----------    -----------

Investing Activities
         (Increase)/decrease in Investment in Subsidiaries                 $      --             --             --
         Leasing, Acquisition and Well Costs Incurred                      $      --             --             --

Cash Provided from/(used for) Investing Activities                         $      --             --             --

Financing Activities
         Increase/(decrease) Notes due Related Parties                     $   (87,543)   $      --      $   (81,543)   $      --
         Increase/(decrease) Other Notes due                                    87,543           --         (261,549)          --
         Increase/(decrease) Accrued Interests                                  15,072        (54,838)       (30,763)       362,244
         Increase/(decrease) Accrued Dividends                                 (72,869)      (420,000)      (162,567)      (840,000)
         Dividends Paid                                                         63,684           --           63,684           --
         Proceeds of Equity Issuance                                              --             --        1,300,000           --
         Proceeds of L/Debt                                                       --             --             --             --
Cash provided from/(used for) financing activities                               6,887       (474,838)   $   827,262       (477,756)
                                                                           -----------    -----------    -----------    -----------
Net Increase/(decrease) in cash for period                                 $(1,117,777)   $   116,267    $(2,265,147)   $    66,553
Cash and Cash Equivalents--Beginning of Period                             $ 1,353,670    $   145,995    $ 2,501,040    $   195,709
                                                                                          -----------    -----------    -----------
Cash and Cash Equivalents--End of Period                                   $   235,893    $   262,262    $   235,893    $   262,262
                                                                           ===========    ===========    ===========    ===========

Change in Cash FY 2nd Qtr                                                  $(1,117,777)   $   116,267    $(2,265,147)   $    66,553
                                                                           ===========    ===========    ===========    ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED MARCH 31, 2002 AND 2001--PREPARED BY MANAGEMENT (UNAUDITED)
--------------------------------------------------------------------------------

1.       CONTINUED OPERATIONS

         The financial statements have been prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. As of March 31, 2002, the Company has reported a loss of $848,583. The ability of the Company to meet its total liabilities of $11,175,924 and to continue as a going concern is dependent upon the availability of future funding, achieving profitable timber operations and successful development of newly acquired mineral assets.

         As of March 31, 2002, certain of the Company's subsidiaries were in default of certain debt obligations.

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

         b.       Basis of consolidation

                  The consolidated financial statements of Daleco Resources Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company and its wholly-owned subsidiaries Westlands Resources Corporation, Sustainable Forest Industries Inc., Deven Resources, Inc., Tri-Coastal Energy, Inc., Haly Corp., Clean Age Minerals, Incorporated, CA Properties, Inc. and 16/6, Inc. The Company's investments in oil and gas leases are accounted for using proportionate consolidation whereby the Company's prorata share of each of the assets, liabilities, revenues and expenses of the investments are aggregated with those of the Company in its financial statements. The Companies investments in minerals are accounted for using purchasing accounting methods.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED MARCH 31, 2002 AND 2001--PREPARED BY MANAGEMENT (UNAUDITED)
--------------------------------------------------------------------------------

                  Costs of exploratory wells found to be dry during the year on before the issuance of these financial statements are charged against earnings in that year. Costs of successful exploration wells and development wells are capitalized. All costs of development wells and successful exploration wells are charged to earnings on a unit-of-production basis based upon proved developed reserves. Where the costs of developed wells and successful exploration wells exceed projected net recoverable amounts, such wells are written down to their projected net recoverable amount. Net recoverable amount is the aggregate of estimated un-discounted future net revenues from proven reserves less operating and production expenses.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED MARCH 31, 2002 AND 2001--PREPARED BY MANAGEMENT (UNAUDITED)
--------------------------------------------------------------------------------

         g.       Mineral Acquisition

                  The Company has recorded the acquisition of Clean Age Minerals, Incorporated and associated mineral rights at cost.

         h.       Debt Issue Costs

                  Debt issue costs as of December 31, 1998, represent those associated with the Heller Financial, Inc. loan (see Note 10) and are being amortized over a period of five years. As of March 31, 2002, all debt issuance costs have been fully amortized.

         i.       Cash and Cash Equivalents

                  Cash and cash equivalents include cash and investments with original maturities of three months or less.

         j.       Fair Value of Financial Instruments

                  Cash and cash equivalents, receivables, and all liabilities have fair values approximating carrying amounts, except for the Heller Financial, Inc. loan for which it is not practicable to estimate fair values. The loans are to be repaid out of net cash flows. Additional interest or profit participation is payable after the payment of principal. The fair value of all debt is based on discounted cash flow analysis.

         k.       Reverse Stock Split

                  Effective February 24, 1998, the majority of stockholders of the Company approved a reverse ten-for-one stock split. The effect of the reverse stock split has been retroactively reflected in these financial statements. All references to the number of common and preferred shares, stock options, warrants, and per share amounts elsewhere in these financial statements and related footnotes have been restated as appropriate to reflect the effect of the reverse split for all periods presented.

3.       Oil and Gas and Equipment

                                                                      2002          2001
                                                                  -----------   -----------

Proven lease acreage costs                                        $ 5,429,996   $ 5,429,996
Proven undeveloped lease acreage costs                              1,745,810     1,745,810
Well costs                                                          5,432,145     5,432,145
                                                                  -----------   -----------
                                                                  $12,607,950   $12,607,950

Accumulated depletion, depreciation and amortization                5,947,950     5,634,496
                                                                  -----------   -----------
                                                                  $ 6,660,000   $ 6,973,454

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED MARCH 31, 2002 AND 2001--PREPARED BY MANAGEMENT (UNAUDITED)
--------------------------------------------------------------------------------

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

                  On September 28, 2001, effective January 1, 2001, the Company's sponsored partnership, Developing Energy Partners I, L.P. sold all of its wells in Pennsylvania and West Virginia for $3,250,000, of which $2,234,722 was received at closing and 1,015,278 was attributed to production revenues collected between January 1, 2001 and September 28, 2001.

 4.      Timber Rights Acquisition

         Effective September 29, 1995, the Company entered into an agreement ("Acquisition Agreement") to purchase 100% of the issued and outstanding shares of the Common Stock of Sustainable Forest Industries, Inc. ("Sustainable"), a privately held Delaware company, in exchange for 150,000 shares of Common Stock of the Company.

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

         The acquisition has been accounted for by the purchase method. The purchase price of $962,500 was determined based on the fair value of the 150,000 common shares of the Company given to acquire Sustainable. The fair value of the net liabilities of Sustainable acquired was $65,842 resulting in consideration of approximately $1,028,500 which has been recorded as timber rights. To reflect adjustments to the carry value of these assets, the Company has taken charges accumulating $1,028,500 as of September 30, 2001.

         The Company has maintained its concession rights since the inception of timber operations in 1997. (see Note 10).

 5.      Mineral Properties

         a. Clean Age Minerals, Incorporated. In September 2000, the Company acquired Clean Age Minerals, Inc. ("CAMI") by way of merger with the Company's wholly owned subsidiary, Strategic Minerals, Inc. CAMI has three (3) subsidiaries, CA Properties, Inc., Matrix-Loc, Inc. and Lone Star Minerals, Inc. (collectively "CAP").

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED MARCH 31, 2002 AND 2001--PREPARED BY MANAGEMENT (UNAUDITED)
--------------------------------------------------------------------------------

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

         b.       Minerals and Equipment
                                                      2002              2001
         Proven undeveloped lease costs           $12,609,100       $12,609,100
         Mine development costs                             0                 0
         Accumulated depletion and                          0                 0
         Depreciation
                                                  $12,609,100       $12,609,100
                                                  -----------       -----------

         c.       Prepaid Royalties.

                  The Company received a credit in the nature of "prepaid royalties" for rents paid on the Marfa Zeolite Lease, Presidio County, Texas, and a portion of the New Mexico Oro Grande Limestone Lease in Cibola County, New Mexico.

 6.      Patents & Technology

         As part of the acquisition of Clean Age Minerals, Inc. ("CAMI") (See
         Note 6(a) above), the Company also acquired U.S. Patent No: 5387738. This patent, formerly owned by Matrix-Loc, Inc. deals with a reagent and process for the remediation of water and contaminated soils. On March 18, 2002, Matrix-Loc, Inc. was merged with and into CAMI, with CAMI being the surviving entity.

 7.      Notes Payable

         a. During the year ended September 30, 1995, the Company received $1,100,000 in return for two notes payable, with the producing wells of the Company used as collateral. Interest of 10% per annum was due monthly. In fiscal 1996, the Company repaid $300,000 of the outstanding balance. In fiscal 1997, the remaining $800,000 was converted into 16,000 shares of 10% cumulative preferred stock, at $50.00 per share ("Series A Preferred Stock"). The Series A Preferred Stock was subject to a put on August 20, 1999. The holders of the Series A Preferred Stock filed a lawsuit in the Los Angeles Superior Court, California against the Company, as well as Mr. Amir and Mr. Erlich as guarantors. Mr. Amir satisfied his obligation and purchased his, or 8,000 shares of the Series A Preferred Stock. The Company and Mr. Erlich entered into a Stipulation for the Entry of Judgment granting the Company until August 1, 2001 in which to satisfy the put for the remaining 8,000 shares of Series A Preferred Stock plus accumulated dividends. (See Litigation Note 14). Mr. Amir has not made a demand on the Company for payment.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED MARCH 31, 2002 AND 2001--PREPARED BY MANAGEMENT (UNAUDITED)
--------------------------------------------------------------------------------

         b.       During fiscal 1998, the Company borrowed $145,000 from four
                  (4) persons. The debt was evidenced by Notes which matured on November 21, 1998. The Notes earned interest at 2% over the prime rate charged by the Huntingdon National Bank of Columbus, Ohio, through the maturity date, and 18% thereafter. The Noteholders were also given warrants. (See Note 11(b)-- Warrants) $75,000 in principal amount plus accrued interest due to Sonata Investment Company, Ltd. ("Sonata") was paid to Sonata on November 30, 2001. On August 1, 2001, the Company borrowed $42,000 from Standard Energy Company. This loan earned interest at 2% per annum. The Standard Energy Company loan was satisfied on November 30, 2001.

         c. Pursuant to Paragraph 5.1 of the Agreement and Plan of Merger by and among Clean Age Minerals, Incorporated ("CAMI") and Strategic Minerals, Inc. ("SMI") and the Company dated September 19, 2000, obligations of CAMI to certain officers, directors and third parties were to have been satisfied by SMI or the Company within one (1) year of the merger. The indebtedness totaled (including the Martin Debt as defined in Note 8(b) below) $514,881 and was evidenced by Notes dated September 19, 2000. The Notes were due and payable on or before September 18, 2001 and provide for interest at the rate of 8% per annum. These Notes remain outstanding. As of March 31, 2002, the total amount payable on these notes is $576,681 representing principal of $514,881 and accrued but unpaid interest of $61,800.


8.       Due to (from) Related Parties
                                                              2002       2001
                                                              ----       ----
         (a)      Net due (from) to Amir
                           Bearing interest at prime +3%   $91,062    $91,062
                           Bearing interest at 7%          460,884    460,884
                                                          $551,946   $551,946

         Mr. Amir is an officer and shareholder of the Company. These amounts have no fixed repayment terms.

         (b) By virtue of the merger of Clean Age Minerals, Incorporated ("CAMI") with Strategic Minerals, Inc. on September 19, 2000, Strategic Minerals, Inc. assumed the obligation of CAMI to Mr. Robert E. Martin in the amount of $134,811 ("Martin Debt"). The Martin Debt was to have been satisfied on or before September 18, 2001 but was not and remains outstanding. As of March 31, 2002, the Martin Debt amounts to $150,897 representing $134,811 in principal and $16,086 in accrued but unpaid interest. The Martin Debt is evidenced by a Note providing for an annual rate of interest of 8%.

 9.      Debentures

                                                      2002             2001
                                                      ----             ----

                  8% Convertible Debentures        $30,000          $30,000
                                                   -------          -------

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED MARCH 31, 2002 AND 2001--PREPARED BY MANAGEMENT (UNAUDITED)
--------------------------------------------------------------------------------

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

 10.     Long-Term Debt

         Long-term debt of the Company consists of the following:

         a.       Heller Financial, Inc.

                  During the forth quarter of fiscal 1997, the Company entered into an arrangement with Heller Financial, Inc. ("Heller") whereby Heller agreed to provide the Company with up to $15,000,000 to rework existing horizontal wells, re-complete its vertical wells as horizontal wells, and develop additional acreage. Under the terms of the agreement, all of the properties of Westlands were transferred to a newly formed limited partnership, Tri-Coastal Energy, L.P., the general partner of which is Tri-Coastal Energy, Inc., (Tri-Coastal) and the sole limited partner of which is Westlands. Westlands is also the sole shareholder of F. The amount outstanding (principle and accrued interest) under this arrangement as of December 31, 2001 and 2000 , was $7,017,390 and $6,945,150,
                  respectively. Interest on the borrowings is at prime plus 2%. Principal is paid out of 85% of the net cash flow from the properties. Additional interest is payable from 50% of the net cash flow from these properties after the payment of principal. In January 1999, Heller declared the loan to be in default, as a result of the pledged properties failure to generate the required interest payments. This was solely attributable to the decrease in the low worldwide prices for oil. As a result, the full amount of the Heller Loan has been reclassified as current debt. With the recovery of oil prices, the Heller Loan has come back into compliance, However, Heller has not rescinded its default notice. The obligations to Heller are non-recourse to the Company and payable solely out of the oil and properties pledged to Heller as collateral.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED MARCH 31, 2002 AND 2001--PREPARED BY MANAGEMENT (UNAUDITED)
--------------------------------------------------------------------------------

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED MARCH 31, 2002 AND 2001--PREPARED BY MANAGEMENT (UNAUDITED)
--------------------------------------------------------------------------------


 11.     Capital Stock

                                                                                                          NUMBER OF
                                                                                                           SERIES B
                                                                               NUMBER OF SERIES           PREFERRED
                                                  NUMBER OF COMMON                  A PREFERRED          SHARES PAR
                                                 SHARES, PAR VALUE            SHARES PAR VALUE          VALUE $0.01
                                                   $0.01 PER SHARE          $0.01 PER SHARE (1)       PER SHARE (1)
                                                   --------- -----          -------------------       -------------

Authorized                                              50,000,000

Balance as of March 31, 2001                             3,102,574                    16,000           2,018,000

Issued pursuant to the Terra Silex                        817,728
Agreement
Issued for the acquisition of 1616th                     1,000,000
Issued for development of Natural
Resource Exchange                                          300,000
Issuance to Kanes                                           50,000
Issuance to SCOA                                           640,000
Issuance on conversion of Series A
Preferred Stock                                            408,163
Issuance on the conversion of
Series B Preferred                                     12,63.4,913

Balance as of March 31, 2002                            18,953,378                     8,000             385,000



 (1) On February 28, 2002, the Shareholders approved an amendment to the Articles of Incorporation of the Company, providing for an increase in the authorized common stock of the Company from 20,000,000 shares to 50,000,000 shares, par value $0.01.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED MARCH 31, 2002 AND 2001--PREPARED BY MANAGEMENT (UNAUDITED)
--------------------------------------------------------------------------------


         a.       Common Stock Options
                                                         2002             2001
                                                                          ----
                  Outstanding and Exercisable
                   at beginning of period           6,110,000        3,610,000

                  Canceled                                  0        (125,000)
                                                                      --------

                  Granted                                   0        2,500,000
                                                                     ---------

                  Exercised                                 0              --

                  Outstanding and Exercisable
                   at end of period                 6,110,000        6,110,000
                                                                     ---------

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED MARCH 31, 2002 AND 2001--PREPARED BY MANAGEMENT (UNAUDITED)
--------------------------------------------------------------------------------

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

         b.       Common Stock Warrants

                  Common Stock warrants outstanding at March 31, 2002, consist of the following:

                                                                                           Price Per
     Issuance                       Expiration Date                 Amount                   Share
     --------                       ---------------                 ------                   -----
8% Debenture Holders                 June 8, 2002                   65,500                  $10.81
and Placement Agents (1)
Financing Sources (2.)             August 1, 2002 to                                       $0.55 to
                                   November 20, 2005                288,138                  $2.50

Terra Silex Warrant                December 31, 2006                250,000                  $1.25

SCOA Warrants                      November 15, 2006               2,240,000            $2.00 to $3.00

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED MARCH 31, 2002 AND 2001--PREPARED BY MANAGEMENT (UNAUDITED)
--------------------------------------------------------------------------------

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

                  (2)      Common Stock Warrants Attached to Notes

                           On July 21, 1998, a total of 218,183 warrants expiring on November 20, 2005 were granted to four persons who loaned the Company a total of $145,000 in July 1998. (See Note 7b). The warrants may be exercised at any time before the expiration date at an exercise price of $0.55.

         c. Net Income Per Share. Net income per share was calculated on the basis of the weighted average number of shares outstanding which amounted to 18,953,378 for the period ended March 31, 2002 (2001 -- 3,402,574). For the periods ending March 31,
                  2002 and 2001, the exercise of the options and warrants outstanding as at year end did not have a dilutive effect on the net income per share.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED MARCH 31, 2002 AND 2001--PREPARED BY MANAGEMENT (UNAUDITED)
--------------------------------------------------------------------------------

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

 14.     Litigation Settlement and Pending Litigation

         a. Southland Drilling Company, a Division of Triad Drilling Company v. Westlands Resources Corporation. Daleco Resources Corporation and Tri-Coastal Energy. L.P., Cause No. 98-34542, In the 270th Judicial District Court of Harris County, Texas. On or about July 21, 1998, Southland Drilling Company ("Southland") commenced a lawsuit against the Company and its subsidiaries Westlands and Tri-Coastal. The lawsuit sought to recover the amount of $260,577.66 allegedly due and owing for work performed on the DRC GA #3 Well and the DRC VI #1 Well, Burleson County, Texas. The Company settled this matter by the filing of a Joint Motion for Entry of Agreed Judgement on December 1, 2000. Under the terms of the agreement, the Company is obligated to pay Southland $300,000 ("Settlement Amount") and has given a judgment note in that amount to Southland. The Company had 90 days from settlement in which to pay the note during which period Southland will forbear from taking any action. The Company failed to pay the Settlement Amount within the allotted 90 day period. As part of the Terra Silex Agreement, Terra Silex acquired the Southland Judgment from Southland and filed a release and satisfaction of the Southland Judgment.

         b. Kane v. Daleco Resources Corp., et. al. On or about January 14, 2000, Stanley B. Kane, et. aI. commenced an action in the Superior Court, Los Angeles, California to enforce their right to have the Company repurchase 16,000 shares (stated value $50,000 purchase) of Series A, 10% Cumulative Preferred Stock. The Plaintiffs had the right to put the stock to the Company on August 20, 1999, which they did. Although the Company continued to pay quarterly interest on the Series A Preferred Stock, it did not redeem the shares due to its lack of liquidity. Also named in the suit were Messrs. Dov Amir (a current officer and director of the Company) and Mr. Louis Erlich (who was an officer and director of the Company at the time of the issuance of the Series A Preferred Stock) who had given personal guaranties to the Plaintiffs.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED MARCH 31, 2002 AND 2001--PREPARED BY MANAGEMENT (UNAUDITED)
--------------------------------------------------------------------------------

                  Mr. Amir satisfied his obligation under his guaranty to purchase one-half on 8,000 shares from the Plaintiffs. The Company entered into Stipulation for the Entry of Final Judgment and Judgment thereon as to Daleco Resources Corporation, pursuant to which the Company shall have until August 1, 2001 in which to redeem the remaining 8,000 shares for $400,000 plus accrued interest through the date of settlement at a rate of ten percent (10%) per annum. The Kanes have been granting the Company an extension of the August 1, 2001 date on a month to month basis. On December 7, 2001, the Company paid the Kanes $90,000 representing all accrued and unpaid dividends on the Series A Preferred Stock through December 31, 2001. No further dividend payments are due until the end of January 2002.

                  Mr. Erlich has filed a Cross Complaint against the Company for payment of his obligation under his guarantee.

         c. Elizabeth McFadden v. BBC/DRI Blacklick Joint Venture, Belden & Blake Corporation and Deven Resources, Inc., Civil Action--Equity, No. 50640 CD 2001, Court of Common Pleas, Indiana County, Pennsylvania.

                  This action was commenced by Plaintiff to prevent Belden & Blake Corporation from laying a pipeline and utilization of an easement across Plaintiffs property. Plaintiff's action had been dismissed once, and Plaintiff had refiled the complaint allegedly addressing new issues and adding Deven Resources, Inc. as a new defendant.

                  Developing Energy Partners I, L.P. ("DEP"), for which Deven Resources, Inc. ("DRI") was the general partner, owned a 40% interest in BBC/DRI Blacklick Joint Venture ("Joint Venture"). Belden & Blake Corporation ("BBC") owned the remaining 60% of the Joint Venture prior to September 28, 2001 at which time it acquired the 40% interest held by DEP. The pipeline and utilization of the easement by BBC which are the subject of this action are attributable to wells drilled on acreage under lease to the Joint Venture ("BBC Wells"). DEP went non-consent on the BBC Wells. Under the Joint Venture agreement, since DEP went non-consent on the BBC Wells, DEP had no responsibility or liability for any costs associated with the BBC Wells. Since the pipeline and easement usage across the lands of the Plaintiff was exclusively related to the BBC Wells, DEP had no liability for the costs associated with this lawsuit. The relief sought by the lawsuit is to enjoin BBC from laying its lines across the Plaintiffs property and for damages to the surface of Plaintiffs property resulting from BBC's actions.

                  We believe that neither DEP non DRI would have any liability arising out of this cause of action.

 15.     Acquisitions

         Clean Age Minerals, Incorporated

         CAMI, a Nevada corporation, was acquired by the Company through a merger with the Company's newly formed subsidiary, Strategic Minerals, Inc., a Nevada corporation, on September 19, 2000 Strategic Minerals, Inc. was the surviving corporation which subsequently changed its name to Clean Age Minerals, Incorporated. The Shareholders of CAMI received 2,001,800 shares of Daleco Resources Corporation Series B, 8% Cumulative Convertible Preferred Stock, stated value $10.00, par value $.0I, in exchange for 20, 018,000 shares of CAMI Common Stock constituting all of the capital stock of CAMI. CAMI, through its subsidiaries CAP and Lone Stan owns in fee and leasehold interests in non-metallic minerals in the States of Texas, New Mexico and Utah. The Company does not presently mine its minerals. Additionally, the Company acquired, as part of the merger, a patented process utilizing many of the minerals owned or under lease to the Company, for the cleansing and decontamination of water and soils.

 Item 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                  The Private Securities Litigation Reform Act of 1995 (the "Reform Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. All statements, other than statements of historical facts, which address activities, events or developments that the Company expects on anticipates will or may occur in the future, including such things as the anticipated development of revenues, acquisition of additional properties or the obtaining of capital, business strategy, development trends in the industry segments in which the Company is active, expansion and growth of the Company's business and operations and other such matters are forward-looking statements. To take advantage of the safe harbor provisions provided by the Reform Act, the Company is identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral on written, made by or on behalf of the Company. Many of these factors have previously been identified in filings or statements made by or on behalf of the Company.

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

                  The Company's performance during its first fiscal Quarter ended March 31, 2002, was influenced by a variety of factors which were beyond the control of management, such as the variability of the demand for and the pricing of crude oil and natural gas with the Company's operating areas and the demand and pricing, both domestically or internationally, for the Company's timber and industrial minerals impacted on the Company's results. The prior certification of the Company's timber and Patented Process by independent parties also hindered the Company's ability to enter into immediate contracts for the sale of these products.

                  During the quarter ending March 31, 2002, the Company's sale of securities, and proceeds from the sale of assets provided its main source of revenues.

                  With the cooperation and lead of SCOA, in accordance with the provisions of the Master Distribution and Marketing Agreement, contacts are being negotiated with academic institutions to certify the results of CAM l's Patented Processes and to work with industrial partners to establish test sites at which the efficacy of the Patented Processes can be verified.

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

PART II.          OTHER INFORMATION

Item 2.  Sale of Securities.

         Terra Silex Agreement:
         ---------------------

         On September 20, 2001, the Company entered into a Stock Purchase Agreement with Terra Silex Holdings, LLC ("Terra Silex") ("Terra Silex Agreement") pursuant to which the Company agreed to sell Terra Silex up to 1,800,000 shares of Common Stock at a price of $1.25 per share. At the time of the Terra Silex Agreement, the market price of the Company's Common Stock was $1.05.

         The Terra Silex Agreement provided for the purchase of the Common Stock in three (3) tranches. At closing, Terra Silex acquired 400,00 shares. The second tranche was to close within sixty (60) days, subject to Terra Silex's satisfactory completion of its due diligence. The second tranche for 400,000 shares closed on November 20, 2001. The third tranche for 1,000,000 shares was to have closed sixty (60) days after the second tranche closing, subject to Terra Silex's continued satisfactory due diligence. Terra Silex requested and was granted an extension until February 15, 2002 in which to exercise the third tranche. Terra Silex was also granted a warrant for 500,000 shares ("Terra Silex Warrant"). The term of the warrant for five (5) years at an exercise price of $1.25 and is pro rated in amount should Terra Silex not fund all three tranches. On February 15, 2002, Terra Silex failed to exercise the third tranche. As such, Terra Silex's right to purchase additional shares under this Terra Silex Agreement terminated. The Terra Silex Warrant is only vested as to 250,000 shares with the remaining 250,000 shares of the Terra Silex Warrant having been forfeited as a result of Terra Silex's failure to fund the third tranche.

         SCOA SPA:
         --------

         Effective, November 16, 2001, the Company entered into a Stock Purchase Agreement with Sumitomo Corporation of America ("SCOA") ("SCOA SPA"). The SCOA SPA provided for the purchase of 640,000 shares of Company Common Stock at a price of $1.25 pen share. The SCOA SPA also granted SCOA 1,700,000 warrants, at exercise prices ranging from $2.00 per share for the first 850,000 shares, $2.50 per share for the next 510,000 shares and $3.00 per share for the remaining 340,000 shares.

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

         Also on November 16, 2001, the Company entered into a Master Distribution and Marketing Agreement ("Marketing Agreement") with SCOA. Under the Marketing Agreement, SCOA received warrants for 540,000 shares. These warrants have a five (5) year term and have an exercise price of $2.00 per share for the first 108,000 shares, $2.50 pen share for the next 162,000 shares and $3.00 per share for the remaining 270,000 shares.

         CHANGE OF STATE OF INCORPORATION:
         --------------------------------

         The Shareholders at the Company's Annual Meeting on February 28, 2002, approved the change of the Company's state of incorporation from Delaware to Nevada. This was effected through the merger of Daleco Resources Corporation, a Delaware corporation ("Old Daleco") with and into Daleco Resources Corporation of Nevada, a Nevada corporation ("New Daleco"). The merger was consummated as of March 26, 2002. The Articles of Incorporation of New Daleco provide for authorized capital stock of 20,000 shares of common stock and 20,000 shares of preferred shares. The Bylaws of Old Daleco became the Bylaws of New Daleco, as amended to reflect the laws of the State of Nevada. The Board of Directors of Old Daleco elected at the Annual Meeting of Shareholders on February 28, 2002 became the Board of Directors of New Daleco. The Officers of Old Daleco were appointed as the Officers of New Daleco. Under the Articles of Merger filed with the Secretary of State of Nevada, the name of New Daleco was changed to Daleco Resources Corporation.

         CONSOLIDATION OF SUBSIDIARIES

         The Company consolidated the subsidiaries of Strategic Minerals, Inc. by merging Lone Star Properties, Inc., a Nevada corporation with and into its parent, CA Properties, Inc. Lone Star Properties, Inc. owned one asset and that was a fee and leasehold interest in zeolite deposits in Marfa, Texas. As a result of this merger, all of the Company's fee and leasehold interests of non-nutation minerals are held in one company, CA Properties, Inc.

         The Company also merged Matrix-Loc, Inc., a Texas corporation, with and into Strategic Minerals, Inc., a Nevada corporation. The only asset of Matrix-Loc was the Company's Patent, U.S. Patent No: 5.387.738. As a result of the merger, the Company had eliminated the need to maintain a Texas corporation, the only subsidiary the Company owned that was incorporated in Texas, thus reducing the costs associated with maintaining corporations incorporated in multiple jurisdictions.

         Finally, the Company caused the name of Strategic Minerals, Inc. to Clean Age Minerals, Inc. Since Strategic Minerals, Inc. was operating under the name of Clean Age Minerals, Inc. due to its name recognition, the Company felt it more prudent to change the name of Strategic Minerals, Inc. to Clean Age Minerals, Inc. to avoid possible confusion and to simplify recognition in the market place.

ITEM 6   Exhibits and Reports on Form 8-K

         8-K dated April 10, 2002 and filed on April 11, 2002.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DALECO RESOURCES CORPORATION


Date:  May  15, 2002                      /s/ Gary J. Novinskie
                                          -------------------------------------
                                          Gary J. Novinskie
                                          President


Date:  May  15, 2002                      /s/ Dov Amir
                                          -------------------------------------
                                          Dov Amir
                                          Chief Executive Officer