Form 10QSB/A
period 2002-03-31
DALECO RESOURCES CORP
filed 2002-07-30
CIK 746967

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FIRST AMENDED


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

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF DEFICIT FOR THE PERIODS
ENDED MARCH 31, 2002 AND 2001--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                             2002                    2001

Deficit--Beginning of Period            ($18,405,962)            ($16,754,287)
Net loss for the period                     (848,583)                (872,419)
Dividends on Preferred Stock                (488,460)                (840,000)
                                        -------------            -------------
Deficit--End of Period                  ($19,743,005)            ($18,466,706)
                                        =============            =============









































                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE PERIODS
ENDED MARCH 31, 2002 AND 2001--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================


                                                                                Three Months Ended             Six Months Ended
                                                                             March 31,      March 31,      March 31,     March 31,
                                                                               2002           2001           2002          2001
                                                                           -----------    -----------    -----------    -----------
Operating Activities
Net loss for the period                                                    $  (848,583)   $  (342,826)   $(1,557,906)   $  (872,419)
Items not affecting working capital
         Change in DD&A for period                                             531,267        265,084        788,513        560,809
         Debt Amortization                                                        --           17,281           --           34,562
         Amortization of Good Will                                                --             --             --             --
                                                                           -----------    -----------    -----------    -----------
                                    Subtotal                                   531,267        282,365        788,513        595,371
Items affecting Working Capital:
         (Increase) Decrease in other assets                               $     7,200   $       --      $  (292,800)   $      --
         (Increase) Decrease in Pre-paid Royalties                                --             --             --             --
         (Increase) Decrease in Accounts Receivable                           (389,539)       (41,262)      (461,986)       283,491
         Increase/(Decrease) in Partnership Accrued Distributions             (375,700)          --       (1,035,565)          --
         Increase (Decrease) in Trade Payables                                  (4,855)       692,828       (498,586)       537,866
         Increase (Decrease) in other Accrued Expenses                         (43,454)          --          (34,079)          --
         Gain/(loss) on Sale of Properties                                        --             --             --             --
                                                                           -----------    -----------    -----------    -----------
                                    Subtotal                               $  (806,348)   $   651,566    $(2,323,016)   $   821,357
                                                                           -----------    -----------    -----------    -----------

Cash provided (used) for operating activities                              $(1,123,684)   $   691,105    $(3,092,409)   $   544,309
                                                                           -----------    -----------    -----------    -----------

Investing Activities
         (Increase)/decrease in Investment in Subsidiaries                 $      --             --             --             --
         Leasing, Acquisition and Well Costs Incurred                      $      --             --             --             --

Cash Provided from/(used for) Investing Activities                         $      --             --             --             --

Financing Activities
         Increase/(decrease) Notes due Related Parties                     $   (87,543)   $      --      $   (81,543)   $      --
         Increase/(decrease) Other Notes due                                    87,543           --         (261,549)          --
         Increase/(decrease) Accrued Interests                                  15,072        (54,838)       (30,763)       362,244
         Increase/(decrease) Accrued Dividends                                 (72,869)      (420,000)      (162,567)      (840,000)
         Dividends Paid                                                         63,684           --           63,684           --
         Proceeds of Equity Issuance                                              --             --        1,300,000           --
         Proceeds of L/Debt                                                       --             --             --             --
Cash provided from/(used for) financing activities                               6,887       (474,838)   $   827,262       (477,756)
                                                                           -----------    -----------    -----------    -----------
Net Increase/(decrease) in cash for period                                 $(1,117,777)   $   116,267    $(2,265,147)   $    66,553
Cash and Cash Equivalents--Beginning of Period                             $ 1,353,670    $   145,995    $ 2,501,040    $   195,709
                                                                                          -----------    -----------    -----------
Cash and Cash Equivalents--End of Period                                   $   235,893    $   262,262    $   235,893    $   262,262
                                                                           ===========    ===========    ===========    ===========

Change in Cash FY 2nd Qtr                                                  $(1,117,777)   $   116,267    $(2,265,147)   $    66,553
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

3.       Oil and Gas and Equipment

                                                                      2002          2001
                                                                  -----------   -----------

Proven lease acreage costs                                        $ 5,429,996   $ 5,429,996
Proven undeveloped lease acreage costs                              1,745,810     1,745,810
Well costs                                                          5,432,145     5,432,145
                                                                  -----------   -----------
                                                                  $12,607,950   $12,607,950

Accumulated depletion, depreciation and amortization                5,947,950     5,634,496
                                                                  -----------   -----------
                                                                  $ 6,660,000   $ 6,973,454
                                                                  ===========   ===========

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

         b.       Minerals and Equipment
                                                      2002              2001
                                                  -----------       -----------
         Proven undeveloped lease costs           $12,609,100       $12,609,100
         Mine development costs                             0                 0
         Accumulated depletion and                          0                 0
         Depreciation
                                                  $12,609,100       $12,609,100
                                                  -----------       -----------

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


8.       Due to (from) Related Parties
                                                              2002       2001
                                                              ----       ----
         (a)      Net due (from) to Amir
                           Bearing interest at prime +3%  $ 91,062   $ 91,062
                           Bearing interest at 7%          460,884    460,884
                                                          $551,946   $551,946
                                                          --------   --------

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED MARCH 31, 2002 AND 2001--PREPARED BY MANAGEMENT (UNAUDITED)
--------------------------------------------------------------------------------


 11.     Capital Stock

                                                                                                          NUMBER OF
                                                                                                           SERIES B
                                                                               NUMBER OF SERIES           PREFERRED
                                                  NUMBER OF COMMON                  A PREFERRED          SHARES PAR
                                                 SHARES, PAR VALUE            SHARES PAR VALUE          VALUE $0.01
                                                   $0.01 PER SHARE          $0.01 PER SHARE (1)       PER SHARE (1)
                                                   ---------------          -------------------       -------------

Authorized                                              50,000,000

Balance as of March 31, 2001                             3,402,574                    16,000           2,018,000

Issued pursuant to the Terra Silex                         817,728
Agreement
Issued for the acquisition of 1616th                     1,000,000
Issued for development of Natural
Resource Exchange                                          300,000
Issuance to Kanes                                           50,000
Issuance to SCOA                                           640,000
Issuance on conversion of Series A
Preferred Stock                                            408,163
Issuance on the conversion of
Series B Preferred                                      12,334,913

Balance as of March 31, 2002                            18,953,378                     8,000             385,000


 (1) On February 28, 2002, the Shareholders approved an amendment to the Articles of Incorporation of the Company, providing for an increase in the authorized common stock of the Company from 20,000,000 shares to 50,000,000 shares of Common Stock, par value $0.01, and 20,000,000 of Preferred Stock, par value $0.01.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED MARCH 31, 2002 AND 2001--PREPARED BY MANAGEMENT (UNAUDITED)
--------------------------------------------------------------------------------


         a.       Common Stock Options
                                                         2002             2001
                                                         ----             ----
                  Outstanding and Exercisable
                   at beginning of period           6,110,000        3,610,000

                  Canceled                                  0        (125,000)
                                                                      --------

                  Granted                                   0        2,500,000
                                                                     ---------

                  Exercised                                 0              --

                  Outstanding and Exercisable
                   at end of period                 6,110,000        6,110,000
                                                    ---------        ---------

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

         b.       Common Stock Warrants

                  Common Stock warrants outstanding at March 31, 2002, consist of the following:

                                                                                           Price Per
     Issuance                       Expiration Date                 Amount                   Share
     --------                       ---------------                 ------                   -----
8% Debenture Holders                 June 8, 2002                   65,500                  $10.81
and Placement Agents (1)
Financing Sources (2)              August 1, 2002 to                                       $0.55 to
                                   November 20, 2005                288,138                  $2.50

Terra Silex Warrant                December 31, 2006                250,000                  $1.25

SCOA Warrants                      November 15, 2006               2,240,000            $2.00 to $3.00

                  (1)      Common Stock Warrants Attached to Debenture

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED MARCH 31, 2002 AND 2001--PREPARED BY MANAGEMENT (UNAUDITED)
--------------------------------------------------------------------------------


         b. On November 16, 2001, the Company entered into a Stock Purchase Agreement with SCOA ("SCOA SPA"). As a condition to the closing of the SCOA SPA, SCOA required that the Company enter into Key Man Employment Contracts ("Key Man Contracts") with Messrs. Robert E. Martin, Gary J. Novinskie and Dov Amir. The Key Man Contracts are for an initial three (3) year term. The Key Man Contracts provide for acceleration of the vesting of incentive options should the Key Man be terminated prior to the expiration of the term of the Key Man Contracts. Each of Messrs Novinskie and Amir are granted options for 500,000 shares of Company Common Stock while Mr. Martin was granted options for 1,000,000 shares of Common Stock. There are like provisions for the acceleration of the salary due each employee over the life of the Contract. (See Note 11a.)


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

                  The Company has also, through its arrangements with SCOA, entered into discussions with potential users of the Company's timber products for railroad ties and utility poles. During the quarter, the Company focused on the implementation of it's the Master Distribution and Marketing Agreement with SCOA. Key areas were the identification of potential market outlets for the Clean Ages' industrial minerals and environmental technology.

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

         CHANGE OF STATE OF INCORPORATION:
         --------------------------------

         The Shareholders at the Company's Annual Meeting on February 28, 2002, approved the change of the Company's state of incorporation from Delaware to Nevada. This was effected through the merger of Daleco Resources Corporation, a Delaware corporation ("Old Daleco") with and into Daleco Resources Corporation of Nevada, a Nevada corporation ("New Daleco"). The merger was consummated as of March 26, 2002. The Articles of Incorporation of New Daleco provide for authorized capital stock of 50,000,000 shares of common stock and 20,000,000 shares of preferred shares. The Bylaws of Old Daleco became the Bylaws of New Daleco, as amended to reflect the laws of the State of Nevada. The Board of Directors of Old Daleco elected at the Annual Meeting of Shareholders on February 28, 2002 became the Board of Directors of New Daleco. The Officers of Old Daleco were appointed as the Officers of New Daleco. Under the Articles of Merger filed with the Secretary of State of Nevada, the name of New Daleco was changed to Daleco Resources Corporation.


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

ITEM 6   Exhibits and Reports on Form 8-K

         8-K dated April 10, 2002 and filed on April 11, 2002.
         S-8 file June 24, 2002
         ----------------------

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DALECO RESOURCES CORPORATION



Date:  July 30, 2002                      /s/ Gary J. Novinskie
                                          -------------------------------------
                                          Gary J. Novinskie
                                          President


Date:  July 30, 2002                      /s/ Dov Amir
                                          -------------------------------------
                                          Dov Amir
                                          Chief Executive Officer