Form 10QSB
period 2002-06-30
DALECO RESOURCES CORP
filed 2002-08-12
CIK 746967

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(x) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
                               -------------

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

Number of shares outstanding of the issuer's common stock as of June 30, 2002:
19,182,239
Number of shares outstanding of the issuer's Series A preferred stock as of June 30, 2002: 8,000.
Number of shares outstanding of the issuer's Series B preferred stock as of June 30, 2002: 375,000.

                                      INDEX

                                                                                                               PAGE
PART I   FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS (Unaudited)................................................................3
                  Consolidated Balance Sheets.....................................................................3
                  Consolidated Statements of Loss.................................................................5
                  Consolidated Statements of Deficit..............................................................6
                  Consolidated Statements of Cash Flow............................................................7
                  Notes to Consolidated Financial Statements......................................................8

ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS............................................................23

PART II           OTHER INFORMATION..............................................................................24

ITEM 2            Sale of Securities.............................................................................24

ITEM 6            Exhibits and Reports on Form 8-K...............................................................26

SIGNATURES        ...............................................................................................26



DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2002 AND 2001--PREPARED BY MANAGEMENT (UNAUDITED)
===================================================================================================================
                                                                                           2002             2001
ASSETS
Current Assets
         Cash Accounts                                                                $   630,721       $    68,532
         C/Ds                                                                             132,743            75,000
         Account Receivables                                                              388,962           727,639
         Jib Receivables                                                                       --                --
         Prepaid Mineral Royalties (note 5c)                                              409,642                --
         Other Current Assets                                                               5,369            11,474
                                                                                      -----------       -----------
                                    Total Current Assets                              $ 1,567,437       $   882,645
Other Assets
         Investment in Mining Joint Venture                                           $        --       $        --
         Goodwill                                                                         813,357           813,357
         Accumulated Amortization Goodwill                                               (813,357)         (813,357)
                  Net Goodwill                                                                 --                --
         Debt Placement Costs                                                             584,815           584,815
         Accumulated Amortization                                                        (584,815)         (567,532)
                  Net Debt Placement Costs                                                     --            17,283
         Equity Placement Costs                                                                --                --
         Accumulated Amortization Equity Costs                                                 --                --
                  Net Equity Placement                                                         --                --
         Other Assets                                                                          --                --
                                    Total Other Assets                                $         0       $    17,283
                                                                                      ===========       ===========
Fixed Assets
         Oil and Gas Properties (note 3)                                              $12,607,950       $12,607,950
         Accumulated DD&A                                                              (6,027,950)       (5,682,330)
                  Net Oil and Gas Property                                              6,580,000         6,925,620
         Mineral Properties (note 5)                                                   12,609,100        12,609,100
         Accumulated DD&A                                                                      --                --
                  Net Mineral Property                                                 12,609,100        12,609,100
         Timber Properties (note 4)                                                     1,028,342         1,028,342
         Accumulated DD&A                                                              (1,028,342)         (953,342)
                  Net Timber Property                                                          --            75,000
         Technology/Patent Rights (note 6)                                              7,767,000         6,707,000
         Accumulated DD&A                                                              (1,208,148)         (435,000)
                  Net Tech./Patent Rights                                               6,558,852         6,272,000
         Property, Equipment, Furniture & Fixtures                                        514,749           485,648
         Accum. Depr (P, E, P & P)                                                       (472,105)         (140,878)
                  Net (P, E, P & P)                                                        42,644           344,770
         Leasehold Improvements                                                                --                --
         Accu. Amort. (Lease improvements)                                                     --                --
                  Net Lease Improvements                                                       --                --
                    Total Fixed Assets                                                $25,790,596       $26,226,490
                                                                                      ===========       ===========

                   Total Assets                                                       $27,358,033       $27,126,418
                                                                                      ===========       ===========




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2002 AND 2001--PREPARED BY MANAGEMENT (UNAUDITED)
===================================================================================================================
                                                                                           2002             2001
LIABILITIES
Current Liabilities
         Trade A/P                                                                   $    721,982      $  2,006,495
         Notes Payable (note 7)                                                           112,543           132,543
         Note Due Related Pty. (note 8)                                                   688,946           551,946
         HFI Financing (note 10a)                                                       5,154,783         5,154,783
         Loans--1st Regional (note 10d)                                                   100,000           100,000
         CAMI Loans (Note 7c)                                                             514,881           514,881
         Sonata and Standard Energy Financing (notes 7b and 10b)                                0           307,092
         Accrued Interest Expense (notes 7(c), 8, 10a and 10b)                          2,148,265         2,298,212
         Accrued Dividend Expense (notes 11d and 16)                                    1,337,929           726,390
         Accrued Expense Reimbursements                                                    56,031            43,454
         Accrued Salary Expense                                                           170,595           120,595
                                    Total Current Liabilities                        $ 11,005,956      $ 11,956,391
                                                                                     ------------      ------------

         Long Term Debt                                                              $          0      $          0

                  Total Long Term Debt                                               $          0      $          0
                                                                                     ------------      ------------

                                    Total Liabilities                                $ 11,005,956      $ 11,956,391
                                                                                     ------------      ------------

EQUITY
         Beginning Retained Earnings                                                 $(19,743,005)     $(18,886,706)
         Current Period Income/(loss)                                                    (478,738)         (548,212)
         Add. Paid in Capital                                                          36,378,167        34,550,242
         Preferred Stock (note 11)                                                          3,830            20,178
         Common Stock                                                                     191,822            34,525
                                    Total Equity                                     $ 16,352,077      $ 15,170,027
                                                                                     ------------      ------------

                                    Total Liabilities and Equity                     $ 27,358,033      $ 27,126,418
                                                                                     ============      ============


















                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF LOSS FOR THE PERIODS
ENDED JUNE 30, 2002 AND 2001--PREPARED BY MANAGEMENT (UNAUDITED)
====================================================================================================================
                                                             Three Months Ended              Nine Months Ended
                                                          June 30,        June 30,         June 30,       June 30,
                                                            2002            2001             2002           2001

Revenue
         O&G Sales                                      $  303,629      $  577,456      $   786,980     $ 2,156,293
         N P I Receipts                                          0               0                0               0
         Royalty Receipts                                    4,074           7,701           12,604          23,510
         Timber Sales                                            0               0                0               0
         Mineral Sales                                           0               0                0               0
                  Total Operating Income                $  307,703      $  585,157      $   799,584     $ 2,179,803
                                                        ----------      ----------      -----------     -----------
         Interest Income                                         0               0                0               0
         Well Management                                    17,111          52,033           51,334         246,505
         Ptr. Management                                         0               0                0               0
         Other Income                                            0               0                0               0
                  Total Other Income                    $   17,111      $   52,033           51,334     $   246,505
                                                        ----------      ----------      -----------     -----------
                  Total Income                          $  324,814      $  637,190      $   850,918     $ 2,426,308
                                                        ==========      ==========      ===========     ===========
Expenses
         LOE--Oil and Gas                                  206,700          61,165          509,904         610,621
         LOE--Timber                                             0               0                0               0
         LOE--Minerals                                           0               0                0               0
         N P I Exp.                                              0               0                0               0
         Prod Tax                                           21,314          37,667           58,954         118,595
         DD&A (Fixed Assets)                               276,256         267,834        1,095,685         828,643
         Third Party Distributions                           3,500         415,986           39,767       1,115,002
                  Total Well Expense                    $  507,770      $  782,652      $ 1,704,310     $ 2,672,861
                                                        ----------      ----------      -----------     -----------
         Interest Expense                                   71,137         216,963          461,773         591,911

         General and Administrative Expenses               205,626         107,596          480,499         405,220
         Legal and Professional Fees                        13,182          57,762          187,567         118,808
         Financial Advisor Fees                                  0               0           30,000               0
         Shareholder Information                             5,837           3,148           23,413           6,296
         Amortization of Debt Costs                              0          17,281                0          51,843
         Amortization of Goodwill                                0               0                0               0
                  Total Expenses                        $  803,552      $1,185,402      $ 2,887,552     $ 3,846,939
                                                        ==========      ==========      ===========     ===========

                  Net Income (Loss)                     $ (478,738)     $ (548,212)     $(2,036,644)    $(1,420,631)
                                                        ==========      ==========      ===========     ===========

Primary Net Income (loss) per Common Share                  $(0.02)         $(0.16)         $(0.11)          $(0.41)

Fully Diluted Net Income (Loss) per Common Share            $(0.01)         $(0.02)         $(0.06)          $(0.06)







                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF DEFICIT FOR THE PERIODS
ENDED JUNE 30, 2002 AND 2001--PREPARED BY MANAGEMENT (UNAUDITED)
====================================================================================================================
                                                                                   2002                     2001
Deficit--Beginning of Period                                                  ($19,743,005)            ($18,886,706)
Net loss for the period                                                           (478,738)                (548,212)
Dividends on Preferred Stock                                                            --                       --
Deficit--End of Period                                                        ($20,221,742)            ($19,434,918)
                                                                              =============            =============









































                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE PERIODS
ENDED JUNE 30, 2002 AND 2001--PREPARED BY MANAGEMENT (UNAUDITED)
===================================================================================================================
                                                                 Three Months Ended          Nine Months Ended
                                                                June 30,     June 30,      June 30,      June 30,
                                                                  2002         2001          2002          2001
Operating Activities
Net loss for the period                                        $ (478,738)  $ (548,212)  $ (2,036,644) $ (1,420,631)
Items not affecting working capital
         Change in DD&A for period                             $  276,256   $  267,834   $  1,095,685  $    828,643
         Debt Amortization                                             --       17,281             --        51,843
         Amortization of Good Will                                     --           --             --            --
                                    Subtotal                   $  276,256   $  285,115   $  1,095,685  $   (880,486)
Items affecting Working Capital:
         (Increase) Decrease in other assets                   $       --   $       --   $    (18,274) $         --
         (Increase) Decrease in Pre-paid Royalties                     --           --             --            --
         (Increase) Decrease in Accounts Receivable               383,960     (183,955)        78,026        99,536
         Increase (Decrease) in Partnership Accrued
           Distributions                                               --           --             --            --
         Increase (Decrease) in Trade Payables                   (182,608)     677,047     (1,351,834)    1,214,913
         Increase (Decrease) in other Accrued Expenses             56,031           --         12,577            --
         Gain/(loss) on Sale of Properties                             --           --             --            --
                                    Subtotal                   $  257,383   $  493,092   $ (1,279,505) $  1,314,449
                                                               ----------   ----------   ------------  ------------

Cash provided (used) for operating activities                  $   54,901   $  229,995   $ (2,220,464) $    774,304
                                                               ----------   ----------   ------------  ------------

Investing Activities
         (Increase)/decrease in Investment in Subsidiaries     $  242,257   $       --   $     57,743  $         --
         Leasing, Acquisition and Well Costs Incurred                  --           --             --            --

Cash Provided from/(used for) Investing Activities             $  247,257   $       --   $     57,743  $         --

Financing Activities
         Increase/(decrease) Notes due Related Parties         $  137,000   $   16,274       $137,000  $     16,275
         Increase/(decrease) Other Notes due                      (20,000)          --       (281,549)           --
         Increase/(decrease) Accrued Interest                      (9,198)          --       (121,504)      362,244
         Increase/(decrease) Accrued Dividends                   (201,213)    (420,000)      (850,297)   (1,260,000)
         Dividends Paid                                           (10,000)          --        (20,000)           --
         Proceeds of Equity Issuance                              201,081       55,000      1,428,752        55,000
         Proceeds of L/T Debt                                          --           --             --            --
Cash provided from/(used for) financing activities                 97,670     (348,725)       292,402      (826,481)
Net Increase/(decrease) in cash for period                     $  394,828   $ (118,730)  $ (1,870,319) $    (52,177)
Cash and Cash Equivalents--Beginning of Period                 $  235,893   $  262,262   $  2,501,040  $    195,709
                                                               ----------   ----------   ------------  ------------
Cash and Cash Equivalents--End of Period                       $  630,721   $  143,532   $    630,721  $    143,532
                                                               ==========   ==========   ============  ============
                  Change in Cash FY                            $  394,828   $ (118,730)  $ (1,870,319) $    (52,177)

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 2002 AND 2001--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
1.       CONTINUED OPERATIONS

         The financial statements have been prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. As of June 30, 2002, the Company has reported a loss of $ 478,738. The ability of the Company to meet its total liabilities of $11,005,956 and to continue as a going concern is dependent upon the availability of future funding, achieving profitable timber operations and successful development of newly acquired mineral assets. On July 24, 2002 ("Closing Date"), the Company entered into a $10,000,000 Equity Line of Credit Agreement with Cornell Capital Partners, L.P. ("CCP"). As part of the transaction, the Company issued to CCP a two year convertible debenture in a face amount of $300,000. The debenture is convertible into common stock at a price equal to the lessor of 120% of the final bid price on the Closing Date or 80% of the average lowest three closing bid prices as reported by Bloomberg of the Company's common stock for the five trading days immediately preceding the date of the conversion. The equity line provides for the Company to draw down $75,000 per week over a three year period. Prior to commencing its draws under the Equity Line, the Company will be filing a registration statement on Form SB-2 with the Securities and Exchange Commission.

         The Company will continue to research and entertain project specific funding commitments and other capital funding alternatives if and as they become available.

         As of June 30, 2002, the Company and certain of it subsidiaries were in default of certain debt obligations (See Notes 7, 8 and 10(a) below). The holders of these instruments are working with the Company to achieve the ultimate extinguishment of the obligations.

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

         b.       Basis of consolidation

                  The consolidated financial statements of Daleco Resources Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company and its wholly-owned subsidiaries Westlands Resources Corporation, Sustainable Forest Industries Inc., Deven Resources, Inc., Tri-Coastal Energy, Inc., Clean Age Minerals, Incorporated, CA Properties, Inc. and 16/6, Inc. The Company's investments in oil and gas leases are accounted for using proportionate consolidation whereby the Company's prorata share of each of the assets, liabilities, revenues and expenses of the investments are aggregated with those of the Company in its financial statements. The Companies investments in minerals are accounted for using purchasing accounting methods.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 2002 AND 2001--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
         c.       Oil and gas properties and equipment

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

                  Costs of exploratory wells found to be dry during the year before the issuance of these financial statements are charged against earnings in that year. Costs of successful exploration wells and development wells are capitalized. All costs of development wells and successful exploration wells are charged to earnings on a unit-of-production basis based upon proved developed reserves. Where the costs of developed wells and successful exploration wells exceed projected net recoverable amounts, such wells are written down to their projected net recoverable amount. Net recoverable amount is the aggregate of estimated un-discounted future net revenues from proven reserves less operating and production expenses.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 2002 AND 2001--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
         e.       Property and Equipment

                  Property and equipment are recorded at cost and depreciated over the straight-line method over a period of five years. The carrying value of property and equipment is impaired from time to time in addition to typical depreciation charges based on independent appraisals of the operational condition of the specific unit of property and/or equipment.

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

         h.       Debt Issue Costs

                  Debt issue costs as of December 31, 1998, represent those associated with the Heller Financial, Inc. loan (see Note 10) and are being amortized over a period of five years. As of March 31, 2002, all debt issuance costs had been fully amortized.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 2002 AND 2001--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
3.       Oil and Gas and Equipment

                                                                                    2002              2001
                                                                                    ----              ----

Proven lease acreage costs                                                   $ 5,429,996       $ 5,429,996

Proven undeveloped lease acreage costs                                         1,745,840         1,745,840

Well costs                                                                     5,432,145         5,432,145
                                                                             -----------       -----------
                                                                             $12,607,950       $12,607,950

Accumulated depletion, depreciation and amortization                           6,087,950         5,682,330
                                                                             -----------       -----------
                                                                             $ 6,520,000       $ 6,925,620
                                                                             ===========       ===========

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

                  Since the Company, as managing general partner, was responsible for the receipt and distribution of all funds from the sales of these assets, 100% of the proceeds were tabulated as part of the gross revenues of the Company on its financial statements for the relevant periods. As indicated on those statements, net funds attributable to the limited partners of Developing Energy Partners I, L.P. were shown as both a line item, "Third Party Distributions", and within the appropriate notes to those financial statements.

                  On or about July 31, 2002 but effective as of July 1, 2002, the Company sold all of its oil and gas properties in Pontotoc County, Oklahoma, consisting of 11 gross wells and 1.08 net wells, to the operator. These properties were marginal properties and wells with the revenues from production being just slightly above lease operating costs. Since these properties were part of the collateral for the Heller Loan (See Note 10(a)), all the proceeds from the sale went to Heller.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 2002 AND 2001--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
 4.      Timber Rights Acquisition

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

                  CAP owns or has under long-term lease: (a) 5,200 acres(+/-) in Marfa, Presidio County, Texas, containing high grade zeolite;
                  (b) 5,020 acres(+/-) of calcium carbonate deposits located in the Oro Grande area, Cibola County, New Mexico; (c) five (5) mining claims located in Sierra County, New Mexico covering 800 acres(+/-) of kaolin; (d) seventeen (17) mining claims covering 1360 acres (+/-) in Grant County, New Mexico containing perlite (note: The perlite property title rights associated with the perlite claims are being disputed and may have an adverse impact on the Company's ability to the extraction of these minerals); and (e) eleven (11) zeolite mining claims covering approximately 220 acres(+/-) located in Beaver County, Utah.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 2002 AND 2001--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

         b.       Minerals and Equipment
                                                      2002                2001
         Proven undeveloped lease costs        $12,609,100         $12,609,100
         Mine development costs                         --                  --
         Accumulated depletion and                      --                  --
         Depreciation
                                               $12,609,100         $12,609,100
                                               -----------         -----------

         c.       Prepaid Royalties.

                  The Company receives a credit in the nature of "prepaid royalties" for rents paid on the Marfa Zeolite Lease, Presidio County, Texas, and a portion of the New Mexico Oro Grande Limestone Lease in Cibola County, New Mexico.

 6.      Patents & Technology

         As part of the acquisition of Clean Age Minerals, Inc. (See Note 6(a) above), the Company also acquired U.S. Patent No: 5387738. This patent, owned by Clean Age Minerals, Inc. (previously owned by Matrix-Loc, Inc. which was acquired by Clean Age Minerals, Inc. as a result of Matrix-Loc's merger with Clean Age Minerals as of March 18, 2002), deals with a reagent and process for the remediation of water and contaminated soils. The Company's subsidiary 16/6, Inc. has applied for a patent on its I(2)Technology. (Patent Pending #09/659641) This patent application covers the ability to extract certain text documentation from existing published documents.

 7.      Notes Payable

         a. During the year ended September 30, 1995, the Company received $1,100,000 in return for two notes payable, with the producing wells of the Company used as collateral. Interest of 10% per annum was due monthly. In fiscal 1996, the Company repaid $300,000 of the outstanding balance. In fiscal 1997, the remaining $800,000 was converted into 16,000 shares of 10% cumulative preferred stock, at $50.00 per share ("Series A Preferred Stock"). The Series A Preferred Stock was subject to a put on August 20, 1999. The holders of the Series A Preferred Stock filed a lawsuit in the Los Angeles Superior Court, California against the Company, as well as Mr. Amir and Mr. Erlich as guarantors. Mr. Amir satisfied his obligation under his guarantee and purchased one-half, or 8,000 shares of the Series A Preferred Stock, of the 16,000 shares of the Series A Preferred Stock owned by the Kanes.. The Company and Mr. Erlich entered into a Stipulation for the Entry of Judgment granting the Company until August 1, 2001 in which to satisfy the put for the remaining 8,000 shares of Series A Preferred Stock plus accumulated interest. (See Litigation
                  Note 14). Mr. Amir converted his Series A Preferred shares into 408,163 shares of Company common stock. A portion of the dividends due Mr. Amir on the Series A Preferred Stock was paid to Mr. Amir in the third quarter of fiscal 2002. (See
                  Note 8(a)).

         b.       During  fiscal 1998, the Company  borrowed $145,000 from four
                  (4) persons. The debt was evidenced by Notes which matured on November 21, 1998. The Notes earned interest at 2% over the prime rate charged by the Huntington National Bank of

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 2002 AND 2001--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
                  Columbus, Ohio, through the maturity date, and 18% thereafter. The Noteholders were also given warrants. (See Note 11(b)--Warrants) $75,000 in principal amount plus accrued interest due to Sonata Investment Company, Ltd. ("Sonata") was paid to Sonata on November 30, 2001. On June 7, 2002, Mr. Lincoln converted his Note in the amount of $20,000, plus accrued and unpaid interest of $13,528.17, into 49,818 shares of common stock. The debt was converted at a price of $.673 per share which represented the average of the bid and closing prices for the five day period prior to the conversion. Presently, only two of the 4 Notes comprising $50,000, in the aggregate, of the original $145,000 remain outstanding On August 1, 2001, the Company borrowed $42,000 from Standard Energy Company. This loan earned interest at 2% per annum. The Standard Energy Company loan was satisfied on November 30, 2001. As of June 30, 2002, only two of the original four (4) notes each in the face amount of $25,000, remain outstanding.

         c. Pursuant to Paragraph 5.1 of the Agreement and Plan of Merger by and among Clean Age Minerals, Incorporated ("CAMI") and Strategic Minerals, Inc. ("SMI") and the Company dated September 19, 2000, obligations of CAMI to certain officers, directors and third parties were to have been satisfied by SMI or the Company within one (1) year of the merger. The indebtedness totaled (including the Martin Debt as defined in Note 8(b) below) $514,881 and was evidenced by Notes dated September 19, 2000. The Notes were due and payable on or before September 18, 2001 and provide for interest at the rate of 8% per annum. These Notes remain outstanding. As of June 30, 2002, the total amount payable on these notes is $586,979 representing principal of $514,881 and accrued but unpaid interest of $72,098.

8.       Due to (from) Related Parties

         (a)      Due to (from) Amir.

                  Mr. Amir has entered into four (4) Notes with the Company as follows:

                  (1) Note dated October 1, 1995, bearing interest at the rate of prime plus 3 percent in the principal amount of $91,062.00.

                  (2) Note dated October 1, 1995 bearing interest at the rate of 7% in the principal amount of $435,884;

                  (3) Note dated July 20, 1998 in the face amount of $25,000 (See Note 7(b)) bearing interest at the rate of 2% over the prime rate charged by the Huntington National Bank of Columbus, Ohio, through the maturity date, November 21, 1998 and 18% thereafter

                  (4) Note dated June 17, 2002 bearing interest at the rate of 7% in the principal amount of $137,000.

                           As of June 30, 2002, the outstanding principal and accrued but unpaid interest on the obligations listed under numbers 1 through 4 to Mr. Amir amounted to $699,763.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 2002 AND 2001--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
         Mr. Amir was also entitled to payment of $25,000 under his Key Man Contract on June 30, 2002. (See Note 13(b)).

         Prior to conversion of his Series A Preferred Stock into common stock, Mr. Amir was entitled to have received dividends in the amount of $91,550.72 of which $59,337.72 remains outstanding (See Note 7(a)).

         As of June 30, 2002, the Company owed Mr. Amir $11,762.41 in unreimbursed expenses and $16,667 in accrued but unpaid salary.

         During 2002, the Company paid Mr. Amir $170,000 in partial payment of the accrued and unpaid interest on his notes, unreimbursed expenses and dividends attributable to the Class A Preferred Stock. These payments have been reflected in the current and prior quarterly statements. Mr. Amir subsequently advanced the Company an additional $137,000 (see 8(a)(.4). above).

         As of June 30, 2002, the Company was indebted to Mr. Amir in the amount of $812,531.

         (b) By virtue of the merger of Clean Age Minerals, Incorporated ("CAMI") with Strategic Minerals, Inc. on September 19, 2000, Strategic Minerals, Inc. assumed the obligation of CAMI to Mr. Robert E. Martin in the amount of $134,811 ("Martin Debt"). The Martin Debt was to have been satisfied on or before September 18, 2001 but was not and remains outstanding. As of June 30, 2002, the Martin Debt amounts to $153,593 representing $134,811 in principal and $ 18,782 in accrued but unpaid interest. The Martin Debt is evidenced by a Note providing for an annual rate of interest of 8%.

         (c) Novinskie Debt. Under the terms of Mr. Novinskie's employment agreement (See Note 13(b)), Mr. Novinskie was to have received a cash bonus of $25,000 as of June 30, 2002. This bonus was not paid. As of June 30, 2002, the Company owed Mr. Novinskie $38,120 in unreimbursed expenses and $16,667 in accrued but unpaid salary and $25,000 in accrued and unpaid bonuses (as discussed previously).

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 2002 AND 2001--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
         b.       8% Convertible Debentures

                  On September 11, 1996, the Company issued $1,310,000 worth of 8% convertible debentures with interest payable in stock only and accruing until conversion or redemptions after the term of two years. The placement agent's fees were 10% of the gross proceeds and 12,111 warrants at $10.07 expiring November 16, 2001. The debentures may be converted after a holding period of 45 days after closing at the lessor of: (1) the fixed conversion price ($10.171875), or (2) 75% of the average closing bid price for the five trading days immediately preceding the date of conversion. As of June 30, 2000, $1,280,000 of the 8% debentures had been converted into 981,322 common shares.

 10.     Long-Term Debt

         Long-term debt of the Company consists of the following:

         a.       Heller Financial, Inc.

                  In August 1997, the Company entered into an arrangement with Heller Financial, Inc. ("Heller") whereby Heller agreed to provide the Company with up to $15,000,000 to rework existing horizontal wells, re-complete its vertical wells as horizontal wells, and develop additional acreage. Under the terms of the agreement, all of the properties of Westlands were transferred to a newly formed limited partnership, Tri-Coastal Energy, L.P., the general partner of which is Tri-Coastal Energy, Inc., (Tri-Coastal) and the sole limited partner of which is Westlands. Westlands is also the sole shareholder of Tri-Coastal Energy, Inc. The amount outstanding (principle and accrued interest) under this arrangement as of June 30, 2002 and 2001, was $6,982,954 and $7,017,390, respectively.
                  Interest on the borrowings is at prime plus 2%. Principal is paid out of 85% of the net cash flow from the properties. Additional interest is payable from 50% of the net cash flow from these properties after the payment of principal. In January 1999, Heller declared the loan to be in default, as a result of the pledged properties failure to generate the required interest payments. This was solely attributable to the decrease in worldwide prices for oil. As a result, the full amount of the Heller Loan has been reclassified as current debt. With the recovery of oil prices, the Heller Loan has come back into compliance, However, Heller has not rescinded its default notice. The obligations to Heller are non-recourse to the Company and payable solely out of the oil and properties pledged to Heller as collateral.

         b.       Sonata Investment Company, LTD.

                  During the third quarter of fiscal 1997, Sustainable entered into a loan agreement with Sonata Investment Company, LTD. for $250,000, which remained outstanding as of December 31, 2000. Sustainable had the right to request an additional $250,000 prior to December 31, 1999, which was not exercised. The Company and Westlands were guarantors of the loan with

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 2002 AND 2001--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
                  Westland's (now Tri-Coastal Energy, L.P.) wells being pledged as collateral, subordinated to the Heller Financing. The loan was to have been repaid out of 25% of Sustainable's net cash flow with any remaining balance due by December 31, 1999. Interest is at 12%. In addition, Sonata received a profits participation of 25% of the net profits of Sustainable while the loan was outstanding and 20% after the loan is repaid (after payout). While the obligations were outstanding, Sonata sought and the Company agreed to grant Sonata additional collateral to secure its loan in the nature of a security interest in the Patent then owned by Matrix-Loc and the mineral leases owned by subsidiaries of CAMI. The totality of the Sonata debt, plus all accrued and unpaid interest was satisfied on November 30, 2001, and all collateral for the loan was released.

         c.       PNC Bank Loan

                  During the fourth quarter of fiscal 1998, Deven Resources, Inc. obtained a term loan of $300,000 with interest at prime plus 12%. Principal was due at $25,000 per quarter. The loan was secured by specific properties owned by Deven. This loan was paid off on December 15, 1999 through the sale of Deven's Net Profits interests in certain properties in Armstrong and Fayette Counties, Pennsylvania.

         d.       First Regional Bank

                  In September, 1998, the Company assumed a $100,000 loan with First Regional Bank when it acquired Haly Corporation. Interest is at 6.9% and the loan matures December 12, 2002. The loan is secured by personal assets of an officer of the Company.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 2002 AND 2001--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
11.     Capital Stock

                                                                                                          NUMBER OF
                                                                                                           SERIES B
                                                                               NUMBER OF SERIES           PREFERRED
                                                  NUMBER OF COMMON                  A PREFERRED          SHARES PAR
                                                 SHARES, PAR VALUE             SHARES PAR VALUE         VALUE $0.01
                                                   $0.01 PER SHARE          $0.01 PER SHARE (1)       PER SHARE (1)
                                                 -----------------          -------------------       -------------

Balance as of June 30, 2001                              3,452,574                       16,000           2,001,800
Issued pursuant to the Terra Silex                         817,728
Agreement
Issued for the acquisition of 16/6, Inc.                 1,000,000
Issued for development of Natural                          300,000
Resource Exchange
Issuance to Kanes                                           50,000
Issuance to SCOA                                           640,000
Issuance on conversion of Series A                         408,163                       (8,000)
Preferred Stock
Issuance on the conversion of                           12,513,774                                       (1,626,800)
Series B Preferred
Balance as of June 30, 2002                             19,182,239                        8,000             375,000


 (1) On February 28, 2002, the Shareholders approved an amendment to the Articles of Incorporation of the Company, providing for an increase in the authorized common stock of the Company from 20,000,000 shares to 50,000,000 shares of Common Stock. The Shareholders also approved the change of the Company's state of incorporation from Delaware to Nevada. This was effected through the merger of Daleco Resources Corporation, a Delaware corporation ("Old Daleco") with and into Daleco Resources Corporation of Nevada, a Nevada corporation ("New Daleco"). The merger was consummated as of March 26, 2002. The Articles of Incorporation of New Daleco provide for authorized capital stock of 50,000,000 shares of common stock, par value $0.01 and 20,000,000 shares of preferred stock, par value $0.01.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 2002 AND 2001--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
         a.       Common Stock Options

                                                                       2002                  2001
                                                                       ----                  ----
                  Outstanding and Exercisable (3)
                   at beginning of period                         6,110,000             3,610,000

                  Canceled                                         (414,384)             (125,000)

                  Granted                                                --             2,500,000

                  Reclassified(1)                                   (85,616)                   --

                  Exercised                                              --                    --

                  Outstanding and Exercisable (2)
                   at end of period                               5,610,000             6,110,000
                                                                  ---------             ---------

                           (1) These shares were reclassified as a grant under
                  the Key Man Contracts with Mr. Amir and Mr. Novinskie. Previously they were included as options. The exact amount of the grant was not determinable until June 30, 2002 when the exercise price of the $25,000 portion of the $50,000 Key Man Contract bonus was to be paid to Mr. Novinskie and Mr. Amir in common stock.

                           (2) Of the 5,610,000 options outstanding, 5,110,000
                  are held by current officers, directors and employees of the Company. The exercise price for the options held by insiders range from $0.25 per share to $2.19 per share.

                           On November 16, 2001, the Company entered into Key
                  Man Employment Contracts with Mr. Dov Amir, Chairman of the Board of Directors and Chief Executive Officer of the Company, Mr. Gary J. Novinskie, President and Chief Operating Officer of the Company, and Mr. Robert E. Martin, a Director of the Company and President of Clean Age Minerals, Inc. (previously Strategic Minerals, Inc., see merger discussion). Under the employment agreements (see Note 13 below), Messrs. Amir and Novinskie were granted options for 500,000 shares of common stock and Mr. Martin was granted options for 1,000,000 shares of common stock. All these options expire on the third anniversary of the vesting of the options or two years after the key man ceases to be an employee of the Company. The exercise price for Mr. Martin's options are priced at $1.08 per share, 90% of the average closing price for the common stock for the five business days prior to October 1, 2001. The exercise price for Messrs. Amir's and Novinskie's options is 90% of the average closing price for the common stock at the close of business for the five trading days immediately preceding June 30, 2002. The exercise price was determined to be $0.526 per share Mr. Amir and Mr. Novinskie received a signing bonus under the Key Man Contracts of $50,000, $25,000 of which is to be paid in common stock on or before June 30, 2002, at a price equal to the average closing price for the common stock for the five business days preceding the date of issuance. Mr. Amir and Mr. Novinskie were each awarded 42,808 shares under this grant.

                           On September 11, 2000 the Board of Directors of the
                  Company granted options for 3,500,000 shares of common stock to three directors, one officer and one employee of the Company. Messrs. Amir, and Novinskie, officers and directors of the Company, were each awarded options for 1,000,000

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 2002 AND 2001--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
                  shares. Ms. Spencer the Secretary of the Company was granted an option for 250,000 shares and an employee, Mr. Payne, the Controller, was awarded an option for 250,000. Mr. Trainor, a director, was awarded options for 1,000,000. Mr. Trainor's options were transferred to his law firm in accordance with his firm's policies. Subsequently, Mr. Trainor's law firm assigned options to him for 500,000 of the 1,000,000 originally granted. The 3,500,000 options are exercisable at a price of $.25 per share which was above the fair market value of the Company's stock at the time of issue. The options were granted for service and dedication to the Company to the recipients who, while not being currently paid or paid at a wage scale substantially below market, continued to work for the benefit of the Company and the shareholders. These options vested upon their grant.

                           (3) The Company accounts for all stock-based
                  compensation (options) in accordance with the Financial Accounting Standard Boards Statement of Financial Accounting Standards No. 123 (SFAS 123). SFAS 123 permits the Company's use of the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25. Under SFAS 123, the fair value of stock options and compensation costs are measured as of the grant date.


         b.       Common Stock Warrants

                  Common Stock warrants outstanding at June 30, 2002, consist of the following(1):

                                                                                                    Price Per
     Issuance                                Expiration Date               Amount (1)                 Share
     --------                                ---------------               ----------                 -----
Financing Sources(2)                       August 10, 2002 to                                       $0.55 to
                                            November 20, 2005                724,579                  $2.50

Terra Silex Warrant(3)                      December 31, 2006                250,000                  $1.25

SCOA Warrants(4)                            November 15, 2006               2,240,000            $2.00 to $3.00

                  (1)      Common Stock Warrants Attached to Debenture

                           In connection with the issuance of the 8% convertible debentures in September 1996; a number of warrants were granted to the holders of the debentures, the agents, and subagents who placed the debentures.

                           On June 8, 2002, warrants for 65,500 shares with an exercise price of $10.81 per share expired. Those warrants were issued as part of the Company's issuance of 8% convertible debentures in 1996. With the expiration of these warrants, no warrants remain outstanding from the issuance of the 8% convertible debentures.


                  (2)      Financing Sources

                           On July 21, 1998, a total of 263,638 warrants expiring on November 20, 2005 were granted to four persons who loaned the Company a total of $145,000 in July 1998. (See Note 7b). The warrants may be exercised at any time before the expiration date at an exercise price of $0.55. On August 9, 2001, the expiration date for a total of 25,000 warrants was extend to August 10, 2002 for warrants previously granted (August 26,1997) to Kane interests as consideration for extending the time period on the redemption of their remaining Class "A" Preferred Shares. The exercise price of the "Kane Warrants" at any time before the expiration date is $2.50.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 2002 AND 2001--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
                                    On November 28, 2001, a total of 435,941
                           warrants to purchase common stock were granted to Sonata Investment Ltd (warrants for 395, 273 shares of common stock ("Sonata Warrant")) and Standard Energy (warrants for 40, 668 shares of common stock ("Standard Warrant")) as consideration for entering into the Loan Conversion Agreement dated August 1, 2001. The Loan Conversion Agreement extended the date by which the Company had to satisfy its obligations to both Sonata Investment Company, Ltd. ("Sonata") (See Note 10(b)) and Standard Energy Company ("Standard") and granted both Sonata and Standard the right to convert the debt into common stock of the Company at such time as the Company advised Sonata and Standard of its intent to satisfy the Company's obligations to one or both entities. Sonata and Standard are affiliated entities. The exercise price was fixed at $1.05. The Sonata and Standard Warrants were to have expired August 1, 2002. However, the Company agreed to extend the termination date of the Sonata and Standard Warrants until July 31, 2004 in exchange for Sonata's relinquishing its twenty percent (20%) interest in the net profits of the Company's subsidiary Sustainable Forest Industries, Inc. (See Note 10(b))

                           (3) Terra Silex Warrant Under a Stock Purchase Agreement dated September 11, 2001 by and among the Company and Terra Silex Holding, LLC, Terra Silex was granted a warrant for 250,000 shares ("Terra Silex Warrant") at an exercise price of $1.25 The Terra Silex Warrant expires on December 31, 2006.

                           (4) Sumitomo Warrants: Under a Stock Purchase Agreement by and among Sumitomo Corporation of America ("SCOA") and the Company dated as of November 16, 2001, SCOA was granted warrants for 1,700,000 shares of common stock with a five (5) year term at exercise prices ranging from $2.00 per share for the first 850,000 shares, $2.50 per share for the next 510,000 shares and $3.00 per share for the remaining 340,000 shares. The Company and SCOA also entered into a Master Distribution and Marketing Agreement dated as of November 16, 2001 under which SCOA was granted warrants for 540,000 shares. These warrants have a five (5) year term and have an exercise price of $2.00 per share for the first 108,000 shares, $2.50 pen share for the next 162,000 shares and $3.00 per share for the remaining 270,000 shares.

         c. Net Income Per Share. Net income per share was calculated on the primary basis of the weighted average number of common shares outstanding which amounted to 19,182,239 for the period ended June 30, 2002 (2001 -- 3,452,574). For the periods ending June 30, 2002 and 2001, the exercise of the options and warrants outstanding as at year end did not have a dilutive effect on the net income per share.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 2002 AND 2001--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
         d.       Payment of Accrued Dividends.

                  $603,024 of accrued dividends attributable to the 8% Cumulative Convertible Preferred Stock issued in the acquisition of CAMI ("CAMI Preferred") was paid in 480,998 shares of Common Stock upon conversion of 1,626,800 shares of the CAMI Preferred Stock to Common Stock commencing October, 2001 through June 30, 2002. See also Note 16, regarding payment of accrued dividends on the Series A Preferred Stock held by the Kanes through June 30, 2002.

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

 13.     Employment Contracts and Commitments

         a. In connection with the acquisition of Sustainable and under Management Agreement dated April 17, 1995, the Company agreed to engage two key officers for a period of seven years ending April 17, 2002. The two key officers are entitled to a base salary of $75,000 plus additional incentive payments each based upon a percentage of net income of Sustainable. At the time of termination for any reason, the key officers are entitled to a severance payment equal to the total of the annual base salary plus additional annual incentive payments he is then receiving multiplied by the remaining years, or portions thereof, of the contract period. During fiscal 1997, the Company reached a settlement with one of the officers in the total amount of $60,000 to be paid at $5,000 per month through February 1998. The one remaining SFI employment contract expired in accordance with its terms on April 17, 2002 and was not renewed. The Company retains the services of the employee. As of June 30, 2002, Mr. Novinskie and Mr. Amir's employment contracts provided for bonuses of $50,000 each to be paid one-half in common stock and one-half in cash. The price of the stock to be issued was determined by taking the closing average of the bid and asked price for the Company's stock for the five (5) trading days preceding June 30, 2002. (See Note 13(b) below).

         b. On November 16, 2001, the Company entered into a Stock Purchase Agreement with SCOA ("SCOA SPA"). As a condition to the closing of the SCOA SPA, SCOA required that the Company enter into Key Man Employment Contracts ("Key Man Contracts") with Messrs. Robert E. Martin, Gary J. Novinskie and Dov Amir. The Key Man Contracts are for an initial three (3) year term.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 2002 AND 2001--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
                  The Key Man Contracts provide for acceleration of the vesting of incentive options should the Key Man be terminated prior to the expiration of the term of the Key Man Contracts. Each of Messrs Novinskie and Amir are granted options for 500,000 shares of Company Common Stock while Mr. Martin was granted options for 1,000,000 shares of Common Stock. There are like provisions for the acceleration of the salary due each employee over the life of the Contract. (See Note 11a.) The Key Man Contract also provided for a bonus to Messrs. Novinskie and Amir of $50,000 to be paid one-half in cash and one-half in stock. (See Note 13(a) above). Mr. Novinskie's cash bonus has not been paid. Mr. Amir's bonus was debited against an advance given to Mr. Amir in the third quarter. (See Note 8.) Under Mr. Martin's Key Man Contract, he was granted a salary of $50,000 for the six month period April 1, 2002 through September 30, 2002 ($8,333.34 per month), and $100,000 per year for the remaining two (2)years of his Key Man Contract. In accordance with his contract, the Company commenced paying Mr. Martin's salary as of April 1, 2002.

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

                  Mr. Amir satisfied his obligation under his guaranty to purchase one-half on 8,000 shares from the Plaintiffs. The Company entered into Stipulation for the Entry of Final Judgment and Judgment thereon as to Daleco Resources

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 2002 AND 2001--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
                  Corporation, pursuant to which the Company shall have until August 1, 2001 in which to redeem the remaining 8,000 shares for $400,000 plus accrued interest through the date of settlement at a rate of ten percent (10%) per annum. The Kanes have been granting the Company an extension of the August 1, 2001 date on a month to month basis. On December 7, 2001, the Company paid the Kanes $90,000 representing all accrued and unpaid dividends on the Series A Preferred Stock through December 31, 2001. The Company has paid all dividends due and payable to the Kanes for periods through the fiscal quarter ending March 31, 2002. Payments for the current quarter (ending June 30, 2002), in the amount of $10,000, are still outstanding.

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

                  Under the terms of the agreement covering the sale of DEP's 40% interest in the Joint Venture, BBC agreed to indemnify and hold DEP and its general partner, DRI, harmless from and against any and all damages and costs, if any, arising out of the McFadden litigation.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 2002 AND 2001--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
 15.     Acquisitions

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

                  The Company's performance during its third fiscal Quarter ended June 30, 2002, was influenced by a variety of factors which were beyond the control of management, such as the variability of the demand for and the pricing of crude oil and natural gas within the Company's operating areas and the demand and pricing, both domestically or internationally, for the Company's timber and industrial minerals impacted on the Company's results. The prior certification of the Company's timber and Patented Process by independent parties also hindered the Company's ability to enter into immediate contracts for the sale of these products.

                  During the quarter ending June 30, 2002, the Company's sale of produced hydrocarbons (oil and natural gas), the issuance of securities, and proceeds from the sale of assets provided its main source of capital.

                  With the cooperation and lead of SCOA, in accordance with the provisions of the Master Distribution and Marketing Agreement, contacts are being negotiated with technical and industrial entities as well as academic institutions to certify the results of CAMl's Patented Processes and to work with industrial partners to establish test sites at which the efficacy of the Patented Processes can be verified.

                  The Company has also, through its arrangements with SCOA and through its existing contacts, entered into discussions with potential users of the Company's timber products for railroad ties, utility poles and other wood products. During the quarter, the Company focused on the implementation of it's the Master Distribution and Marketing Agreement with SCOA. Key areas were the identification of potential market outlets for Clean Ages' industrial minerals and environmental technology.

PART II.          OTHER INFORMATION

Item 2.  Sale of Securities.

         Terra Silex Agreement:
         ----------------------

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

         The materials sent to each shareholder in connection with the Company's annual meeting contained a typographical error, referring in places to 10,000,000 instead of 20,000,000 preferred shares. On the basis of this error, the Company agreed to place this issue again before the Shareholders at the next annual meeting should any shareholder so request. Terra Silex Holdings, LLC has so requested. As such, at the next annual meeting of the Shareholders of the Company, the shareholders will be asked to vote to either keep the authorized shares of preferred stock at 20,000,000 shares or reduce the authorized number to 10,000,000. The total number of all classes of the Company's preferred shares issued and outstanding as of June 30, 2002 is 383,000 shares.

         CONSOLIDATION OF SUBSIDIARIES
         ------------------------------

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

         The Company also merged Matrix-Loc, Inc., a Texas corporation, with and into Strategic Minerals, Inc., a Nevada corporation. The only asset of Matrix-Loc was the Company's Patent, U.S. Patent No: 5.387.738. As a result of the merger, the Company eliminated the only subsidiary it owned that was incorporated in Texas, thus reducing the costs associated with maintaining corporations incorporated in multiple jurisdictions.

         The Company caused the name of Strategic Minerals, Inc. to be changed to Clean Age Minerals, Inc. Since Strategic Minerals, Inc. was operating under the name of Clean Age Minerals, Inc. due to its name recognition, the Company felt it more prudent to change the name of Strategic Minerals, Inc. to Clean Age Minerals, Inc. to avoid possible confusion and to simplify recognition in the market place.

ITEM 6   Exhibits and Reports on Form 8-K

         8-K dated May 16, 2002 and filed on May 17, 2002.

         Form S-8 filed on June 24, 2002

                                   SIGNATURES

In connection with the Quarterly Report of Daleco Resources Corporation (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I,, Dov Amir, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

   (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



                                                      /s/ Dov Amir
                                               ---------------------------------
                                               Dov Amir
                                               Chief Executive Officer
                                               August 9,2002

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               DALECO RESOURCES CORPORATION


Date: August 9, 2002                                  /s/ Gary J. Novinskie
                                               ---------------------------------
                                               Gary J. Novinskie
                                               President/Chief Financial Officer


Date: August 9, 2002                                  /s/ Dov Amir
                                               ---------------------------------
                                               Dov Amir
                                               Chief Executive Officer