Form 10KSB
period 2002-09-30
DALECO RESOURCES CORP
filed 2003-01-10
CIK 746967

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(X) ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the fiscal year ended September 30, 2002.
                          -------------------

( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

Commission File Number 0-12214
                       -------
                          DALECO RESOURCES CORPORATION
                          ----------------------------
                 (Name of small business issuer in its charter)

             NEVADA                                      23-2860734
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporationor organization)

                             120 North Church Street
                         West Chester Pennsylvania 19380
                    ---------------------------------------
                    (Address of Principal Executive Offices)

Issuer's telephone number: (610) 429-0181
                           --------------

Securities registered under Section 12 (b) of the Exchange Act: None
                                                                --------------

Securities registered under Section 12 (g) of the Exchange Act:

                          Common Shares, Par Value $.01
             Series A 10% Cumulative Preferred Stock Par, Value $.01
      Series B 8% Cumulative Convertible Preferred Stock, Par Value, $.01,
      --------------------------------------------------------------------
                                (Title of Class)

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
                                                               Yes     No   X
                                                                  --      ----

State issuer's revenues for its most recent fiscal year:           $1,265,487

Aggregate market value of voting common stock held by non-affiliates of registrant based upon the average bid and asked closing sale price on December 31, 2002: $1,609,790.

                    Applicable only to Corporate Registrants
                    ----------------------------------------

Number of shares outstanding of the issuer's Common Stock as of December 31, 2002: 21,101,630
Number of shares outstanding of the issuer's Series A preferred stock as of December 31, 2002: 8,000
Number of shares outstanding of the issuer's Series B preferred stock as of December 31, 2002: 375,000

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Registrants Definitive Proxy Statement.
Transitional Small Business Disclosure Format:               YES X     NO
                                                                 --      ----

                                     PART I

ITEM 1: DESCRIPTION OF BUSINESS
-------------------------------

General

         Daleco Resources Corporation is a natural resources holding company whose subsidiaries are engaged in the exploration, development and production of oil and gas properties, the harvesting of timber concessions, the development and production of mineral interests and the sale and exchange of natural resources and content over the internet. Its wholly owned subsidiaries include Westlands Resources Corporation, Sustainable Forest Industries, Inc., Deven Resources, Inc., DRI Operating Company, Inc., Tri-Coastal Energy, Inc., Tri-Coastal Energy, L.P., Clean Age Minerals Incorporated, CA Properties, Inc., The Natural Resources Exchange, Inc. and 16/6, Inc. Deven Resources, Inc. is also the managing general partner of Deerlick Royalty Partners, L.P.

         Daleco, originally named United Westlands Resources, Inc., was organized under the laws of the province of British Columbia by amalgamation of two small companies in 1981. In 1986, Daleco changed its name to Daleco Resources Corporation, and its province of organization to Ontario, Canada. On October 1, 1996, Daleco was re-domesticated into the State of Delaware. The shareholders at Daleco's Annual Meeting on February 28, 2002, approved the change of Daleco's state of incorporation from Delaware to Nevada. This was effected through the merger of Daleco Resources Corporation, a Delaware corporation, with and into Daleco Resources Corporation of Nevada, a Nevada corporation. The merger was consummated as of March 26, 2002. The Articles of Incorporation of New Daleco provide for authorized capital stock of 50,000,000 shares of common stock and 20,000,000 shares of preferred shares. The Bylaws of Old Daleco became the Bylaws of New Daleco, as amended to reflect the laws of the State of Nevada. The Board of Directors of Old Daleco elected at the Annual Meeting of Shareholders on February 28, 2002 became the Board of Directors of New Daleco. The officers of Old Daleco were appointed as the Officers of New Daleco. Under the Articles of Merger filed with the Secretary of State of Nevada, the name of New Daleco was changed to Daleco Resources Corporation.

         Daleco, through its wholly owned subsidiary, Westlands Resources Corporation, a Nevada corporation, acquired a number of interests in oil and gas properties located in the State of Texas from entities owned or controlled by Mr. Amir and his former partner, Mr. Louis Erlich. Other interests have been acquired as a result of the failure of non-affiliated working interest owners to maintain their interest in the properties by failing to pay their share of costs associated with the properties. Substantially all of Westlands Resources Corporation's oil and gas properties were transferred to Tri-Coastal Energy, L.P. to facilitate a loan from Heller Financial, Inc., now GE Capital ("Heller Loan"). Daleco does not refine any crude oil or market, at retail, any oil or petroleum products. Daleco does not own any drilling rigs. All of its drilling activities are performed by independent drilling contractors on a contract basis.

         Sustainable Forest Industries, Inc., a wholly owned subsidiary, a Nevada corporation, owns timber rights in Guyana covering approximately 6,000 acres. Sustainable Forest Industries, Inc. contracts with third parties to harvest and mill its woods. Sustainable Forest Industries, Inc. sells its woods privately and also through third parties primarily under the HeartDex(TM)trademark.

         Clean Age Minerals Incorporated, a Nevada corporation, was acquired on September 19, 2000, by Daleco through a merger with Daleco's subsidiary, Strategic Minerals, Inc., a Nevada corporation. Strategic Minerals, Inc. was the surviving corporation which changed its name in March 2002 to Clean Age Minerals Incorporated. The shareholders of Clean Age Minerals Incorporated received 2,001,800 shares of Daleco Resources Corporation Series B 8% Cumulative Convertible Preferred Stock, stated value $10.00, par value $.01, in exchange for 20,018,000 shares of Clean Age Minerals Incorporated common stock, constituting all of the capital stock of Clean Age Minerals Incorporated. Clean Age Minerals, Incorporated through its subsidiary, CA Properties, Inc., owns fee and leasehold interests containing non-metallic minerals in the States of Texas, New Mexico and Utah. Daleco mines its minerals through the use of contract miners. Additionally, Daleco acquired, as part of the merger, a patented process, owned by Clean Age Minerals Incorporated, utilizing many of the minerals owned or under lease to Daleco, for the cleansing, decontamination and remediation of air, water and soils.

         Under the Heller Loan, Daleco's Texas and Oklahoma properties are fully pledged as security for the Heller Loan. Under the Heller Loan documents, the pledging of these assets as collateral for the Heller Loan prohibits Daleco from pledging these oil and gas properties for any other purpose. On July 31, 2002 but effective July 1, 2002, Daleco sold its oil and gas properties in Potontoc County, Oklahoma, consisting of 11 gross wells and 1.08 net wells.

         Deven Resources, Inc. served as the managing general partner of Developing Energy Partners I, L.P. from its inception to its dissolution in December 2001. Developing Energy sold all of its assets on September 28, 2001 with an effective date of January 1, 2001. DRI Operating Company, Inc., a wholly-owned subsidiary of Deven Resources, Inc., owned a one percent interest in and managed 127 wells on behalf of Developing Energy in the State of West Virginia and the Commonwealth of Pennsylvania. As part of the sale of the assets of Developing Energy, DRI Operating Company, Inc. swapped its interest in certain wells in West Virginia and Pennsylvania for working interests in wells acquired by the purchaser of Developing Energy's West Virginia and Pennsylvania properties. As a result of this sale and "swap" DRI Operating ceased performing as operator for all but nine (9) of the wells previously owned by Developing Energy Partners. In September 1999, Deven Resources, Inc. wound up the operations of another partnership for which it was the general partner, Deerlick Creek Partners as a result of the sale of the partnerships interest in 57 wells in the State of Alabama. As of December 2000, Daleco sold all of its leasehold interests in 199 wells located in Kansas and in 24 wells located in Oklahoma which comprised the majority of its mid-continent oil and gas producing properties. Deven Resources remains the general partner of Deerlick Royalty Partners, a Delaware limited partnership holding overriding royalty interests in the Deerlick coalbed methane field, Tuscaloosa, Oklahoma.

         As of September 30, 2002, the Company had interests in 112 wells in the States of Texas, West Virginia, Oklahoma, Kansas and the Commonwealth of Pennsylvania and the Company has experienced an average decrease in unit sales prices of 38% for its oil and gas products since October 1, 2001.

Competition

         Oil And Gas

         While Daleco is presently not seeking new oil and gas properties, if it did seek such properties, Daleco would face intensive competition for good exploratory prospects or existing developmental prospects from entities possessing substantially larger financial resources and staffs. The demand for domestically produced oil and gas remains substantial and should remain substantial in the foreseeable future. However, the domestic oil and gas industry is subject to the fluctuations in the global oil industry. The natural gas industry is not as subject to worldwide oil price fluctuations than as is oil. Since most of Daleco's production is natural gas, Daleco is not as susceptible to the fluctuation in the price of oil than are similarly sized companies who assets are primarily in oil.

         As noted above, Daleco has no present intent to compete in market for new oil and gas properties. Rather, it intends to focus on the sale of its industrial minerals and its wood products. Should Daleco be successful in developing its mineral properties and/or wood products, Daleco may elect to allocate some of these profits to the acquisition of new oil and gas properties.

         Mineral Interests

         The mining and marketing of non-metallic minerals is highly competitive, however, Daleco believes that the locations and quality of its mineral deposits coupled with its Master Distribution and Marketing Agreement with Sumitomo Corporation of America will benefit its future development and sales efforts. Daleco's ability to develop these mineral deposits will be dependent on its success in accessing raising capital under the Equity Line of Credit or otherwise and on the general economic environment for industrial minerals. The Marketing Agreement is for an initial term of ten (10) years with automatic twenty (20) year extensions. The Marketing Agreement vests in Sumitomo Corporation of America the exclusive right to market Daleco's minerals, potential products and timber in the United States, Canada, Mexico and Japan.

         Timber Interests

         The competition for timber, both raw and processed woods, is extremely competitive and primarily controlled by large international conglomerates. Historically, Daleco has found it difficult to penetrate these markets, but believes that the shortage of quality hard woods and the demand for environmentally safe building materials will facilitate Daleco's marketing of its woods. On November 30, 2001 (effective November 16, 2001), Daleco entered into a Master Distribution and Marketing Agreement with Sumitomo Corporation of America. The Marketing Agreement is for an initial term of ten (10) years with automatic twenty (20) year extensions. The Marketing Agreement vests in Sumitomo Corporation of America the exclusive right to market Daleco's minerals, potential products and timber in the United States, Canada, Mexico and Japan. Sustainable Forest Industries is presently in negotiation with existing wood mills and other concession owners in Guyana for the joint marketing and milling of environmentally safe woods from Guyana. The fruition of these negotiations would facilitate quality control on all products cut in Guyana and to provide a greater variety of woods for the market.

Marketing And Production Oil And Gas

         Daleco does not refine any petroleum products. All of its production is sold to a variety of customers, which include pipelines, oil and gas gathering firms and other purchasers, pursuant to written agreements. Generally, sales of oil and gas are made at prevailing market prices. Typically, oil purchase agreements are of short duration, and provide for market sensitive pricing. Daleco is a party to two long term gas sales contracts, which may be terminated on short notice if a price adjustment is unacceptable to Daleco. Daleco is not obligated to provide a fixed and determinable quantity of oil and gas in the future under existing contracts or agreements.

         Under the terms of the Heller Loan, Daleco is required to purchase "hedges" to guarantee receipt of a specified price for the gas sales from those properties developed with the proceeds of the Heller Loan.

         The availability of a market for oil and gas produced from the properties of Daleco and prices received are dependent upon numerous factors, most of which are beyond the control of Daleco. Such factors include the level of domestic production, the availability of imported oil and gas, actions taken by foreign producing nations, the availability of distribution and transportation facilities and capacity thereon, the availability and price of fuels competitive with oil and gas, demand for oil and gas and refined products, governmental regulation and taxation. Such factors make it impracticable to predict with any degree of certainty future demand for or prices of oil or gas produced by Daleco.

         Production of oil and gas is generally not considered to be of a seasonal nature, although severe weather conditions temporarily can curtail or preclude producing activities. Historically, the demand for natural gas decreases during the summer months and increases during winter months. Daleco has never experienced any difficulties in selling any of its oil and gas.

Customers

         The following table identifies customers of Daleco which purchased during the fiscal year ended September 30, 2001 in excess of ten percent (10%) of the oil or gas produced by Daleco.

Production Area of Operation            Name of Location of Purchaser                                   Percentage
----------------------------            -----------------------------                                   ----------
Texas            Oil Production         Gulfmark Energy                      Houston, Texas                    99%
                 Gas Production         Aquila Southwest Pipeline Corp.(1)   San Antonio, Texas                51%
                                        Mitchell Gas Marketing Services(2)   Houston, Texas                    38%
Pennsylvania     Gas Production(3)      Enron North American Corp.           Houston, Texas                    96%
                                        Dominion Field Services Co. Inc.     Pittsburgh, Pennsylvania         100%
West Virginia    Gas Production(3)      Dominion                             Pittsburgh, Pennsylvania           3%
Oklahoma         Oil Production         Sand Point                           Oklahoma City, Oklahoma           10%
                 Oil Production         Tri-Power Resources                  Ardmore, Oklahoma(4)              90%
                 Gas Production(3)      Sand Point                           Oklahoma City, Oklahoma            9%
                                        Tri-Power Resources                  Ardmore, Oklahoma(4)              91%

(1) A portion of Daleco's production of gas from its wells in the Giddings Field (presently 20 wells) is sold to Aquila Southwest Pipeline Corporation, pursuant to a long term contract expiring January 31, 2010, which covers a number of Daleco's Texas leases. Subject to various conditions, Aquila has agreed to buy all of Daleco's gas produced from the Giddings Field. Daleco receives eighty percent (80%) of the weighted average monthly sales price for liquid products extracted from gas delivered and eighty percent (80%) of the resale prices for dry gas. Prices received by Daleco are subject to deductions for taxes, compression and similar charges.


(2) Gas production from the remaining wells in the Giddings Field is sold under a contract which ended in April, 2000, at a base price of $2.00 per million British thermal units on a month-to-month contract to Austin Chalk Natural Gas Marketing Services. The effect of these contracts is that gas is sold at a market base price, which may be adjusted by the purchase. If Daleco disagrees with a price adjustment, the sales contract may be terminated by Daleco or the purchaser.


(3) Gas production from Daleco's Appalachian Basin properties are sold under contracts which call for floating index based gas pricing. Typically the general term of these contracts is set for periods of one year and contain price options for Daleco should local gas market conditions warrant.


(4) Of these wells, 11 gross and 1.08 net wells were sold to Tri-Power Resources as of July 1, 2002. Tri-Power operates the Company's remaining properties and is the first purchaser of all production therefrom.


         Daleco does not believe that the loss of any one of these customers would have a material adverse effect upon Daleco's revenues, since there are numerous purchasers of oil and gas in the areas in which Daleco operates.

Production

         The following table summarizes Daleco's net oil and gas production for the periods indicated, shown in barrels (Bbls) and thousand cubic feet (Mcf), and the weighed average sales prices for the periods indicated.

                                                       Fiscal Year Ended
                                                          September 30
                                                      --------------------
                                                      2002            2001
                                                      ----            ----
                   Texas:
                     Oil (Bbls)                       22,807         21,534
                     Gas (Mcf)                        86,157         94,198
                     Average Bbls/day                     62             60
                     Average Mcf/day                     236            262
                   Pennsylvania(1):
                     Gas (Mcf)                         9,018        434,183
                     Average Mcf/day                      25          1,206
                   West Virginia(1):
                     Gas (Mcf)                        20,078         99,466
                     Average Mcf/day                      56            276
                   Oklahoma(2):
                     Oil (Bbls)                        3,952          4,754
                     Gas (Mcf)                        12,060         13,575
                     Average Bbls/day                     11             13
                     Average Mcf/day                      33             38
                   TOTALS:
                     Oil (Bbls)                       26,759         26,288
                     Gas (Mcf)                       127,313        636,422
                     Average Bbls/day                     73             73
                     Average Mcf/day                     349          1,768

------------
(1) 19 wells in West Virginia accounting for 67,359 Mcf and 99 wells in Pennsylvania accounting for 426,019 Mcf were sold by Daleco's sponsored partnership, Developing Energy Partners I, L.P. as of January 1, 2001.


(2) 11 gross and 1.08 net wells in Potontoc County, Oklahoma were sold as of July 1, 2002.

         The following table summarizes for the period indicated the average price per barrels (bbls) and average price per thousand cubic feet ("Mcf") of natural gas and the average production (lifting) costs per barrel of oil and per Mcf of gas produced. In determining the price received by Daleco and costs incurred, all expenses of operation have been attributed to the working interests but revenues attributed are solely of Daleco's net revenue interests. For the purpose of determining MCF Equivalents ("MCFE"), one barrel of oil has been converted to gas at the rate of 1 barrel per 6 Mcf.

                                                                                          Fiscal Year Ended
                                                                                             September 30
                                                                                         ---------------------
                                                                                          2002           2001
                                                                                         ------         ------
                    Texas
                      Average Sale Price Per Bbl                                         $19.00         $28.39
                      Average Sale Price Per Mcf                                           3.24           5.66
                      Average Production Cost Per Gas Equivalent (MCFE)                    2.52           2.38

                    Pennsylvania (1)
                      Average Sale Price Per Mcf                                           3.41           4.91
                      Average Production Cost Per Gas Equivalent (MCFE)                    1.70           1.04

                    West Virginia(2)
                      Average Sale Price Per Mcf                                           2.84           5.10
                      Average Production Cost Per Gas Equivalent (MCFE)                    1.47           1.23

                    Oklahoma(3)
                      Average Sale Price Per Bbl                                          21.10          29.07
                      Average Sale Price Per Mcf                                           2.33           4.05
                      Average Production Cost Per Gas Equivalent (MCFE)                    2.22           3.52

                    Combined Properties
                      Average Sale Price Per Bbl                                          20.39          28.51
                      Average Sale Price Per Mcf                                           3.53           5.07
                      Average Production Cost per Gas Equivalent (MCFE)                    2.28           1.57

----------

(1) 99 wells in Pennsylvania were sold as of January 1, 2001 in fiscal year 2001. The average price per Mcf for these wells was $4.19. These wells constituted 98% of Daleco's Pennsylvania production.


(2) 19 wells in West Virginia were sold as of January 1, 2001 in fiscal year 2001. The average price per Mcf for these wells was $6.02. Those wells constituted 68% of Daleco's West Virginia production.


(3) 11 gross wells (1.08 net wells) located in Potontoc County, Oklahoma were sold as of July 1, 2002. The average price per barrel of oil for these wells was $20.57.

Wells And Acreage

         The following tables set forth certain information as of September 30:

                                                                        Gross Wells                         Net Wells
                                                                ------------------------             ----------------------
Well Count                                                        2002              2001             2002             2001
                                                                -------             ----             -----            -----
Texas                                                                30               31             17.65            19.68
Pennsylvania(1)                                                       2                2              2.00                2
West Virginia(2)                                                      7                7              2.41             2.41
Oklahoma(3)                                                          69               75              9.28            10.18
                                                                 ------           ------             -----            -----
Total                                                               108              115             31.31            34.27
                                                                 ------           ------             -----            -----

                                                                        Gross Acres                          Net Acres
                                                                ------------------------             ----------------------
Developed Acreage                                                 2002              2001              2002            2001
                                                                -------           ------             -----           ------
Texas                                                             4,456            4,456             1,415            1,415
Pennsylvania(1)                                                   1,280            1,280             1,280            1,280
West Virginia(2)                                                  2,480            2,480               693              693
Oklahoma (3)                                                      2,013            2,013               304              313
                                                                 ------           ------             -----            -----
Total                                                            10,229           10,229             3,710            3,710
                                                                 ------           ------             -----            -----

                                                                        Gross Acres                          Net Acres
                                                                ------------------------             ----------------------
Undeveloped Acreage                                               2002              2001              2002            2001
                                                                -------           ------             -----           ------
Texas                                                             1,357            1,357             1,264            1,264
Pennsylvania(1)                                                   4,818            4,818             4,818            4,818
West Virginia(2)                                                  2,997            2,997               920              920
Oklahoma(3)                                                       1,790            1,790               194              194
                                                                 ------           ------             -----            -----
Total                                                            10,962           10,962             7,196            7,196
                                                                 ------           ------             -----            -----

----------

(1) Effective January 1 (fiscal year 2001), 2001, Daleco's sponsored partnership sold 99 gross wells (28.07 net wells), in Pennsylvania. These wells covered 6,880 developed gross acres (3,548 net) and 20,855 undeveloped gross acres (9,579 net).


(2) Effective January 1, 2001 (fiscal year 2001), Daleco's sponsored partnership sold 19 gross wells (7.54 net wells) in West Virginia. These wells covered 1,767 developed acres (758 net) and 1,250 undeveloped gross acres (531 net).


(3) Effective July 1, 2002 (fiscal year 2002), Daleco sold 11 gross wells (1.08 net wells) in Potontoc County, Oklahoma. These wells were marginal wells which held no undeveloped acreage.

Drilling Activity

         The following table shows the number of wells drilled by or on behalf of Daleco and the results for the period indicted. Such information should not be considered indicative of future performance of prospects of Daleco. There is no necessary correlation between the number of producing wells, whether developmental, or exploratory, completed during any period and the aggregate reserves or future net income generated.

--------------------------------------------------------------------------------
                                EXPLORATORY WELLS
--------------------------------------------------------------------------------
YEAR DRILLED                                      PRODUCERS  DRY HOLES    TOTAL
-----------------------------------------------   ---------  ---------    -----
2002                                                 0          0           0
2001                                                 0          0           0
2000                                                 0          0           0

--------------------------------------------------------------------------------
                                DEVELOPMENT WELLS
--------------------------------------------------------------------------------
2002                                                 0          0           0
2001                                                 0          0           0
2000                                                 0          0           0

         Neither the Company or any of its subsidiary entities has participated in the drilling of an exploratory well since fiscal year 1998, and Daleco's affiliated partnership, Developing Energy I, L.P., participated in ten (10) development wells on its Pennsylvania coal bed methane property in 1999.
Daleco did not participate in the drilling of any exploratory or development wells in Fiscal 2002.

Proved Reserves

         Daleco causes to be prepared an annual estimate of oil and gas reserves. Daleco has not filed reserves estimates with any United States authority or agency, other than estimates previously filed with the Securities and Exchange Commission.

         The following table sets forth the proved reserves of Daleco as of September 30, 2002 and September 30, 2001.

         The figures for Westlands Resources Corporation as of September 30, 2002 were taken by Daleco from the reserve report as of September 30, 2002 prepared by Netherland Sewell and Associates, Inc., independent petroleum engineers, for the Texas and Oklahoma properties as reviewed by Daleco's consultants. Reserve estimates for Daleco's Appalachian properties were computed by Daleco's in-house staff extrapolator from primary reserve reports and adjusts reserves for performance based upon internally generated decline curves for each well.

Net Reserves

                                                      Year Ended Reserves
                                                          September 30,
                                                    --------------------------
                  Proved Developed Reserves           2002              2001
                  ----------------------------      ---------        ---------
                  C X C (BBLS)
                    Texas                              44,150           45,290
                    Oklahoma(3)                        14,983           14,687
                    Pennsylvania(1)                         0                0
                    West Virginia(2)                        0                0
                                                    ---------        ---------
                    Total                              59,133           59,977

                  Gas (Mcf)
                    Texas                             272,611          278,201
                    Oklahoma(3)                        27,926            9,210
                    Pennsylvania(1)                    47,440           36,001
                    West Virginia(2)                  133,167          225,387
                                                    ---------        ---------
                    Total                             481,144          548,799
----------
(1) Effective January 1, 2001 (fiscal year 2001), Daleco's sponsored partnership sold net proved developed reserves of 2,607,034 in Pennsylvania.

(2) Effective January 1, 2001(fiscal year 2001), Daleco's sponsored partnership sold net proved developed reserves of 180,209 in West Virginia.

(3) Effective July 1, 2002 (fiscal year 20002), the Company sold 11 gross (1.08 net) wells in Potontoc County, Oklahoma. These were primarily marginal wells whose production covered operating costs.

                                                       Year End Reserves
                                                          September 30,
                                                    --------------------------
                  Proved, Undeveloped Reserves        2002             2001
                  ----------------------------      ---------        ---------

                  C X C (Bbls)
                    Texas                             582,782          582,639
                    Oklahoma(2)                             0                0
                    Pennsylvania (1)                        0                0
                    West Virginia(1)                        0                0
                                                    ---------        ---------
                    Total                             582,782          582,639

                  Gas (Mcf)
                    Texas                           3,425,704        3,413,306
                    Oklahoma                                0                0
                    Pennsylvania(1)                         0                0
                    West Virginia(1)                        0                0
                                                    ---------        ---------
                    Totals                          3,425,704        3,413,306
----------
(1) Effective January 1, 2001(fiscal year 2001), Daleco's sponsored partnership sold 301,942 proven undeveloped net gas reserves in Pennsylvania. There were no undeveloped net gas reserves in West Virginia.

(2) Effective July 1, 2001(fiscal year 2002), 11 gross wells (1.08 net wells) in Potontoc County, Oklahoma were sold. These wells were mere marginal stringer wells.

All of the above stated reserves are located on-shore within the United States.

Estimated Future Net Revenues And Present Worth

         Estimated future net revenues of Daleco's net oil and gas reserves at the date indicated and the present worth thereof employing a ten percent (10%) discount factor is set forth in the following tabulation:

                     Future Net Revenues
                     September 30                                             2002             2001
                     ----------------------------------------            ------------     ------------
                     Proved Oil and Gas Reserves                           13,765,500       18,282,127
                     Proved Developed Oil and Gas Reserves                  1,195,800        5,405,193

                     Present Worth
                     September 30                                              2002             2001
                     ----------------------------------------            ------------     ------------
                     Proved Oil and Gas Reserves                            8,533,600       12,172,891
                     Proved Developed Oil and Gas Reserves                    895,400        3,940,415

         The present value of estimated future net revenues set forth above is computed using the estimated future net revenues and a discount factor of ten percent (10%) over the projected life of each property.

         Petroleum engineering is not an exact science. Information relating to Daleco's oil and gas reserves is based upon engineering estimates. Estimates of economically recoverable oil and gas reserves and of the future net revenues therefrom are based upon a number of variable factors and assumptions, such as historical production from the subject properties compared with production from other producing properties, the assumed effects of regulation by governmental agencies and assumptions concerning future oil and gas prices and future operating costs, severance and excise taxes, development costs, work-over and remedial costs, all of which may in fact vary considerably from actual results. All such estimates are to some degree speculative, and classifications of reserves are only attempts to define the degree of speculation involved. For these reasons, estimates of the economically recoverable reserves of oil and gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net revenues expected therefrom, prepared by different engineers or by the same engineers at different times, may vary substantially. Daleco emphasizes that the actual production, revenues, severance and excise taxes, development expenditures and operating expenditures with respect to its reserves will likely vary from such estimates, and such variances may be material.

         The present values shown above should not be construed as the current market value of the estimated oil and gas reserves attributable to Daleco's properties. In accordance with applicable requirements of the Securities and Exchange Commission, the estimated discounted future net revenues from proved reserves are based, generally, on prices and costs as of the date of the estimate, whereas actual future prices and costs may be materially higher or lower. Actual future net revenues also will be affected by factors such as actual production, supply and demand for oil and gas, curtailments or increases in consumption by gas purchasers, changes in governmental regulations or taxation, the impact of inflation on costs, general and administrative costs and interest expense. The timing of actual future net revenues from proved reserves, and thus their actual present value, will be affected by the timing of the incurrence of expenses in connection with development of oil and gas properties. In addition, the ten percent (10%) discount factor, which is required by the Commission to be used to calculate discounted future net revenues for reporting purposes, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the oil and gas industry. Discounted future net revenues, no matter what discount rate is used are materially affected by assumptions as to the timing of future production and future expenses which may and often do prove to be inaccurate.

Reserves Reported To Other Agencies

         There were no estimates or reserve reports of Daleco's proved domestic net oil or gas reserves filed with any governmental authority or agency, other than the Securities and Exchange Commission, during the years ended September 30, 1999, September 30, 2000, September 30, 2001 or September 30, 2002.


Delivery Commitment

         Daleco is not obligated to provide a fixed and determinable quantity of oil and gas in the future under existing contracts or agreements.


Marketing And Production:  Mineral Properties And Timer

         Clean Age Minerals Incorporated Interests

         The reserves of the mineral deposits owed by Clean Age Minerals Incorporated, Daleco's wholly owned subsidiary, were evaluated and estimated by Leroy E. Kissinger, an independent professional geologist and are outlined below:

             State                Mineral                   Inferred Tonnage
             ---------------      --------------------      ----------------

             Texas                Zeolite                      1,000,000,000
             Utah                 Zeolite                        500,000,000
             New Mexico           Calcium Carbonate            1,300,000,000
             New Mexico           Kaolin                         200,000,000
             New Mexico           Perlite                                  0(1)
                                                               -------------

                                                               3,000,000,000

----------
(1) Title to the properties on which CA Properties has its 17 perlite mining claims has been placed in question. At this time, the Company has not renewed its claims and plans to replace/substitute the dropped claims with other claims.

         Sustainable Forest Industries Interests:

         Mining Activity
         ---------------

         Marketing
         ---------

         Effective September 29, 1995, Daleco acquired all of the outstanding shares of Sustainable Forest Industries, Inc., a privately held Delaware company. Sustainable Forest Industries, Inc. owns the rights to two (2) tropical hardwood concessions in Guyana, South America. The rights to the initial concession, which encompasses 1,800 acres was acquired in September, 1995. The concession was inventoried and assessed by an independent consultant, CESO International Services (CIS), a Canadian government affiliated entity which provides advisory services to developing countries. Based on this assessment, the commercial quantity of merchantable logs is 25,497 units or approximately 14,233,200 board feet equivalents. The market value of the wood in rough cut form, is estimated at roughly $5,692,000. Sustainable Forest Industries, Inc. acquired the second hardwood concession in November, 1995 encompassing an additional 4,200 acres. Based on the inventory and assessment of CIS, the commercial quantity of merchantable logs available on that concession is 65,546 units, yielding approximately 33,671,300 board feet equivalents. The market value of the wood is a rough cut form is estimated at $12,671,000. The combined estimated appraisal value of the hardwoods available on Daleco's two Guyana timber concessions is roughly $18,363,000.

         In consideration for all of the capital stock of Sustainable Forest Industries, Inc., Daleco issued 150,000 shares of its Common Stock, and warrants to purchase 50,000 shares of Common Stock at a price of $2.50 per share. The warrants expired on September 30, 2000. Under the Agreement, Daleco has the option to acquire additional hardwood timber rights in Guyana.

         Harvesting:

         The Company uses day labor to harvest its concessions. Presently, it is equally cost effective to acquire the needed materials both through the use of day labor harvesting the Company's concessions and purchasing timber harvested from other concessions This process may change depending on the orders the Company receives for its wood produces.

         Marketing:

         The principal responsibility for the marketing of the Company's timber and timber products is covered by the Company's agreement with Sumitomo Corporation of America. (See: Marketing Agreement below). The Company is also actively engaged in marketing selective products through trade shows and response to requests for bids and other solicitations.

         Other Mineral Interests

         Mexico

         Daleco owns twenty-five percent (25%) of the issued shares of Minera La Yesca, a Mexican mining corporation which presently has no assets. Minera La Yesca previously owned the Pinabete Silver Mine in the State of Nayarit, Mexico. Daleco has no plans to invest or loan further funds to Minera La Yesca.

Marketing Agreement

         Effective November 16, 2001, Daleco entered into a Master Distribution and Marketing Agreement with Sumitomo Corporation of America. The marketing agreement covers Daleco's mineral interests, timber interests, and products covered by Clean Age Minerals Incorporated's Patent. The marketing agreement establishes a "Territory" consisting of the United States, Canada, Mexico and Japan (Japan is not included in the Territory for Kaolin), in which Sumitomo Corporation of America has the exclusive rights to market and distribute the minerals, timber and Clean Age Minerals Incorporated's patented products. The marketing agreement has an initial term of ten (10) years with automatic successive renewal periods of twenty (20) years, unless the marketing agreement is otherwise terminated in accordance with its provisions.

         Under the marketing agreement, Daleco will have the responsibility to mine, cut and/or manufacture Clean Age Minerals Incorporated's patented products and Sustainable Forest's timber. Daleco will work with Sumitomo Corporation of America in the development of markets and marketing materials. Sumitomo Corporation of America has the principal duty and obligation to diligently market the minerals, timbers and Clean Age Minerals Incorporated's patented products.

         The marketing agreement provides for a sharing of "profits", after recovery of certain costs associated with the mining, cutting, production and marketing.

         The marketing agreement does provide for certain termination costs to be paid by Daleco should Daleco sell the minerals without the purchaser assuming the marketing agreement or a change in control of Daleco with the resultant rejection of the marketing agreement.

         We believe that the marketing agreement will allow Daleco to take advantage of Sumitomo Corporation of America's extensive marketing and sales expertise, and is viewed to be highly beneficial to the future success of Daleco.

Government Regulations

         Oil And Gas

         In most, if not all, areas where Daleco conducts activities, there are statutory provisions regulating oil and gas operations. These provisions allow administrative agencies to promulgate regulations in connection with the development, production and sale of oil and gas, and to establish allowable rates of production.

         Daleco's activities also are subject to laws and regulations relating to environmental quality and pollution control. Although the cost of compliance with such legislation and regulations has not been material to date, such laws and regulations may substantially increase the cost of carrying on these activities and may prevent or delay the commencement or continuance of a given operation. Daleco believes that such legislation and regulations have had no material adverse effect on its present method of operations. In the future, federal, state and local environmental controls may require Daleco to make significant expenditures, but neither the probability nor the magnitude of the expenditures, if any, can be predicted.

         The discharge of oil, gas or the by-products of drilling, reworking and producing oil and gas into the air, soil or water may give rise to liabilities for the restoration of the environment and to third parties. A variety of federal and state laws and regulations govern the environmental aspects of the production, transportation and processing of hydrocarbons and may, in addition to other laws and regulations, imposed liability in the event of a discharge or seepage (whether or not accidental). Compliance with such laws and regulations may increase the cost of the exploration, production and development of oil and gas reserves although Daleco does not currently anticipate that compliance will have a material adverse effect on the ability of Daleco to continue in the exploration, development or production of its existing reserves and the development and/or acquisition of new reserves.

         Daleco does not believe that the environmental risks are materially different from those of comparable companies in the oil and gas industry. Daleco believes that it is in substantial compliance with all existing rules and regulations. No assurance can be given, however, that environmental laws will not, in the future, result in more onerous regulations causing an market increase in the cost of production, development and exploration or otherwise adversely affect Daleco's operations or financial ability to maintain its existing reserves. Although Daleco maintains insurance coverage for certain liabilities, to include insurance to cover specific environmental risks, such as seepage or discharge, such environmental risks are not fully insurable.

         Mineral Interests

         Daleco's activities are subject to Federal and state laws and regulations relating to environmental quality and pollution control as well as safety rules as prescribed by Occupational Safety and Health Association. At present, Daleco does not intend to engage in mining activities of its own, but rather retain the services of outside contractors to carry out such activities. Daleco believes that such practices will result in substantial savings in the future. Daleco's contract miner for its calcium carbonate deposits in New Mexico has obtained mining permits covering a portion of the property.

         Timber Interests

         Daleco is not directly engaged in actual harvesting operations on its concession in Guyana, South America, but utilizes local contractors and harvesting partners. As such it is not directly subject to rules and/or regulations governing such activities. Sustainable Forest Industries harvesting plan for its concessions has been approved by the Forest Department of Guyana as a plan to promote the environmentally safe harvesting of trees.

Transportation And Marketing

         Oil And Gas

         The sale and transportation of natural gas in the interstate market is regulated by the Federal Energy Regulatory Commission under the Natural Gas Policy Act of 1983 and the Natural Gas Act of 1938. The Natural Gas Wellhead Decontrol Act of 1989 eliminated all gas price regulation effective January 1, 1993. As a result of FERC, Order 636, pertaining to the restructuring of the interstate transportation of natural gas pipelines are as a result of FERC required to provide producers service on a non-discriminatory "open access" basis, although there are provisions which allow certain categories of gas to gain preference over others. Currently the majority of Daleco's gas is sold to interstate carriers. Daleco has experienced no difficulty in moving or selling its gas.

         Pipelines

         In connection with the completion and production of its oil and gas properties, Daleco has either constructed or participated in the construction of gas-gathering lines. These gathering lines carry natural gas from the wellhead to gas transmission systems through which Daleco's gas is being transported to the purchaser. Daleco is not a regulated interstate carrier of natural gas and as such it is not a regulated pipeline under the National Gas Policy Act of 1983 or the National Gas Act of 1938. For such gas gathering services, Daleco may receive an allowance from the first purchaser of its gas.

         Mineral Interests

         All of Daleco's mineral deposits are serviced by all weather paved or unpaved roads. The Marfa property, Marfa, Texas, is adjacent to a railroad line which can be utilized to transport minerals to market. The Oro Grande deposit is in close proximity to a railroad siding junction. The Utah zeolite and New Mexico Kaolin deposits also have access to rail lines but will require over-land transport prior to rail transport. Effective November 16, 2001, Daleco entered into a Marketing Agreement with Sumitomo Corporation of America. Under this agreement, Daleco has formed a joint venture with Sumitomo Corporation of America for the marketing of the Daleco's minerals and timber.

         Timber Interests

         The transportation of Daleco's Guyana woods is primarily by sea to a port closest to the buyer. Daleco primarily ships FOB Georgetown, Guyana. Marketing of Daleco's woods is done through Daleco's offices, by the president of SFI and over Daleco's Natural Resource Exchange. Effective November 16, 2001, Daleco entered into a Marketing Agreement with Sumitomo Corporation of America. Under this agreement, Daleco has formed a joint venture with Sumitomo Corporation of America for the marketing of Daleco's minerals and timber.

Partnerships

         Deven Resources, Inc. has sponsored three partnerships, Deerlick Creek Partners I, L.P. formed on August 30, 1991, Developing Energy Partners I, L.P. formed on October 1, 1993 and Deerlick Royalty Partners, formed April, 1993. Deerlick Creek, Developing Energy and Deerlick Royalty Partners have conducted business as separate limited partnerships with Daleco's wholly-owned subsidiary, Deven Resources, Inc., acting as managing general partner. As managing general partner, Deven Resources, Inc. is subject to full liability for the obligations of the partnerships although it is entitled to indemnification by each program to the extent of the assets of the that partnership. Since "drilling programs" constitute a "security" under the Securities Act of 1933, Deven Resources, Inc. is also subject to potential liability for failure to comply with applicable federal and state securities laws and regulations.

         Each of the drilling programs (Deerlick Creek and Developing Energy) were structured on a "payout basis" with Deven Resources, Inc. receiving a 1% interest in all profits and losses before payout and an increased percentage of the profits and losses of the partnership after payout. Deerlick Royalty Partners structured on a carried participation basis.

         Deerlick Creek Partners I, L.P.

         Deerlick Creek Partners' only asset was its undivided interests in 54 coal bed methane wells in Tuscaloosa County, Alabama, otherwise known as Deerlick Creek Field. The partnership's interests in the Deerlick Creek Field were sold on December 7, 1999, effective as of September 1, 1999. Payout occurred in the year 1999. Since the Deerlick Creek Field was the only asset of Deerlick Creek Partners and the partnership was wound up as of December 31, 1999.

         Developing Energy Partners I, L.P.

         Developing Energy Partners I, L.P. owned interests in a variety of properties located in the States of West Virginia, New Mexico and the Commonwealth of Pennsylvania. Under the structure of the Developing Energy partnership agreement, payout occurs in two tiers. Until the first tier payout, Deven Resources, Inc. receives only 1% of the profits and losses of the partnership. Since the Partnership never achieved payout, Deven Resources, Inc.'s interest remained at 1% throughout the life of the Partnership. In the first five (5) years of the Partnership, Deven Resources, Inc. received a management fee of $200,000 per annum for its services as general partner. Commencing on the fifth anniversary of the Partnership, the management fee dropped to 3% of the value of the Partnership's assets which amounted to $200,000 per year. The Partnership sold all its assets effective January 1, 2001 and was wound up prior to December 31, 2001.

         Deerlick Royalty Partners, L.P.

         Deerlick Royalty Partners, L.P. is a Delaware limited partnership for which Deven Resources serves as the general partner. Deerlick Royalty Partners owns overriding royalty interests covering 2,043 gross acres in the Deerlick Creek coalbed methane field, Tuscaloosa County, Alabama.

Acquisitions

         Clean Age Minerals Incorporated

         Clean Age Minerals Incorporated, a Nevada corporation, was acquired by Daleco through a merger with Daleco's newly formed subsidiary, Strategic Minerals, Inc., a Nevada corporation. On September 19, 2000 Strategic Minerals, Inc. was the surviving corporation which subsequently changed its name to Clean Age Minerals Incorporated. The Shareholders of Clean Age Minerals Incorporated received 2,001,800 shares of Daleco Resources Corporation Series B, 8% Cumulative Convertible Preferred Stock, stated value $10.00, par value $0.01, in exchange for 20,018,000 shares of Clean Age Minerals Incorporated Common Stock constituting all of the capital stock of Clean Age Minerals Incorporated. In March, 2002, Strategic Minerals, Inc. changed its name to Clean Age Minerals Incorporated. Clean Age Minerals Incorporated, through its subsidiaries CA Properties, Inc. owns in fee and leasehold interests in non-metallic minerals in the States of Texas, New Mexico and Utah. As part of the merger, Daleco acquired a patented process utilizing many of the minerals owned or under lease to Daleco, for the cleansing, remediation and decontamination of air, water and soils.

         Daleco's 16/6, Inc.

         Effective July 7, 2001, Daleco acquired 16/6, Inc., a software development firm 16/6 has applied for a patent on its I(2) technology (Patent Pending No. 09/659641). The I(2) technology covers the ability to extract certain text documentation from existing published documents from the Internet and micro-payments thereof.

         Daleco acquired all of the outstanding capital stock of 16/6, Inc. in exchange for 1,000,000 shares of common stock of Daleco.

Stock Purchase Agreements:

         Terra Silex Agreement

         On September 20, 2001, Daleco entered into a Stock Purchase Agreement with Terra Silex Holdings, LLC pursuant to which Daleco agreed to sell Terra Silex up to 1,800,000 shares of common stock at a price of $1.25 per share. At the time of the Terra Silex Agreement, the market price of Daleco's Common Stock was $1.05.

         The Terra Silex Agreement provided for the purchase of the common stock in three (3) tranches. At closing, Terra Silex acquired 400,00 shares. The second tranche was to have closed within sixty (60) days, subject to Terra Silex's satisfactory completion of its due diligence however, Terra Silex requested an extension. The second tranche for 400,000 shares did close on November 20, 2001. The third tranche was to have closed within 60 days of the closing of the second tranche. On February 15, 2002, Terra Silex advised the Company that it would not fund the third tranche. As such, the warrant to which Terra Silex was entitled under its stock purchase agreement was capped at 250,000 shares. This warrant has an exercise price of $1.25 per share and expires on December 31, 2006. Terra Silex has not exercised its warrant either in whole or in part.

         Sumitomo Corporation Of America Securities Purchase Agreement

         Effective, November 16, 2001, Daleco entered into a Stock Purchase Agreement with Sumitomo Corporation of America. The Sumitomo Corporation of America Securities Purchase Agreement provided for the purchase of 640,000 shares of Daleco's common stock at a price of $1.25 per share. The Sumitomo Corporation of America Securities Purchase Agreement also granted Sumitomo Corporation of America 1,700,000 warrants, at exercise prices ranging from $2.00 per share for the first 850,000 shares, $2.50 per share for the next 510,000 shares and $3.00 per share for the remaining 340,000 shares.

         The Sumitomo Corporation of America Securities Purchase Agreement provides for Sumitomo Corporation of America to nominate one person to serve as a director of Daleco and also to have an "observer" present at the meetings of the Board of Directors. At such time as Sumitomo Corporation of America has acquired at least 1,500,000 shares under the Securities Purchase Agreement through the exercise of its warrants plus the additional acquisition (640,000 original purchase shares plus 860,000 warrant shares), the observer shall be nominated to serve as a director of Daleco.

         Marketing Agreement

         Also on November 16, 2001, Daleco entered into a Master Distribution and Marketing Agreement with Sumitomo Corporation of America. Under the Marketing Agreement, Sumitomo Corporation of America received warrants for 540,000 shares. These warrants have a five (5) year term and have an exercise price of $2.00 per share for the first 108,000 shares, $2.50 per share for the next 162,000 shares and $3.00 per share for the remaining 270,000 shares. Sumitomo Corporation of America has not exercised any of its warrants.

Patents

         C.A. Series

         Clean Age Minerals Incorporated is the owner of U.S. Patent No. 5,387,738, upon which an engineered product is based which utilizes all naturally occurring non-hazardous minerals for the remediation of sites contaminated with hazardous and/or toxic materials. Typically, the remediation of these sites is necessary in order to meet quality control regulation for air, land and water enforced by the Environmental Protection Agency and various other state and Federal environmental regulatory agencies. The patented engineered products are marketed by Clean Age Minerals Incorporated under the trademark of the CA Series. Each of these engineered environmental products is designed for specific project site requirements based on the nature of the on-site contaminant, the size of the project and specific treatment requirements.

         The CA Series have been proven effective, through the use of a catalytically enhanced chemical exchange process in permanently changing many hazardous metals to a non-hazardous state and through molecular sieve and/or absorption processes in removing ("site remediation") many hazardous hydrocarbon and nitrate contaminants.

         The processing of contaminate materials using the patented CA Series technology is designed as an on-site operation. Internal studies have shown that because the CA Series of engineered products are designed to be used at the remediation project site, substantial cost savings can be generated as compared to other remediation methods requiring extraction, removal and incineration. The on-side use of CA engineered products can provide a complete and permanent environmental cleanup of the hazardous materials in that the "treated" materials are converted into non-hazardous permanently on-leachable substances which can remain in place. Through laboratory and field tests, the CA Series engineered products have been proved to be effective in remediating contamination caused by hydrocarbons and petroleum products, chemicals as well as toxic metallic compounds in rendering the toxic and hazardous materials to a permanently non-toxic and non-hazardous stage. The Master Distribution and Marketing Agreement with Sumitomo Corporation of America also covers the CA Series Technology.

         I(2) Patent Pending

         16/6, Inc. has applied for a patent to cover its technology to extract certain text documentation from existing published documents from the Internet and micro payments therefore. The Company originally acquired 16/6, Inc. and the I(2) Patent Pending to assist in the development of its Natural Resources Exchange. At present, the Company is not developing its Natural Resources Exchange.

Employees

         At September 30, 2002, Daleco had six full-time employees. Daleco employs the services of consulting geologists and engineers, as well as those of nonaffiliated operating companies which conduct the actual field operations, mining and timber harvesting. The Company operates nine (9) wells in the State of West Virginia from its Pennsylvania office utilizing contract pumpers to perform actual field operations. The Company's non-operated wells are monitored primarily out of Daleco's Pennsylvania office. The Company's mineral leases, fee interest and claims are operated by contract mining entities and are monitored by both its Pennsylvania office, and by the President of Clean Age Minerals Incorporated who resides in New Mexico. The Company's timber operations are operated by contract harvesters and mills and are monitored and overseen by both its Pennsylvania office and by the President of Sustainable Forest Industries who resides in Long Island, New York. Daleco employs independent consultants regarding the development of its mineral and timber properties. Daleco considers its relations with its consultants to be satisfactory.

ITEM 2: DESCRIPTION OF PROPERTY
-------------------------------

Oil and Gas Interests

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

         A description of Daleco's Oil and Gas Interests by state follows:

                  Texas

         Daleco has engaged Netherland, Sewell & Associates, Inc. of Dallas, Texas, an unaffiliated company, to act as the contract operator of its oil and gas properties, thereby negating the necessity to maintain a staff of operating personnel. Effective October 1, 1999, with the consent of Heller Financial, Inc., now GE Capital ("Heller"), Westland became the operator of record of the Company's properties in Texas now owned by Tri-Coastal Energy L.P. ("Texas Properties"). At the suggestion and request of Heller, Tri-Coastal Energy, Inc. has retained the petroleum engineering and consulting firm of Netherland & Sewell to assist Daleco to realize a maximization of the value of the Texas Properties. Daleco expects to continue employing contract operators and/or consultants until the size of its operations justifies hiring the necessary staff.

                           Austin Chalk Trend

         The Texas Properties are located in the Austin Chalk Trend. The Austin Chalk trend consists of the Austin Chalk, Buda, Georgetown and Edwards formations, extends for approximately 300 miles in length and 50 miles across, and encountered at depths of 5,500 to 18,000 feet. These reservoirs are generally of low permeability, and significant oil and gas production is generally obtained only by intersecting vertical fractures within the carbonate rocks. Historically, these formations were considered to be economically marginal except in areas where the rocks were highly fractured. In later years, stimulation by mechanical fracturing of the rock resulted in increasing hydrocarbon recoveries and extensive development of the trend. Recent developments using horizontal drilling techniques allow the wellbore to intersect, if present, a series of vertical fracture systems instead of a single one, thus resulting in higher rates of production and recoverable reserves, at the cost of a more expensive drilling effort. Whether an individual well will be economic, even if horizontally drilled, depends largely upon intersecting fractured portions of the formation, which cannot be predicted. Certain locales appear to contain more fracturing than others, and Daleco believes that its Texas leases are located in areas of better fracturing. It is not unusual for an individual well to produce as much as forty percent (40%) of the primary recoverable reserves during the first two years of production and the remainder over a period of ten to fifteen years. As a result of the Heller Financing, Daleco stimulated seven (7) existing vertical chalk wells and drilled three (3) laterals in its existing horizontal wells. Daleco's plan to drill as many as twenty (20) new horizontal laterals was delayed due to persistent depressed oil and gas prices in fiscal 1998 -1999. Heller advised Daleco that it did not desire to advance further capital in the redemption of any additional wells. As such, Daleco's planned development of these additional wells has been suspended indefinitely. Because maximum production levels are currently regulated by government in the portion of Texas in which Daleco has its leases, wells which penetrate a highly fractured system may be subject to production curtailments.

                  West Virginia And Pennsylvania

                           Appalachian Basin

         The Company's hydrocarbon production in the states of West Virginia and the Commonwealth of Pennsylvania were from wells completed in methane coal seems and in traditional producing zones such as the Oriskany and Medina formations of the Appalachian Basin's Upper Devonian Section. Through its ownership in and management of its Developing Energy Partners I, L.P., Partnership (Developing Energy), Daleco had an undivided interest in 50 producing coal bed methane wells in the Blacklick Creek CBM Project located in Indiana County of Central Pennsylvania. These wells produced from multiple coal seams ranging in depth from 600 feet to 1,200 feet. The Blacklick Creek project holds approximately 15,000 acres. Daleco, through its partnership, controlled a 40% working interest in the project. These wells were sold to the owner of the remaining 60% working interest on September 28, 2001, with an effective date of January 1, 2001.

         In addition, Developing Energy owned varying interests ranging from 20% to 100% in forty (40) conventional Upper Devonian producing wells ranging in depth from approximately 6,000 feet to 10,000 feet. Fourteen (14) of these wells were located in western and central Pennsylvania and held approximately 18,983 gross acres. The remaining twenty-six (26) wells were located in northern and central West Virginia and held approximately 7,302 acres. The primary product produced from these Upper Devonian wells is natural gas. The gas production is sold at market sensitive prices which have historically benefited from the premiums paid for Appalachian gas supplies due to their proximity to the end user market. These wells and their associated gas gathering systems were operated by Daleco's subsidiary, DRI Operating Company, Inc. DRI Operating Company, Inc. was also under contract to conduct field operations relating to the Blacklick Creek coalbed methane wells. All operations were controlled from Daleco's Pennsylvania office. To assist in its operations, DRI Operating Company, Inc. employed contract pumpers in the vicinity of the specific wells to perform normal well tending and field maintenance duties.

         As a result of the exchange of working interests between DRI Operating Company, Inc. and the purchaser of Developing Energy's Upper Devonian wells in West Virginia and Pennsylvania, DRI Operating Company, Inc. now has a working interest in 9 wells in West Virginia for which it acts as the operator.

         The Company's acquisition and development philosophy in the Appalachian Basis is to acquire producing properties with exploitation potential, either individually or in conjunction with its managed partnerships. In addition to increasing its reserves through direct property acquisitions, Daleco actively seeks out and evaluates the potential acquisition of other oil and gas companies and partnerships. At present, the Company has no present intent to acquire any additional Appalachian wells, although the Company would not negate the acquisition of additional properties should the right opportunity present itself.

                  Alabama

                           Black Warrior Basin

         Through its interest in Deerlick Creek Partners, L.P., the Company had a non-operating 50% working interest in 57 coal bed methane wells in Tuscaloosa County, Alabama. The Deerlick Creek Properties were sold December 7, 1999, as of September 1, 1999, for $1,424,298.49. Of this amount, Deven Resources, Inc. realized $22,871.03, after settlement of all outstanding obligations secured by DRI Operating Company, Inc.'s interest in these properties. Deerlick Royalty Partners, a Delaware limited partnership for which Deven acts as the general partner, continues to own an overriding royalty interest in the Deerlick Creek Field, Tuscaloosa County, Alabama.

                  Oklahoma And Kansas

         In December, 1999, Daleco sold all of its operating properties located in the State of Kansas and a large portion of its wells in Oklahoma. As of July 1, 2002, Daleco sold all of its properties in Potontoc County, Oklahoma consisting of 11 gross wells. Daleco retains partial non-operating interests in 64 active wells in Oklahoma.

Operating Hazards And Uninsured Risks

         Daleco's oil and gas operations are subject to all of the risks normally incident to the exploration for and production of oil and gas, including mechanical failures, blow-outs, cratering, pollution and fires, each of which could result in damage to or destruction of oil and gas wells or production facilities or damage to persons and property. While Daleco maintains a $4,000,000 all risks liability policy in amounts which it believes are adequate, the insurance may not cover all potential operational risks. The occurrence of a significant event not fully insured against could have a material adverse effect Daleco's financial position. Presently, Daleco has no present intentions to conduct any exploratory or developmental drilling. Daleco will continue to conduct its normal day-to-day activities as operator of its wells. All of Daleco's wells in Texas and Oklahoma are operated by third parties.

Title To Oil And Gas Properties

         Daleco's interests in producing and non-producing acreage are in the form of direct or indirect interests in leases, as well as reversionary interests through its sponsored partnerships. Each of its properties are subject to customary royalty interests in amounts prevailing in the area in which the oil and gas lease is taken, overriding royalty interests, liens incident to operating agreements, liens for current taxes and other burdens and mineral encumbrances and restrictions. Daleco believes that none of these burdens materially interfere with the use of such properties in the operation of Daleco's business or the profitability of Daleco's investment therein.

         As is customary in the oil and gas industry, only a preliminary investigation of title is made at the time of acquisition of undeveloped properties. Detailed investigations are generally made, including, in most cases, receiving a title opinion of local counsel, prior to the commencement of drilling operations. A thorough examination of title was performed with respect to substantially all of Daleco's producing properties. Also, prior to the acquisition of properties, Daleco will and has received an opinion of title, satisfactory to counsel to Daleco, on a majority (in value) of the assets to be acquired. Daleco believes that it has defensible title to substantially all of its properties. As a result of the low prices for crude oil throughout most of Fiscal 1999, many of the Oklahoma and Kansas Properties became uneconomic to operate and were shut-in. With the return of higher crude oil prices, some of these wells have come back on line. Consistent with its agreement with Heller Financial, Daleco prepared these properties for sale, however, a satisfactory offer was not received. Heller remains desirous of selling those properties assuming receipt of the right price.

Mineral Interests

         Definitions:

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

         Clean Age Minerals Incorporated Interests

         Through its wholly owned subsidiary, Clean Age Minerals Incorporated, Daleco owns substantial leases and mining claims to proven non-metallic minerals located in the States of Texas, New Mexico and Utah. Titles and rights in the properties are held by CA Properties, Inc., a subsidiary of Clean Age Minerals Incorporated.

         A description of the Company's Mineral Interests by state follows:

                  Texas

                           Marfa Zeolite

         CA Properties, Inc. owns a 5,200 acre(+/-) lease containing high grade Zeolite, located approximately 40 miles south of Marfa, Presidio County, Texas. The lease terms call for royalty payments of $3.00 per ton of Zeolite removed from the property with a minimum royalty of $30,000 per year. CA Properties, Inc. has the option to terminate the annual royalty payments by paying a lump sum of $400,000. CA Properties, Inc. also owns, in fee, approximately 100 acres of land containing Zeolite adjacent to the 5,200 acre lease. Funds provided by Sumitomo Corporation of America under the Master Distribution and Marketing Agreement (see Management's Discussion and Analysis, "SCOA SPA") have been allocated to pay the annual minimum royalty.

                  New Mexico

                           Oro Grande

         CA Properties, Inc. owns a lease covering 5,020 acres of a calcium carbonate deposits in the form of high grade Travertine, located in the Oro Grande area, Cibola County, New Mexico, some 40 miles southwest of Albuquerque, New Mexico. Included in the above are 1,660 acres of U.S. Government leases while the remainder are privately owned. The lease calls for royalty payments of $0.50 per ton or 4% of gross sales for material removed, whichever is the greater. Royalties on public lands call for $0.50 per ton or 3% of gross sales, whichever is the greater. The lease also requires a minimum royalty payment based on a CPI adjusted formula amounting to approximately $40,000 annually. Funds provided by Sumitomo Corporation of America under the Master Distribution and Marketing Agreement (see Management's Discussion and Analysis, "SCOA SPA") have been allocated to pay the annual minimum royalty.

                           Winston "C" Kaolin

         CA Properties, Inc. owns five mining claims, located in Sierra County, New Mexico, and covering 800 acres of Kaolin. The terms call for a royalty payment of 7% of net proceeds derived from mining operations.

                           Guadalupe Perlite

         Although CA Properties, Inc. owned 17 mining claims, located in Grant County, New Mexico containing some 1,360 acres of Perlite, the underlying rights to these properties have been challenged which has an adverse impact on Daleco's extraction rights. Daleco has not renewed these mining claims and intends to replace/substitute other properties for these holdings.

                  Utah

                           Beaver Zeolite

         CA Properties, Inc. owns 11 Zeolite mining claims covering approximately 220 acres located in Beaver County, Utah. The Zeolite in this deposit is also considered high grade.

Mining

         The Company is presently mining its calcium carbonate, kaolin and zeolite deposits through the use of contract miners. The mining of all of the Company's mineral deposits is exclusively conducted through the surface mining. The Company has no present plans to undertake mining of its mineral deposits directly.

Timber Interests

         Definitions:

         "Bd Ft", means Board Feet or Board Foot as a unit of measure commonly used within the timber and wood industry.

         "Net", as it applies to acreage, mining claims or wells refers to the sum of the fractional ownership interests owned by the Company in gross acres, mining claims or gross wells.

         Tropical Hardwood Concession

         Daleco, through its wholly-owned subsidiary, Sustainable Forest Industries, Inc., a Delaware company, owns two (2) timber concessions in Guyana, South America. These concessions encompass approximately 6,000 acres of tropical hardwoods. Sustainable Forest Industries, Inc. intends to harvest and market its wood through strategic alliances with its partners in Guyana and the United States. Sustainable Forest Industries, Inc. received its U.S. import certificate for tropical wood in July 1997, and has applied for its marketing trademark, HeartDex. Daleco provides accounting, administrative and financial services to support Sustainable Forest Industries, Inc.'s operations.

         Sustainable Forest Industries, Inc. has fulfilled all governmental requirements to maintain its holdings and, therefore, Daleco believes that it has good title to its two (2) hardwood timber concessions in Guyana. Due to the limited operations on these properties over the past several years, Daleco has amortized its entire investment in Guyana as of September 30, 2001. Sustainable is currently in negotiation with existing saw mills and other harvesters of timber in Guyana to establish a joint harvesting, milling and marketing of Sustainable's and these third parties woods.

         Presently, all harvesting conducted on SFI's concessions is done by contract personnel. Due to the availability of a large labor force in Guyana, the Company believes it is far more expedient, at present, to utilize contract labor to harvest its concessions rather than maintain a large labor force to perform the required harvesting.

ITEM 3: LEGAL PROCEEDINGS
-------------------------

         Southland Drilling Company, a Division of Triad Drilling Company v. Westlands Resources Corporation. Daleco Resources Corporation and Tri-Coastal Energy, L.P., Cause No. 98-34542, In the 270th Judicial District Court of Harris County, Texas. On or about July 21, 1998, Southland Drilling Company commenced a lawsuit against Daleco and its subsidiaries Westlands Resources Corporation and Tri-Coastal Energy, Inc. The lawsuit sought to recover the amount of $260,577.66 allegedly due and owing for work performed on the DRC GA #3 Well and the DRC VI #1 Well, Burleson County, Texas. Daleco settled this matter by the filing of a Joint Motion for Entry of Agreed Judgment on December 1, 2000. Under the terms of the agreement, Daleco is obligated to pay Southland Drilling Company $300,000. Daleco has given a judgment note in that amount to Southland Drilling Company. Daleco had 90 days from settlement in which to pay the note during which period Southland Drilling Company will forbear from taking any action. Daleco failed to pay the $300,000 within the allotted 90-day period. As part of the Terra Silex Agreement, Terra Silex acquired the Southland Drilling Company judgment from Southland Drilling Company and filed a release and satisfaction of the Southland Drilling Company judgment.

         Kane v. Daleco Resources Corp., et. al. On or about January 14, 2000, Stanley B. Kane, et. al. commenced an action in the Superior Court, Los Angeles, California to enforce their right to have Daleco repurchase 16,000 shares (stated value $50,000 purchase) of Series A, 10% Cumulative Preferred Stock. The Plaintiffs had the right to put the stock to Daleco on August 20, 1999, which they did. Although Daleco continued to pay quarterly interest on the Series A Preferred Stock, it did not redeem the shares due to its lack of liquidity. Also named in the suit were Mr. Dov Amir (at the time, a current officer and director of Daleco) and Mr. Louis Erlich (who was an officer and director of Daleco at the time of the issuance of the Series A Preferred Stock), who had given personal guaranties to the Plaintiffs.

         With regard to these personal guaranties, Mr. Amir satisfied his obligation under his guaranty to purchase one-half on 8,000 shares from the Plaintiffs. Daleco entered into Stipulation for the Entry of Final Judgment and Judgment thereon as to Daleco Resources Corporation, pursuant to which Daleco had until August 1, 2001 in which to redeem the remaining 8,000 shares for $400,000 plus accrued interest through the date of settlement at a rate of ten percent per annum. The Kanes have been granting Daleco an extension of the August 1, 2001 date on a month-to-month basis. The Kanes have been paid accrued and unpaid dividends on the Series A Preferred Stock through the quarter ending June 30, 2002. The Company is in arrears for the payment due September 30, 2002.

         Mr. Erlich has filed a Cross Complaint against Daleco for payment of his obligation under his guarantee.

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

         Developing Energy Partners I, L.P., for which Deven Resources, Inc. was the general partner, owned a 40% interest in BBC/DRI Blacklick Joint Venture. Belden & Blake Corporation owned the remaining 60% of the Joint Venture prior to September 28, 2001 at which time it acquired the 40% interest held by Developing Energy Partners, L.P. The pipeline and utilization of the easement by Belden & Blake Corporation which are the subject of this action are attributable to wells drilled on acreage under lease to the Joint Venture. Developing Energy Partners, L.P. went non-consent on the Belden & Blake Corporation Wells. Under the Joint Venture agreement, since Developing Energy Partners, L.P. went non-consent on the Belden & Blake Corporation Wells, Developing Energy Partners, L.P. had no responsibility or liability for any costs associated with the Belden & Blake Corporation Wells. Since the pipeline and easement usage across the lands of the Plaintiff was exclusively related to the Belden & Blake Corporation Wells, Developing Energy Partners, L.P. had no liability for the costs associated with this lawsuit. The relief sought by the lawsuit is to enjoin Belden & Blake Corporation from laying its lines across the Plaintiffs property and for damages to the surface of Plaintiffs property resulting from Belden & Blake Corporation's actions.

         Under the terms of the agreement covering the sale of Developing Energy Partners I, L.P.'s 40% interest in the Joint Venture, Beldon & Blake agreed to indemnify and hold Developing Energy Partners I, L.P. and its general partner, DRI, harmless from and against any and all damages and costs, if any, arising out of the McFadden litigation.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

         No matters were submitted to a vote of security holders in the fourth quarter of Fiscal Year 2002.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER'S MATTERS
-------------------------------------------------------------------------------

         The Company's Common Stock trades on the Over the Counter Market (Pink Sheets). The symbol for the Company's shares is DLOV. As of September 30, 2002, there were approximately 1,726 record owners of the Company's Common Stock.

         The range of the high and low bid prices, by quarters, for fiscal years 2002 and 2001, commencing with the first quarter of the fiscal year ended September 30, 2002 for the Company's Common Stock is as follows:

               MARKET PRICE OF, AND DIVIDENDS ON, THE REGISTRANT'S
                   COMMON EQUITY AND OTHER STOCKHOLDER MATTERS

         Our common stock is quoted on the OTC Bulletin Board under the symbol "DLOV." The following table shows the high and low closing bid prices for the fiscal quarters indicated. Daleco's fiscal year ends September 30.

                    2002                      High                       Low
                    First Quarter           $3.100                    $0.950
                    Second Quarter           2.450                     1.060
                    Third Quarter            1.110                     0.520
                    Fourth Quarter           0.600                     0.380

                    2001                      High                       Low
                    First Quarter           $1.750                    $0.500
                    Second Quarter           0.750                     0.150
                    Third Quarter            1.400                     0.375
                    Fourth Quarter           1.450                     0.850

                    2000                      High                       Low
                    First Quarter           $0.656                    $0.313
                    Second Quarter           0.875                     0.125
                    Third Quarter            0.688                     0.188
                    Fourth Quarter           0.547                     0.250

Holders Of Common Equity

         As of September 30, 2002, the current outstanding amount of shares of common stock was 20,187,238 with 1,726 shareholders of record.

Dividend Information

         To date, Daleco has never paid a dividend on its common stock. Daleco has no plans to pay any dividends on its common stock in the near future. Daleco intends to retain all earnings, if any, for the foreseeable future, for use in its business operations. Dividends have been paid on the Company's Series A preferred stock in cash and on its Series B Preferred Stock in shares of Common Stock at the time of coversion.

Section 16(a) Compliance

         Based solely upon a review of Form 3 and 4 during the fiscal year ending September 30, 2002, there were no late filing of reports by any party required to have filed same. Daleco received no Form 5s filed by any party.

Sales Of Unregistered Securities

         In July 2002, Daleco entered into the Equity Line of Credit Agreement where Daleco may, at its discretion, periodically issue and sell to Cornell Capital Partners, L.P. shares of common stock for a total purchase price of $10 million. The amount of each advance is subject to an aggregate maximum advance amount of $75,000 in any 5 trading-day period with up to 4 advances a month. Cornell Capital Partners, L.P. will purchase the shares of common stock for a 5% discount to the lowest daily weighted average price of our common stock for the 5 trading days immediately following the notice date. In addition, Cornell Capital Partners is entitled to retain 5% of each advance under the Equity Line of Credit, together with a one-time commitment fee of $390,000, which was paid by the issuance of 847,826 shares of our common stock. Cornell Capital Partners intends to sell any shares purchased under the Equity Line of Credit at the then prevailing market price. Additionally, Westrock Advisors, Inc. was paid a fee of 21,739 shares of Daleco's common stock, which is equal to $10,000 at a closing bid of $0.46 on July 23, 2002 for acting as the placement agent.

         In July 2002, Daleco entered into a Securities Purchase Agreement with Cornell Capital Partners, L.P., where Daleco shall issue and sell to Cornell up to Three Hundred Thousand Dollars ($300,000) of convertible debentures. These debentures are convertible into shares of common stock at a price equal to equal to the lesser of (a) an amount equal to one hundred twenty percent (120%) of the closing bid price of the common stock as of the closing date, or (b) an amount equal to eighty percent (80%) of the average lowest three closing bid prices of the common stock for the five trading days immediately preceding the conversion date. 120% of the Closing price would have been $.552 which would result in Cornell Capital receiving 610,652 shares. Should 80% of the price of the stock on the conversion date by less than $.552, then Cornell Capital would be entitled to more than 610,652 shares for the conversion of the debentures.

         Effective, November 16, 2001, Daleco entered into a Stock Purchase Agreement with Sumitomo Corporation of America. The Sumitomo Corporation of America Securities Purchase Agreement provided for the purchase of 640,000 shares of Company common stock at a price of $1.25 per share. The Sumitomo Corporation of America Securities Purchase Agreement also granted Sumitomo Corporation of America 1,700,000 warrants, at exercise prices ranging from $2.00 per share for the first 850,000 shares, $2.50 per share for the next 510,000 shares and $3.00 per share for the remaining 340,000 shares. The Sumitomo Corporation of America Securities Purchase Agreement provides for Sumitomo Corporation of America to nominate one person to serve as a director of Daleco and also to have an "observer" present at the meetings of the Board of Directors. At such time as Sumitomo Corporation of America has acquired at least 1,500,000 shares under the Securities Purchase Agreement through the exercise of its warrants plus the additional acquisition (640,000 original purchase shares plus 860,000 warrant shares), the observer shall be nominated to serve as a director of Daleco. Also on November 16, 2001, Daleco entered into a Master Distribution and Marketing Agreement with Sumitomo Corporation of America. Under the Marketing Agreement, Sumitomo Corporation of America received warrants for 540,000 shares. These warrants have a five (5) year term and have an exercise price of $2.00 per share for the first 108,000 shares, $2.50 per share for the next 162,000 shares and $3.00 per share for the remaining 270,000 shares.

         On September 20, 2001, Daleco entered into a Stock Purchase Agreement with Terra Silex Holdings, LLC pursuant to which Daleco agreed to sell Terra Silex up to 1,800,000 shares of common stock at a price of $1.25 per share. At the time of the Terra Silex Agreement, the market price of Daleco's common stock was $1.05. The Terra Silex Agreement provided for the purchase of the common stock in three (3) tranches. At closing, Terra Silex acquired 400,000 shares. The second tranche was to close within sixty (60) days, subject to Terra Silex's satisfactory completion of its due diligence. The second tranche for 400,000 shares closed on November 20, 2001. The third tranche for 1,000,000 shares was to have closed sixty (60) days after the second tranche closing, subject to Terra Silex's continued satisfactory due diligence. Terra Silex requested and was granted an extension until February 15, 2002 in which to exercise the third tranche. Terra Silex was also granted a warrant for 500,000 shares. The term of the warrant for five (5) years at an exercise price of $1.25 and is pro rated in amount should Terra Silex not fund all three tranches. On February 15, 2002, Terra Silex failed to exercise the third tranche. As such, Terra Silex's right to purchase additional shares under this Terra Silex Agreement terminated. The Terra Silex warrant is only vested as to 250,000 shares with the remaining 250,000 shares of the Terra Silex warrant having been forfeited as a result of Terra Silex's failure to fund the third tranche.

         On July 7, 2001, Daleco acquired 16/6, Inc., a Pennsylvania corporation. The acquisition was acquired through the exchange of 1,000,000 shares of common stock for all of the issued and outstanding shares of 16/6, Inc. 16/6, Inc. owns proprietary comparative analysis software and has a patent pending for the retrieval of materials off the Internet and micro-payments thereof.

         On September 19, 2000, Daleco acquired all of the outstanding capital stock of Clean Age Minerals Incorporated in exchange for 2,001,800 shares of Series B 8% Cumulative Convertible Preferred Stock stated value $10.00. The Series B preferred stock is convertible into common stock at a rate of 85% of the average closing price of Daleco's common stock for the 5 trading days immediately preceding the date of conversion but in no case for less than $1.25 per share.

         On September 11, 2000 the Board of Directors of Daleco granted options for 3,500,000 shares of common stock to three directors, one office and an employee of Daleco. Messrs., Amir, Novinskie officers and directors of Daleco were each awarded options for 1,000,000 shares. Ms. Spencer the Secretary of Daleco was granted an option for 250,000 shares and an employee, Mr. Payne, the Controller, was awarded an option for 250,000 Mr. Trainor, a director, was awarded options for 1,000,000. Mr. Trainor's options were transferred to his law firm in accordance with his firm's policies. Subsequently, Mr. Trainor's law firm assigned to him options for 500,000 of the 1,000,000 originally granted. The 3,500,000 options are exercisable at a price of $.25 per share which was above the fair market value of Daleco's stock at the time of issue. The options were granted for service and dedication to Daleco to the recipients who while not being currently paid or paid at a wage scale substantially below market continued to work for the benefit of Daleco and the shareholders. These options vested upon their grant.

         With respect to the sale of unregistered securities referenced above, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 (the "1933 Act"), and Regulation D promulgated under the 1933 Act. In each instance, the purchaser had access to sufficient information regarding Daleco so as to make an informed investment decision. More specifically, Daleco had a reasonable basis to believe that each purchaser was an "accredited investor" as defined in Regulation D of the 1933 Act and otherwise had the requisite sophistication to make an investment in Daleco's securities.

                            Description of Securities

         Pursuant to our certificate of incorporation, as amended February 28, 2002, we are authorized to issue 50,000,000 shares of common stock, par value $0.01 per share and 20,000,000 shares of preferred stock, par value of $0.01 per share. Below is a description of Daleco's outstanding securities, including common stock, preferred stock, options, warrants and debt.


Common Stock

         Each holder of our common stock is entitled to one vote for each share held of record. Holders of our common stock have no preemptive, subscription, conversion, or redemption rights. Upon liquidation, dissolution or winding-up, the holders of common stock are entitled to receive our net assets pro rata. Each holder of common stock is entitled to receive ratably any dividends declared by our board of directors out of funds legally available for the payment of dividends. We have not paid any dividends on our common stock and do not contemplate doing so in the foreseeable future. We anticipate that any earnings generated from operations will be used to finance our growth.

         As of the fiscal year ending September 30, 2002, Daleco had 20,187,238 shares of common stock outstanding.

Preferred Stock

         On February 28, 2002, we filed a certificate of amendment to our certificate of incorporation, authorizing us to issue 20,000,000 shares of preferred stock, par value $0.01 per share. As of September 30, 2002, we had 8,000 shares of Series A preferred stock and 375,000 shares of Series B preferred stock outstanding.

Series A 10% Cumulative Preferred Stock. The Series "A" Preferred stock has a stated face value of $50.00 per share and the holder is entitled to one vote per share. Daleco is required to redeem this stock from the holders for $400,000.

Series B 8% Cumulative Convertible Preferred Stock. The Series "B" Cumulative Convertible Preferred Stock has a face value of $10.00 per share with no voting power. This preferred stock can convert to common stock at 85% of the average of the 5 days before the date of conversion with a minimum amount of $1.25 per share.


Options And Warrants

         Options(1)

                                                                              2002              2001
                                                                        ----------------  ----------------
                    Outstanding and Exercisable at beginning of
                     period                                                    3,610,000         3,610,000
                    Canceled                                                         (--)              (--)
                    Granted(2)                                                 2,000,000                --

                    Exercised                                                         --                --
                    Outstanding and Exercisable(3) at end of
                     period                                              ---------------  ----------------
                                                                               5,610,000         3,610,000
                                                                         ===============  ================

(1) Daleco accounts for all stock-based compensation (options) in accordance with the Financial Accounting Standard Boards Statement of Financial Accounting Standards No. 123 (SFAS 123). SFAS 123 permits Daleco's use of the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25. Under SFAS 123, the fair value of stock options and compensation costs are measured as of the grant date.

(2) On November 16, 2001, Daleco entered into Key Man Employment Contracts with Mr. Dov Amir, Chairman of the Board of Directors and Chief Executive Officer of Daleco, Mr. Gary J. Novinskie, President and Chief Operating Officer of Daleco, and Mr. Robert E. Martin, a Director of Daleco and President of Clean Age Minerals, Inc. (previously Strategic Minerals, Inc.). Under the employment agreements, Messrs. Amir and Novinskie were granted options for 500,000 shares of common stock and Mr. Martin was granted options for 1,000,000 shares of common stock. All these options expire on the third anniversary of the vesting of the options or two years after the key man ceases to be an employee of Daleco. The exercise price for Mr. Martin's options are priced at $1.08 per share, 90% of the average closing price for the common stock for the five business days prior to October 1, 2001. The exercise price for Messrs. Amir's and Novinskie's options is 90% of the average closing price for the common stock at the close of business for the five trading days immediately preceding June 30, 2002. The exercise price was determined to be $0.526 per share Mr. Amir and Mr. Novinskie received a signing bonus under the Key Man Contracts of $50,000, $25,000 of which was to be paid in common stock on or before June 30, 2002, at a price equal to the average closing price for the common stock for the five business days preceding the date of issuance. Mr. Amir and Mr. Novinskie were each awarded 42,808 shares under this grant.

(3) Of the 5,610,000 options outstanding as of September 30, 2002, 5,110,000 were held by current officers, directors and employees of Daleco. The exercise price for the options held by insiders range from $0.25 per share to $2.19 per share.

(4) On November 12, 2002, 110,000 options awarded under the Company's Non-Qualified Stock Plan expired. These options had an exercise price of $2.19 per share.

         On September 11, 2000 the Board of Directors of Daleco granted options for 3,500,000 shares of common stock to three directors, one office and an employee of Daleco. Messrs., Amir, Novinskie officers and directors of Daleco were each awarded options for 1,000,000 shares. Ms. Spencer the Secretary of Daleco was granted an option for 250,000 shares and an employee, Mr. Payne, the Controller, was awarded an option for 250,000 Mr. Trainor, a director, was awarded options for 1,000,000. Mr. Trainor's options were transferred to his law firm in accordance with his firms policies. Subsequently, Mr. Trainor's law firm assigned to him options for 500,000 of the 1,000,000 originally granted. The 3,500,000 options are exercisable at a price of $.25 per share which was above the fair market value of Daleco's stock at the time of issue. The options were granted for service and dedication to Daleco to the recipients who while not being currently paid or paid at a wage scale substantially below market continued to work for the benefit of Daleco and the shareholders. These options vested upon their grant.

         Common Stock Warrants

Common Stock warrants outstanding at September 30, 2002, consist of the following:(1)

              Price Per Issuance          Expiration Date                        Amount                    Share
              ------------------          ---------------                        ------            -------------
              Financing Sources(2)        July 31, 2004                                                    $.55-
                                          November 20, 2005                     699,579                    $1.05
              Terra Silex Warrant(3)      December 31, 2006                     250,000                    $1.25
              SCOA Warrants(4)            November 15, 2006                   2,240,000            $2.00 - $3.00

(1) Common Stock Warrants Attached to Debenture. In connection with the issuance of the 8% convertible debentures in September 1996, a number of warrants were granted to the holders of the debentures, the agents, and subagents who placed the debenture. On June 8, 2002, warrants for 65,500 shares with an exercise price of $10.81 per share expired. Those warrants were issued as part of Daleco's issuance of 8% convertible debentures in 1996. With the expiration of these warrants, no warrants remain outstanding from the issuance of the 8% convertible debentures.

(2) Financing Sources. On July 21, 1998, a total of 263,638 warrants expiring on November 20, 2005 were granted to four persons who loaned Daleco a total of $145,000 in July 1998. The warrants may be exercised at any time before the expiration date at an exercise price of $0.55. On August 9, 2001, the expiration date for a total of 25,000 warrants was extended to August 10, 2002 for warrants previously granted (August 26, 1997) to Kane interests as consideration for extending the time period on the redemption of their remaining Class "A" Preferred Shares. The exercise price of the "Kane Warrants" at any time before the expiration date is $2.50. On November 28, 2001, a warrant for a total of 435,941 shares of common stock were granted to Sonata Investment Ltd (warrants for 395, 273 shares of common stock) and Standard Energy (warrants for 40,668 shares of common stock) as consideration for entering into the Loan Conversion Agreement dated August 1, 2001. The Loan Conversion Agreement extended the date by which Daleco had to satisfy its obligations to both Sonata Investment Company, Ltd. and Standard Energy Company and granted both Sonata and Standard the right to convert the debt into common stock of Daleco at such time as Daleco advised Sonata and Standard of its intent to satisfy Daleco's obligations to one or both entities. Sonata and Standard are affiliated entities. The exercise price was fixed at $1.05. The Sonata and Standard Warrants were to have expired August 1, 2002. However, Daleco agreed to extend the termination date of the Sonata and Standard Warrants until July 31, 2004 in exchange for Sonata's relinquishing its twenty percent (20%) interest in the net profits of Daleco's subsidiary Sustainable Forest Industries, Inc. These extensions have resulted in a $100,000 charge to the statement of loss.

(3) Terra Silex Warrant. Under a Stock Purchase Agreement dated September 11, 2001 by and among Daleco and Terra Silex Holding, LLC, Terra Silex was granted a warrant for 250,000 shares at an exercise price of $1.25. The Terra Silex Warrant expires on December 31, 2006.

(4) Sumitomo Warrants: Under a Stock Purchase Agreement by and among Sumitomo Corporation of America and Daleco dated as of November 16, 2001, Sumitomo Corporation of America was granted warrants for 1,700,000 shares of common stock with a five (5) year term at exercise prices ranging from $2.00 per share for the first 850,000 shares, $2.50 per share for the next 510,000 shares and $3.00 per share for the remaining 340,000 shares. Daleco and Sumitomo Corporation of America also entered into a Master Distribution and Marketing Agreement dated as of November 16, 2001 under which Sumitomo Corporation of America was granted warrants for 540,000 shares. These warrants have a five (5) year term and have an exercise price of $2.00 per share for the first 108,000 shares, $2.50 pen share for the next 162,000 shares and $3.00 per share for the remaining 270,000 shares.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
        OF OPERATIONS
        -------------

General

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

Sarbanes-Oxley Act

         On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 ("SOA"). The SOA is the first major revision to the securities laws since the enactment of the Securities Act of 1933 and the Securities and Exchange Act of 1934. The SAO, promulgated in large part in response to the collapse of Enron/Worldcom demise, covers a variety of measures all of which will not be covered here.

         The SOA is applicable to all publicly traded reporting companies no matter how small or large. The SOA provides for additional controls such as the chief executive officer's certificate regarding the accuracy of the Company's financial statements and providing for a criminal penalty for making a false statement to the certification by an executive officer that the financial statements do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which the statement were made, not misleading with respect to the period covered by the annual report. The certification also requires that the executive officer of the company certify that the financial statements and other materials presented in the annual report fairly present all material respects the financial condition, results of operations and cash flows of the Company as of and for the periods covered by the annual report. This requirement exceeds the previous requirement that the financial statements merely be presented in accordance with generally accepted accounting principles.

         The Company believes that it has historically provided its financials in this fashion, having separately reported and presented each segment of the Company's business for the past few years.

         The SOA also suggests but does not presently require that a "Disclosure Committee" be established. This committee would consider the materiality of information and determine disclosure obligations on a timely basis. This committee would, in essence, become the Company's "watchman" for public disclosures. The Company has not, as of the date of this annual report, established such a committee. The Company has only six employees, and three independent directors. All parties are intricately involved in the decision making processes at the Company and no disclosure or decision not to disclose information is made without the input of inside management, counsel and at least one, if not more, independent directors. At such time as the Company changes its method of operation and/or increases the number of employees, it will reconsider the creation of a "Disclosure Committee."

         Because the drafting and approval of all the Company's reports is a collective process, the suggestions of the SOA to establish Disclosure Committees, a Disclosure Controls Monitor, conduct internal drafting sessions, distribution of draft reports and dealing with internal trading policies are presently either not applicable or are already implemented, have been and are part of the Company's operating procedures.

         The SOA also provides for certain controls on auditors and the accounting industry. The Company only utilizes its auditors for auditing purposes. As such, the Company feels that it is and will be in full compliance with the final regulations promulgated by the Securities and Exchange Commission ("SEC") under the SOA.

         The SEC has acknowledged that a "one-size fits all"approach to establishing effective disclosure controls and procedures and has not prescribed any specific disclosure controls and procedures. Rather, the SEC expects "each company to develop a process that is consistent with its business and internal management and supervisory practice." The Company believes that it has fully complied with the intent of the SOA and Regulations promulgated by the SEC.

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

Fiscal 2002

         The fiscal year ended September 30, 2002, was marked by a number of events some of which were beyond the control of management. Effective September 20, 2001, the Company entered into a Stock Purchase Agreement with Terra Silex Holdings, LLC ("Terra Silex Agreement"). (See Item 4, Sales of Securities). The Terra Silex Agreement provides for the purchase of up to 1,800,000 shares in three (3) tranches at a cost of $1.25 per share. On September 20, 2001, Terra Silex funded the first tranche for Five Hundred Thousand Dollars $500,000 and received 400,000 shares. Out of the $500,000 allocated to the first tranche $350,000 went to the settlement of the Southland Litigation. Terra Silex executed the second tranche for $500,000 (400,000 shares) on November 17, 2001. Terra Silex, after requesting a one week extension for the funding of the third tranche notified the Company that it was electing not to fund the third tranche. Under the terms of the Terra Silex Agreement, the warrant granted to Terra Silex was capped at 250,000 shares as a result of its election not to fund the third tranche.

         On November 16, 2001, the Company entered into a Stock Purchase Agreement with Sumitomo Corporation of America ("SCOA") ("SCOA SPA") (See item 4, Sales of Securities). The Company also entered into a Master Marketing and Distribution Agreement with SCOA dated as of November 16, 2001.


         The Company does not record any significant deferred tax provisions, since it has a substantial loss carry-forward. The Company considers all of its operations to be fully integrated.

         Historically the Company has not included a provision for abandonment or restoration costs in its financial statements since the costs of abandonment of its wells have been offset by the salvage value of the related wells. With the acquisition of the CAMI properties, the Company may have to include provision for these types of expenditures once mining operations are commenced. At present, the laws of Guyana would not impose any remedial purposes for areas harvested by Sustainable Forest Industries. As of September 30, 2002 the Company believes that it has not incurred any environmental remediation costs of a consequential nature and makes no provisions therefore.

         Administrative expenses, exclusive of legal and other fees, for Fiscal 2002 were $861,422 as compared to $601,238 for Fiscal 2001. The increase is the direct result of incremental payroll and operating expenses associated with the Company's CAMI subsidiary. Other fee expenses for Fiscal 2002 amounted to $359,038 as compared to $408,206 in Fiscal 2001. On a combine basis, corporate expense increased by $210,016 or 20.9% on a year to year comparison.


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

         Throughout the fiscal year, additional funds were made available to the Company by its controlling shareholder, Mr. Amir in the form of unsecured loans (See, "Certain Relationships" and "Related Transactions".) At the end of Fiscal 2002, the amount owed to Mr. Amir was $835,703 (this amount includes principal and accrued and unpaid interest on notes of $722,366, plus accrued dividends and other expense reimbursement of $113,337). Additionally, the Company owed Mr. Erlich, a former officer and director of the Company $119,059 (which amount includes principal and accrued and unpaid interest). The Company remains indebted to four individuals from whom it borrowed $145,000 in July 1998, one of whom was Mr. Amir ("July 1998 Obligations"), Sonata Investment Company, Ltd, from whom it borrowed $250,000 in May 1997 ("Sonata Obligation") and $42,000 in August 2001. In each case the July 1998 Obligations and the Sonata Obligation are in default although none of the note holders has made a demand for payment. See Note 8 to the Financials attached.

         During the Fiscal year, $1,571,940 was recorded in depletion, depreciation and amortization costs. This charge is primarily attributable to normal amortization of the Company's Patent and technology right acquisition costs, depletion of the Company's oil and gas holding, and depreciation charges against fixtures and property assets

         The Company believes that its relations with trade creditors are good and foresees no immediate problems in deferring payments for a short time or making other necessary arrangements to meet its obligations.

Capital Expenditures
--------------------

         During Fiscal 2002, the Company and/or its related entities did not participated in the drilling of any new wells. The Company, through its related entities, participated in various reworking and repair operations on wells comprising its oil and gas holdings.

         Other than the payment of annual fees to maintain its concessions in Guyana and rentals on its mineral interests, the Company had no substantial capital expenditures for its Timber or mineral operations in Fiscal 2002.

Acquisitions:

         Clean Age Minerals Incorporated
         -------------------------------

         Effective, September 19, 2000, the Company acquired all the capital stock of Clean Age Minerals Incorporated, a Nevada corporation ("CAMI"), for 2,001,800 shares of Series B 8% Cumulative Convertible Preferred Stock of the Company ("Preferred Stock"). The acquisition was conducted as a Type A merger under Section 368 of the Internal Revenue Code between a newly formed subsidiary of the Company, Strategic Minerals, Inc., a Nevada corporation, and CAMI. After the merger, Strategic Minerals, Inc., the surviving corporation, changed its name to Clean Age Minerals Incorporated.

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

         Daleco's 16/6, Inc.

         Effective July 7, 2001, Daleco acquired 16/6, Inc., a software development firm 16/6 has applied for a patent on its I(2) technology (Patent Pending No. 09/659641). The I(2) technology covers the ability to extract certain text documentation from existing published documents from the Internet and micro-payments thereof.

         Daleco acquired all of the outstanding capital stock of 16/6, Inc. in exchange for 1,000,000 shares of common stock of Daleco.

Sale of Securities:

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

         The Terra Silex Agreement provides for the purchase of the Common Stock in three (3) tranches. At closing, Terra Silex acquired 400,00 shares. The second tranche was to close within sixty (60) days, subject to Terra Silex's satisfactory completion of its due diligence. The second tranche for another 400,000 shares closed on November 20, 2001. The third tranche for 1,000,000 shares was to have closed sixty (60) days after the second tranche closing, subject to Terra Silex's continued satisfactory due diligence. On February 18, 2002, Terra Silex notified the Company that it had elected not to fund the third tranche. As a result of this election, the warrant granted to Terra Silex was capped at 250,000 shares at an exercise price of $1.25 per share. Terra Silex was also limited to the nomination of one person to the Company's Board of Directors. Terra Silex was also granted a warrant for 500,000 shares. The term of the warrant for five (5) years at an exercise price of $1.25.

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

ITEM 7: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

         The following financial statements and schedules are included herein.

       Audited Financial Statements and Supplemental Financial Information
       -------------------------------------------------------------------

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

*    Notes to Consolidated Financial Statements

*    Auditors' Report on Supplemental Financial Information

*    Schedule V - Property, Plant and Equipment

* Schedule VI - Accumulated Depreciation, Depletion and Amortization of Property, Plant and Equipment

* Schedule X - Supplementary Income Information and Individual Expense Items in Miscellaneous Expense greater than $300,000

                             Other Supplemental Data
                             -----------------------

*    Estimated Net Quantities of Proven Oil and Gas Reserves

* Standardized Measure of Discounted Future Net Cash Flow from Estimated Production of Proved Oil and Gas Reserves

*    Summary of Changes in Standardized Measure of Discounted Future Net Cash
     Flows

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and
Stockholders of Daleco Resources Corporation


We have audited the accompanying consolidated balance sheets of Daleco Resources Corporation and subsidiaries as of September 30, 2002 and September 30, 2001, and the related consolidated statements of loss, shareholder's equity, and cash flows for each of the two years ended September 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Daleco Resources Corporation and subsidiaries as of September 30, 2002 and 2001, and the results of operations and its cash flows for each of the two years then ended September 30, 2002, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered significant recurring net losses, negative operating cash flow, and has uncertainly relative to full recoverability of its assets including Clean Age Minerals Incorporated acquisition ($20 Million), which raise some doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                                      /s/ Jay J. Shapiro
                                                     ---------------------------
                                                     Jay J. Shapiro, C.P.A.
                                                     A Professional Corporation

Encino, California
December 23, 2002

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2002 AND 2001
=============================================================================================================================
                                                                                                  2002                2001
 ASSETS
 Current Assets
         Cash Accounts                                                                          $492,939           $2,501,040
         C/Ds                                                                                    132,743               75,000
         Account receivables                                                                     848,488              310,936
         Jib Receivables                                                                           -----                -----
         Prepaid Mineral Royalties S/T (note 5c)                                                 240,150              409,642
         Other Current Assets                                                                      5,369               18,275
                                                                                              ----------           ----------
                               Total Current Assets                                           $1,719,688           $3,314,892
                                                                                              ----------           ----------
Other Assets
         Prepaid Mineral Royalties L/T  (note 5c)                                               $232,197               $-----
         Goodwill                                                                                813,357              813,357
         Accumulated Amortization Goodwill                                                     (813,357)            (813,357)
                  Net Goodwill                                                                     -----                -----
         Debt Placement Costs                                                                    584,815              584,815
         Accumulated Amortization                                                              (584,815)            (584,815)
                  Net Debt Placement Costs                                                         -----                -----
         Equity Placement Costs                                                                    -----                -----
         Accumulated Amortization Equity Costs                                                     -----                -----
                  Net Equity Placement                                                             -----                -----
         Other Assets                                                                              -----                -----
                                                      Total Other Assets                        $232,197               $-----
                                                                                                ========               ======
Fixed Assets
         Oil and Gas Properties (note 3)                                                     $12,607,950          $12,607,950
         Accumulated DD&A                                                                    (6,307,950)          (5,807,950)
                  Net Oil and Gas Property                                                     6,300,000            6,800,000
         Mineral Properties (note 5)                                                          12,609,100           12,609,100
         Accumulated DD&A                                                                          -----                -----
                  Net Mineral Property                                                        12,609,100           12,609,100
         Timber Properties (note 4)                                                            1,028,342            1,028,342
         Accumulated DD&A                                                                    (1,028,342)          (1,028,342)
                  Net Timber Property                                                              -----                -----
         Technology/Patent Rights (note 6)                                                     7,767,000            7,767,000
         Accumulated DD&A                                                                    (1,399,743)            (633,363)
                  Net Tech./Patent Rights                                                      6,367,257            7,133,637
         Property, Equipment, Furniture & Fixtures                                               514,749              485,648
         Accum. Depr (P, E, P &  P)                                                            (476,766)            (173,020)
                  Net (P, E, P & P)                                                               37,983              312,628
         Leasehold Improvements                                                                    -----                -----
         Accu. Amort. (Lease  Improvements)                                                        -----                -----
                  Net Lease Improvements                                                           -----                -----
                                                                                             -----------          -----------
                  Total Fixed Assets                                                         $25,314,340          $26,855,365
                                                                                             ===========          ===========
                  Total Assets                                                               $27,266,225          $30,170,257
                                                                                             ===========          ===========
                                  SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                                             -40-

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2002 AND 2001
=============================================================================================================================
                                                                                                  2002                2001
LIABILITIES
Current Liabilities
         Trade A/P                                                                              $784,520           $1,403,176
         Notes Payable (note 7)                                                                  142,543               45,000
         Note Due related Pty (note 8).                                                          698,196              633,489
         HFI Financing (note 10a)                                                              5,154,783            5,154,783
         Loans--1st Regional (note 10d)                                                          100,000              100,000
         CAMI Notes                                                                              514,881              514,881
         Sonata and Standard Energy  Financing (notes 7b and 10b)                                  -----              349,092
         Accrued Interest Expense (notes 10a and 10b)                                          1,974,261            2,188,226
         Accrued Dividend Expense (notes 11d)                                                  1,750,106            1,701,689
         Accrued Expense Reimbursements                                                           55,938               43,454
         Accrued Salary Expense                                                                  170,595              111,220
                                                 Total Current Liabilities                   $11,345,823          $12,245,010

Long Term Debt                                                                                  $300,000               $-----

         Total Long Term Debt                                                                   $300,000               $-----
         Total Liabilities                                                                   $11,645,823          $12,245,010
EQUITY
         Beginning Retained Earnings                                                       $(18,185,097)        $(16,674,186)
         Current Period Income/(loss)                                                        (3,511,493)          (1,470,911)
         Dividends Paid (Cash & Stock))                                                        (724,772)             (40,000)
         Add. Paid in Capital (See Note 11(d))                                                37,836,061           36,041,640
         Preferred Stock (note 11)                                                                 3,830               20,178
         Common Stock (note 11)                                                                  201,873               48,526

                                                 Total Equity                                $15,620,401          $17,925,247
                                                                                             -----------          -----------
                                                 Total Liabilities and Equity                $27,266,225          $30,170,257
                                                                                             ===========          ===========





                                  SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





                                                             -41-

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF LOSS
AS OF SEPTEMBER 30, 2002 AND 2001
=======================================================================================================================
                                                                            2002                 2001
Revenue
 Oil and Gas Sales                                                      $1,179,155           $3,644,442
 Net Profit Interest Receipts                                                -----                -----
 Royalty Receipts                                                           17,887               29,358
 Timber Sales                                                                -----                -----
 Mineral Sales                                                               -----                -----
                                                                             -----                -----
         Total Operating Income                                         $1,197,043           $3,673,800
                                                                        ----------           ----------
Interest Income                                                              -----                -----
Well Management                                                             68,445              264,339
Ptr. Management                                                              -----               52,078
Other Income                                                                 -----            2,234,722
                                                                             -----            ---------
         Total Other Income                                                $68,445           $2,551,139
                                                                           -------           ----------
         Total Income                                                   $1,265,487           $6,224,939
                                                                        ==========           ==========
Expenses
Lease Operating Expenses--Oil and Gas                                     $836,816           $1,186,240
Lease Operating Expenses--Timber                                             -----                -----
Lease Operating Expenses--Minerals                                           -----               73,288
Net Profit Interest Expenses                                                 -----                -----
Prod Tax                                                                    99,302              136,333
DD&A (includes Depreciation) (note 4)                                    1,571,941            1,459,768
Third Party Distributions                                                   43,795            3,007,617
                                                                            ------            ---------
         Total Property Expense                                         $2,551,854           $5,863,246
                                                                        ----------           ----------

Interest Expense                                                           544,896              781,443

General and Administrative Expenses                                        861,422              601,238
Legal and Professional Expenses                                            359,038              408,206
Financial Advisor Fees                                                     430,000                -----
Shareholder Information                                                     29,770               12,592
Amortization of Debt Costs                                                   -----               69,124
Amortization of Goodwill                                                     -----                -----
                                                                        ----------           ----------
         Total Expenses                                                 $4,776,980           $7,735,849
                                                                        ==========           ==========
Net Income (Loss)                                                     $(3,511,493)         $(1,510,911)
                                                                      ============         ============
Basic and Fully Diluted Net Loss per Share (note 11(c))                    $(0.17)              $(0.31)
                                                                           =======              =======
(weighted average number of shares 20,187,238 vs.
4,852,574.)

                               SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                                          -42-

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
AS OF SEPTEMBER 30, 2002 and 2001
============================================================================================================================
                                                                2002                                      2001
                                                   --------------------------------           ------------------------------
   Common Stock Outstanding

      Shares
      ------
              Beginning of Period                   4,852,574                                 3,102,574
              Issued                               15,334,664                                 1,750,000
              Cancelled                                     0                                         0
              End of Period                        20,187,238                                 4,852,574
      Value at Par ($0.01/Share)                                           $201,872                                  $48,526

   Preferred Stock Outstanding
      Shares Class "A"
      ----------------
              Beginning of Period                      16,000                                    16,000
              Issued                                        0                                         0
              Converted to Common                       8,000                                         0
              Canceled                                      0                                         0
              End of Period                             8,000                                    16,000
   Value at Par ($.01/Share)                                                    $80                                     $160

      Shares Class "B"
      ----------------
              Beginning of Period                   2,001,800                                 2,001,800
              Issued                                        0                                         0
              Converted to Common                   1,626,800                                         0
              Cancelled                                     0                                         0
              End of Period                           375,000                                 2,001,800
      Value at Par ($.01/Share)                                              $3,750                                  $20,018
                                                                             ------                                  -------
      Preferred Value at Par ($.01/Share)                                    $3,830                                  $20,178

   Additional Paid in Capital
              Beginning of Period                                       $36,041,640                              $34,386,140
              Equity Issuance Other                                       1,794,421                                  496,000
              Equity Placements-Acq.                                          -----                                1,159,500
                                                                        -----------                              -----------
              End of Period                                             $37,836,061                              $36,041,640

   Accumulated Retained
   Earnings/(Deficit)
              Beginning of Period                                      $(18,185,097)                            $(16,674,186)
              Income/Loss for Year                                       (3,511,493)                             $(1,510,911)
                                                                          ---------                              -----------
              Dividends                                                    (724,772)                                 (40,000)
              End of Period                                            ($22,421,362)                            $(18,185,097)

   Equity
              Beginning of Period                                       $17,925,247                              $17,763,158
              End of Period                                             $15,620,401                              $17,925,247
                                                                        -----------                              -----------
              Change in Equity for Period                               $(2,304,845)                                $162,089

                                 SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                                             -44-

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
AS OF SEPTEMBER 30, 2002 AND 2001
=============================================================================================================

                                                                               2002             2001
Operating Activities
Net income loss for the year                                               $(3,511,493)    $(1,510,911)
Items not affecting working capital depletion:
----------------------------------------------

         Change in depletion, depreciation, and amortization for period      1,571,941       1,459,768
         Debt amortization                                                       -----          69,124
         Amortization of Good Will                                               -----
                                                                             ---------
                                                       Sub Total :           1,571,941       1,528,892
                                                                             ---------       ---------

Items affecting working capital depletion
-----------------------------------------

         (Increase)/Decrease in Other Assets                                    12,905          (6,800)
         (Increase)/Decrease in pre-paid royalties                             (62,705)       (409,642)
         (Increase)/Decrease in account receivables                           (431,468)        527,713
         Increase/(Decrease) in Partnership Accrued Distributions                            1,133,001
         Increase/(Decrease) in Trade Payables                                (618,656)       (378,844)
         Increase/(Decrease) in other Accrued Expenses                          71,859          99,858
         Gain (loss) on sale of oil and gas properties                           -----           -----
                                                       Sub Total:           (1,028,065)        965,286
                                                                           -----------         -------

Cash provided (used) by operating activities                               $(2,967,617)       $983,268
Investing Activities
(Increase)/Decrease in subsidiary/other investments                              -----      (1,172,500)
Leasing, Acquisition and Well Costs Incurred                                     -----               -


Cash provided from/(used for) Investing Activities                               -----     $(1,172,500)
                                                                                 -----     -----------

Financing Activities
Increase/(decrease) in Notes due Related Parties                               $64,707        $97, 043
Increase/(decrease) in Other Notes Due                                        (251,549)         15,644
Increase/(decrease) in Accrued Interest                                       (213,965)        324,972
Increase/(decrease) in accrued Dividends                                        48,417       1,643,378
Dividends Paid                                                                (724,772)              -
Proceeds of Equity Issuance                                                  1,794,421         500,000
Proceeds of Long Term Debt                                                     300,000               -
                                                                                                     -
Cash provided from/(used for) financing activities                          $1,017,259      $2,581,037
                                                                            ----------      ----------

Net Increase/Decrease in cash for period                                   $(1,950,358)     $2,391,805
                                                                           ===========      ==========

                          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS








                                                     -45-

                                                                                   2002             2001
                                                                                   ----             ----
Increase/(Decrease) in Cash and Cash Equivalents                            $(1,950,358)      $2,391,805
Cash and Cash Equivalents - Beginning of Period                              $2,576,040         $109,235
                                                                             ----------         --------
Cash and Cash Equivalents - End of Period Cash                                 $625,682       $2,576,040
                                                                               ========       ==========


Supplemental Information:

Income Taxes paid






















           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2002 AND 2001
================================================================================
1.       CONTINUED OPERATIONS

         The financial statements have been prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. As of September 30, 2002, the Company has reported a loss of $3,511,493. The ability of the Company to meet its total liabilities of $11,645,823 and to continue as a going concern is dependent upon the availability of future funding, achieving profitable timber operations and successful development of newly acquired mineral assets. On July 24, 2002 ("Closing Date"), the Company entered into a $10,000,000 Equity Line of Credit Agreement with Cornell Capital Partners, L.P. ("CCP"). As part of the transaction, the Company issued to CCP a two year convertible debenture in a face amount of $300,000. The debenture is convertible into common stock at a price equal to the lessor of 120% of the final bid price on the Closing Date or 80% of the average lowest three closing bid prices as reported by Bloomberg of the Company's common stock for the five trading days immediately preceding the date of the conversion. The equity line provides for the Company to draw down $75,000 per week over a three year period. Prior to commencing its draws under the Equity Line, the Company will be filing a registration statement on Form SB-2 with the Securities and Exchange Commission.

         The Company will continue to research and entertain project specific funding commitments and other capital funding alternatives if and as they become available.

         As of September 30, 2002, the Company and certain of it subsidiaries were in default of certain debt obligations (See Notes 7, 8 and 10(a) below) . The holders of these instruments are working with the Company to achieve the ultimate extinguishment of the obligations.

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

         b.       Basis of consolidation

         The consolidated financial statements of Daleco Resources Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company and its wholly-owned subsidiaries Westlands Resources Corporation, Sustainable Forest Industries Inc., Deven Resources, Inc., Tri-Coastal Energy, Inc., Clean Age Minerals Incorporated, CA Properties, Inc. and 16/6, Inc. The Company's investments in oil and gas leases are accounted for using proportionate consolidation whereby the Company's prorata share of each of the assets, liabilities, revenues and expenses of the investments are aggregated with those of the Company in its financial statements. The Companies investments in minerals are accounted for using purchasing accounting methods.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2002 AND 2001
================================================================================
         c.       Oil and gas properties and equipment

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

         Effective in the first quarter of 1997, the Company began assessing the impairment of capitalized costs of proved oil and gas properties and other long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Under this method, the Company generally assesses its oil and gas properties on a field-by-field basis utilizing its current estimate of future revenues and operating expenses. In the event net un-discounted cash flow is less than the carrying value, an impairment loss is recorded based on estimated fair value, which would consider discounted future net cash flows. SFAS 121 did not have any impact on the Company's change in method of assessing impairment of oil and gas properties and other long-lived assets including $20,000,000 in mineral properties.

         d.       Site restoration, dismantlement and abandonment costs

         The salvage value of producing wells or mining deposits is expected to exceed the cost of site restoration and abandonment. As a result, no such costs are accrued in these financial statements. The Company has not accrued any costs associated with the potential abandonment and restoration of mineral extraction mine sites to date. Any required site specific restoration cost accruals will be made once mineral extraction is initiated.

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

         g.       Mineral Acquisition

         The Company has recorded the acquisition of Clean Age Minerals Incorporated and associated mineral rights at cost.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2002 AND 2001
================================================================================
         h.       Debt Issue Costs

         Debt issue costs, represent those associated with the Heller Financial, Inc. loan (see Note 10) and were being amortized over a period of five years. As of September 30, 2002, all debt issuance costs had been fully amortized. The debt issuance costs had been fully amortized as of March 31, 2002.

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

3.       Oil and Gas and Equipment

                                                                                 2002              2001
                                                                                 ----              ----
Proven lease acreage costs                                                    $5,429,996        $5,429,996

Proven undeveloped lease acreage costs                                         1,745,840         1,745,840

Well costs                                                                     5,432,145         5,432,145
                                                                               ---------         ---------
                                                                             $12,607,950       $12,607,950

Accumulated depletion, depreciation and amortization                           6,307,950         5,807,950
                                                                               ---------         ---------
                                                                              $6,300,000        $6,800,000
                                                                              ==========        ==========

(a)      Sale of Oil and Gas Properties

         On September 28, 2001, effective January 1, 2001, the Company's sponsored partnership, Developing Energy Partners I, L.P. sold all of its wells in Pennsylvania and West Virginia for $3,250,000, of which $2,234,722 was received at closing and $1,015,278 was attributed to production revenues collected between January 1, 2001 and September 28, 2001.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2002 AND 2001
================================================================================
         On or about July 31, 2002 but effective as of July 1, 2002, the Company sold all of its oil and gas properties in Pontotoc County, Oklahoma, consisting of 11 gross wells and 1.08 net wells, to the operator. These properties were marginal properties and wells with the revenues from production being just slightly above lease operating costs. Since these properties were part of the collateral for the Heller Loan (See Note 10(a)), all the proceeds from the sale went to Heller.

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

5.       Mineral Properties

a. Clean Age Minerals Incorporated. In September 2000, the Company acquired Clean Age Minerals Incorporated ("CAMI") by way of merger with the Company's wholly owned subsidiary, Strategic Minerals, Inc. CAMI has three (3) subsidiaries, CA Properties, Inc., Matrix-Loc, Inc. and Lone Star Minerals, Inc. (collectively "CAP").

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2002 AND 2001
================================================================================
         b.       Minerals and Equipment

                                                                            2002                      2001
         Proven undeveloped lease costs                              $12,609,100               $12,609,100
         Mine development costs                                               --                        --
         Accumulated depletion and                                            --                        --
         Depreciation
                                                                     $12,609,100               $12,609,100
                                                                     -----------               -----------

         c.       Prepaid Royalties.
         The Company receives a credit in the nature of "prepaid royalties" for rents paid on the Marfa Zeolite Lease, Presidio County, Texas, and a portion of the New Mexico Oro Grande Limestone Lease in Cibola County, New Mexico. During Fiscal year 2002 the Company did preliminary mining activities on its properties for the purpose of testing the minerals and producing samples for sales. The Company anticipates the commencement of the commercial production of its calcium carbonate, Kaolin and zeolite properties in Fiscal Year 2003. The Company did make sales of its CA Series products in December 2003. Testing of the Company's Kaolin was commenced in December 2002 to confirm its properties for bidding on contracts currently anticipated to occur towards the end of the Company's second quarter. A portion of the Prepaid royalities ($232,197) attributable to the Calcium Carbonate deposits are not anticipated to be fully recovered in Fiscal Year 2003 and are carried as Long Term Assets. The remainder of the prepaid royalites($240,150) are anticipated to be fully used in Fiscal Year 2003 and are listed as Current Assets.


6.       Patents & Technology

         As part of the acquisition of Clean Age Minerals Incorporated (See Note 6(a) above), the Company also acquired U.S. Patent No: 5387738. This patent, owned by Clean Age Minerals Incorporated (previously owned by Matrix-Loc, Inc. which was acquired by Clean Age Minerals Incorporated as a result of Matrix-Loc's merger with Clean Age Minerals as of March 18, 2002), deals with a reagent and process for the remediation of water and contaminated soils. The Company's subsidiary 16/6, Inc. has applied for a patent on its I(2) Technology. (Patent Pending #09/659641) This patent application covers the ability to extract certain text documentation from existing published documents.

7.       Notes Payable

a. During the year ended September 30, 1995, the Company received $1,100,000 in return for two notes payable, with the producing wells of the Company used as collateral. Interest of 10% per annum was due monthly. In fiscal 1996, the Company repaid $300,000 of the outstanding balance. In fiscal 1997, the remaining $800,000 was converted into 16,000 shares of 10% cumulative preferred stock, at $50.00 per share ("Series A Preferred Stock"). The Series A Preferred Stock was subject to a put on August 20, 1999. The holders of the Series A Preferred Stock filed a lawsuit in the Los Angeles Superior Court, California against the Company, as well as Mr. Amir and Mr. Erlich as guarantors. Mr. Amir satisfied his obligation under his guarantee and purchased one-half, or 8,000 shares of the Series A Preferred Stock, of the 16,000 shares of the Series A Preferred Stock owned by the Kanes. The Company and Mr. Erlich entered into a Stipulation for the Entry of Judgment granting the Company until August 1, 2001 in which to satisfy the put for the remaining 8,000 shares of Series A Preferred Stock plus accumulated interest. (See Litigation Note 14). Mr. Amir converted his Series A Preferred shares into 408,163 shares of Company common stock. A portion of the dividends ($32,212..97) due Mr. Amir on the Series A Preferred Stock was paid to Mr. Amir in the third quarter of fiscal 2002. (See Note 8(a)).

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2002 AND 2001
================================================================================
b. During fiscal 1998, the Company borrowed $145,000 from four (4) persons. The debt was evidenced by Notes which matured on November 21, 1998. The Notes earned interest at 2% over the prime rate charged by the Huntingdon National Bank of Columbus, Ohio, through the maturity date, and 18% thereafter. The Note holders were also given warrants. (See Note 11(b)--Warrants) $75,000 in principal amount plus accrued interest due to Sonata Investment Company, Ltd. ("Sonata") was paid to Sonata on November 30, 2001. On June 7, 2002, Mr. Lincoln converted his
         Note in the amount of $20,000, plus accrued and unpaid interest of $13,528.17, into 49,818 shares of common stock. The debt was converted at a price of $.673 per share which represented the average of the bid and closing prices for the five day period prior to the conversion. Presently, only two of the 4 Notes comprising $50,000, in the aggregate, of the original $145,000 remain outstanding. On August 1, 2001, the Company borrowed $42,000 from Standard Energy Company. This loan earned interest at 2% per annum. The Standard Energy Company loan was satisfied on November 30, 2001. As of June 30,2002, only two of the original four (4) notes, each in the face amount of $25,000, remain outstanding.

c. Pursuant to Paragraph 5.1 of the Agreement and Plan of Merger by and among Clean Age Minerals Incorporated ("CAMI") and Strategic Minerals, Inc. ("SMI") and the Company dated September 19, 2000, obligations of CAMI to certain officers, directors and third parties were to have been satisfied by SMI or the Company within one (1) year of the merger. The indebtedness totaled (including the Martin Debt as defined in Note 8(b) below) $514,881 and was evidenced by Notes dated September 19, 2000. The Notes were due and payable on or before September 18, 2001 and provide for interest at the rate of 8% per annum. These Notes remain outstanding. As of September 30, 2002, the total amount payable on these notes is $597,277 representing principal of $514,881 and accrued but unpaid interest of $82,396.

8.       Due to (from) Related Parties

         (a)      Due to (from) Amir

         Mr. Amir has entered into four (4) Notes with the Company as follows:

         (1) Note dated October 1, 1995, bearing interest at the rate of prime plus 3 percent in the principal amount of $91,062.00.

         (2) Note dated October 1, 1995 bearing interest at the rate of 7% as a result of various advances as to the Company in the principal amount of $582,134 as of September 30, 2002.

         (3) Note dated July 20, 1998 in the face amount of $25,000 (See Note 7(b)) bearing interest at the rate of 2% over the prime rate charged by the Huntingdon National Bank of Columbus, Ohio, through the maturity date, November 21, 1998 and 18% thereafter.

         (4) Note dated June 17, 2002 bearing interest at the rate of 7% in the principal amount of $137,000.

         As of September 30, 2002, the outstanding principal and accrued but unpaid interest on the obligations listed under numbers 1 through 4 to Mr. Amir amounted to $722,366.

         Mr. Amir was also entitled to a cash payment of $25,000 under his Key Man Contract on June 30, 2002. (See Note 13(b)).

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2002 AND 2001
================================================================================
         Prior to conversion of his Series A Preferred Stock into common stock, Mr. Amir was entitled to have received dividends in the amount of $91,550.72 of which $59,337.72 remains outstanding (See Note 7(a)).

         As of September 30, 2002, the Company owed Mr. Amir $12,332.75 in unreimbursed expenses and $16,667 in accrued but unpaid salary.

         During 2002, the Company paid Mr. Amir $170,000 in partial payment of the accrued and unpaid interest on his notes, unreimbursed expenses and dividends attributable to the Class A Preferred Stock. These payments have been reflected in the current and prior quarterly statements. Mr. Amir subsequently advanced the Company an additional $137,000 (see 8(a)(4) above).

         As of September 30, 2002, the Company was indebted to Mr. Amir in the aggregate amount of $835,703.

         Mr. Amir converted $10,000 of indebtedness into 71,942 shares of Common Stock as of December 3, 2002. The conversion was at the average of the closing bid and asking price for the Common Stock for the five trading days prior to the date of conversion.

(b) By virtue of the merger of Clean Age Minerals Incorporated ("CAMI") with Strategic Minerals, Inc. on September 19, 2000, Strategic Minerals, Inc. assumed the obligation of CAMI to Mr. Robert E. Martin in the amount of $134,811 ("Martin Debt"). The Martin Debt was to have been satisfied on or before September 18, 2001 but was not and remains outstanding. As of September 30, 2002, the Martin Debt amounts to $156,270 representing $134,811 in principal and $21,459 in accrued but unpaid interest. The Martin Debt is evidenced by a Note providing for an annual rate of interest of 8%. These amounts are included in the amounts shown for the Company's obligation to the former officers and directors of Clean Age Minerals Incorporated. (See Note 7(c)).

(c) Novinskie Debt. Under the terms of Mr. Novinskie's employment agreement (See Note 13(b)), Mr. Novinskie was to have received a cash bonus of $25,000 as of September 30, 2002. This bonus was not paid. As of September 30, 2002, the Company owed Mr. Novinskie $34,311 in unreimbursed expenses and $16,667 in accrued but unpaid salary and $25,000 in accrued and unpaid bonuses (as discussed previously). As of September 30, 2002, the Company was indebted to Mr. Novinskie in the aggregate amount of $75,978.

         Mr. Novinskie converted $10,000 of indebtedness into 71,942 shares of Common Stock as of December 3, 2002. The conversion was at the average of the closing bid and asking price for the Common Stock for the five trading days prior to the date of conversion.



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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2002 AND 2001
================================================================================
10.      Long-Term Debt

         Long-term debt of the Company consists of the following:

         a.       Heller Financial, Inc.

         In August 1997, the Company entered into an arrangement with Heller Financial, Inc. ("Heller") whereby Heller agreed to provide the Company with up to $15,000,000 to rework existing horizontal wells, re-complete its vertical wells as horizontal wells, and develop additional acreage. Under the terms of the agreement, all of the properties of Westlands were transferred to a newly formed limited partnership, Tri-Coastal Energy, L.P., the general partner of which is Tri-Coastal Energy, Inc., (Tri-Coastal) and the sole limited partner of which is Westlands. Westlands is also the sole shareholder of Tri-Coastal Energy, Inc. The amount outstanding (principal and accrued interest) under this arrangement as of September 30, 2002 and 2001, was $6,962,975 and $7,017,390, respectively. Interest on the borrowings is at prime plus 2%. Principal is paid out of 85% of the net cash flow from the properties. Additional interest is payable from 50% of the net cash flow from these properties after the payment of principal. In January 1999, Heller declared the loan to be in default, as a result of the pledged properties failure to generate the required interest payments. This was solely attributable to the decrease in the low worldwide prices for oil. As a result, the full amount of the Heller Loan has been reclassified as current debt. With the recovery of oil prices, the Heller Loan has come back into compliance, however, Heller has not rescinded its default notice. The obligations to Heller are non-recourse to the Company and payable solely out of the oil and properties pledged to Heller as collateral.

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

         d.       First Regional Bank

         In September 1998, the Company assumed a $100,000 loan with First Regional Bank when it acquired Haly Corporation. Interest is at 6.9% and the loan matures December 12, 2003. The loan is secured by personal assets of Dov Amir an officer and Director of the Company.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2002 AND 2001
===================================================================================================================
11.      Capital Stock
                                                                                                          NUMBER OF
                                                                                                           SERIES B
                                                                               NUMBER OF SERIES           PREFERRED
                                                  NUMBER OF COMMON                  A PREFERRED          SHARES PAR
                                                 SHARES, PAR VALUE            SHARES PAR VALUE          VALUE $0.01
                                                   $0.01 PER SHARE          $0.01 PER SHARE (1)       PER SHARE (1)
                                                   ---------------          -------------------       ------------
Balance as of September 30, 2001                         4,852,574                       16,000           2,001,800

Issued to Mr. Martin (3)                                    50,000
Issued to Terra Silex pursuant to the
  Terra Silex Agreement                                    417,728
Issuance to SCOA                                           640,000
Issuance on conversion of Series A                         408,163                      (8,000)
Preferred Stock
Issuance on the conversion of                           12,332,776                                      (1,626,800)
Series B Preferred
Issued to Holders of Series B Preferred
Stock as payment for accrued interest
through the date of conversion (See Note 11(d)).           480,998
Issuance on conversion of the Note held
  by David Lincoln (See Note 7(b))                          49,818
Issuance to Cornell Capital Partners, L.P.
  and Westrock Advisors(2)                                 869,565
Issued to Mr. Novinskie and Mr. Amir(3)                     85,616
Ending Balance as of September 30, 2002)                20,187,238                        8,000             375,000
                                                        ----------                        -----             -------

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

 (2) On July 23, 2002, the Company entered into an Equity Line of Credit Agreement with Cornell Capital Partners, L.P. As part of the transaction, the Company retained the firm of Westrock Advisors, Inc., an unaffiliated registered broker dealer as its placement agent in connection with the Equity Line of Credit. Under the terms of the transaction, Cornell Capital received 847,826 shares as a commitment fee and Westrock Advisors, Inc. received 21,739 as a placement agent fee.

(3) On October 31, 2002, the Company issued a total of 85,616 shares to Mr. Dov Amir (42,808) and Mr. Gary Novinskie (42,808) in accordance with their Key Man Employment Agreements. The stock was issued as of July 1, 2002 (See
     Note 13(b)). Mr. Martin was issued 50,000 shares in payment of his $50,000 bonus under his Key Man Employment Agreement at $1.00 per share. (See Notes 12 (a) and 13(b))

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2002 AND 2001
================================================================================

         a.       Common Stock Options
                                                                       2002                  2001
                                                                       ----                  ----
                  Outstanding and Exercisable (3)
                   at beginning of period                         6,110,000             3,610,000

                  Canceled                                        (414,384)             (125,000)

                  Granted                                               ---             2,500,000

                  Reclassified(1)                                  (85,616)                 -----

                  Exercised                                             ---                 -----

                  Outstanding and Exercisable (2)
                   at end of period                               5,610,000             6,110,000
                                                                  ---------             ---------

         (1) These shares were reclassified as a grant under the Key Man Contracts with Mr. Amir and Mr. Novinskie. Previously they were included as options. The exact amount of the grant was not determinable until June 30, 2002 when the exercise price of the $25,000 portion of the $50,000 Key Man Contract bonus was to be paid to Mr. Novinskie and Mr. Amir in common stock.

         (2) Of the 5,610,000 options outstanding, 5,110,000 are held by current officers, directors and employees of the Company. The exercise price for the options held by insiders range from $0.25 per share to $2.19 per share. On November 12, 2002, 110,000 options awarded under the Company's Non-Qualified Stock Plan expired. These options had an exercise price of $2.19 per share.



         On November 16, 2001, the Company entered into Key Man Employment Contracts with Mr. Dov Amir, Chairman of the Board of Directors and Chief Executive Officer of the Company, Mr. Gary J. Novinskie, President and Chief Operating Officer of the Company, and Mr. Robert E. Martin, a Director of the Company and President of Clean Age Minerals Incorporated (previously Strategic Minerals, Inc., see merger discussion). Under the employment agreements (see Note 13 below), Messrs. Amir and Novinskie were granted options for 500,000 shares of common stock and Mr. Martin was granted options for 1,000,000 shares of common stock. All these options expire on the third anniversary of the vesting of the options or two years after the key man ceases to be an employee of the Company. The exercise price for Mr. Martin's options are priced at $1.08 per share, 90% of the average closing price for the common stock for the five business days prior to October 1, 2001. The exercise price for Messrs. Amir's and Novinskie's options is 90% of the average closing price for the common stock at the close of business for the five trading days immediately preceding June 30, 2002. The exercise price was determined to be $0.526 per share Mr. Amir and Mr. Novinskie received a signing bonus under the Key Man Contracts of $50,000, $25,000 of which is to be paid in common stock on or before June 30, 2002, at a price equal to the average closing price for the common stock for the five business days preceding the date of issuance. Mr. Amir and Mr. Novinskie were each awarded 42,808 shares under this grant.

         On September 11, 2000 the Board of Directors of the Company granted options for 3,500,000 shares of common stock to three directors, one officer and an employee of the Company. Messrs. Amir and Novinskie officers and directors of the Company, were each awarded options for 1,000,000 shares. Ms. Spencer, the Secretary of the Company, was granted an option for 250,000 shares and an employee, Mr. Payne, the Controller, was awarded an option for 250,000. Mr. Trainor, a director, was awarded options for 1,000,000. Mr. Trainor's options were transferred to his law firm in accordance with his firms policies. Subsequently, Mr. Trainor's law firm assigned to him options for 500,000 of the 1,000,000 originally granted. The 3,500,000 options are exercisable at a price of $.25 per share which was above the fair market value of the Company's stock at the time of issue. The options were granted for service and dedication to the Company to the recipients who while not being currently paid or paid at a wage scale substantially below market continued to work for the benefit of the Company and the shareholders. These options vested upon their grant.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2002 AND 2001
================================================================================
         (3) The Company accounts for all stock-based compensation (options) in accordance with the Financial Accounting Standard Boards Statement of Financial Accounting Standards No. 123 (SFAS 123). SFAS 123 permits the Company's use of the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25. Under SFAS 123, the fair value of stock options and compensation costs are measured as of the grant date.

         b.       Common Stock Warrants

         Common Stock warrants outstanding at September 30, 2002, consist of the following(1):

                                                                                                    Price Per
Issuance                                     Expiration Date                Amount (1)                Share
--------                                     ---------------                ----------                -----
Financing Sources (2)                       August 1, 2003 to                                       $0.55 to
                                            November 20, 2005                699,579                  $1.05

Terra Silex Warrant (3)                     December 31, 2006                250,000                  $1.25

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2002 AND 2001
================================================================================
         On November 28, 2001, a total of 435,941 warrants to purchase common stock were granted to Sonata Investment Ltd (warrants for 395, 273 shares of common stock ("Sonata Warrant")) and Standard Energy (warrants for 40, 668 shares of common stock ("Standard Warrant")) as consideration for entering into the Loan Conversion Agreement dated August 1, 2001. The Loan Conversion Agreement extended the date by which the Company had to satisfy its obligations to both Sonata Investment Company, Ltd. ("Sonata") (See Note 10(b)) and Standard Energy Company ("Standard") and granted both Sonata and Standard the right to convert the debt into common stock of the Company at such time as the Company advised Sonata and Standard of its intent to satisfy the Company's obligations to one or both entities. Sonata and Standard are affiliated entities. The exercise price was fixed at $1.05. The Sonata and Standard Warrants were to have expired August 1, 2002. However, the Company agreed to extend the termination date of the Sonata and Standard Warrants until July 31, 2004 in exchange for Sonata's relinquishing its twenty percent (20%) interest in the net profits of the Company's subsidiary Sustainable Forest Industries, Inc. (See Note 10(b))

         On August 10, 2002, warrants for 25,000 shares issued to the Kanes in consideration for forbearance on the redemption of the Series A Preferred Stock expired.

         (3)      Terra Silex Warrant

         Under a Stock Purchase Agreement dated September 11, 2001 by and among the Company and Terra Silex Holding, LLC, Terra Silex was granted a warrant for 250,000 shares ("Terra Silex Warrant") at an exercise price of $1.25 The Terra Silex Warrant expires on December 31, 2006.

         (4)      Sumitomo Warrants

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

         c.       Net Income Per Share

         Net income per share (primary basis) was calculated on the primary basis of the weighted average number of common shares outstanding which amounted to 20,187,238 for the period ended September 30, 2002 (2001 -- 4,852,574). For the periods ending September 30, 2002 and 2001, the exercise of the options and warrants outstanding as at year end did not have a dilutive effect on the net income per share.

         d.       Payment of Accrued Dividends

         $603,024 of accrued dividends attributable to the 8% Cumulative Convertible Preferred Stock issued in the acquisition of CAMI ("CAMI Preferred") was paid in 480,998 shares of Common Stock upon conversion of 1,626,800 shares of the CAMI Preferred Stock to Common Stock commencing October, 2001 through September 30, 2002. See also Note 14(b), regarding payment of accrued dividends on the Series A Preferred Stock held by the Kanes through September 30, 2002.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2002 AND 2001
================================================================================
12.      Income Taxes

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

b. On November 16, 2001, the Company entered into a Stock Purchase Agreement with SCOA ("SCOA SPA"). As a condition to the closing of the SCOA SPA, SCOA required that the Company enter into Key Man Employment Contracts ("Key Man Contracts") with Messrs. Robert E. Martin, Gary J. Novinskie and Dov Amir. The Key Man Contracts are for an initial three
         (3) year term. The Key Man Contracts provide for acceleration of the vesting of incentive options should the Key Man be terminated prior to the expiration of the term of the Key Man Contracts. Each of Messrs Novinskie and Amir are granted options for 500,000 shares of Company Common Stock while Mr. Martin was granted options for 1,000,000 shares of Common Stock. There are like provisions for the acceleration of the salary due each employee over the life of the Contract. (See Note 11a.) The Key Man Contract also provided for a bonus to Messrs. Novinskie and Amir of $50,000 to be paid one-half in cash and one-half in stock. (See
         Note 13(a) above). Mr. Novinskie's cash bonus has not been paid. Mr. Amir's bonus was debted against an advance given to Mr. Amir in the third quarter. (See Note 8.) Under Mr. Martin's Key Man Contract, he was granted a salary of $50,000 for the six month period April 1, 2002 through September 30, 2002 ($8,333.34 per month), and $100,000 per year for the remaining two (2)years of his Key Man Contract. In accordance with his contract, the Company commenced paying Mr. Martin's salary as of April 1, 2002.

14.      Litigation Settlement and Pending Litigation

a. Southland Drilling Company, a Division of Triad Drilling Company v. Westlands Resources Corporation. Daleco Resources Corporation and Tri-Coastal Energy. L.P., Cause No. 98-34542, In the 270th Judicial District Court of Harris County, Texas. On or about July 21, 1998, Southland Drilling Company ("Southland") commenced a lawsuit against the Company and its subsidiaries Westlands and Tri-Coastal. The lawsuit sought to recover the amount of $260,577.66 allegedly due and owing for work performed on the DRC GA #3 Well and the DRC VI #1 Well, Burleson County, Texas. The Company settled this matter by the filing of a Joint Motion for Entry of Agreed Judgment on December 1, 2000. Under the terms of the agreement, the Company is obligated to pay Southland $300,000 ("Settlement Amount") and has given a judgment note in that amount to Southland. The Company had 90 days from settlement in which to pay the note during which period Southland will forbear from taking any action. The Company failed to pay the Settlement Amount within the allotted 90 day period. As part of the Terra Silex Agreement, Terra Silex acquired the Southland Judgment from Southland and filed a release and satisfaction of the Southland Judgment.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2002 AND 2001
================================================================================
b. Kane v. Daleco Resources Corp., et. al. On or about January 14, 2000, Stanley B. Kane, et. al. commenced an action in the Superior Court, Los Angeles, California to enforce their right to have the Company repurchase 16,000 shares (stated value $50,000 purchase) of Series A, 10% Cumulative Preferred Stock. The Plaintiffs had the right to put the stock to the Company on August 20, 1999, which they did. Although the Company continued to pay quarterly interest on the Series A Preferred Stock, it did not redeem the shares due to its lack of liquidity. Also named in the suit were Messrs. Dov Amir (a current officer and director of the Company) and Mr. Louis Erlich (who was an officer and director of the Company at the time of the issuance of the Series A Preferred Stock) who had given personal guaranties to the Plaintiffs.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2002 AND 2001
================================================================================
         Under the terms of the agreement covering the sale of DEP's 40% interest in the Joint Venture, BBC agreed to indemnify and hold DEP and its general partner, DRI, harmless from and against any and all damages and costs, if any, arising out of the McFadden litigation.

15.      Acquisitions

         Clean Age Minerals Incorporated

         CAMI, a Nevada corporation, was acquired by the Company through a merger with the Company's newly formed subsidiary, Strategic Minerals, Inc., a Nevada corporation, on September 19, 2000 Strategic Minerals, Inc. was the surviving corporation which subsequently changed its name to Clean Age Minerals Incorporated. The Shareholders of CAMI received 2,001,800 shares of Daleco Resources Corporation Series B, 8% Cumulative Convertible Preferred Stock, stated value $10.00, par value $.01, in exchange for 20,018,000 shares of CAMI Common Stock constituting all of the capital stock of CAMI. CAMI, through its subsidiaries CAP and Lone Star owns in fee and leasehold interests in non-metallic minerals in the States of Texas, New Mexico and Utah. The Company does not presently mine its minerals. Additionally, the Company acquired, as part of the merger, a patented process utilizing many of the minerals owned or under lease to the Company, for the cleansing and decontamination of water and soils.
         Daleco's 16/6, Inc.

         Effective July 7, 2001, Daleco acquired 16/6, Inc., a software development firm 16/6 has applied for a patent on its I(2) technology (Patent Pending No. 09/659641). The I(2) technology covers the ability to extract certain text documentation from existing published documents from the Internet and micro-payments thereof.

         Daleco acquired all of the outstanding capital stock of 16/6, Inc. in exchange for 1,000,000 shares of common stock of Daleco.

         REPORT OF INDEPENDENT AUDITORS-SUPPLEMTAL FINANCIAL INFORMATION


To the Board of Directors and
Stockholders of Daleco Resources Corporation


Our reports to the Board of Directors and Stockholders of Daleco Resources Corporation and subsidiaries dated December 23, 2002 and January 24, 2002, relating to the consolidated basic financial statements of Daleco Resources Corporation and subsidiaries appears on page 41. Those audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The information on pages 65 through 70 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and in our opinion, is fairly stated in all material respect in relation to the basic financial statements taken as a whole.

In our opinion, such financial statement schedules present fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered significant recurring net losses, negative operating cash flow, and has uncertainty relative to full recoverability of assets including Clean Age Minerals Incorporated ($20 Million, Terra Silex Holdings, LLC Stock Purchase Agreement, and the Stock Purchase Agreement and Master Distribution and Marketing Agreement with Sumitomo Corporation of America which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1 to the financial statements. The financial statements and this financial information do not include any adjustments that might result from the outcome of these uncertainties.


                                                     /s/ Jay J. Shapiro
                                                     ---------------------------
                                                     Jay J. Shapiro, CPA
                                                     A Professional Corporation

Encino, California
December 23, 2002

DALECO RESOURCES CORPORATION
SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT YEAR ENDED SEPTEMBER 30, 2002
             (EXPRESSED IN THOUSANDS)
================================================================================
                                                             YEAR ENDED
                                                             SEPTEMBER 30
                                                          2002         2001
             COST
             Proven Lease Acreage
             Balance - Beginning of year                  5,430       5,430
             Additions                                      ---         ---
             Disposal                                       ---         ---
             Balance - End Of Year                        5,430       5,430
                                                          -----       -----

             Proven Undeveloped Lease Acreage
             Balance - Beginning of Year                  1,746       1,746
             Additions                                      ---         ---
             Disposal                                       ---         ---
             Balance - End of Year                        1,746       1,746
                                                          -----       -----

             Well Costs
             Balance Beginning of Year                    5,432       5,432
             Additions                                      ---         ---
             Disposal                                       ---         ---
                                                          -----       -----
             Balance - End of Year                        5,432       5,432
                                                          -----       -----
             TOTAL COST(1)                              $12,608     $12,608







--------
(1) Reflects cost of residual oil and gas assets held at year end. The carrying value of the Company's share of the properties divested by its subsidiary were written off in prior periods. The value of the Oklahoma properties sold in July 2002, were previously fully written off. As such, there sale does not affect the residual costs of the oil and gas assets held on September 30, 2002.

DALECO RESOURCES CORPORATION
SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF
              PROPERTY, PLANT AND EQUIPMENT YEAR ENDED SEPTEMBER 30, 2002 (EXPRESSED IN THOUSANDS)
================================================================================
                                                             YEAR ENDED
                                                             SEPTEMBER 30
                                                          2002           2001
    ACCUMULATED DEPRECIATION AND DEPLETION
    Prove Lease Acreage
    Balance - Beginning of Year                           3,093         2,953
    Charge for the Year                                     372           140
    Disposal                                                ---           ---
    Balance - End of Year                                 3,465         3,093
                                                          -----         -----
    Proven Undeveloped Lease Acreage
    Balance Beginning of Year                               751           674
    Charge for Year                                          95            77
    Disposal                                                ---           ---
    Balance - End of Year                                   846           751
                                                            ---           ---
    Well Costs
    Balance - Beginning of Year                           1,964         1,937
    Charge for Year                                          33            27
    Disposal                                                ---           ---
                                                          -----         -----
    Balance - End of Year                                 1,997         1,964
                                                          -----         -----
    TOTAL DEPRECIATION, DEPLETION AND AMORTIZATION
                                                         $6,308        $5,808

DALECO RESOURCES CORPORATION
SCHEDULE X - SUPPLEMENTARY INCOME INFORMATION AND INDIVIDUAL EXPENSE ITEMS IN MISCELLANEOUS EXPENSE GREATER THAN $300,000
====================================================================

This schedule has been omitted as the information is furnished in the income statement included with the consolidated financial statements.

DALECO RESOURCES CORPORATION
SUPPLEMENTAL INFORMATION (UNAUDITED)
AS AT SEPTEMBER 30, 2002 AND 2001
=======================================================

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

The following table shows the changes in the Company's proved oil and gas reserves for the year.

    --------------------- ------------------------------------ --------------------------------
                                         2002                               2001
    --------------------- ------------------------------------ --------------------------------
                             CRUDE OIL                            CRUDE OIL
                                AND              NATURAL             AND            NATURAL
                             CONDENSATE            GAS            CONDENSATE          GAS
                             (BARRELS)           (MMCF)           (BARRELS)         (MMCF)
    --------------------- ----------------- ------------------ ----------------- --------------
        Proven Developed
         and Undeveloped
                Reserves
    --------------------- ----------------- ------------------ ----------------- --------------

               Balance -           642,798              3,974           599,154          8,346
       Beginning of Year
    --------------------- ----------------- ------------------ ----------------- --------------
             Acquisition               ---                ---               ---            ---
          of Reserves(1)
    --------------------- ----------------- ------------------ ----------------- --------------
          Disposition of               ---                ---                            3,122
                Reserves
    --------------------- ----------------- ------------------ ----------------- --------------
             Revision of            25,876                100            69,932            614
                Previous
               Estimates
    --------------------- ----------------- ------------------ ----------------- --------------

     Production for                (26,759)              (167)          (26,288)          (636)
               Year
    --------------------- ----------------- ------------------ ----------------- --------------

        Balance - End of           641,915              3,907           642,798          3,974
                    Year           =======              =====           =======          =====
    --------------------- ----------------- ------------------ ----------------- --------------


        Proved Developed            59,133                481            59,977            873
          Reserves as at            ======                ===            ======            ===
            September 30
    --------------------- ----------------- ------------------ ----------------- --------------

--------------
(1) The 11 Oklahoma wells sold in July 2002 had no economic value, and as such no reserves allocated to them.

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




STANDARDIZED MEASURE OF DISCOUNTED NET CASH INFLOWS AS AT SEPTEMBER 30, 2002 AND 2001.

      ---------------------------------------------------- ---------------- ----------------
                                                                  2002             2001
      ---------------------------------------------------- ---------------- ----------------
      Future cash inflows                                       28,409,000       27,128,207
      ---------------------------------------------------- ---------------- ----------------
      Future production costs                                    5,615,500       (3,048,640)
      ---------------------------------------------------- ---------------- ----------------
      Future development costs                                   9,028,000       (8,517,000)
      ---------------------------------------------------- ---------------- ----------------
      Future income tax expense*                                       ---              ---
                                                                 ---------      -----------
      ---------------------------------------------------- ---------------- ----------------
                                         Subtotal               13,765,500       15,562,567
      ---------------------------------------------------- ---------------- ----------------
      Discount factor at 10%                                     5,231,900       (6,240,216)
      ---------------------------------------------------- ---------------- ----------------
      Standardized Measure of Future Net Cash Flows              8,533,600        9,322,351
                                                                 =========        =========
      ---------------------------------------------------- ---------------- ----------------

* The Company presently has approximately $27 million of loss carry forwards. Based on these carry forwards no future taxes payable have been included in the determination of future new cash inflows. Future head office general and administrative expenses have been excluded from the cash flows.

Summary of Changes in Standardized Measure of Discounted Future Net Cash Flows.

                                                      2002             2001
           Balance - Beginning of Year             9,322,351       20,768,632
           Increase (decrease) in future
           net cash flows:
               Sales for the year net of          (1,134,205)      (2,487,560)
                  related costs
               Revisions to estimates of                           (9,161,801)
                  proved reserves
           Acquisition of Reserves                       ---              ---
           Extensions and discoveries                    ---              ---
              net of related costs:
              Sales of reserves in place(1)              ---       (4,796,920)
                                                  ----------       ----------
           Balance - End of Year                  $8,533,600       $9,322,351
                                                  ==========       ==========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

                  None.


                                    PART III

ITEMS INCLUDED IN PART III OTHER THAN ITEMS 12 AND 14 BELOW ARE CONTAINED IN THE
--------------------------------------------------------------------------------
COMPANY'S PROXY STATEMENT AND INCORPORATED HEREIN BY REFERENCE.
---------------------------------------------------------------

ITEM 12  EXHIBITS AND REPORTS ON FORM 10-KSB

         (A) The following exhibits are filed as part of this report:

                         EXHIBIT NUMBER AND DESCRIPTION

Exhibit No.         Description                                          Location
-----------         --------------------------------------------------   -----------------------------------------------
2.1                 Agreement and Plan of Merger dated as of July 7,     Incorporated by reference to Exhibit 2.1 to the
                    2001, by and among Daleco Resources Corporation,     Company's Registration Statement on Form SB-2 as
                    DROC Acquisition, Inc. and 16/6, Inc. Thomas Smith   filed with the SEC on September 3, 2002

3.1                 Memorandum of Incorporation of United Westlands      Incorporated by reference to Exhibit 3.1 to the
                    Resources, Ltd. dated April 20, 1982                 Company's Annual Report on Form 10-KSB for the
                                                                         fiscal year ended September 30, 1996, as filed
                                                                         with the SEC on January 14, 1997

3.2                 Articles of United Westlands Resources, Ltd.         Incorporated by reference to Exhibit 3.2 to the
                                                                         Company's Annual Report on Form 10-KSB for the
                                                                         fiscal year ended September 30, 1996, as filed
                                                                         with the SEC on January 14, 1997

3.3                 Certified Special Resolution and Altered             Incorporated by reference to Exhibit 3.3 to the
                    Memorandum of Daleco Resources Corporation filed     Company's Annual Report on Form 10-KSB for the
                    May 2, 1986                                          fiscal year ended September 30, 1996, as filed
                                                                         with the SEC on January 14, 1997

3.4                 Articles of Continuance of Daleco Resources          Incorporated by reference to Exhibit 3.4 to the
                    Corporation filed July 15, 1986                      Company's Annual Report on Form 10-KSB for the
                                                                         fiscal year ended September 30, 1996, as filed
                                                                         with the SEC on January 14, 1997

3.5                 Articles of Incorporation of Daleco Resources        Incorporated by reference to the Company's
                    Corporation                                          Registration Statement on Form S-8 as filed with
                                                                         the SEC on March 18, 1997

Exhibit No.         Description                                          Location
-----------         --------------------------------------------------   -----------------------------------------------
3.6                 Registrant's domestication in the State of           Incorporated by reference to the Company's Annual
                    Delaware effective September 30, 1996                Report on Form 10-KSB for the fiscal year ended
                                                                         September 30, 1997, as filed with the SEC on
                                                                         December 30, 1997

10.1                Asset Purchase Agreement by and among Company,       Incorporated by reference to Exhibit 10.1 to the
                    Westlands Resources Corporation and CMW Oil          Company's Annual Report on Form 10-KSB for the
                    Company et al. dated May 28, 1992                    fiscal year ended September 30, 1996 as filed
                                                                         with the SEC on January 14, 1997

10.2                Amendment of Asset Purchase Agreement                Incorporated by reference to Exhibit 10.2 to the
                                                                         Company's Annual Report on Form 10-KSB for the
                                                                         fiscal year ended September 30, 1996 as filed
                                                                         with the SEC on January 14, 1997

10.3                Second Amendment of Asset Purchase Agreement         Incorporated by reference to Exhibit 10.3 to the
                                                                         Company's Annual Report on Form 10-KSB for the
                                                                         fiscal year ended September 30, 1996, as filed
                                                                         with the SEC on January 14, 1997

10.4                Acquisition Agreement by and among the Company,      Incorporated by reference to Exhibit 10.4 to the
                    Joseph A. Nicolosi, Jr. and John W. Ryan and the     Company's Annual Report on Form 10-KSB for the
                    shareholders of Sustainable Forest Industries,       fiscal year ended September 30, 1996, as filed
                    Inc. dated April 15, 1995                            with the SEC on January 14, 1997

10.5                Acquisition Agreement by and between the Company     Incorporated by reference to Exhibit 10.5 to the
                    and Deven Resources, Inc. effective October 1, 1996  Company's Annual Report on Form 10-KSB for the
                                                                         fiscal year ended September 30, 1996, as filed
                                                                         with the SEC on January 14, 1997

10.6                Drilling Bid Proposal and Footage Drilling           Incorporated by reference to Exhibit 3.5 to the
                    Contract dated January 8, 1993 between Westlands     Company's Annual Report on Form 10-KSB for the
                    Resources Corporation and Questor Drilling Corp.     fiscal year ended September 30, 1996, as filed
                                                                         with the SEC on January 14, 1997

10.7                Form F-X, Appointment of Agent for Service of        Incorporated by reference to Exhibit 5.1 to the
                    Process and Undertaking                              Company's Annual Report on Form 10-KSB for the
                                                                         fiscal year ended September 30, 1996, as filed
                                                                         with the SEC on January 14, 1997

Exhibit No.         Description                                          Location
-----------         --------------------------------------------------   -----------------------------------------------
10.8                Agreement by and between Daleco Resources            Incorporated by reference to Exhibit 4(b) to the
                    Corporation and Wall Street Equities, Inc. dated     Company's Registration Statement on Form S-8 as
                    October 31, 1996                                     filed with the SEC on March 18, 1997

10.9                Agreement by and between Daleco Resources            Incorporated by reference to Exhibit 4(c) to the
                    Corporation and Atwood Capital Corporation dated     Company's Registration Statement on Form S-8 as
                    March 12, 1997                                       filed with the SEC on March 18, 1997

10.10               Letter dated February 15, 1996 between Daleco        Incorporated by reference to Exhibit 4(d) to the
                    Resources Corporation and John Conti as amended by   Company's Registration Statement on Form S-8 as
                    letter dated April 21, 1997                          filed with the SEC on May 22, 1997

10.11               Acquisition Agreement by and between Registrant      Incorporated by reference to Exhibit 10.3 to the
                    and Haly Corporation dated September 29, 1997        Company's Annual Report on Form 10-KSB for the
                                                                         fiscal year ended September 30, 1997, as filed
                                                                         with the SEC on December 30, 1997

10.12               Letter of Intent dated July 23, 2001, by and         Incorporated by reference to Exhibit 10.12 to the
                    between Terra Silex Holdings, LLC and the Daleco     Company's Registration Statement on Form SB-2 as
                    Resources Corporation                                filed with the SEC on September 3, 2002

10.13               Stock Purchase Agreement dated September 20, 2001    Incorporated by reference to Exhibit 10.13 to the
                    by and between Terra Silex Holdings Ltd. Co. and     Company's Registration Statement on Form SB-2 as
                    Daleco Resources Corporation                         filed with the SEC on September 3, 2002

10.14               Warrant Agreement between Terra Silex Holdings       Incorporated by reference to Exhibit 10.14 to the
                    Ltd.  Co. and Daleco Resources Corporation           Company's Registration Statement on Form SB-2 as
                                                                         filed with the SEC on September 3, 2002

10.15               Registration Rights Agreement dated September 20,    Incorporated by reference to Exhibit 10.15 to the
                    2001                                                 Company's Registration Statement on Form SB-2 as
                                                                         filed with the SEC on September 3, 2002

10.16               Stock Purchase Agreement by and between Sumitomo     Incorporated by reference to Exhibit 10.16 to the
                    corporation of America and Daleco Resources          Company's Registration Statement on Form SB-2 as
                    Corporation                                          filed with the SEC on September 3, 2002

10.17               Warrant to Purchase Common Stock of Daleco           Incorporated by reference to Exhibit 10.17 to the
                    Resources Corporation                                Company's Registration Statement on Form SB-2 as
                                                                         filed with the SEC on September 3, 2002

Exhibit No.         Description                                          Location
-----------         --------------------------------------------------   -----------------------------------------------
10.18               Warrant to Purchase Common Stock of Daleco           Incorporated by reference to Exhibit 10.18 to the
                    Resources Corporation                                Company's Registration Statement on Form SB-2 as
                                                                         filed with the SEC on September 3, 2002

10.19               Registration Rights Agreement by and between         Incorporated by reference to Exhibit 10.19 to the
                    Daleco Resources Corporation and Sumitomo            Company's Registration Statement on Form SB-2 as
                    Corporation of America                               filed with the SEC on September 3, 2002

10.20               Master Distribution and Marketing Agreement          Incorporated by reference to Exhibit 10.4 to the
                    between Sumitomo Corporation of America and Daleco   Company's Annual Report on Form 10-KSB for the
                    Resources Corporation                                fiscal year ended September 30, 2001 as filed
                                                                         with the SEC on January 25, 2002

10.21               Employment Agreement, dated November 16, 2001,       Incorporated by reference to Exhibit 10.21 to the
                    between the Registrant and Dov Amir                  Company's Registration Statement on Form SB-2 as
                                                                         filed with the SEC on September 3, 2002

10.22               Employment Agreement, dated November 16, 2001,       Incorporated by reference to Exhibit 10.22 to the
                    between the Registrant and Gary Novinskie            Company's Registration Statement on Form SB-2 as
                                                                         filed with the SEC on September 3, 2002

10.23               Time Note, dated February 1, 2000, between the       Incorporated by reference to Exhibit 10.23 to the
                    Registrant and Louis Erlich                          Company's Registration Statement on Form SB-2 as
                                                                         filed with the SEC on September 3, 2002

10.24               Stock Purchase Agreement, dated November 16, 2001,   Incorporated by reference to Exhibit 10.8 of Form
                    between the Registrant and Sumitomo Corporation of   10-KSB filed with the SEC on January 25, 2002
                    America

10.25               Equity Line of Credit Agreement, dated July 23,      Incorporated by reference to Exhibit 10.25 to the
                    2002, between the Registrant and Cornell Capital     Company's Registration Statement on Form SB-2 as
                    Partners, LP                                         filed with the SEC on September 3, 2002

10.26               Registration Rights Agreement, dated July 23,        Incorporated by reference to Exhibit 10.26 to the
                    2002, between the Registrant and Cornell Capital     Company's Registration Statement on Form SB-2 as
                    Partners, LP                                         filed with the SEC on September 3, 2002

10.27               Escrow Agreement, dated July 23, 2002, among the     Incorporated by reference to Exhibit 10.27 to the
                    Registrant, Cornell Capital Partners, LP, Butler     Company's Registration Statement on Form SB-2 as
                    Gonzalez LLP, and Wachovia, N.A.                     filed with the SEC on September 3, 2002

Exhibit No.         Description                                          Location
-----------         --------------------------------------------------   -----------------------------------------------
10.28               Placement Agent Agreement, dated July 23, 2002,      Incorporated by reference to Exhibit 10.28 to the
                    between the Registrant and Westrock Advisors, Inc.   Company's Registration Statement on Form SB-2 as
                                                                         filed with the SEC on September 3, 2002

10.29               Securities Purchase Agreement, dated July 23,        Incorporated by reference to Exhibit 10.29 to the
                    2002, between the Registrant and the Buyers          Company's Registration Statement on Form SB-2 as
                                                                         filed with the SEC on September 3, 2002

10.30               Registration Rights Agreement, dated July 23,        Incorporated by reference to Exhibit 10.30 to the
                    2002, between the Registrant and the Buyers          Company's Registration Statement on Form SB-2 as
                                                                         filed with the SEC on September 3, 2002

10.31               Debenture, dated July 23, 2002, between the          Incorporated by reference to Exhibit 10.31 to the
                    Registrant and Cornell Capital Partners LP           Company's Registration Statement on Form SB-2 as
                                                                         filed with the SEC on September 3, 2002

10.32               Escrow Agreement, dated July 23, 2002, among the     Incorporated by reference to Exhibit 10.32 to the
                    Registrant, the Buyers, and Wachovia, N.A.           Company's Registration Statement on Form SB-2 as
                                                                         filed with the SEC on September 3, 2002

10.33               Transfer Agent Instructions, dated July 23, 2002,    Incorporated by reference to Exhibit 10.33 to the
                    among the Registrant, Cornell Capital Partners,      Company's Registration Statement on Form SB-2 as
                    LP, and Stock Trans, Inc.                            filed with the SEC on September 3, 2002

10.34               Key Man Contract effective October 1, 2001, by and   Incorporated by reference to Exhibit 10.34 to the
                    between Daleco Resources Corporation, Subsidiaries   Company's Registration Statement on Form SB-2 as
                    and Robert E. Martin                                 filed with the SEC on September 3, 2002

10.35               Registration Rights Agreement dated July 7, 2001,    Incorporated by reference to Exhibit 10.35 to the
                    by and among Daleco Resources Corporation and the    Company's Registration Statement on Form SB-2 as
                    Shareholders of 16/6, Inc.                           filed with the SEC on September 3, 2002

16                  Letter on Change in Certifying Accountant            Incorporated by reference to Exhibit 16 to the
                                                                         Company's Annual Report on Form 10-KSB for the
                                                                         fiscal year ended September 30, 1998, as filed
                                                                         with the SEC on May 18, 1999

21                  Subsidiaries of Issuer                               Incorporated by reference to Exhibit 22 to the
                                                                         Company's Annual Report on Form 10-KSB for the
                                                                         fiscal year ended September 30, 1996, as filed
                                                                         with the SEC on January 14, 1997

22                  Westlands Resources Corporation, Nevada              Incorporated by reference to Exhibit 22.1 to the
                    Sustainable Forest Industries, Inc., Delaware        Company's Annual Report on Form 10-KSB for the
                                                                         fiscal year ended September 30, 1996, as filed
                                                                         with the SEC on January 14, 1997


Item 14. CONTROLS AND PROCEDURES
--------------------------------

         Based on the performance of the Company over the past ninety (90) days, Management believes that its existing disclosure controls and procedures are adequate.

         The Company currently consults with its Directors and/or Executive Committee of the Board of Directors and outside counsel regarding all potential disclosures before making any disclosure to third parties. The Company has not changed its internal controls. Since the Company only has six (6) employees, the Company's internal controls are easily implemented and overseen.

                                   SIGNATURES



         In accordance with Section 13 or 125(d) of the exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          DALECO RESOURCES CORPORATION


Dated:  January 10, 2003            By:  /s/ Gary J. Novinskie
                                         ---------------------------------------
                                         Gary J. Novinskie, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: January 10, 2003             By:  /s/ Gary J. Novinskie
                                         ---------------------------------------
                                         Gary J. Novinskie, Director,
                                         President, COO

Dated: January 10, 2003             By:  /s/ Dov Amir
                                         ---------------------------------------
                                         Dov Amir, Chairman of the Board of
                                         Directors, and Chief Executive Officer


Dated: January 10, 2003             By:  /s/ C. Warren Trainor, Esquire
                                         ---------------------------------------
                                         C. Warren Trainor, Esquire, Director


Dated: January 10, 2003             By:  /s/ Robert E. Martin
                                         ---------------------------------------
                                         Robert E. Martin, Director


Dated: January 10, 2003             By:  /s/ Alfonso Knoll
                                         ---------------------------------------
                                         Alfonso Knoll, Director


Dated: January 10, 2003             By:  /s/ Robert Graustein
                                         ---------------------------------------
                                         Robert G. Graustein, Director

                                  CERTIFICATION


         I, Gary J. Novinskie, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Daleco Resources Corporation.

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 10, 2003                            /s/ Gary J. Novinskie
                                           -------------------------------------
                                           Gary J. Novinskie
                                           President and Chief Financial Officer

In connection with the Yearly Report of Daleco Resources Corporation (the "Company") on Form 10-KSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dov Amir, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                                                      /s/ Dov Amir
                                             -----------------------------------
                                             Dov Amir
                                             Chief Executive Officer
                                             January 10, 2003