Form 10-Q
period 2002-12-31
DALECO RESOURCES CORP
filed 2003-02-14
CIK 746967

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 FIRST AMENDMENT
                                   FORM 10-QSB

(X)      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002
                               -----------------

( )      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ______________

Commission File Number 0-12214

                          DALECO RESOURCES CORPORATION
            -------------------------------------------------------
              Name of small business issue as specified in Charter

Nevada                                                                        23-2860734
--------------------------------------------------------------                ------------------------------------
(State or other jurisdiction of incorporation or organization)                (IRS Employer Identification Number)

120 North Church Street
West Chester, Pennsylvania 19380                                              (610) 429-1258
----------------------------------------------                                ---------------------------
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

                                      INDEX

                                                                                                             PAGE
PART I   FINANCIAL INFORMATION

   ITEM 1         FINANCIAL STATEMENTS (Unaudited).........................................................    3
                  Consolidated Balance Sheets..............................................................    3
                  Consolidated Statement Of Loss...........................................................    5
                  Consolidated Statement Of Deficit........................................................    6
                  Consolidated Statement Of Cash Flow......................................................    7
                  Notes to Consolidated Financial Statements...............................................    8

ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS......................................................   28

ITEM 3            CONTROLS AND PROCEDURES..................................................................   29

PART II           OTHER INFORMATION........................................................................   30

ITEM 2            CHANGE IN SECURITIES.....................................................................   30

ITEM 3            HELLER DEBT..............................................................................   31

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................   32

ITEM 6            Exhibits and Reports on Form 8-K.........................................................   32

SIGNATURES        .........................................................................................   33


DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2002--PREPARED BY MANAGEMENT (UNAUDITED) AND SEPTEMBER 30, 2002 (AUDITED)
--------------------------------------------------------------------------------

                                                                         December 31, 2002      September 30, 2002
                                                                         -----------------      ------------------
                                                                            (unaudited)             (audited)
 ASSETS
Current Assets
         Cash Accounts                                                     $    422,220            $    492,939
         C/Ds                                                                   132,743                 132,743
         Account receivables                                                    610,884                 848,487
         Jib Receivables                                                           --                      --
         Prepaid Mineral Royalties (note 5c)                                    240,150                 240,150
         Other Current Assets                                                     5,369                   5,369
                                                                           ------------            ------------
                      Total Current Assets                                 $  1,411,366            $  1,719,688
                                                                           ------------            ------------
Other Assets
         Investment in Mining Joint Venture                                $    232,197            $    232,197
         Goodwill                                                               813,357                 813,357
         Accumulated Amortization Goodwill                                     (813,357)               (813,357)
                  Net Goodwill                                                     --                      --
         Debt Placement Costs                                                   584,815                 584,815
         Accumulated Amortization                                              (584,815)               (584,815
                  Net Debt Placement Costs                                         --                      --
         Equity Placement Costs                                                    --                      --
         Accumulated Amortization Equity Costs                                     --                      --
                  Net Equity Placement                                             --                      --
         Other Assets                                                              --                      --
                      Total Other Assets                                   $    232,197            $    232,197
                                                                           ============            ============
Fixed Assets
         Oil and Gas Properties (note 3)                                   $ 12,607,950            $ 12,607,950
         Accumulated DD&A                                                    (6,432,950)             (6,307,950)
                  Net Oil and Gas Property                                    6,175,000               6,300,000
         Mineral Properties (note 5)                                         12,609,100              12,609,100
         Accumulated DD&A                                                          --                      --
                  Net Mineral Property                                       12,609,100              12,609,100
         Timber Properties (note 4)                                           1,028,342               1,028,342
         Accumulated DD&A                                                    (1,028,342)             (1,028,342)
                  Net Timber Property                                              --                      --
         Technology/Patent Rights (note 6)                                    7,767,000               7,767,000
         Accumulated DD&A                                                    (1,591,338)             (1,399,743)
                  Net Tech./Patent Rights                                     6,175,662               6,367,257
         Property, Equipment, Furniture & Fixtures                              514,749                 514,749
         Accum. Depr (P, E, P &  P)                                            (481,427)               (476,766)
                  Net (P, E, P & P)                                              33,322                  37,983
         Leasehold Improvements                                                    --                      --
         Accu. Amort. (Lease  Improvements)                                        --                      --
                  Net Lease Improvements                                           --                      --
                                                                           ------------            ------------
                      a)   Total Fixed Assets                              $ 24,993,084            $ 25,314,340
                                                                           ============            ============
                      b)   Total Assets                                    $ 26,636,647            $ 27,266,225
                                                                           ============            ============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2002--PREPARED BY MANAGEMENT (UNAUDITED) AND SEPTEMBER 30, 2002 (AUDITED)
--------------------------------------------------------------------------------



                                                                         December 31, 2002      September 30, 2002
                                                                         -----------------      ------------------
                                                                            (unaudited)             (audited)

LIABILITIES
Current Liabilities
         Trade A/P                                                               $    571,884    $    784,520
         Notes Payable (note 7)                                                       142,543         142,543
         Note Due related Pty (note 8)                                                698,196         698,196
         HFI Financing (note 10a)                                                   5,154,783       5,154,783
         Loans--1st Regional (note 10d)                                               100,000         100,000
         CAMI Notes                                                                   514,881         514,881
         Sonata and Standard Energy  Financing (notes 7b and 10b)                        --              --
         Accrued Interest Expense (notes 10a and 10b)                               1,971,407       9,974,261
         Accrued Dividend Expense (notes 11d and 16)                                1,835,106       1,750,106
         Accrued Expense Reimbursements                                                64,286          55,938
         Accrued Salary Expense                                                       223,724         170,595
                                                                                 ------------    ------------
                      Total Current Liabilities                                  $ 11,276,810    $ 11,345,823
                                                                                 ------------    ------------

Long Term Debt                                                                        225,000    $    300,000

         Total Long Term Debt                                                    $    225,000    $    300,000
                                                                                 ------------    ------------
                      Total Liabilities                                          $ 11,501,810    $ 11,645,823
                                                                                 ------------    ------------
EQUITY
         Beginning Retained Earnings                                             $(22,421,362)   $(18,185,097)
         Current Period Income/(loss)                                                (580,564      (3,511,493)
         Dividends Paid (Cash & Stock)                                                   --          (724,772)
         Add. Paid in Capital                                                      37,921,917      37,836,061
         Preferred Stock (note 11)                                                      3,830           3,830
         Common Stock (note 11)                                                       211,016         201,873

                                   Total Equity                                  $ 15,134,837    $ 15,620,402
                                                                                 ------------    ------------
                      Total Liabilities and Equity                               $ 26,636,647    $ 27,266,225
                                                                                 ============    ============





                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF LOSS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2002 AND 2001 -- PREPARED BY MANAGEMENT (UNAUDITED)


                                                                               2002          2001
                                                                             ---------    ---------
Revenue
         O&G Sales                                                           $ 344,457    $ 243,695
         N P I Receipts                                                           --           --
         Royalty Receipts                                                        5,308        4,079
         Timber Sales                                                             --           --
         Mineral Sales                                                            --           --
                           Total Operating Income                            $ 349,765    $ 247,775
                                                                             ---------    ---------
         Interest Income                                                          --           --
         Well Management                                                        17,111       17,111
         Ptr. Management                                                          --           --
         Other Income                                                             --           --
                           Total Other Income                                $  17,111    $  17,111
                                                                             ---------    ---------
         Total Income                                                        $ 366,876    $ 264,886
                                                                             =========    =========
Expenses
         LOE - Oil and Gas                                                     158,223      196,392
         LOE--Timber                                                             5,500            0
         LOE--Minerals                                                          35,000            0
         N P I Exp                                                                --           --
         Prod Tax                                                               27,538       19,066
         DD&A (Fixed Assets)                                                   321,256      283,945
         Third Party Distributions                                               4,029       32,241
                           Total Operational Expense                         $ 551,546    $ 531,645
                                                                             ---------    ---------

         Interest Expense                                                      180,350      184,157
         General and Administrative Expenses                                   120,021      132,512
         Legal and Professional Fees                                           120,021       90,224
         Financial Advisor Fees                                                   --         30,000
         Shareholder Information                                                 1,841        5,512
         Amortization of Debt Costs                                               --           --
         Amortization of Goodwill                                            $    --      $    --
                           Total Expenses                                    $ 947,440    $ 974,209
                                                                             ---------    ---------
                           Net Income (Loss)                                 $(580,564    $(709,324)
                                                                             =========    =========
         Basic and Fully Diluted Net Loss per Common Share                   $    (.03)   $    (.04)

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF DEFICIT FOR THE THREE MONTHS
ENDED DECEMBER 31, 2002 AND 2001 - PREPARED BY MANAGEMENT (UNAUDITED)
--------------------------------------------------------------------------------


                                              2002            2001
                                          -------------  --------------
Deficit - Beginning of Period             $(22,421,362)  ($18, 185,097)
Net loss for the period                       (580,564)      (709, 325)
Dividends on Preferred Stock                       (--)       (328,060)
Deficit - End of Period                   $(23,086,926    ($19,222,482)
                                          ============    ============











                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE THREE MONTHS
ENDED DECEMBER 31, 2002 AND 2001 - PREPARED BY MANAGEMENT (UNAUDITED)
--------------------------------------------------------------------------------



                                                                      2002           2001
                                                                  -----------    -----------
Operating Activities
Net Income/( loss) for the period                                 $  (580,564)   $   (709,32)
Items not affecting working capital
         Change in DD & A for period                              $   321,256    $  (257,246)
         Debt Amortization -                                                0           --
         Amortization of Good Will                                          0           --
                           Sub Total                              $   321,256      (257, 246)
                                                                  -----------    -----------
Items affecting Working Capital:
         (Increase) Decrease in other assets                      $         0    $  (300,000)
         (Increase) Decrease in Pre-paid Royalties                          0           --
         (Increase) Decrease in accounts receivable                   237,603         72,447
         Increase (Decrease) in Trade payables                       (212,637)    (2,420,824)
         Increase (Decrease) in other Accrued Expenses                 61,477        (30,207)
         Gain/(loss) on Sale of Properties                                  0           --
                           Sub Total                              $    86,443    $(2,420,824)
                                                                  -----------    -----------

Cash provided (used) for operating activities                     $  (172,865)   $(1,968,745)
                                                                  -----------    -----------

Investing Activities
         (Increase)/decrease in Investment in Subsidiaries        $         0    $      --
         Leasing, Acquisition and Well Costs Incurred                      00           --

Cash Provided from/(used for) Investing Activities                $         0    $      --

Financing Activities
         Increase/(decrease) Notes due Related Parties            $         0    $     6,000
         Increase/(decrease) Other Notes due                                0       (349,092)
         Increase/(decrease) Accrued Interest                          (2,854)       (45,835)
         Increase/(decrease) Accrued Dividends                         85,000        (89,689)
         Dividends Paid                                                     0           --
         Proceeds of Equity Issuance                                   95,000      1,300,000
         Proceeds of L/ Debt                                             --          (75,000)
                                                                                 -----------
Cash provided from/(used for) financing activities                $   102,146    $   821,375
                                                                  -----------    -----------
Net Increase/(decrease) in cash for period                        $   (70,719)   $(1,147,370)

Cash and Cash Equivalents - Beginning of Period                   $   625,682    $ 2,501,040
                                                                  -----------    -----------
Cash and Cash Equivalents - End of Period                         $   554,963    $ 1,353,670
                                                                  ===========    ===========
         Change in Cash FY 1st Qtr                                $   (70,719)   $(1,147,370)
                                                                  ===========    ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2002 AND 2001 - PREPARED BY MANAGEMENT (UNAUDITED)
--------------------------------------------------------------------------------

1.       CONTINUED OPERATIONS

         The financial statements have been prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. For the quarter ending December 31, 2002, the Company reported a loss of $580,564. he ability of the Company to meet its total liabilities of $11, 645,823, of which $5,154,783 is nonrecourse to the Company (See Note 10a) and to continue as a going concern is dependent upon the availability of future funding, achieving profitable timber operations and successful development of newly acquired mineral assets. On July 24, 2002 ("Closing Date"), the Company entered into a $10,000,000 Equity Line of Credit Agreement with Cornell Capital Partners, L.P. ("CCP"). As part of the transaction, the Company issued to CCP a two year convertible debenture in a face amount of $300,000. The debenture is convertible into common stock at a price equal to the lesser of 120% of the final bid price on the Closing Date or 80% of the average lowest three closing bid prices as reported by Bloomberg of the Company's common stock for the five trading days immediately preceding the date of the conversion. The equity line provides for the Company to draw down $75,000 per week over a three year period. In accordance with the provisions of the Equity Line of Credit, the Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission which became effect on November 7, 2002.

         The Company will continue to seek and evaluate "project specific" funding commitments and other capital funding alternatives if and as they become available.

         As of December 31, 2002, the Company and certain of it subsidiaries were in default of certain debt obligations (See Notes 7, 8 and 10(a) below). The holders of these instruments are working with the Company to achieve the ultimate extinguishment of the obligations.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2002 AND 2001 - PREPARED BY MANAGEMENT (UNAUDITED)
--------------------------------------------------------------------------------

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2002 AND 2001 - PREPARED BY MANAGEMENT (UNAUDITED)
--------------------------------------------------------------------------------

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

         h.       Debt Issue Costs

         Debt issue costs, represent those associated with the Heller Financial, Inc. loan (see Note 10) and were being amortized over a period of five years The debt issuance costs had been fully amortized as of March 31, 2002.

         i.       Cash and Cash Equivalents

                  Cash and cash equivalents include cash and investments with original maturities of three months or less.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2002 AND 2001 - PREPARED BY MANAGEMENT (UNAUDITED)
--------------------------------------------------------------------------------

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

3.       Oil and Gas and Equipment

                                                           2002          2001
                                                       -----------   -----------

Proven lease acreage costs                             $ 5,429,996   $ 5,429,996

Proven undeveloped lease acreage costs                 $ 1,745,810   $ 1,745,810

Well costs                                             $ 5,432,145   $ 5,432,145
                                                       -----------   -----------
                                                       $12,607,950   $12,607,950

Accumulated depletion, depreciation and amortization     6,432,950     5,577,950
                                                       -----------   -----------
                                                       $ 6,175,000   $ 6,730,000
                                                       ===========   ===========

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2002 AND 2001 - PREPARED BY MANAGEMENT (UNAUDITED)
--------------------------------------------------------------------------------

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

         The acquisition has been accounted for by the purchase method. The purchase price of $962,500 was determined based on the fair value of the 150,000 common shares of the Company given to acquire Sustainable. The fair value of the net liabilities of Sustainable acquired was $65,842 resulting in consideration of approximately $1,028,500 which has been recorded as timber rights. To reflect adjustments to the carry value of these assets, the Company has taken charges accumulating $1,028,500 as of December 31, 2002.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2002 AND 2001 - PREPARED BY MANAGEMENT (UNAUDITED)
--------------------------------------------------------------------------------


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

         c.       Prepaid Royalties.
         The Company receives a credit in the nature of "prepaid royalties" for rents paid on the Marfa Zeolite Lease, Presidio County, Texas, and a portion of the New Mexico Oro Grande Limestone Lease in Cibola County, New Mexico. During Fiscal year 2002 the Company did preliminary mining activities on its properties for the purpose of testing the minerals and producing samples for sales. The Company anticipates the commencement of the commercial production of its calcium carbonate, Kaolin and zeolite properties in the second and third quarters of Fiscal Year 2003. The Company did make sales of its CA Series products in December 2002. Testing of the Company's Kaolin was commenced in December 2002 to confirm its properties for bidding on contracts currently anticipated to occur towards the end of the Company's second quarter. A portion of the Prepaid royalties ($232,197) attributable to the Calcium Carbonate deposits are not anticipated to be fully recovered in Fiscal Year 2003 and are carried as Long Term Assets. The remainder of the prepaid royalties($240,150) are anticipated to be fully used in Fiscal Year 2003 and are listed as Current Assets.


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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2002 AND 2001 - PREPARED BY MANAGEMENT (UNAUDITED)
--------------------------------------------------------------------------------

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

b. During fiscal 1998, the Company borrowed $145,000 from four (4) persons. The debt was evidenced by Notes which matured on November 21, 1998. The Notes earned interest at 2% over the prime rate charged by the Huntingdon National Bank of Columbus, Ohio, through the maturity date, and 18% thereafter. The Note holders were also given warrants. (See Note 11(b)-- Warrants) $75,000 in principal amount plus accrued interest due to Sonata Investment Company, Ltd. ("Sonata") was paid to Sonata on November 30, 2001. On June 7, 2002, Mr. Lincoln converted his
         Note in the amount of $20,000, plus accrued and unpaid interest of $13,528.17, into 49,818 shares of common stock. The debt was converted at a price of $.673 per share which represented the average of the bid and closing prices for the five day period prior to the conversion. Presently, only two of the 4 Notes comprising $50,000, in the aggregate, of the original $145,000 remain outstanding. On August 1, 2001, the Company borrowed $42,000 from Standard Energy Company. This loan earned interest at 2% per annum. The Standard Energy Company loan was satisfied on November 30, 2001. As of June 30, 2002, only two of the original four (4) notes, each in the face amount of $25,000, remain outstanding.

c. Pursuant to Paragraph 5.1 of the Agreement and Plan of Merger by and among Clean Age Minerals Incorporated ("CAMI") and Strategic Minerals, Inc. ("SMI") and the Company dated September 19, 2000, obligations of CAMI to certain officers, directors and third parties were to have been satisfied by SMI or the Company within one (1) year of the merger. The indebtedness totaled (including the Martin Debt as defined in Note 8(b) below) $514,881 and was evidenced by Notes dated September 19, 2000. The Notes were due and payable on or before September 18, 2001 and provide for interest at the rate of 8% per annum. These Notes remain outstanding. As of December 31, 2002, the total amount payable on these notes is $607,575 representing principal of $514,881 and accrued but unpaid interest of $92,694.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2002 AND 2001 - PREPARED BY MANAGEMENT (UNAUDITED)
--------------------------------------------------------------------------------

8.       Due to (from) Related Parties

         (a)      Due to (from) Amir

         Mr. Amir has entered into four (4) Notes with the Company as follows:

         (1) Note dated October 1, 1995, bearing interest at the rate of prime plus 3 percent in the principal amount of $91,062.00. This amount remains outstanding as of December 31, 2002.

         (2) Note dated October 1, 1995 bearing interest at the rate of 7% as a result of various advances as to the Company in the principal amount of $445,134 as of December 31, 2002.

         (3) Note dated July 20, 1998 in the face amount of $25,000 (See Note 7(b)) bearing interest at the rate of 2% over the prime rate charged by the Huntingdon National Bank of Columbus, Ohio, through the maturity date, November 21, 1998 and 18% thereafter.

         (4) Note dated June 17, 2002 bearing interest at the rate of 7% in the principal amount of $137,000.

         As of December 31, 2002, the outstanding principal and accrued but unpaid interest on the obligations listed under numbers 1 through 4 to Mr. Amir amounted to $700,752.

         Mr. Amir was also entitled to a cash payment of $25,000 under his Key Man Contract on June 30, 2002. This bonus has not been paid (See Note 13(b)).

         Prior to conversion of his Series A Preferred Stock into common stock, Mr. Amir was entitled to have received dividends in the amount of $91,550.72 of which $59,337.72 remains outstanding (See Note 7(a)).

         As of December 31, 2002, the Company owed Mr. Amir $18,846 in unreimbursed business expenses and $33,335 in accrued but unpaid salary.

         During 2002, the Company paid Mr. Amir $170,000 in partial payment of the accrued and unpaid interest on his notes, unreimbursed expenses and dividends attributable to the Class A Preferred Stock. These payments have been reflected in the current and prior quarterly statements. Mr. Amir subsequently advanced the Company an additional $137,000 (see 8(a)(4) above).

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2002 AND 2001 - PREPARED BY MANAGEMENT (UNAUDITED)
--------------------------------------------------------------------------------

         Mr. Amir converted $10,000 of indebtedness into 71,942 shares of Common Stock as of December 3, 2002. The conversion was at the average of the closing bid and asking price for the Common Stock for the five trading days prior to the date of conversion.

         As of December 31, 2002, the Company was indebted to Mr. Amir in the aggregate amount of $862,269.

(b) By virtue of the merger of Clean Age Minerals Incorporated ("CAMI") with Strategic Minerals, Inc. on September 19, 2000, Strategic Minerals, Inc. assumed the obligation of CAMI to Mr. Robert E. Martin in the amount of $134,811 ("Martin Debt"). The Martin Debt was to have been satisfied on or before September 18, 2001 but was not and remains outstanding. As of December 31, 2002, the Martin Debt amounts to $165,645 representing $134,811 in principal and $30,834 in accrued but unpaid interest. The Martin Debt is evidenced by a Note providing for an annual rate of interest of 8%. These amounts are included in the amounts shown for the Company's obligation to the former officers and directors of Clean Age Minerals Incorporated. (See Note 7(c)).

(c) Novinskie Debt. Under the terms of Mr. Novinskie's employment agreement (See Note 13(b)), Mr. Novinskie was to have received a cash bonus of $25,000 as of September 30, 2002. This bonus was not paid. As of December 31, 2002, the Company owed Mr. Novinskie $36,146 in unreimbursed expenses and $33,338 in accrued but unpaid salary and $25,000 in accrued and unpaid bonuses (as discussed previously).

` Mr. Novinskie converted $10,000 of indebtedness into 71,942 shares of Common Stock as of December 3, 2002. The conversion was at the average of the closing bid and asking price for the Common Stock for the five trading days prior to the date of conversion. As of December 31, 2002, the Company was indebted to Mr. Novinskie in the aggregate amount of $94,484.

9.       Debentures

                                                   2002             2001
                                                   ----             ----

                  8% Convertible Debentures       $30,000          $30,000
                                                  -------          -------

         a.       8% Convertible Debentures

         On September 11, 1996, the Company issued $1,310,000 worth of 8% convertible debentures with interest payable in stock only and accruing until conversion or redemptions after the term of two years. The placement agent's fees were 10% of the gross proceeds and 12,111 warrants at $10.07 expiring November 16, 2001. The debentures may be converted after a holding period of 45 days after closing at the lessor of: (1) the fixed conversion price ($10.171875), or (2) 75% of the average closing bid price for the five trading days immediately preceding the date of conversion. As of December 31, 2002, $1,280,000 of the 8% debentures had been converted into 981,322 common shares.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2002 AND 2001 - PREPARED BY MANAGEMENT (UNAUDITED)
--------------------------------------------------------------------------------

10.      Long-Term Debt

         Long-term debt of the Company consists of the following:

         a.       Heller Financial, Inc.

         In August 1997, the Company entered into an arrangement with Heller Financial, Inc. ("Heller") whereby Heller agreed to provide the Company with up to $15,000,000 to rework existing horizontal wells, re-complete its vertical wells as horizontal wells, and develop additional acreage. Under the terms of the agreement, all of the properties of Westlands were transferred to a newly formed limited partnership, Tri-Coastal Energy, L.P., the general partner of which is Tri-Coastal Energy, Inc., (Tri-Coastal) and the sole limited partner of which is Westlands. Westlands is also the sole shareholder of Tri-Coastal Energy, Inc. The amount outstanding (principal and accrued interest) under this arrangement as of December 31, 2002 and 2001, was $6,942,138 and $7,017,390, respectively. Interest on the borrowings is at prime plus 2%. Principal is paid out of 85% of the net cash flow from the properties. Additional interest is payable from 50% of the net cash flow from these properties after the payment of principal. In January 1999, Heller declared the loan to be in default, as a result of the pledged properties failure to generate the required interest payments. This was solely attributable to the decrease in the low worldwide prices for oil. As a result, the full amount of the Heller Loan has been reclassified as current debt. With the recovery of oil prices, the Heller Loan has come back into compliance, however, Heller has not rescinded its default notice. The obligations to Heller are non-recourse to the Company and payable solely out of the oil and properties pledged to Heller as collateral.

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

  7                                     17

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2002 AND 2001 - PREPARED BY MANAGEMENT (UNAUDITED)
--------------------------------------------------------------------------------

         c.       First Regional Bank

         In September 1998, the Company assumed a $100,000 loan with First Regional Bank when it acquired Haly Corporation. Interest is at 6.9% and the loan matures December 12, 2003. The loan is secured by personal assets of Dov Amir an officer and Director of the Company.

11.      Capital Stock

                                                                                                          NUMBER OF
                                                                                                           SERIES B
                                                                               NUMBER OF SERIES           PREFERRED
                                                  NUMBER OF COMMON                  A PREFERRED          SHARES PAR
                                                 SHARES, PAR VALUE            SHARES PAR VALUE          VALUE $0.01
                                                   $0.01 PER SHARE          $0.01 PER SHARE (1)       PER SHARE (1)
                                                   --------- -----          -------------------       --- --------

Balance as of December 31, 2001                         16,337,614                        8,000             713,000

Issuance on the conversion of                            2,549,793                                        (338,000)
Series B Preferred
Issued to Holders of Series B Preferred
Stock as payment for accrued interest
through the date of conversion (See Note 11(d))            148,531
Issuance on conversion of the Note held
  by David Lincoln (See Note 7(b))                          49,818
Issuance to Cornell Capital Partners, L.P.
  and Westrock Advisors(2)(5)                            1,640,073
Issued to Mr. Novinskie and Mr. Amir(3)(4)                 229,500
Issued to Gary E. Ellison, P.C.
  for legal services(6)                                    146,301
Ending Balance as of December 31, 2002                  21,101,630                        8,000             375,000
                                                        ----------                        -----             -------


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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2002 AND 2001 - PREPARED BY MANAGEMENT (UNAUDITED)
--------------------------------------------------------------------------------

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

(3) On October 31, 2002, the Company issued a total of 85,616 shares to Mr. Dov Amir (42,808) and Mr. Gary Novinskie (42,808) in accordance with their Key Man Employment Agreements. The stock was issued as of July 1, 2002 (See
     Note 13(b)). Mr. Martin was issued 50,000 shares in payment of his $50,000 bonus under his Key Man Employment Agreement at $1.00 per share. (See Notes 12 (a) and 13(b))

(4) On December 3, 2002, each of Mr. Amir and Mr. Novinskie converted $10,000 of debt owed to them by the Company into 71,942 shares of common stock for (143,884 in the aggregate) (See Notes 8(a) and 8(c)).

(5) On November 27, 2002, Cornell Capital Partners ("CCP") converted $10,000 of the $300,000 debenture issued as part of its Equity Line of Credit transaction ("Debenture") into 85,470 shares, on December 9, 2002, CCP converted $40,000 of the Debenture into 366,972 shares and on December 30, 2002 CCP converted $25,000 of the Debenture into 318,066 shares, for a total of 770,508 shares. On July 24, 2002, the Company entered into a $10,000,000 equity line of credit with CCP. As part of the transaction, the Company issued a $300,000 Debenture to CCP. The Debenture issued interest at six percent (6%) per annum and matured in two years. CCP had the right to convert the Debenture into Common Stock of the Company at a price equal to the lessor of either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price of the Common Stock on July 24, 2002, or
     (b) an amount equal to eighty percent (80%) of the average of the three (3) lowest Closing Bid Prices of the Common Stock for the five (5) trading days immediately preceding the date of CCP's conversion of the debenture into Common Stock.

(6)  On June 25, 2002, the Company satisfied $98,460.77 of indebtedness to Gary
     E. Ellison, P.C. special counsel to the Company by issuing Mr. Ellison 146,301 shares of Common Stock. This was accomplished through the filing on Form S-8 with the Securities and Exchange Commission on June 24, 2002.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2002 AND 2001 - PREPARED BY MANAGEMENT (UNAUDITED)
--------------------------------------------------------------------------------



         a.       Common Stock Options
                                                      December 31,  December 31
                                                         2002          2001
                                                      ------------  -----------
                  Outstanding and Exercisable (3)
                   at beginning of period             6,110,000     3,610,000

                  Canceled                             (524,384)          (--)

                  Granted                                 -----     2,500,000

                  Reclassified                          (85,616)           --

                  Exercised                                 (--)      (50,000)

                  Outstanding and Exercisable (2)
                   at end of period                   5,500,000     6,110,000
                                                      ---------     ---------

         (1) These shares were reclassified as a grant under the Key Man Contracts with Mr. Amir and Mr. Novinskie. Previously they were included as options. The exact amount of the grant was not determinable until June 30, 2002 when the exercise price of the $25,000 portion of the $50,000 Key Man Contract bonus was to be paid to Mr. Novinskie and Mr. Amir in common stock.

         (2) Of the 5,500,000 options outstanding, 5,050,000 are held by current officers, directors and employees of the Company. The exercise price for the options held by insiders range from $0.25 per share to $1.08 per share. On November 12, 2002, 110,000 options awarded under the Company's Non-Qualified Stock Plan expired. These options had an exercise price of $2.19 per share.


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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2002 AND 2001 - PREPARED BY MANAGEMENT (UNAUDITED)
--------------------------------------------------------------------------------

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2002 AND 2001 - PREPARED BY MANAGEMENT (UNAUDITED)
--------------------------------------------------------------------------------

         b.       Common Stock Warrants

         Common Stock warrants outstanding at December 31, 2002, consist of the following(1):


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

         On November 28, 2001, a total of 435,941 warrants to purchase common stock were granted to Sonata Investment Ltd. (warrants for 395, 273 shares of common stock ("Sonata Warrant")) and Standard Energy (warrants for 40, 668 shares of common stock ("Standard Warrant")) as consideration for entering into the Loan Conversion Agreement dated August 1, 2001. The Loan Conversion Agreement extended the date by which the Company had to satisfy its obligations to both Sonata Investment Company, Ltd. ("Sonata") (See Note 10(b)) and Standard Energy Company ("Standard") and granted both Sonata and Standard the right to convert the debt into common stock of the Company at such time as the Company advised Sonata and Standard of its intent to satisfy the Company's obligations to one or both entities. Sonata and Standard are affiliated entities. The exercise price was fixed at $1.05. The Sonata and Standard Warrants were to have expired August 1, 2002. However, the Company agreed to extend the termination date of the Sonata and Standard Warrants until July 31, 2004 in exchange for Sonata's relinquishing its twenty percent (20%) interest in the net profits of the Company's subsidiary Sustainable Forest Industries, Inc. (See Note 10(b))

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2002 AND 2001 - PREPARED BY MANAGEMENT (UNAUDITED)
--------------------------------------------------------------------------------

         On August 10, 2002, warrants for 25,000 shares issued to the Kanes in consideration for forbearance on the redemption of the Series A Preferred Stock expired.

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

         c.       Net Income Per Share

         Net income per share (primary basis) was calculated on the primary basis of the weighted average number of common shares outstanding which amounted to 20,101,630 for the period ended December 31, 2002 (2001 -- $16,337,614). For the periods ending December 31, 2002 and 2001, the exercise of the options and warrants outstanding as at year end did not have a dilutive effect on the net income per share.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2002 AND 2001 - PREPARED BY MANAGEMENT (UNAUDITED)
--------------------------------------------------------------------------------


         d.       Payment of Accrued Dividends

         $603,024 of accrued dividends attributable to the 8% Cumulative Convertible Preferred Stock issued in the acquisition of CAMI ("CAMI Preferred") was paid in 480,998 shares of Common Stock upon conversion of 1,626,800 shares of the CAMI Preferred Stock to Common Stock commencing October, 2001 through December 31, 2002. See also Note 14(b), regarding payment of accrued dividends on the Series A Preferred Stock held by the Kanes through December 31, 2002.

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

b. On November 16, 2001, the Company entered into a Stock Purchase Agreement with SCOA ("SCOA SPA"). As a condition to the closing of the SCOA SPA, SCOA required that the Company enter into Key Man Employment Contracts ("Key Man Contracts") with Messrs. Robert E. Martin, Gary J. Novinskie and Dov Amir. The Key Man Contracts are for an initial three
         (3) year term. The Key Man Contracts provide for acceleration of the

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2002 AND 2001 - PREPARED BY MANAGEMENT (UNAUDITED)
--------------------------------------------------------------------------------

         vesting of incentive options should the Key Man be terminated prior to the expiration of the term of the Key Man Contracts. Each of Messrs. Novinskie and Amir are granted options for 500,000 shares of Company Common Stock while Mr. Martin was granted options for 1,000,000 shares of Common Stock. There are like provisions for the acceleration of the salary due each employee over the life of the Contract. (See Note 11a.) The Key Man Contract also provided for a bonus to Messrs. Novinskie and Amir of $50,000 to be paid one-half in cash and one-half in stock. (See
         Note 13(a) above). Mr. Novinskie's cash bonus has not been paid. Mr. Amir's bonus was debted against an advance given to Mr. Amir in the third quarter. (See Note 8.) Under Mr. Martin's Key Man Contract, he was granted a salary of $50,000 for the six month period April 1, 2002 through September 30, 2002 ($8,333.34 per month), and $100,000 per year for the remaining two (2)years of his Key Man Contract. In accordance with his contract, the Company commenced paying Mr. Martin's salary as of April 1, 2002.

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

b. Kane v. Daleco Resources Corp., et. al. On or about January 14, 2000, Stanley B. Kane, et. al. commenced an action in the Superior Court, Los Angeles, California to enforce their right to have the Company repurchase 16,000 shares (stated value $50,000 purchase) of Series A, 10% Cumulative Preferred Stock. The Plaintiffs had the right to put the stock to the Company on August 20, 1999, which they did. Although the Company continued to pay quarterly dividends on the Series A Preferred Stock, it did not redeem the shares due to its lack of liquidity. Also named in the suit were Messrs. Dov Amir (a current officer and director of the Company) and Mr. Louis Erlich (who was an officer and director of the Company at the time of the issuance of the Series A Preferred Stock) who had given personal guaranties to the Plaintiffs.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2002 AND 2001 - PREPARED BY MANAGEMENT (UNAUDITED)
--------------------------------------------------------------------------------

         Mr. Amir satisfied his obligation under his guaranty to purchase one-half on 8,000 shares from the Plaintiffs. The Company entered into Stipulation for the Entry of Final Judgment and Judgment thereon as to Daleco Resources Corporation, pursuant to which the Company shall have until August 1, 2001 in which to redeem the remaining 8,000 shares for $400,000 plus accrued dividends through the date of settlement at a rate of ten percent (10%) per annum. The Kanes have been granting the Company an extension of the August 1, 2001 date on a month to month basis. On December 7, 2001, the Company paid the Kanes $90,000 representing all accrued and unpaid dividends on the Series A Preferred Stock through December 31, 2001. The Company has paid all dividends due and payable to the Kanes for periods through the fiscal quarter ending March 31, 2002. Payments for the last two quarters ending September 30, 2002, in the amount of $20,000, are still outstanding.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2002 AND 2001 - PREPARED BY MANAGEMENT (UNAUDITED)
--------------------------------------------------------------------------------


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

                  The Company's performance during its first fiscal Quarter ended December 31, 2002, was influenced by a variety of factors which were beyond the control of management, such as the variability of the demand for and the pricing of crude oil and natural gas with the Company's operating areas and the demand and pricing, both domestically or internationally, for the Company's timber and industrial minerals impacted on the Company's results. The prior certification of the Company's timber and Patented Process by independent parties also hindered the Company's ability to enter into immediate contracts for the sale of these products.

         For the three month period ending December 31, 2002, total revenues increased by $101,991 (38.5%) while operating expenses decreased by $38,169 (16.1%) as compared with the same quarter last year. For the period the Company recorded a net loss of $580,564 as compared to $749,823 last year.

         During the period, the Company commenced mining and processing of calcium carbonate on its Oro Grande, New Mexico deposit. At the same time, samples of kaolin are being processed in preparation of introduction to domestic and international markets. The Company's patented engineered CA Series products were successfully tested by independent environmental engineers, in remediating hazardous waste from industrial plants, while efforts are underway to introduce our products to the agricultural sector.

         While the Company has yet to commence commercial marketing of its minerals, timber and CA Series remediation products, we believe that the recent work and continuous efforts will result in a profitable future.

Item 3.  Controls and Procedures

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

         The SEC has acknowledged that a "one-size fits all" approach to establishing effective disclosure controls and procedures and has not prescribed any specific disclosure controls and procedures. Rather, the SEC expects "each company to develop a process that is consistent with its business and internal management and supervisory practice." The Company believes that it has fully complied with the intent of the SOA and Regulations promulgated by the SEC.



PART II. OTHER INFORMATION
         -----------------

Item 1.  None

Item 2.  Change in Securities.

         There were no sales of securities by the registrant during the quarter ending December 31, 2002. The Company did convert $10,000 of indebtedness owed to Mr. Novinskie, President and Chief Operating Officer, and $10,000 of indebtedness owed to Mr. Amir, Chairman of the Board of Directors and Chief Executive Officer into 143, 884 shares (71, 942 to each of Mr. Novinskie and Mr. Amir) as of December 3, 2002. Additionally, the Company issued a aggregate of 85, 616 shares of common stock to Mr. Novinskie (42, 808) and Mr. Amir (42, 808) consistent with their Key Man Agreements dated November 16, 2002.

         On November 27, 2002, Cornell Capital Partners ("CCP") converted $10,000 of the $300,000 debenture issued as part of its Equity Line of Credit transaction ("Debenture") into 85,470 shares, on December 9, 2002, CCP converted $40,000 of the Debenture into 366,972 shares and on December 30, 2002 CCP converted $25,000 of the Debenture into 318,066 shares, for a total of 770,508 shares. On July 24, 2002, the Company entered into a $10,000,000 equity line of credit with CCP. As part of the transaction, the Company issued a $300,000 Debenture to CCP. The Debenture issued interest at six percent (6%) per annum and matured in two years. CCP had the right to convert the Debenture into Common Stock of the Company at a price equal to the lessor of either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price of the Common Stock on July 24, 2002, or (b) an amount equal to eighty percent (80%) of the average of the three (3) lowest Closing Bid Prices of the Common Stock for the five (5) trading days immediately preceding the date of CCP's conversion of the debenture into Common Stock. All common stock issued to CCP was covered by the Company's registration statement on Form SB-2 effective November 7, 2002.

         Item 3   Heller Debt.

                  In August 1997, the Company entered into an arrangement with Heller Financial, Inc. ("Heller") whereby Heller agreed to provide the Company with up to $15,000,000 to rework existing horizontal wells, re-complete its vertical wells as horizontal wells, and develop additional acreage. Under the terms of the agreement, all of the properties of Westlands were transferred to a newly formed limited partnership, Tri-Coastal Energy, L.P., the general partner of which is Tri-Coastal Energy, Inc., (Tri-Coastal) and the sole limited partner of which is Westlands. Westlands is also the sole shareholder of Tri-Coastal Energy, Inc. The amount outstanding (principal and accrued interest) under this arrangement as of December 31, 2002 and 2001, was $6,942,138 and $7,017,390, respectively. Interest on the borrowings is at prime plus 2%. Principal is paid out of 85% of the net cash flow from the properties. Additional interest is payable from 50% of the net cash flow from these properties after the payment of principal. In January 1999, Heller declared the loan to be in default, as a result of the pledged properties failure to generate the required interest payments. This was solely attributable to the decrease in the low worldwide prices for oil. As a result, the full amount of the Heller Loan has been reclassified as current debt. With the recovery of oil prices, the Heller Loan has come back into compliance, however, Heller has not rescinded its default notice. The obligations to Heller are non-recourse to the Company and payable solely out of the oil and properties pledged to Heller as collateral.

Item 4     Submission of Matters to a Vote of Security Holders.

           None

Item 5     Other Information

           None

ITEM 6     Exhibits and Reports on Form 8-K

           None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          DALECO RESOURCES CORPORATION


Dated:  February 14, 2003           By:   /s/ Gary J. Novinskie
                                          --------------------------------------
                                                   Gary J. Novinskie, President


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          DALECO RESOURCES CORPORATION


Date:  February 14, 2003                  /s/ Gary J. Novinskie
                                          --------------------------------------
                                          Gary J. Novinskie
                                          President and Director


Date: February 14, 2003                   /s/ Dov Amir
                                          --------------------------------------
                                          Dov Amir
                                          Chief Executive Officer and Chairman
                                          of the Board of Directors

                                  CERTIFICATION


         I, Gary J. Novinskie, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Daleco Resources Corporation.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 14, 2003                  /s/ Gary J. Novinskie
                                          --------------------------------------
                                          Gary J. Novinskie
                                          President and Chief Financial Officer

In connection with the Quarterly Report of Daleco Resources Corporation (the "Company") on Form 10-QSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dov Amir, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                                          /s/ Dov Amir
                                          --------------------------------------
                                          Dov Amir
                                          Chief Executive Officer
                                          February 14, 2003