Form 10QSB
period 2002-12-31
DALECO RESOURCES CORP
filed 2003-02-25
CIK 746967

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FIRST AMENDED
                                  -------------
                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002
                               -----------------

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ______________

Commission File Number 0-12214
                       -------

                          DALECO RESOURCES CORPORATION
              ----------------------------------------------------
              Name of small business issue as specified in Charter

Nevada                                      23-2860734
------                                      ----------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

120 North Church Street
West Chester, Pennsylvania 19380            (610) 429-1258
--------------------------------            --------------
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

                                      INDEX

                                                                           PAGE
PART I   FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS (Unaudited)...................................  3
         Consolidated Balance Sheets........................................  3
         Consolidated Statement Of Loss.....................................  5
         Consolidated Statement Of Deficit..................................  6
         Consolidated Statement Of Cash Flow................................  7
         Notes to Consolidated Financial Statements.........................  8

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS................................ 28

ITEM 3   CONTROLS AND PROCEDURES............................................ 29

PART II  OTHER INFORMATION.................................................. 30

ITEM 2   CHANGE IN SECURITIES............................................... 30

ITEM 3   HELLER DEBT........................................................ 31

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................ 32

ITEM 6   Exhibits and Reports on Form 8-K................................... 32

SIGNATURES.................................................................. 33

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2002-- PREPARED BY
MANAGEMENT (UNAUDITED) AND SEPTEMBER 30, 2002 (AUDITED))
================================================================================

                                                                                             December 31,        September 30,
                                                                                                2002                 2002
                                                                                             (unaudited)           (audited)
ASSETS
Current Assets
         Cash Accounts                                                                          $422,220             $492,939
         C/Ds                                                                                    132,743              132,743
         Account receivables                                                                     610,884              848,487
         Jib Receivables                                                                              --                   --
         Prepaid Mineral Royalties (note 5c)                                                     240,150              240,150
         Other Current Assets                                                                      5,369                5,369
                                                                                             -----------          -----------

                               Total Current Assets                                           $1,411,366           $1,719,688
                                                                                             -----------          -----------
Other Assets
         Investment in Mining Joint Venture                                                     $232,197             $232,197
         Goodwill                                                                                813,357              813,357
         Accumulated Amortization Goodwill                                                      (813,357)            (813,357)
                  Net Goodwill                                                                        --                   --
         Debt Placement Costs                                                                    584,815              584,815
         Accumulated Amortization                                                               (584,815)            (584,815)
                  Net Debt Placement Costs                                                            --                   --
         Equity Placement Costs                                                                       --                   --
         Accumulated Amortization Equity Costs                                                        --                   --
                  Net Equity Placement                                                                --                   --
         Other Assets                                                                                 --                   --
                               Total Other Assets                                               $232,197             $232,197
                                                                                             ===========          ===========

Fixed Assets
         Oil and Gas Properties (note 3)                                                     $12,607,950          $12,607,950
         Accumulated DD&A                                                                     (6,432,950)          (6,307,950)
                  Net Oil and Gas Property                                                     6,175,000            6,300,000
         Mineral Properties (note 5)                                                          12,609,100           12,609,100
         Accumulated DD&A                                                                             --                   --
                  Net Mineral Property                                                        12,609,100           12,609,100
         Timber Properties (note 4)                                                            1,028,342            1,028,342
         Accumulated DD&A                                                                     (1,028,342)          (1,028,342)
                  Net Timber Property                                                                 --                   --
         Technology/Patent Rights (note 6)                                                     7,767,000            7,767,000
         Accumulated DD&A                                                                     (1,591,338)          (1,399,743)
                  Net Tech./Patent Rights                                                      6,175,662            6,367,257
         Property, Equipment, Furniture & Fixtures                                               514,749              514,749
         Accum. Depr (P, E, P &  P)                                                             (481,427)            (476,766)
                  Net (P, E, P & P)                                                               33,322               37,983
         Leasehold Improvements                                                                       --                   --
         Accu. Amort. (Lease  Improvements)                                                           --                   --
                  Net Lease Improvements                                                              --                   --
                                                                                             -----------          -----------
                  a)Total Fixed Assets                                                       $24,993,084          $25,314,340
                                                                                             ===========          ===========
                  b)Total Assets                                                             $26,636,647          $27,266,225
                                                                                             ===========          ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2002-- PREPARED BY
MANAGEMENT (UNAUDITED) AND SEPTEMBER 30, 2002 (AUDITED)
================================================================================

                                                                                             December 31,        September 30,
                                                                                                2002                 2002
                                                                                             (unaudited)           (audited)

LIABILITIES
Current Liabilities
         Trade A/P                                                                              $571,884             $784,520
         Notes Payable (note 7)                                                                  142,543              142,543
         Note Due related Pty (note 8).                                                          698,196              698,196
         HFI Financing (note 10a)                                                              5,154,783            5,154,783
         Loans--1st Regional (note 10d)                                                          100,000              100,000
         CAMI Notes                                                                              514,881              514,881
         Sonata and Standard Energy  Financing (notes 7b and 10b)                                     --                   --
         Accrued Interest Expense (notes 10a and 10b)                                          1,971,407            9,974,261
         Accrued Dividend Expense (notes 11d and 16)                                           1,835,106            1,750,106
         Accrued Expense Reimbursements                                                           64,286               55,938
         Accrued Salary Expense                                                                  223,724              170,595
                                                                                             -----------
                               Total Current Liabilities                                     $11,276,810          $11,345,823
                                                                                             -----------          -----------

Long Term Debt                                                                                   225,000             $300,000

         Total Long Term Debt                                                                   $225,000             $300,000
                                                                                                --------             --------
                               Total Liabilities                                             $11,501,810          $11,645,823
                                                                                             -----------          -----------
EQUITY
         Beginning Retained Earnings                                                        $(22,421,362)        $(18,185,097)
         Current Period Income/(loss)                                                           (580,564           (3,511,493)
         Dividends Paid (Cash & Stock)                                                                --             (724,772)
         Add. Paid in Capital                                                                 37,921,917           37,836,061
         Preferred Stock (note 11)                                                                 3,830                3,830
         Common Stock (note 11)                                                                  211,016              201,873

                                   Total Equity                                              $15,134,837          $15,620,402
                                                                                             -----------          -----------
                               Total Liabilities and Equity                                  $26,636,647          $27,266,225
                                                                                             ===========          ===========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF LOSS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2002 AND 2001 -- PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                                                                    2002              2001
                                                                                    ----              ----
Revenue
         O&G Sales                                                              $344,457          $243,695
         N P I Receipts                                                               --                --
         Royalty Receipts                                                          5,308             4,079
         Timber Sales                                                                 --                --
         Mineral Sales                                                                --                --
                               Total Operating Income                           $349,765          $247,775
                                                                                --------          --------
         Interest Income                                                              --                --
         Well Management                                                          17,111            17,111
         Ptr. Management                                                              --                --
         Other Income                                                                 --                --
                               Total Other Income                                $17,111           $17,111
                                                                                 -------           -------
         Total Income                                                           $366,876          $264,886
                                                                                ========          ========
Expenses
         LOE - Oil and Gas                                                       158,223           196,392
         LOE--Timber                                                               5,500                 0
         LOE--Minerals                                                            35,000                 0
         N P I Exp.                                                                   --                --
         Prod Tax                                                                 27,538            19,066
         DD&A (Fixed Assets)                                                     321,256           283,945
         Third Party Distributions                                                 4,029            32,241
                               Total Operational Expense                        $551,546          $531,645
                                                                                --------          --------


         Interest Expense                                                        180,350           184,157
         General and Administrative Expenses                                      93,682           132,512
         Legal and Professional Fees                                             120,021            90,224
         Financial Advisor Fees                                                       --            30,000
         Shareholder Information                                                   1,841             5,512
         Amortization of Debt Costs                                                   --                --
         Amortization of Goodwill                                                    $--               $--
                               Total Expenses                                   $947,440          $974,209
                                                                                --------          --------
                               Net Income (Loss)                               $(580,564)        $(709,324)
                                                                              ==========        ==========
          Basic and Fully Diluted Net Loss per Common Share                        ($.03)            ($.04)

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF DEFICIT FOR THE THREE MONTHS
ENDED DECEMBER 31, 2002 AND 2001 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================


                                                        2002              2001
                                                        ----              ----
Deficit - Beginning of Period                   $(22,421,362)     ($18,185,097)
Net loss for the period                             (580,564)         (709,325)
Dividends on Preferred Stock                             (--)         (328,060)
Deficit - End of Period                         $(23,086,926      ($19,222,482)
                                                ============     =============
























                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE THREE MONTHS
ENDED DECEMBER 31, 2002 AND 2001 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                                                                    2002              2001
                                                                                    ----              ----
Operating Activities
Net Income/(loss) for the period                                               $(580,564)         $(709,32)
Items not affecting working capital
         Change in DD & A for period                                            $321,256         $(257,246)
         Debt Amortization -                                                           0                 -
         Amortization of Good Will                                                     0                 -
                               Sub Total                                        $321,256          (257,246)
                                                                                --------         ---------
Items affecting Working Capital:
         (Increase) Decrease in other assets                                          $0         $(300,000)
         (Increase) Decrease in Pre-paid Royalties                                     0                --
         (Increase) Decrease in accounts receivable                              237,603            72,447
         Increase (Decrease) in Trade payables                                  (212,637)       (2,420,824)
         Increase.(Decrease) in other Accrued Expenses                            61,477          (30,207)
         Gain/(loss) on Sale of Properties                                             0                 -
                               Sub Total                                         $86,443       $(2,420,824)
                                                                                 -------      ------------

Cash provided (used) for operating activities                                  $(172,865)      $(1,968,745)
                                                                              ----------      ------------

Investing Activities
         (Increase)/decrease in Investment in Subsidiaries                            $0                $-
         Leasing, Acquisition and Well Costs Incurred                                 00                 -

Cash Provided from/(used for) Investing Activities                                    $0                $-

Financing Activities
         Increase/(decrease) Notes due Related Parties                                $0            $6,000
         Increase/(decrease) Other Notes due                                           0         (349,092)
         Increase?(decrease) Accrued Interest                                     (2,854)          (45,835)
         Increase/(decrease) Accrued Dividends                                    85,000          (89,689)
         Dividends Paid                                                                0                 -
         Proceeds of Equity Issuance                                              95,000         1,300,000
         Proceeds of L/ Debt                                                     (75,000)                -
Cash provided from/(used for) financing activities                              $102,146          $821,375
                                                                                --------          --------
Net Increase/(decrease) in cash for period                                      $(70,719)      $(1,147,370)

Cash and Cash Equivalents - Beginning of Period                                 $625,682        $2,501,040
                                                                                --------        ----------
Cash and Cash Equivalents - End of Period                                       $554,963        $1,353,670
                                                                                ========        ==========
         Change in Cash FY 1st Qtr.                                             $(70,719)      $(1,147,370)
                                                                               =========      ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2002 AND 2001 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

1.       CONTINUED OPERATIONS

         The financial statements have been prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. For the quarter ending December 31, 2002, the Company reported a loss of $580,564. he ability of the Company to meet its total liabilities of $11,645,823, of which $5,154,783 is nonrecourse to the Company (See Note 10a) and to continue as a going concern is dependent upon the availability of future funding, achieving profitable timber operations and successful development of newly acquired mineral assets. On July 24, 2002 ("Closing Date"), the Company entered into a $10,000,000 Equity Line of Credit Agreement with Cornell Capital Partners, L.P. ("CCP"). As part of the transaction, the Company issued to CCP a two year convertible debenture in a face amount of $300,000. The debenture is convertible into common stock at a price equal to the lesser of 120% of the final bid price on the Closing Date or 80% of the average lowest three closing bid prices as reported by Bloomberg of the Company's common stock for the five trading days immediately preceding the date of the conversion. The equity line provides for the Company to draw down $75,000 per week over a three year period. In accordance with the provisions of the Equity Line of Credit, the Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission which became effect on November 7, 2002.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2002 AND 2001 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2002 AND 2001 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2002 AND 2001 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

3.       Oil and Gas and Equipment

                                                                                    2002              2001
                                                                                    ----              ----
Proven lease acreage costs                                                    $5,429,996        $5,429,996

Proven undeveloped lease acreage costs                                        $1,745,810        $1,745,810

Well costs                                                                    $5,432,145        $5,432,145
                                                                              ----------        ----------
                                                                             $12,607,950       $12,607,950

Accumulated depletion, depreciation and amortization                           6,432,950         5,577,950
                                                                               ---------         ---------
                                                                              $6,175,000        $6,730,000
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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2002 AND 2001 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2002 AND 2001 - PREPARED BY MANAGEMENT (UNAUDITED)
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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2002 AND 2001 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2002 AND 2001 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

         During 2002, the Company paid Mr. Amir $170,000 in partial payment of the accrued and unpaid interest on his notes, unreimbursed expenses and

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2002 AND 2001 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

9.       Debentures

                                                        2002          2001
                                                        ----          ----

                8% Convertible Debentures             $30,000        $30,000
                                                      -------        -------

         a.     8% Convertible Debentures

         On September 11, 1996, the Company issued $1,310,000 worth of 8% convertible debentures with interest payable in stock only and accruing

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2002 AND 2001 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2002 AND 2001 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

11.      Capital Stock

                                                                                                          NUMBER OF
                                                                                                           SERIES B
                                                                               NUMBER OF SERIES           PREFERRED
                                                  NUMBER OF COMMON                  A PREFERRED          SHARES PAR
                                                 SHARES, PAR VALUE            SHARES PAR VALUE          VALUE $0.01
                                                   $0.01 PER SHARE          $0.01 PER SHARE (1)       PER SHARE (1)
                                                 -----------------          -------------------       -------------
Balance as of December 31, 2001                      16,337,614                     8,000                 713,000

Issuance on the conversion of
  Series B Preferred                                  2,549,793                                          (338,000)
Issued to Holders of Series B Preferred
  Stock as payment for accrued interest
  through the date of conversion (See Note 11(d))       148,531
Issuance on conversion of the Note held
  by David Lincoln (See Note 7(b))                       49,818
Issuance to Cornell Capital Partners, L.P.
  and Westrock Advisors(2)(5)                         1,640,073
Issued to Mr. Novinskie and Mr. Amir(3)(4)              229,500
Issued to Gary E. Ellison, P.C.
  for legal services(6)                                 146,301
Ending Balance as of December 31, 2002               21,101,630                     8,000                 375,000
                                                     ----------                     -----                 -------

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2002 AND 2001 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2002 AND 2001 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

         a.   Common Stock Options

                                                               December 31,          December 31,
                                                                   2002                  2001
                                                               ------------          ------------
              Outstanding and Exercisable (3)
                 at beginning of period                         6,110,000             3,610,000

              Canceled                                           (524,384)                  (--)

              Granted                                                  --             2,500,000

              Reclassified                                        (85,616)                   --

              Exercised                                               (--)              (50,000)

              Outstanding and Exercisable (2)
                 at end of period                               5,500,000             6,110,000
                                                                ---------             ---------

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

     On November 16, 2001, the Company entered into Key Man Employment Contracts with Mr. Dov Amir, Chairman of the Board of Directors and Chief Executive Officer of the Company, Mr. Gary J. Novinskie, President and Chief Operating Officer of the Company, and Mr. Robert E. Martin, a Director of the Company and President of Clean Age Minerals Incorporated (previously Strategic Minerals, Inc., see merger discussion). Under the employment agreements (see Note 13 below), Messrs. Amir and Novinskie were granted options for 500,000 shares of common stock and Mr. Martin was granted options for 1,000,000 shares of common stock. All these options expire on the third anniversary of the vesting of the options or two years after the key man ceases to be an employee of the Company. The exercise price for Mr. Martin's options are priced at $1.08 per share, 90% of the average closing price for the common stock for the five business days prior to October 1, 2001. The exercise price for Messrs. Amir's and Novinskie's options is 90% of the average closing price for the common stock at the close of business for the five trading days immediately preceding June 30, 2002. The exercise price was determined to be $0.526 per share. Mr. Amir and Mr. Novinskie

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2002 AND 2001 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

     received a signing bonus under the Key Man Contracts of $50,000, $25,000 of which is to be paid in common stock on or before June 30, 2002, at a price equal to the average closing price for the common stock for the five business days preceding the date of issuance. Mr. Amir and Mr. Novinskie were each awarded 42,808 shares under this grant.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2002 AND 2001 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

         b.    Common Stock Warrants

         Common Stock warrants outstanding at December 31, 2002, consist of the following(1):


                                                                                                    Price Per
Issuance                                    Expiration Date                Amount (1)                 Share
--------                                    ---------------                ----------               ---------
Financing Sources (2)                       August 1, 2003 to                                       $0.55 to
                                            November 20, 2005                699,579                  $1.05

Terra Silex Warrant (3)                     December 31, 2006                250,000                  $1.25

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2002 AND 2001 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2002 AND 2001 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2002 AND 2001 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2002 AND 2001 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

         Mr. Amir satisfied his obligation under his guaranty to purchase one-half on 8,000 shares from the Plaintiffs. The Company entered into Stipulation for the Entry of Final Judgment and Judgment thereon as to Daleco Resources Corporation, pursuant to which the Company shall have until August 1, 2001 in which to redeem the remaining 8,000 shares for $400,000 plus accrued dividends through the date of settlement at a rate of ten percent (10%) per annum. The Kanes have been granting the Company an extension of the August 1, 2001 date on a month to month basis. On December 7, 2001, the Company paid the Kanes $90,000 representing all accrued and unpaid dividends on the Series A Preferred Stock through December 31, 2001. The Company has paid all dividends due and payable to the Kanes for periods through the fiscal quarter ending March 31, 2002. Payments for the last two quarters ending September 30, 2002 , in the amount of $20,000, are still outstanding.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2002 AND 2001 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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



PART II.    OTHER INFORMATION

Item 1.     None

Item 2.     Change in Securities.

            There were no sales of securities by the registrant during the quarter ending December 31, 2002. The Company did convert $10,000 of indebtedness owed to Mr. Novinskie, President and Chief Operating Officer, and $10,000 of indebtedness owed to Mr. Amir, Chairman of the Board of Directors and Chief Executive Officer into 143,884 shares (71,942 to each of Mr. Novinskie and Mr. Amir) as of December 3, 2002. Additionally, the Company issued a aggregate of 85,616 shares of common stock to Mr. Novinskie (42,808) and Mr.
            Amir (42,808) consistent with their Key Man Agreements dated November 16, 2002.

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


                                 DALECO RESOURCES CORPORATION



Dated:  February 24, 2003           By: /s/ Gary J. Novinskie
                                       ------------------------------------
                                       Gary J. Novinskie, President


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          DALECO RESOURCES CORPORATION



Date:  February 24, 2003                    /s/ Gary J. Novinskie
                                            -------------------------------
                                            Gary J. Novinskie
                                            President and Director



Date: February 24, 2003                     /s/ Dov Amir
                                            -------------------------------
                                            Dov Amir
                                            Chief Executive Officer and Chairman
                                            of the Board of Directors

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


Date:  February 24, 2003                  /s/ Gary J. Novinskie
                                          -------------------------------------
                                          Gary J. Novinskie
                                          President and Chief Financial Officer

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


                                          /s/ Dov Amir
                                          ---------------------------------
                                          Dov Amir
                                          Chief Executive Officer
                                          February 24, 2003