Form 10QSB
period 2003-03-31
DALECO RESOURCES CORP
filed 2003-05-14
CIK 746967

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003
                               --------------

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ______________

Commission File Number 0-12214
                       -------

                          DALECO RESOURCES CORPORATION
              ----------------------------------------------------
              Name of small business issue as specified in Charter

Nevada                                                                        23-2860734
--------------------------------------------------------------                -------------------------------------
(State or other jurisdiction of incorporation or organization)                (IRS Employer Identification Number)

120 North Church Street
West Chester, Pennsylvania 19380                                              (610) 429-1258
----------------------------------------------                                --------------
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

Number of shares outstanding of the issuer's common stock as of March 31, 2003:
25,754,261
Number of shares outstanding of the issuer's Series A preferred stock as of March 31, 2003: 8,000
Number of shares outstanding of the issuer's Series B preferred stock as of March 31, 2003: 375,000

                                      INDEX

                                                                           PAGE
PART I   FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS (Unaudited)........................   3
                  Consolidated Balance Sheets.............................   3
                  Consolidated Statement Of Loss..........................   5
                  Consolidated Statement Of Deficit.......................   6
                  Consolidated Statement Of Cash Flow.....................   7
                  Notes to Consolidated Financial Statements..............   8

ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.....................  28

ITEM 3            CONTROLS AND PROCEDURES.................................  29

PART II           OTHER INFORMATION.......................................  30

ITEM 2            CHANGE IN SECURITIES....................................  30

ITEM 3            HELLER DEBT.............................................  31

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....  32

ITEM 6            Exhibits and Reports on Form 8-K........................  32

SIGNATURES        ........................................................  33

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS AS OF March 31, 2003 AND SEPTEMBER 30, 2002 -- PREPARED BY MANAGEMENT (UNAUDITED) AND SEPTEMBER 30, 2002 (AUDITED)
--------------------------------------------------------------------------------


                                                                                        March 31, 2003    September 30, 2002
                                                                                          (unaudited)          (audited)
                                                                                        --------------    -------------------
 ASSETS
Current Assets
         Cash Accounts                                                                          $350,410             $492,939
         C/Ds                                                                                    166,438              132,743
         Account receivables                                                                     385,151              848,487
         Prepaid Mineral Royalties (note 5c)                                                     240,150              240,150
         Other Current Assets                                                                      4,569                5,369
                                                                                             -----------         ------------
                                            Total Current Assets                              $1,146,718           $1,719,688
                                                                                             -----------          -----------
Other Assets
         Prepaid Mineral Royalties L/T                                                          $232,197             $232,197
                                            Total Other Assets                                  $232,197             $232,197
                                                                                             ===========          ===========
Fixed Assets
         Oil and Gas Properties (note 3)                                                     $12,607,950          $12,607,950
         Accumulated DD&A                                                                     (6,557,950)          (6,307,950)
                  Net Oil and Gas Property                                                     6,050,000            6,300,000
         Mineral Properties (note 5)                                                          12,609,100           12,609,100
         Accumulated DD&A                                                                             --                   --
                  Net Mineral Property                                                        12,609,100           12,609,100
         Timber Properties (note 4)                                                            1,028,342            1,028,342
         Accumulated DD&A                                                                     (1,028,342)          (1,028,342)
                  Net Timber Property                                                                 --                   --
         Technology/Patent Rights (note 6)                                                     7,767,000            7,767,000
         Accumulated DD&A                                                                     (1,782,933)          (1,399,743)
                  Net Tech./Patent Rights                                                      5,984,067            6,367,257
         Property, Equipment, Furniture & Fixtures                                               514,749              514,749
         Accum. Depr (P, E, P &  P)                                                             (488,038)            (476,766)
                  Net (P, E, P & P)                                                               28,711               37,983
                  Total Fixed Assets                                                         $24,671,878          $25,314,340
                                                                                             ===========          ===========
                  Total Assets                                                               $26,050,793          $27,266,225
                                                                                             ===========          ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS AS OF March 31, 2003 AND SEPTEMBER 30, 2002 -- PREPARED BY MANAGEMENT (UNAUDITED) AND SEPTEMBER 30, 2002 (AUDITED)
--------------------------------------------------------------------------------

                                                                                           March 31, 2003    September 30, 2002
                                                                                            (unaudited)          (audited)
                                                                                           --------------    ------------------
LIABILITIES
Current Liabilities
         Trade A/P                                                                               416,989             $784,520
         Notes Payable (note 7)                                                                  142,543              142,543
         Note Due related Pty (note 8)                                                           717,196              698,196
         HFI Financing (note 10a)                                                              5,154,783            5,154,783
         Loans--1st Regional (note 10d)                                                          100,000              100,000
         CAMI Notes                                                                              514,881              514,881
         Sonata and Standard Energy  Financing (notes 7b and 10b)                                     --                   --
         Accrued Interest Expense (notes 10a and 10b)                                          1,942,372            1,974,261
         Accrued Dividend Expense (notes 11d and 16)                                           1,920,106            1,750,106
         Accrued Expense Reimbursements                                                           50,293               55,938
         Accrued Salary Expense                                                                  271,120              170,595
                                            Total Current Liabilities                         11,230,282          $11,345,823
                                                                                           -------------        -------------

Long Term Debt                                                                                        --             $300,000

         Total Long Term Debt                                                                         --             $300,000
                                                                                           -------------        -------------
                                            Total Liabilities                                $11,230,282          $11,645,823
                                                                                           -------------        -------------
EQUITY
         Beginning Retained Earnings                                                        $(23,001,926)        $(18,185,097)
         Current Period Income/(loss)                                                           (576,404)          (3,511,493)
         Dividends Paid (Cash & Stock)                                                                --             (724,772)
         Add. Paid in Capital                                                                 38,137,467           37,836,061
         Preferred Stock (note 11)                                                                 3,830                3,830
         Common Stock (note 11)                                                                  257,643              201,873

                                               Total Equity                                  $14,820,510          $15,620,402
                                                                                           -------------        -------------
                                            Total Liabilities and Equity                     $26,050,793          $27,266,225
                                                                                           =============        =============




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF LOSS FOR THE QUARTERS ENDING AND THE SIX MONTHS
ENDING MARCH 31, 2003 AND 2002 -- PREPARED BY MANAGEMENT (UNAUDITED)
--------------------------------------------------------------------------------



                                                                   3 Months Ending                     6 Months Ending

                                                                2003             2002              2003             2002
                                                             ----------       ----------       -----------      -----------
Revenue
     O&G Sales                                                 $327,603         $239,656          $672,060         $483,351
     N P I Receipts                                                  --               --                --               --
     Royalty Receipts                                             6,710            4,451            12,018            8,530
     Timber Sales                                                    --               --                --               --
     Mineral Sales                                                   --               --                --               --
              Total Operating Income                           $334,313         $244,107          $684,079         $491,881
                                                             ----------       ----------       -----------      -----------
     Interest Income                                                 --               --                --               --
     Well Management                                             16,505           17,111            33,616           34,223
     Ptr. Management       --                                        --               --                --               --
     Other Income                                                    --               --                --               --
              Total Other Income                                $16,505          $17,111           $33,616          $34,223
                                                             ----------       ----------       -----------      -----------
              Total Income                                     $350,819         $261,218          $717,695         $526,104
                                                             ==========       ==========       ===========      ===========
Expenses
     LOE - Oil and Gas                                         $148,002         $106,812          $306,225         $303,204
     LOE--Timber                                                  3,500               --             9,000               --
     LOE--Minerals                                               14,138               --            49,138               --
     N P I Exp.                                                      --               --                --               --
     Prod Tax                                                    25,977           18,573            53,515           37,640
     DD&A (Fixed Assets)   642,512                              321,256          535,484            64,512          819,429
     Third Party Distributions                                    5,808            4,026             9,837           36,267
              Total Operational Expense                        $518,682         $664,895        $1,070,227       $1,196,539
                                                             ----------       ----------       -----------      -----------

     Interest Expense                                           164,398          206,320           344,748          390,636
     General and Administrative Expenses                        131,780          142,361           225,462          274,873
     Legal and Professional Fees                                112,362           84,160           232,383          174,385
     Financial Advisor Fees                                          --               --                --           30,000
     Shareholder Information                                         --           12,064             1,841           17,577
     Amortization of Debt Costs                                      --               --                --               --
     Amortization of Goodwill                                        --               --                --               --
              Total Expenses                                   $927,222       $1,109,800        $1,874,662       $2,084,010
                                                             ----------       ----------       -----------      -----------
              Net Income (Loss)                              $ (576,404)      $ (848,583)      $(1,156,967)     $(1,557,906)
     Basic and Fully Diluted Net Loss per Common Share            ($.02)           ($.04)            ($.04)           ($.08)

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF DEFICIT FOR THE THREE MONTHS
ENDED MARCH 31, 2003 AND 2002 - PREPARED BY MANAGEMENT (UNAUDITED)
--------------------------------------------------------------------------------

                                                2003              2002
                                            ------------      ------------
Deficit - Beginning of Period               $(22,421,363)     $(18,185,099)
                                            ------------      ------------
Net loss for the period                       (1,156,967)       (1,557,906)
                                            ------------      ------------
Dividends on Preferred Stock                           ()                ()
Deficit - End of Period                     $(23,578,330)     $(19,743,005)
                                            ============      ============



























                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE QUARTERS ENDING AND SIX MONTHS ENDING MARCH 31, 2003 AND 2002 - PREPARED BY MANAGEMENT (UNAUDITED)
--------------------------------------------------------------------------------

                                                                       3 Months Ending                    6 Months Ending

                                                                   2003             2002              2003             2002
                                                                   ----             ----              ----             ----
Operating Activities
Net Income/(loss) for the period                                  $  (576,404)   $  (848,583)   $(1,156,967)   $(1,557,906)
Items not affecting working capital
     Change in DD & A for period                                  $   321,256    $   531,267    $   642,512    $   788,513
     Debt Amortization                                                     --             --             --             --
     Amortization of Good Will                                             --             --             --             --
                  Sub Total                                       $   321,256    $   531,267    $   642,512    $   788,513
                                                                  -----------    -----------    -----------    -----------
Items affecting Working Capital:
     (Increase) Decrease in other assets                          $       800    $     7,200    $       800    $  (292,800)
     (Increase) Decrease in Pre-paid Royalties                             --             --             --             --
     (Increase) Decrease in accounts receivable                       225,733       (389,539)       463,336       (461,986)
     Increase/(Decrease) in Partnership Accrued Distribution               --       (375,700)            --     (1,035,565)
     Increase (Decrease) in Trade payables                           (147,155)        (4,855)      (359,791)      (498,586)
     Increase (Decrease) in other Accrued Expenses                     33,403        (43,454)        94,880        (34,079)
     Gain/(loss) on Sale of Properties                                     --             --             --             --
                  Sub Total                                       $   112,781    $  (806,348)   $   199,225    $(2,323,016)
                                                                  -----------    -----------    -----------    -----------

Cash provided (used) for operating activities                     $  (142,367)   $(1,123,664)   $  (315,230)   $(3,092,409)
                                                                  -----------    -----------    -----------    -----------

Investing Activities
     (Increase)/decrease in Investment in Subsidiaries            $        --    $        --    $        --    $        --
     Leasing, Acquisition and Well Costs Incurred                          --             --             --             --

Cash Provided from/(used for) Investing Activities                $        --    $        --    $        --    $        --

Financing Activities
     Increase/(decrease) Notes due Related Parties                $    19,000    $   (87,543)   $    19,000    $   (81,543)
     Increase/(decrease) Other Notes due                                   --         87,543             --       (261,549)
     Increase/(decrease) Accrued Interest                             (36,823)        15,072        (39,679)       (30,763)
     Increase/(decrease) Accrued Dividends                             85,000        (72,869)       170,000       (162,567)
     Dividends Paid                                                        --         63,684             --         63,684
     Proceeds of Equity Issuance                                      262,075             --        357,075      1,300,000
     Proceeds of L/ Debt   --                                        (225,000)            --       (300,000)            --
Cash provided from/(used for) financing activities                $   104,252    $     5,887    $   206,396    $   827,262
                                                                  -----------    -----------    -----------    -----------
Net Increase/(decrease) in cash for period                        $   (38,115)   $(1,117,777)   $  (108,834)   $(2,265,147)

Cash and Cash Equivalents - Beginning of Period                   $   554,963    $ 1,353,670    $   625,682    $ 2,501,040
                                                                  ===========    ===========    ===========    ===========
Cash and Cash Equivalents - End of Period                         $   516,848    $   235,893    $   516,848    $   235,893
                                                                  ===========    ===========    ===========    ===========
     Change in Cash FY 1st Qtr                                    $   (38,115)   $(1,117,777)   $  (108,834)   $(2,265,147)
                                                                  ===========    ===========    ===========    ===========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

1.       CONTINUED OPERATIONS

         The financial statements have been prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. For the quarter ending March 31, 2003, the Company reported a loss of $576,404, the ability of the Company to meet its total liabilities of $11,645,823, of which $6,919,662 is nonrecourse to the Company (See Note 10a) and to continue as a going concern is dependent upon the availability of future funding, achieving profitable timber operations and successful development of newly acquired mineral assets. On July 24, 2002 ("Closing Date"), the Company entered into a $10,000,000 Equity Line of Credit Agreement with Cornell Capital Partners, L.P. ("CCP"). As part of the transaction, the Company issued to CCP a two year convertible debenture in a face amount of $300,000. The debenture is convertible into common stock at a price equal to the lesser of 120% of the final bid price on the Closing Date or 80% of the average lowest three closing bid prices as reported by Bloomberg of the Company's common stock for the five trading days immediately preceding the date of the conversion. As on March 31, 2003, the entire debenture has been converted (see Note 11(5)) into the common stock of the Company. The equity line provides for the Company to draw down $75,000 per week over a three year period. As of March 31, 2003, the Company has not utilized any portion of the Equity Line of Credit. In accordance with the provisions of the Equity Line of Credit, the Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission which became effect on November 7, 2002.

         The Company will continue to seek and evaluate "project specific" funding commitments and other capital funding alternatives if and as they become available.

         As of March 31, 2003, the Company and certain of it subsidiaries were in default of certain debt obligations (See Notes 7, 8 and 10(a) below) . The holders of these instruments are working with the Company to achieve the ultimate extinguishment of the obligations.

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

         The Company has been assessing the impairment of capitalized costs of proved oil and gas properties and other long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed. Under this method, the Company generally assesses its oil and gas properties on a field-by-field basis utilizing its current estimate of future revenues and operating expenses. In the event net un-discounted cash flow is less than the carrying value, an impairment loss is recorded based on estimated fair value, which would consider discounted future net cash flows. SFAS 121 did not have any impact on the Company's change in method of assessing impairment of oil and gas properties and other long-lived assets including $20,000,000 in mineral properties.

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

3.       Oil and Gas and Equipment

                                                                 As of
                                                      -------------------------
                                                        3/31/03        9/30/02
                                                      -----------   -----------

Proven lease acreage costs                             $5,429,996    $5,429,996

Proven undeveloped lease acreage costs                 $1,745,810    $1,745,810

Well costs                                             $5,432,145    $5,432,145
                                                      -----------   -----------
                                                      $12,607,950   $12,607,950

Accumulated depletion, depreciation and amortization    6,557,950     6,307,950
                                                      -----------   -----------
                                                       $6,050,000    $6,300,000
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

         CAP owns or has under long-term lease: (a) 5,200 acres(+/-) in Marfa, Presidio County, Texas, containing high grade zeolite; (b) 5,020 acres(+/-) of calcium carbonate deposits located in the Oro Grande area, Cibola County, New Mexico; (c) five (5) mining claims located in Sierra County, New Mexico covering 800 acres(+/-) of Kaolin; (d) eleven
         (11) zeolite mining claims covering approximately 220 acres(+/-) located in Beaver County, Utah.

         b.       Minerals and Equipment
                                                 2003                 2002
                                              -----------          -----------
         Proven undeveloped lease costs       $12,609,100          $12,609,100
         Mine development costs                        --                   --
         Accumulated depletion and                     --                   --
         Depreciation
                                              $12,609,100          $12,609,100
                                              -----------          -----------

         c.       Prepaid Royalties.

         The Company receives a credit in the nature of "prepaid royalties" for rents paid on the Marfa Zeolite Lease, Presidio County, Texas, and a portion of the New Mexico Oro Grande Limestone Lease in Cibola County, New Mexico. During Fiscal year 2002 the Company did preliminary mining activities on its properties for the purpose of testing the minerals and producing samples for sales. The Company anticipates the commencement of the commercial production of its calcium carbonate, Kaolin and zeolite properties in the third and fourth quarters of Fiscal Year 2003. The Company did make sales of its CA Series products in the first and second quarter of Fiscal Year 2003. Testing of the Company's Kaolin was commenced in December 2002 to confirm its properties for bidding on contracts currently anticipated to occur in the third quarter. A portion of the Prepaid royalties ($232,197) attributable to the Calcium Carbonate deposits are not anticipated to be fully recovered in Fiscal Year 2003 and are carried as Long Term Assets. The remainder of the prepaid royalties ($240,150) are anticipated to be fully used in Fiscal Year 2003 and are listed as Current Assets.


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

7.       Notes Payable

a. During the year ended September 30, 1995, the Company received $1,100,000 in return for two notes payable, with the producing wells of the Company used as collateral. Interest of 10% per annum was due monthly. In fiscal 1996, the Company repaid $300,000 of the outstanding balance. In fiscal 1997, the remaining $800,000 was converted into 16,000 shares of 10% cumulative preferred stock, at $50.00 per share ("Series A Preferred Stock"). The Series A Preferred Stock was subject to a put on August 20, 1999. The holders of the Series A Preferred Stock filed a lawsuit in the Los Angeles Superior Court, California against the Company, as well as Mr. Amir and Mr. Erlich as guarantors. Mr. Amir satisfied his obligation under his guarantee and purchased one-half, or 8,000 shares of the Series A Preferred Stock, of the 16,000 shares of the Series A Preferred Stock owned by the Kanes. The Company and Mr. Erlich entered into a Stipulation for the Entry of Judgment granting the Company until August 1, 2001 in which to satisfy the put for the remaining 8,000 shares of Series A Preferred Stock plus accumulated interest. (See Litigation Note 14). Mr. Amir converted his Series A Preferred shares into 408,163 shares of Company common stock. A portion of the dividends ($32,212.97) due Mr. Amir on the Series A Preferred Stock was paid to Mr. Amir in the third quarter of fiscal 2002. (See Note 8(a)).

b. During fiscal 1998, the Company borrowed $145,000 from four (4) persons. The debt was evidenced by Notes which matured on November 21, 1998. The Notes earned interest at 2% over the prime rate charged by the Huntingdon National Bank of Columbus, Ohio, through the maturity date, and 18% thereafter. The Note holders were also given warrants. (See Note 11(b)-- Warrants) $75,000 in principal amount plus accrued interest due to Sonata Investment Company, Ltd. ("Sonata") was paid to Sonata on November 30, 2001. On June 7, 2002, Mr. Lincoln converted his
         Note in the amount of $20,000, plus accrued and unpaid interest of $13,528.17, into 49,818 shares of common stock. The debt was converted at a price of $.673 per share which represented the average of the bid and closing prices for the five day period prior to the conversion. Presently, only two of the 4 Notes each in the face amount of $25,000, of the original $145,000 remain outstanding. On August 1, 2001, the Company borrowed $42,000 from Standard Energy Company. This loan earned interest at 2% per annum. The Standard Energy Company loan was satisfied on November 30, 2001.

c. Pursuant to Paragraph 5.1 of the Agreement and Plan of Merger by and among Clean Age Minerals Incorporated ("CAMI") and Strategic Minerals, Inc. ("SMI") and the Company dated September 19, 2000, obligations of CAMI to certain officers, directors and third parties were to have been satisfied by SMI or the Company within one (1) year of the merger. The indebtedness totaled (including the Martin Debt as defined in Note 8(b) below) $514,881 and was evidenced by Notes dated September 19, 2000. The Notes were due and payable on or before September 18, 2001 and provide for interest at the rate of 8% per annum. These Notes remain outstanding. As of March 31, 2003, the total amount payable on these notes is $617,873 representing principal of $514,881 and accrued but unpaid interest of $102,992.

8.       Due to (from) Related Parties

         (a)      Due to (from) Amir

         Mr. Amir has entered into four (4) Notes with the Company as follows:

         (1) Note dated October 1, 1995, bearing interest at the rate of prime plus 3 percent in the principal amount of $91,062.00. This amount remains outstanding as of March , 2003.

         (2) Note dated October 1, 1995 bearing interest at the rate of 7% as a result of various advances as to the Company in the principal amount of $445,134 as of March 31, 2003.

         (3) Note dated July 20, 1998 in the face amount of $25,000 (See Note 7(b)) bearing interest at the rate of 2% over the prime rate charged by the Huntingdon National Bank of Columbus, Ohio, through the maturity date, November 21, 1998 and 18% thereafter.

         (4) Note dated June 17, 2002 bearing interest at the rate of 7% in the principal amount of $137,000.

         As of March 31, 2003, the outstanding principal and accrued but unpaid interest on the obligations listed under numbers 1 through 4 to Mr. Amir amounted to $756,503.

         Mr. Amir was also entitled to a cash payment of $25,000 under his Key Man Contract on June 30, 2002. This bonus has not been paid (See Note 13(b)).

         Prior to conversion of his Series A Preferred Stock into common stock, Mr. Amir was entitled to have received dividends in the amount of $91,550.72 of which $59,337.72 remains outstanding (See Note 7(a)).

         As of March 31, 2003, the Company owed Mr. Amir $16,331 in unreimbursed business expenses and $70,834 in accrued but unpaid salary.

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

         As of March 31, 2003, the Company was indebted to Mr. Amir in the aggregate amount of $903,005.

(b) By virtue of the merger of Clean Age Minerals Incorporated ("CAMI") with Strategic Minerals, Inc. on September 19, 2000, Strategic Minerals, Inc. assumed the obligation of CAMI to Mr. Robert E. Martin in the amount of $134,811 ("Martin Debt"). The Martin Debt was to have been satisfied on or before September 18, 2001 but was not and remains outstanding. As of March 31, 2003, the Martin Debt amounts to $168,322 representing $134,811 in principal and $33,411 in accrued but unpaid interest. The Martin Debt is evidenced by a Note providing for an annual rate of interest of 8%. These amounts are included in the amounts shown for the Company's obligation to the former officers and directors of Clean Age Minerals Incorporated. (See Note 7(c)). As of March 31, 2003, the Company owed Mr. Martin $37,051 in accrued but unpaid salary.

(c) Novinskie Debt. Under the terms of Mr. Novinskie's employment agreement (See Note 13(b)), Mr. Novinskie was to have received a cash bonus of $25,000 as of September 30, 2002. This bonus was not paid. As of March 31, 2003, the Company owed Mr. Novinskie $33,215 in unreimbursed expenses and $70,835 in accrued but unpaid salary and $25,000 in accrued and unpaid bonuses (as discussed previously).

` Mr. Novinskie converted $10,000 of indebtedness into 71,942 shares of Common Stock as of December 3, 2002. The conversion was at the average of the closing bid and asking price for the Common Stock for the five trading days prior to the date of conversion. As of March 31, 2003, the Company was indebted to Mr. Novinskie in the aggregate amount of $104,050.

9.       Debentures

                                                    2003             2002
                                                    ----             ----

                  8% Convertible Debentures       $30,000          $30,000
                                                  -------          -------

         a.       8% Convertible Debentures

         On September 11, 1996, the Company issued $1,310,000 worth of 8% convertible debentures with interest payable in stock only and accruing until conversion or redemptions after the term of two years. The placement agent's fees were 10% of the gross proceeds and 12,111 warrants at $10.07 expiring November 16, 2001. The debentures may be converted after a holding period of 45 days after closing at the lessor of: (1) the fixed conversion price ($10.171875), or (2) 75% of the average closing bid price for the five trading days immediately preceding the date of conversion. As of March 31, 2003, $1,280,000 of the 8% debentures had been converted into 981,322 common shares.

10.      Long-Term Debt

         Long-term debt of the Company consists of the following:

         a.       Heller Financial, Inc.

         In August 1997, the Company entered into an arrangement with Heller Financial, Inc. ("Heller") whereby Heller agreed to provide the Company with up to $15,000,000 to rework existing horizontal wells, re-complete its vertical wells as horizontal wells, and develop additional acreage. Under the terms of the agreement, all of the properties of Westlands were transferred to a newly formed limited partnership, Tri-Coastal Energy, L.P., the general partner of which is Tri-Coastal Energy, Inc., (Tri-Coastal) and the sole limited partner of which is Westlands. Westlands is also the sole shareholder of Tri-Coastal Energy, Inc. The amount outstanding (principal and accrued interest) under this arrangement as of March 31, 2003 and September 30, 2002, was $6,919,662 and $6,962,975, respectively. Interest on the borrowings is at prime plus 2%. Principal is paid out of 85% of the net cash flow from the properties. Additional interest is payable from 50% of the net cash flow from these properties after the payment of principal. In January 1999, Heller declared the loan to be in default, as a result of the pledged properties failure to generate the required interest payments. This was solely attributable to the decrease in the low worldwide prices for oil. As a result, the full amount of the Heller Loan has been reclassified as current debt. With the recovery of oil prices, the Heller Loan has come back into compliance, however, Heller has not rescinded its default notice. The obligations to Heller are non-recourse to the Company and payable solely out of the oil and properties pledged to Heller as collateral.

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

11.      Capital Stock

                                                                                                          NUMBER OF
                                                                                                           SERIES B
                                                                               NUMBER OF SERIES           PREFERRED
                                                  NUMBER OF COMMON                  A PREFERRED          SHARES PAR
                                                 SHARES, PAR VALUE            SHARES PAR VALUE          VALUE $0.01
                                                   $0.01 PER SHARE          $0.01 PER SHARE (1)       PER SHARE (1)
                                                   ---------------          -------------------       --- --------

Balance as of March 31, 2002                            18,953,378                        8,000             385,000

Issuance on the conversion of                                                                               (10,000)
Series B Preferred
Issued to Holders of Series B Preferred                     80,000
Stock as payment for accrued interest
through the date of conversion (See Note 11(d))              2,560
Issuance on conversion of the Note held
  by David Lincoln (See Note 7(b))                          49,818
Issuance to Cornell Capital Partners, L.P.
  and Westrock Advisors(2)(5)                            5,897,447(5)
Issued to Mr. Novinskie and Mr. Amir(3)(4)                 229,500
Issued to Mr. Trainor in exchange for debt(7)              395,257
Issued to Gary E. Ellison, P.C.
  for legal services(6)                                    146,301
                                                        ----------
Ending Balance as of March 31, 2003                     25,754,261                        8,000             375,000
                                                                                          -----             -------


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

(5) On November 27, 2002, Cornell Capital Partners ("CCP") converted $10,000 of the $300,000 debenture issued as part of its Equity Line of Credit transaction ("Debenture") into 85,470 shares, on December 9, 2002, CCP converted $40,000 of the Debenture into 366,972 shares, on December 30, 2002 CCP converted $25,000 of the Debenture into 318,066 shares, for a total of 4,735,363 shares. On January 8, 2003, CCP converted $10,000 of the Debenture into 144,927 shares, on January 22, 2003, CCP converted $25,000 of the Debenture into 454,545 shares, on January 23, 2003, CCP converted $100,000 of the Debenture into 1,923,077 shares, on January 24, 2003 CCP converted the remaining $75,000 of the Debenture into 1,442,307 shares, and on January 28, 2003 CCP converted the interest due on the Debenture for the period August 2002 through December 2002 into 54,423 shares. On July 24, 2002, the Company entered into a $10,000,000 equity line of credit with CCP. As part of the transaction, the Company issued a $300,000 Debenture to CCP. The Debenture issued interest at six percent (6%) per annum and matured in two years. CCP had the right to convert the Debenture into Common Stock of the Company at a price equal to the lessor of either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price of the Common Stock on July 24, 2002, or (b) an amount equal to eighty percent (80%) of the average of the three (3) lowest Closing Bid Prices of the Common Stock for the five (5) trading days immediately preceding the date of CCP's conversion of the debenture into Common Stock.

(6)  On June 25, 2002, the Company satisfied $98,460.77 of indebtedness to Gary
     E. Ellison, P.C. special counsel to the Company by issuing Mr. Ellison 146,301 shares of Common Stock. This was accomplished through the filing on Form S-8 with the Securities and Exchange Commission on June 24, 2002.

(7) On January 28, 2003, the Company converted $30,000 of debt owed to Mr. Trainor into 395,257 shares of Common Stock.

         a.       Common Stock Options

                                                                  March 31,             March 31,
                                                                     2003                  2002
                                                                  ---------             ---------
                  Outstanding and Exercisable (3)
                   at beginning of period                         6,110,000             6,110,000

                  Canceled                                         (524,384)                  (--)

                  Granted                                                --                    --

                  Reclassified                                      (85,616)                   --

                  Exercised                                             (--)                   --

                  Outstanding and Exercisable (2)
                   at end of period                               5,500,000             6,110,000
                                                                  ---------             ---------

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

         b.       Common Stock Warrants

         Common Stock warrants outstanding at March 31, 2003, consist of the following(1):

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

         c.       Net Income Per Share

         Net income per share (primary basis) was calculated on the primary basis of the weighted average number of common shares outstanding which amounted to 25,754,261 for the period ended March 31, 2003 (2002
         -- 18,953,378). For the periods ending March 31, 2003 and 2002, the exercise of the options and warrants outstanding as at year end did not have a dilutive effect on the net income per share.

         d.       Payment of Accrued Dividends

         $603,024 of accrued dividends attributable to the 8% Cumulative Convertible Preferred Stock issued in the acquisition of CAMI ("CAMI Preferred") was paid in 480,998 shares of Common Stock upon conversion of 1,626,800 shares of the CAMI Preferred Stock to Common Stock commencing October, 2001 through March 31, 2003. See also Note 14(b), regarding payment of accrued dividends on the Series A Preferred Stock held by the Kanes through March 31, 2003.

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

         Mr. Amir satisfied his obligation under his guaranty to purchase one-half on 8,000 shares from the Plaintiffs. The Company entered into Stipulation for the Entry of Final Judgment and Judgment thereon as to Daleco Resources Corporation, pursuant to which the Company shall have until August 1, 2001 in which to redeem the remaining 8,000 shares for $400,000 plus accrued dividends through the date of settlement at a rate of ten percent (10%) per annum. The Kanes have been granting the Company an extension of the August 1, 2001 date on a month to month basis. On December 7, 2001, the Company paid the Kanes $90,000 representing all accrued and unpaid dividends on the Series A Preferred Stock through December 31, 2001. The Company has paid all dividends due and payable to the Kanes for periods through the fiscal quarter ending March 31, 2002. Payments for the last four quarters ending March 31, 2003, in the amount of $80,000, are still outstanding.

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

         The Company's performance during its second fiscal Quarter ended March 31, 2003, was influenced by a variety of factors which were beyond the control of management, such as the variability of the demand for and the pricing of crude oil and natural gas with the Company's operating areas and the demand and pricing, both domestically or internationally, for the Company's timber and industrial minerals impacted on the Company's results. The continuation of requests for additional confirmation testing of the Company's timber and Patented Process by independent parties also hindered the Company's ability to enter into immediate contracts for the sale of these products.

         For the three month period ending March 31, 2003, total revenues increased by $89,601 (34%) while operating expenses decreased by $146,213 (22%) as compared with the same quarter last year. For the period the Company recorded a net loss of $576,404 as compared to $848,583 for the period ending March 31, 2002. The increase in revenue and improved operating performance during the period is directly attributable to higher average oil and natural gas prices the Company received for its production during the fiscal quarter. Corporate administrative costs for the quarter ending March 31, 2003 were $244,142. This represents a nominal increase of 2.3% over the prior year's period.

         During the period, the Company continued mining and processing of calcium carbonate on its Oro Grande, New Mexico deposit for target markets within regional geographic area. In the quarter, samples of the Company's Kaolin were obtained and processed as part of application specific product development efforts in preparation of introduction to domestic and international markets. The Company's patented engineered CA Series products were successfully tested by independent environmental engineers, in remediating hazardous waste from industrial plants, while efforts continued to introduce our products to the agricultural sector.

         While the Company has yet to commence commercial marketing of its minerals, timber and CA Series remediation products, we believe that the recent product testing and development work and continuous efforts will result in a profitable future.

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

PART II. OTHER INFORMATION

Item 1.  None

Item 2.  Change in Securities.

         There were no sales of securities by the registrant during the quarter ending March 31, 2003. The Company did convert $10,000 of indebtedness owed to Mr. Novinskie, President and Chief Operating Officer, and $10,000 of indebtedness owed to Mr. Amir, Chairman of the Board of Directors and Chief Executive Officer into 143,884 shares (71,942 to each of Mr. Novinskie and Mr. Amir) as of December 3, 2002. Additionally, the Company issued a aggregate of 85,616 shares of common stock to Mr. Novinskie (42,808) and Mr. Amir (42,808) consistent with their Key Man Agreements dated November 16, 2002.

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

Item 3.  Heller Debt.

         In August 1997, the Company entered into an arrangement with Heller Financial, Inc. ("Heller") whereby Heller agreed to provide the Company with up to $15,000,000 to rework existing horizontal wells, re-complete its vertical wells as horizontal wells, and develop additional acreage. Under the terms of the agreement, all of the properties of Westlands were transferred to a newly formed limited partnership, Tri-Coastal Energy, L.P., the general partner of which is Tri-Coastal Energy, Inc., (Tri-Coastal) and the sole limited partner of which is Westlands. Westlands is also the sole shareholder of Tri-Coastal Energy, Inc. The amount outstanding (principal and accrued interest) under this arrangement as of March 31, 2003 and September 30, 2002, was $6,919,662 and $6,962,975, respectively. Interest on the borrowings is at prime plus 2%. Principal is paid out of 85% of the net cash flow from the properties. Additional interest is payable from 50% of the net cash flow from these properties after the payment of principal. In January 1999, Heller declared the loan to be in default, as a result of the pledged properties failure to generate the required interest payments. This was solely attributable to the decrease in the low worldwide prices for oil. As a result, the full amount of the Heller Loan has been reclassified as current debt. With the recovery of oil prices, the Heller Loan has come back into compliance, however, Heller has not rescinded its default notice. The obligations to Heller are non-recourse to the Company and payable solely out of the oil and properties pledged to Heller as collateral.

Item 4. Submission of Matters to a Vote of Security Holders.

         On February 27, 2003, the Company held its Annual Meeting of the Shareholders. At the Annual Meeting, the following matters were voted upon:

         1. Election of Directors: The following persons were elected to serve as directors of the Company until the next Annual Meeting of Shareholders: Dov Amir, Gary J. Novinskie, Alfonso Knoll, H. Paul Pryor, Robert G. Graustein and Robert E. Martin. The votes for these directors were as follows:

         ----------------------- ------------ --------------- ------------
         Name                    For          Vote Against    Abstain
         ----------------------- ------------ --------------- ------------
         Dov Amir                15,346,928   880,000         17,217
         ----------------------- ------------ --------------- ------------
         Gary J. Novinskie       15,346,956   880,000         17,189
         ----------------------- ------------ --------------- ------------
         Alfonso Knoll           10,829,763   4,253,656       1,160,696
         ----------------------- ------------ --------------- ------------
         H. Paul Pryor           14,881,881   880,000         482,264
         ----------------------- ------------ --------------- ------------
         Robert G. Graustein     14,864,331   880,000         499,764
         ----------------------- ------------ --------------- ------------
         Robert E. Martin        15,586,949   0               657,196
         ----------------------- ------------ --------------- ------------

         2. Retention of the authorized number of Preferred Shares of stock of the Company, par value $0.01 at 20,000,000 shares.

         -------------------------------------------------------------------
                                       VOTE
         -------------------------------------------------------------------
             FOR                     AGAINST                ABSTAIN
         --------------------- ------------------- -------------------------
         10,993,267                     0                  5,212,151
         --------------------- ------------------- -------------------------

         3. Ratification of Jay J. Shapiro as the Company's independent accountant for Fiscal Year 2003.

         --------------------------------------------------------------------
                                       VOTE
         --------------------------------------------------------------------
         --------------------- -------------------------------- -------------
             FOR                     AGAINST                ABSTAIN
         --------------------- ------------------- --------------------------
         15,363,321                  880,000                  261
         --------------------- ------------------- --------------------------

         The Company incorporates by reference its definitive Proxy Statement filed with the Securities and Exchange Commission On February 5, 2003, filed in accordance Regulation 14A under the Securities and Exchange Act of 1934, as amended.

Item 5.  Other Information

         Registrants Definitive Proxy Statement dated February 5, 2003.

ITEM 6.  Exhibits and Reports on Form 8-K

         None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          DALECO RESOURCES CORPORATION


Dated:  May 13, 2003                By: Gary J Novinskie
                                        ----------------------------
                                        Gary J. Novinskie, President


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          DALECO RESOURCES CORPORATION


Date:  May 13, 2003                     Gary J. Novinskie
                                        ----------------------
                                        Gary J. Novinskie
                                        President and Director


Date: May 13, 2003                      Dov Amir
                                        ---------------------------------------
                                        Dov Amir
                                        Chief Executive Officer and Chairman of
                                        the Board of Directors

                                  CERTIFICATION


         I, Gary J. Novinskie, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB for the quarter ending March 31, 2003 of Daleco Resources Corporation.

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

Date:  May 13, 2003                     Gary J. Novinskie
                                        -------------------------------------
                                        Gary J. Novinskie
                                        President and Chief Financial Officer

In connection with the Quarterly Report of Daleco Resources Corporation (the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dov Amir, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                                        Dov Amir
                                        -----------------------
                                        Dov Amir
                                        Chief Executive Officer
                                        May 13, 2003