Form 10QSB
period 2003-06-30
DALECO RESOURCES CORP
filed 2003-08-12
CIK 746967

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003
                               -------------
( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ______________

Commission File Number 0-12214
                       -------

                          DALECO RESOURCES CORPORATION
              -----------------------------------------------------
             (Name of small business issue as specified in Charter)

Nevada                                          23-2860734
------                                          ----------
(State or other jurisdiction                   (IRS Employer Identification
of incorporation or organization)               Number)

120 North Church Street
West Chester, Pennsylvania 19380               (610) 429-1258
--------------------------------                -------------
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

Number of shares outstanding of the issuer's common stock as of June 30, 2003:
25,764,261
Number of shares outstanding of the issuer's Series A preferred stock as of June 30, 2003: 8,000
Number of shares outstanding of the issuer's Series B preferred stock as of June 30, 2003: 375,000

                                      INDEX

                                                                           PAGE
PART I   FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS (Unaudited).................................3
         Consolidated Balance Sheets......................................3
         Consolidated Statement Of Loss...................................5
         Consolidated Statement Of Deficit................................6
         Consolidated Statement Of Cash Flow..............................7
         Notes to Consolidated Financial Statements.......................8

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.............................30

ITEM 3   CONTROLS AND PROCEDURES.........................................32

PART II  OTHER INFORMATION...............................................35

ITEM 2   CHANGE IN SECURITIES............................................35

ITEM 3   HELLER DEBT.....................................................36

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............36

ITEM 6   Exhibits and Reports on Form 8-K................................37

SIGNATURES ..............................................................38

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS AS OF June 30, 2003 AND SEPTEMBER 30, 2002-- PREPARED BY MANAGEMENT (UNAUDITED) AND SEPTEMBER 30, 2002 (AUDITED)
=========================================================================

                                                                June 30, 2003           September 30,
                                                                  (unaudited)               2002
                                                                                         (audited)
ASSETS
Current Assets
         Cash Accounts                                            $391,754                   $492,939
         C/Ds                                                      166,617                    132,743
         Account receivables                                       391,000                    848,487
         Prepaid Mineral Royalties (note 5c)                       240,150                    240,150
         Other Current Assets                                        4,569                      5,369
                                                               -----------                -----------
                               Total Current Asset             $ 1,194,090                $ 1,719,688
                                                               -----------                -----------
Other Assets
         Prepaid Mineral Royalties L/T                            $232,197                   $232,197
         Goodwill                                                  813,357                    813,357
         Accumulated Amortization Goodwill                        (813,357)                  (813,357)
                  Net Goodwill                                       -----                      -----
         Debt Placements Costs                                     584,815                    584,815
         Accumulated Amortization                                 (584,815)                  (584,815)
                  Net Debt Placement Costs                           -----                      -----
         Equity Placement Costs                                      -----                      -----
         Accumulated Amortization Equity Costs                       -----                      -----
                  Net Equity Placement                               -----                      -----
                          Total Other Assets                   $   232,197                $   232,197
                                                               ===========                ===========
Fixed Assets
         Oil and Gas Properties (note 3)                       $12,607,950                $12,607,950
         Accumulated DD&A                                       (6,707,950)                (6,307,950)
                  Net Oil and Gas Property                       5,900,000                  6,300,000
         Mineral Properties (note 5)                            12,609,100                 12,609,100
         Accumulated DD&A                                            -----                      -----
                  Net Mineral Property                          12,609,100                 12,609,100
         Timber Properties (note 4)                              1,028,342                  1,028,342
         Accumulated DD&A                                       (1,028,342)                (1,028,342)
                  Net Timber Property                                -----                      -----
         Technology/Patent Rights (note 6)                       7,767,000                  7,767,000
         Accumulated DD&A                                       (1,974,528)                (1,399,743)
                  Net Tech./Patent Rights                        5,792,472                  6,367,257
         Property, Equipment, Furniture & Fixtures                 514,749                    514,749
         Accum. Depr (P, E, P & P)                               (490,749)                  (476,766)
                  Net (P, E, P & P)                                 24,000                     37,983
         Leasehold Improvements                                      -----                      -----
         Accu. Amort. (Lse. Improvements)                            -----                      -----
                  Net Lse. Improvements                              -----                      -----
                         Total Fixed Assets                    $24,325,572                $25,314,340
                                                               ===========                ===========
                         Total Assets                          $25,751,859                $27,266,225
                                                               ===========                ===========
                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                      -3-

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS AS OF June 30, 2003 AND SEPTEMBER 30, 2002-- PREPARED BY MANAGEMENT (UNAUDITED) AND SEPTEMBER 30, 2002 (AUDITED)
=========================================================================

                                                                          June 30, 2003        September 30,
                                                                           (unaudited)             2002
                                                                                                 (audited)

LIABILITIES
Current Liabilities
         Trade A/P                                                         $    532,963         $    784,520
         Notes Payable (note 7)                                                 142,543              142,543
         Note Due related Pty (note 8).                                         725,196              698,196
         HFI Financing (note 10a)                                             5,154,783            5,154,783
         Loans--1st Regional (note 10d)                                         100,000              100,000
         CAMI Notes                                                             514,881              514,881
         Sonata and Standard Energy  Financing (notes 7b and 10b)                 -----                -----
         Accrued Interest Expense (notes 10a and 10b)                         1,891,444            1,974,261
         Accrued Dividend Expense (notes 11d and 16)                          1,995,106            1,750,106
         Accrued Expense Reimbursements                                          59,080               55,938
         Accrued Salary Expense                                                 296,120              170,595
                         Total Current Liabilities                         $ 11,412,116         $ 11,345,823
                                                                           ------------         ------------
Long Term Debt                                                                    -----             $300,000

         Total Long Term Debt                                                     -----             $300,000
                                                                                  -----             --------
                            Total Liabilities                              $ 11,412,116          $11,645,823
                                                                           ------------         ------------
EQUITY
         Beginning Retained Earnings                                       $(23,578,330)        $(18,185,097)
         Current Period Income/(loss)                                          (488,035)          (3,511,493)
         Dividends Paid (Cash & Stock)                                           10,000             (724,772)
         Add. Paid in Capital                                                38,134,735           37,836,061
         Preferred Stock (note 11)                                                3,830                3,830
         Common Stock (note 11)                                                 257,543              201,873

                          Total Equity                                     $ 14,339,743          $15,620,402
                                                                           ------------         ------------
                 Total Liabilities and Equity                              $ 25,751,859         $ 27,266,225
                                                                           ============         ============



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF LOSS FOR THE QUARTERS ENDING AND THE NINE MONTHS ENDING June 30, 2003 AND 2002 -- PREPARED BY MANAGEMENT (UNAUDITED)

========================================================================================================================

                                                        3 Months Ending                   9 Months Ending
                                                      2003          2002                   2003          2002
                                                      ----          ----                   ----          ----

Revenue
   O&G Sales                                     $ 380,984     $ 303,629            $ 1,053,044      $   786,980
   N P I Receipts                                     ----                                 ----
   Royalty Receipts                                 11,019         4,074                 23,038           12,604
   Timber Sales                                     20,000           ---                 20,000              ---
   Mineral Sales                                     -----          ----                  -----             ----
            Total Operating Income               $ 412,004     $                    $ 1,096,082      $
                                                 ---------     ---------            -----------      -----------
   Interest Income                                   -----          ----                  -----             ----
   Well Management                                  16,505        17,111                 50,122           51,334
   Ptr. Management                                   -----          ----                  -----
   Other Income                                     20,000           ---                 20,000              ---
           Total Other Income                    $  36,505     $  17,111            $    70,122      $    51,334
                                                 ---------     ---------            -----------      -----------
           Total Income                          $ 448,509     $ 324,814            $ 1,166,204      $   850,918
                                                 =========     =========            ===========      ===========
Expenses
   LOE - Oil and Gas                             $ 125,311     $ 206,700            $   431,536      $   509,904
   LOE--Timber                                         600           ---                  9,600              ---
   LOE--Minerals                                    18,109           ---                 67,247              ---
   N P I Exp.                                         ----           ---                   ----              ---
   Prod Tax                                         29,626        21,314                 83,141           58,954
   DD&A (Fixed Assets)                             346,256       276,256                988,768        1,095,685
   Third Party Distributions                         7,040         3,500                 16,877           39,767
            Total Operational Expense            $ 526,942     $ 507,770            $ 1,597,169      $ 1,704,310
                                                 ---------     ---------            -----------      -----------

   Interest Expense                                215,698        71,137                560,446          461,773
   General and Administrative Expenses             162,482       205,626                387,944          480,499
   Legal and Professional Fees                      28,736        13,182                261,119          187,567
   Financial Advisor Fees                            -----           ---                  -----           30,000
   Shareholder Information                           2,686         5,837                  4,527           23,413
   Amortization of Debt Costs                        -----           ---                  -----              ---
   Amortization of Goodwill                          -----           ---                  -----              ---
           Total Expenses                        $ 936,544     $ 803,552            $ 2,811,206      $ 2,887,562
                                                 ---------     ---------            -----------      -----------
           Net Income (Loss)                     $(488,035)    $(478,738)           $(1,645,003)     $(2,036,644)
   Loss per Outstanding Common Share                 ($.02)        ($.02)                 ($.06)           ($.11)

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF DEFICIT FOR THE THREE MONTHS
ENDED DECEMBER 31, 1998 AND 1997 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================


                                                       2003             2002
                                                       ----             ----
Deficit - Beginning of Period                      $(22,421,366)   $(18,185,098)
Net loss for the 9 month period                      (1,645,002)     (2,036,644)
Dividends on Preferred Stock                            (10,000)             (0)
Deficit - End of Period                            $(24,076,368)   $(20,221,742)
                                                   =============   =============


























                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE QUARTERS ENDING AND NINE MONTHS ENDING JUNE 30, 2003 AND 2002 - PREPARED BY MANAGEMENT (UNAUDITED)

============================================================================================================================

                                                                    3 Months Ending                   9 Months Ending
                                                                  2003           2002              2003            2002
                                                                  ----           ----              ----            ----
Operating Activities
Net Income/( loss) for the period                             $(488,035)     $(478,738)       $(1,645,002)    $(2,036,544)
Items not affecting working capital
     Change in DD & A for period                               $346,306       $276,256          $ 988,768     $ 1,095,685
     Debt Amortization                                             ----           ----               ----           -----
                  Sub Total                                    $346,306       $276,256          $ 988,768     $ 1,095,685
                                                               --------       --------          ---------     -----------
Items affecting Working Capital:
     (Increase) Decrease in other assets                       $   ----       $   ----          $     800     $   (18,274)
     (Increase) Decrease in Pre-paid Royalties                    -----           ----              -----           -----
     (Increase) Decrease in accounts receivable                  (5,849)       383,960            457,487          78,026
     Increase/(Decrease) in Partnership Accrued Distribution      -----          -----              -----           -----
     Increase (Decrease) in Trade payables                      115,787       (182,606)          (251,557)     (1,351,834)
     Increase.(Decrease) in other Accrued Expenses               33,787         56,031            128,667          12,577
     Gain/(loss) on Sale of Properties                           17,268          -----             17,268           -----
                  Sub Total                                    $161,180       $257,383          $ 352,685     $(1,279,505)
                                                               --------       --------          ---------     -----------

Cash provided (used) for operating activities                  $ 19,451       $ 54,901          $(303,669)    $(2,220,464)
                                                               --------       --------          ---------     -----------
Investing Activities
     (Increase)/decrease in Investment in Subsidiaries         $  -----       $242,257          $   -----     $    57,743
     Leasing, Acquisition and Well Costs Incurred                 -----          -----                             ------

Cash Provided from/(used for) Investing Activities             $  -----       $242,257          $   -----     $    57,743

Financing Activities
     Increase/(decrease) Notes due Related Parties             $  8,000       $137,000          $  27,000     $   137,000
     Increase/(decrease) Other Notes due                          -----        (20,000)             -----        (281,549)
     Increase/(decrease) Accrued Interest                       (50,928)        (9,198)           (82,817)       (121,504)
     Increase/(decrease) Accrued Dividends                       75,000       (201,213)           245,000        (850,297)
     Dividends Paid                                             (10,000)       (10,000)           (10,000)        (20,000)
     Proceeds of Equity Issuance                                  -----        201,081            357,075       1,428,752
     Proceeds of L/ Debt   -                                      -----          -----           (300,000)          -----
Cash provided from/(used for) financing activities             $ 22,072       $ 97,670          $ 236,268     $   292,402
                                                               --------       --------          ---------     -----------
Net Increase/(decrease) in cash for period                     $ 41,623       $394,828          $ (67,311)    $(1,870,319)

Cash and Cash Equivalents - Beginning of Period                $518,848       $235,893          $ 625,682     $ 2,501,040
                                                               --------       --------          ---------     -----------
Cash and Cash Equivalents - End of Period                      $558,371       $630,721          $ 558,371        $630,721
                                                               ========       ========          =========     ===========
     Change in Cash FY  3rd Qtr.                               $ 41,523       $394,828          $ (67,311)    $(1,870,319)
                                                               ========       ========          =========     ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 2003 AND 2002--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
1.       CONTINUED OPERATIONS

         The financial statements have been prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. For the quarter ending June 30, 2003, the Company reported a loss of $488,035. The ability of the Company to meet its total liabilities of $11,412,116, of which $6,840,961 is nonrecourse to the Company (See Note 10a) and to continue as a going concern is dependent upon the availability of future funding, achieving profitable timber operations and successful development of its mineral assets. On July 24, 2002 ("Closing Date"), the Company entered into a $10,000,000 Equity Line of Credit Agreement with Cornell Capital Partners, L.P. ("CCP"). As part of the transaction, the Company issued to CCP a two year convertible debenture in a face amount of $300,000. The debenture was convertible into common stock at a price equal to the lesser of 120% of the final bid price on the Closing Date or 80% of the average lowest three closing bid prices as reported by Bloomberg of the Company's common stock for the five trading days immediately preceding the date of the conversion. As on January 24, 2003, the entire debenture had been converted into the common stock of the Company (see Note 11(5)). The equity line provides for the Company to draw down $75,000 per week over a three-year period. As of June 30, 2003, the Company had not utilized any portion of the Equity Line of Credit. In accordance with the provisions of the Equity Line of Credit, the Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission, which became effect on November 7, 2002.

         The Company will continue to seek and evaluate "project specific" funding commitments and other capital funding alternatives if and as they become available.

         As of June 30, 2003, the Company and certain of it subsidiaries were in default of certain debt obligations (See Notes 7, 8 and 10(a) below) . The holders of these instruments are working with the Company to achieve the ultimate extinguishment of the obligations.

2.       Summary of Significant Accounting Policies

         a.   Use of estimates

         The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company does not use non-GAAP financial measures in any of its filing with the Securities and Exchange Commission.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 2003 AND 2002--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
         b.   Basis of consolidation

         The consolidated financial statements of Daleco Resources Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company and its wholly-owned subsidiaries Westlands Resources Corporation, Sustainable Forest Industries Inc., Deven Resources, Inc., DRI Operating Company, Tri-Coastal Energy, Inc., Clean Age Minerals Incorporated, CA Properties, Inc. and 16/6, Inc. The Company's investments in oil and gas leases are accounted for using proportionate consolidation whereby the Company's pro rata share of each of the assets, liabilities, revenues and expenses of the investments are aggregated with those of the Company in its financial statements. The Companies investments in minerals are accounted for using purchasing accounting methods.

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

         The Company has been assessing the impairment of capitalized costs of proved oil and gas properties and other long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed. Under this method, the

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 2003 AND 2002--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
Company generally assesses its oil and gas properties on a field-by-field basis utilizing its current estimate of future revenues and operating expenses. In the event net un-discounted cash flow is less than the carrying value, an impairment loss is recorded based on estimated fair value, which would consider discounted future net cash flows. SFAS 121 did not have any impact on the Company's change in method of assessing impairment of oil and gas properties and other long-lived assets including $20,000,000 in mineral properties.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 2003 AND 2002--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
         h.   Debt Issue Costs

         Debt issue costs, represent those associated with the Heller Financial, Inc. loan (see Note 10) and were being amortized over a period of five years. The debt issuance costs was fully amortized as of March 31, 2002.

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

3.       Oil and Gas and Equipment

                                                                 As of
                                                       -------------------------
                                                         6/30/03       9/30/02
                                                         -------       -------

Proven lease acreage costs                             $5,429,996     $5,429,996

Proven undeveloped lease acreage costs                 $1,745,810     $1,745,810

Well costs                                             $5,432,145     $5,432,145
                                                       ----------     ----------
                                                      $12,607,950    $12,607,950

Accumulated depletion, depreciation and amortization   $6,707,950      6,307,950
                                                       ----------      ---------
                                                       $5,900,000     $6,300,000
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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 2003 AND 2002--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
         Since the Company, as managing general partner, was responsible for the receipt and distribution of all funds from the sales of these assets, 100% of the proceeds were tabulated as part of the gross revenues of the Company on its financial statements for the relevant periods. As indicated on those statements, net funds attributable to the limited partners of Developing Energy Partners I, L.P. were shown as both a line item, "Third Party Distributions", and within the appropriate notes to those financial statements.

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

         The acquisition has been accounted for by the purchase method. The purchase price of $962,500 was determined based on the fair value of the 150,000 common shares of the Company given to acquire Sustainable. The fair value of the net liabilities of Sustainable acquired was $65,842 resulting in consideration of approximately $1,028,342, which has been recorded as timber rights. To reflect adjustments to the carry value of these assets, the Company has taken charges accumulating $1,028,342 as such the timber interests are no longer carried on the Company's books.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 2003 AND 2002--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
         The Company has maintained its concession rights since the inception of timber operations in 1997.

5.       Mineral Properties

a. Clean Age Minerals Incorporated. In September 2000, the Company acquired Clean Age Minerals Incorporated ("CAMI") by way of merger with the Company's wholly owned subsidiary, Strategic Minerals, Inc. CAMI has three (3) subsidiaries at the time of its acquisition, CA Properties, Inc., Matrix-Loc, Inc. and Lone Star Minerals, Inc. (collectively "CAP"). In Fiscal Year 2002, the name of Strategic Minerals, Inc. was changed to Clean Age Minerals, Inc. Also, the subsidiaries of Clean Age Minerals, Inc. were vertically merged, so that there is now only one subsidiary of Clean Age Minerals, Inc., CA Properties, Inc.

         CAP owns or has under long-term lease: (a) 5,200 acres(+/-) in Marfa, Presidio County, Texas, containing high grade zeolite; (b) 5,020 acres(+/-) of calcium carbonate deposits located in the Oro Grande area, Cibola County, New Mexico; (c) seventeen (17) mining claims located in Sierra County, New Mexico covering 2,700 acres(+/-) of Kaolin; (d) eleven (11) zeolite mining claims covering approximately 220 acres(+/-) located in Beaver County, Utah.

         b.   Minerals and Equipment
                                              2003                       2002
         Proven undeveloped lease costs    $12,609,100               $12,609,100
         Mine development costs                     --                        --
         Accumulated depletion and                  --                        --
         Depreciation
                                           $12,609,100               $12,609,100
                                           -----------               -----------

         c.   Prepaid Royalties.
         The Company receives a credit in the nature of "prepaid royalties" for rents paid on the Marfa Zeolite Lease, Presidio County, Texas, and a portion of the New Mexico Oro Grande Limestone Lease in Cibola County, New Mexico. During Fiscal year 2002 the Company did preliminary mining activities on its properties for the purpose of testing the minerals and producing samples for sales. The Company was entered into a contract for the commercial production of its calcium carbonate property in New Mexico in July 2003. The Company anticipates the commencement of the commercial production of its Kaolin and zeolite properties in the fourth quarters of Fiscal Year 2003. The Company did make sales of its CA Series products in the first and second quarter of Fiscal Year 2003. Testing of the Company's Kaolin was commenced in December 2002 and continued through the third quarter to confirm its properties for bidding on contracts currently anticipated to occur in the fourth quarter or the first quarter of Fiscal Year 2004. A portion of the Prepaid royalties ($232,197) attributable to the Calcium Carbonate deposits are not anticipated to be fully recovered in Fiscal Year 2003 and are carried as Long Term Assets. The remainder of the prepaid royalties ($240,150) is anticipated to be utilized within the subsequent twelve-month period and are listed as Current Assets.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 2003 AND 2002--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
6.       Patents & Technology

         As part of the acquisition of Clean Age Minerals Incorporated (See Note 5(a) above), the Company also acquired U.S. Patent No: 5387738. This patent, owned by Clean Age Minerals Incorporated (previously owned by Matrix-Loc, Inc. which was acquired by Clean Age Minerals Incorporated as a result of Matrix-Loc's merger with Clean Age Minerals as of March 18, 2002), deals with a reagent and process for the remediation of water and contaminated soils. The Company's subsidiary 16/6, Inc. has applied for a patent on its I(2) Technology. (Patent Pending #09/659641) This patent application covers the ability to extract certain text documentation from existing published documents. The United States Patent Office on June 13, 2003 issued a preliminary denial of the 16/6's patented application for the I(2) technology. The Company is currently reviewing its options which include but are not limited to appealing the Patent Office Examiner's decision or proceeding with the "build-out" of the technology in a proprietary but unpatented form.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 2003 AND 2002--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

         on the Series A Preferred Stock was paid to Mr. Amir in the third quarter of fiscal 2002. (See Note 8(a)).

b. During fiscal 1998, the Company borrowed $145,000 from four (4) persons. The debt was evidenced by Notes which matured on November 21, 1998. The Notes earned interest at 2% over the prime rate charged by the Huntingdon National Bank of Columbus, Ohio, through the maturity date, and 18% thereafter. The Note holders were also given warrants. (See Note 11(b)--Warrants). $75,000 in principal amount plus accrued Interest due to Sonata Investment Company, Ltd., one of the Noteholders, ("Sonata") was paid to Sonata on November 30, 2001. On June 7, 2002, Mr. Lincoln converted his Note in the amount of $20,000, plus accrued and unpaid interest of $13,528.17, into 49,818 shares of common stock. The debt was converted at a price of $.673 per share which represented the average of the bid and closing prices for the five day period prior to the conversion. Presently, only two of the 4 Notes each in the Face amount of $25,000, of the original $145,000 remain outstanding. On August 1, 2001, the Company borrowed $42,000 from Standard Energy Company. This loan earned interest at 2% per annum. The Standard Energy Company loan was satisfied on November 30, 2001.

c. Pursuant to Paragraph 5.1 of the Agreement and Plan of Merger by and among Clean Age Minerals Incorporated ("CAMI") and Strategic Minerals, Inc. ("SMI") and the Company dated September 19, 2000, obligations of CAMI to certain officers, directors and third parties were to have been satisfied by SMI or the Company within one (1) year of the merger. The indebtedness totaled (including the Martin Debt as defined in Note 8(b) below) $514,881 and was evidenced by Notes dated September 19, 2000. The Notes were due and payable on or before September 18, 2001 and provide for interest at the rate of 8% per annum. These Notes remain outstanding. As of June 30, 2003, the total amount payable on these notes is $628,171 representing principal of $514,881 and accrued but unpaid interest of $113,290.

8.       Due to (from) Related Parties

         (a)  Due to (from) Amir

         Mr. Amir has entered into four (4) Notes with the Company as follows:

         (1) Note dated October 1, 1995, bearing interest at the rate of prime plus 3 percent in the principal amount of $91,062.00. This amount remains outstanding as of June 30, 2003.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 2003 AND 2002--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
         (2) Note dated October 1, 1995 bearing interest at the rate of 7% as a result of various advances as to the Company in the principal amount of $472,134 as of June 30, 2003.

         (3) Note dated July 20, 1998 in the face amount of $25,000 (See Note 7(b)) bearing interest at the rate of 2% over the prime rate charged by the Huntingdon National Bank of Columbus, Ohio, through the maturity date, November 21, 1998 and 18% thereafter.

         (4) Note dated June 17, 2002 bearing interest at the rate of 7% in the principal amount of $137,000.

         As of June 30, 2003, the outstanding principal and accrued but unpaid interest on the obligations listed under numbers 1 through 4 to Mr. Amir amounted to $778,267.

         Mr. Amir was also entitled to a cash payment of $25,000 under his Key Man Contract on June 30, 2002. This bonus has not been paid (See Note 13(b)).

         Prior to conversion of his Series A Preferred Stock into common stock, Mr. Amir was entitled to have received dividends in the amount of $91,550.72 of which $59,337.72 remains outstanding (See Note 7(a)).

         As of June 30, 2003, the Company owed Mr. Amir $70,834 in unreimbursed business expenses and $18,146 in accrued but unpaid salary.

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

         As of June 30, 2003, the Company was indebted to Mr. Amir in the aggregate amount of $926,584.

 (b) By virtue of the merger of Clean Age Minerals Incorporated ("CAMI") with Strategic Minerals, Inc. on September 19, 2000, Strategic Minerals, Inc. assumed the obligation of CAMI to Mr. Robert E. Martin in the amount of $134,811 ("Martin Debt"). The Martin Debt was to have

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 2003 AND 2002--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
         been satisfied on or before September 18, 2001 but was not and remains outstanding. As of June 30, 2003, the Martin Debt amounts to $170,999 representing $134,811 in principal and $36,188 in accrued but unpaid interest. The Martin Debt is evidenced by a Note providing for an annual rate of interest of 8%. These amounts are included in the amounts shown for the Company's obligation to the former officers and directors of Clean Age Minerals Incorporated. See Note 7(c)). As of June 30, 2003, the Company owed Mr. Martin $62,501 in accrued but unpaid salary and $6,489 in accrued and unpaid reimbursable business expenses.

(c) Novinskie Debt. Under the terms of Mr. Novinskie's employment agreement (See Note 13(b)), Mr. Novinskie was to have received a cash bonus of $25,000 as of September 30, 2002. This bonus was not paid. As of March 31, 2003, the Company owed Mr. Novinskie $33,699 in unreimbursed expenses and $70,835 in accrued but unpaid salary and $25,000 in accrued and unpaid bonuses (as discussed previously).

` Mr. Novinskie converted $10,000 of indebtedness into 71,942 shares of Common Stock as of December 3, 2002. The conversion was at the average of the closing bid and asking price for the Common Stock for the five trading days prior to the date of conversion. As of June 30, 2003, the Company was indebted to Mr. Novinskie in the aggregate amount of $104,534.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 2003 AND 2002--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
10.      Long-Term Debt

         Long-term debt of the Company consists of the following:

         a.   Heller Financial, Inc.

         In August 1997, the Company entered into an arrangement with Heller Financial, Inc. ("Heller") whereby Heller agreed to provide the Company with up to $15,000,000 to rework existing horizontal wells, re-complete its vertical wells as horizontal wells, and develop additional acreage. Under the terms of the agreement, all of the properties of Westlands were transferred to a newly formed limited partnership, Tri-Coastal Energy, L.P., the general partner of which is Tri-Coastal Energy, Inc., (Tri-Coastal) and the sole limited partner of which is Westlands. Westlands is also the sole shareholder of Tri-Coastal Energy, Inc. The amount outstanding (principal and accrued interest) under this arrangement as of June 30, 2003 and September 30, 2002, was $6,840,961 and $6,962,975, respectively. Interest on the borrowings is at prime plus 2%. Principal is paid out of 85% of the net cash flow from the properties. Additional interest is payable from 50% of the net cash flow from these properties after the payment of principal. In January 1999, Heller declared the loan to be in default, as a result of the pledged properties failure to generate the required interest payments. This was solely attributable to the decrease in the low worldwide prices for oil. As a result, the full amount of the Heller Loan has been reclassified as current debt. With the recovery of oil prices, the Heller Loan has come back into compliance, however, Heller has not rescinded its default notice. The obligations to Heller are non-recourse to the Company and payable solely out of the oil and properties pledged to Heller as collateral.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 2003 AND 2002--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 2003 AND 2002--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
11.      Capital Stock

                                                                                                     NUMBER OF
                                                                                                      SERIES B
                                                                          NUMBER OF SERIES           PREFERRED
                                                  NUMBER OF COMMON             A PREFERRED          SHARES PAR
                                                  SHARES,PAR VALUE        SHARES PAR VALUE         VALUE $0.01
                                                   $0.01 PER SHARE      $0.01 PER SHARE (1)       PER SHARE (1)
                                                  ----------------      -------------------      -------------
Balance as of June 30, 2002                             19,182,239                   8,000             375,000

Issuance on conversion of the Note held
 by David Lincoln (See Note 7(b))                           49,818
Issuance to Cornell Capital Partners, L.P.
 and Westrock Advisors(2)(5)                             5,897,447
Issued to Mr. Novinskie and Mr. Amir(3)(4)                 229,500
Issued to Mr. Trainor in exchange for debt(6)              395,257
Ending Balance as of June 30, 2003                      25,754,261                   8,000             375,000



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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 2003 AND 2002--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
(5) On November 27, 2002, Cornell Capital Partners ("CCP") converted $10,000 of the $300,000 debenture issued as part of its Equity Line of Credit transaction ("Debenture") into 85,470 shares, on December 9, 2002, CCP converted $40,000 of the Debenture into 366,972 shares, on December 30, 2002 CCP converted $25,000 of the Debenture into 318,066 shares, on January 8, 2003, CCP converted $10,000 of the Debenture into 144,927 shares, on January 13, 2003, CCP converted $15,000 of the Debenture into 238,095 shares, on January 22, 2003, CCP converted $25,000 of the Debenture into 454,545 shares, on January 23, 2003, CCP converted $100,000 of the Debenture into 1,923,077 shares, on January 24, 2003 CCP converted the remaining $75,000 of the Debenture into 1,442,307 shares, and on January 28, 2003 CCP converted the interest due on the Debenture for the period August 2002 through December 2002 into 54,423. The entire Debenture has been converted into a total of 5,027,882 shares of common stock. On July 24, 2002, the Company entered into a $10,000,000 equity line of credit with CCP. As part of the transaction, the Company issued a $300,000 Debenture to CCP. The Debenture issued interest at six percent (6%) per annum and matured in two years. CCP had the right to convert the Debenture into Common Stock of the Company at a price equal to the lessor of either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price of the Common Stock on July 24, 2002, or (b) an amount equal to eighty percent (80%) of the average of the three (3) lowest Closing Bid Prices of the Common Stock for the five (5) trading days immediately preceding the date of CCP's conversion of the debenture into Common Stock.

(6) On January 28, 2003, the Company converted $30,000 of debt owed to Mr. Trainor into 395,257 shares of Common Stock.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 2003 AND 2002--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

         a.  Common Stock Options
                                                   June 30,       June 30,
                                                     2003           2002
                                                  ---------      ---------
             Outstanding and Exercisable (3)
              at beginning of period              5,610,000      6,110,000

             Canceled                              (110,000)      (414,384)

             Granted                                  -----          -----

             Reclassified                             (----)       (85,616)

             Exercised                                 (---)         -----

             Outstanding and Exercisable (2)
              at end of period                    5,500,000      5,610,000

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


         On November 16, 2001, the Company entered into Key Man Employment Contracts with Mr. Dov Amir, Chairman of the Board of Directors and Chief Executive Officer of the Company, Mr. Gary J. Novinskie, President and Chief Operating Officer of the Company, and Mr. Robert E. Martin, a Director of the Company and President of Clean Age Minerals Incorporated (previously Strategic Minerals, Inc., see merger discussion). Under the employment agreements (see Note 13 below), Messrs. Amir and Novinskie were granted options for 500,000 shares of common stock and Mr. Martin was granted options for 1,000,000 shares of common stock. All these options expire on the third anniversary of the vesting of the options or two years after the key man ceases to be an employee of the Company. The exercise price for Mr. Martin's options are priced at $1.08 per share, 90% of the average closing price for the common stock for the five business days prior to October 1, 2001. The exercise price for Messrs. Amir's and Novinskie's options is 90% of the average closing price for the common stock at the close of business for the five trading days immediately

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 2003 AND 2002--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
         preceding June 30, 2002. The exercise
         price was determined to be $0.526 per share Mr. Amir and Mr. Novinskie received a signing bonus under the Key Man Contracts of $50,000, $25,000 of which is to be paid in common stock on or before June 30, 2002, at a price equal to the average closing price for the common stock for the five business days preceding the date of issuance. Mr. Amir and Mr. Novinskie were each awarded 42,808 shares under this grant.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 2003 AND 2002--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
         b.       Common Stock Warrants

         Common Stock warrants outstanding at June 30, 2003, consist of the following(1):
                                Price Per
Issuance                     Expiration Date         Amount (1)         Share
--------                     ---------------         ---------          -----
Financing Sources (2)        August 1, 2003 to                          $0.55 to
                             November 20, 2005        699,579              $1.05

Terra Silex Warrant (3)      December 31, 2006        250,000              $1.25

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

         On November 28, 2001, a total of 435,941 warrants to purchase common stock were granted to Sonata Investment Ltd. (warrants for 395, 273 shares of common stock ("Sonata Warrant")) and Standard Energy (warrants for 40, 668 shares of common stock ("Standard Warrant")) as consideration for entering into the Loan Conversion Agreement dated August 1, 2001. The Loan Conversion Agreement extended the date by which the Company had to satisfy its obligations to both Sonata Investment Company, Ltd. ("Sonata") (See Note 10(b)) and Standard Energy Company ("Standard") and granted both Sonata and Standard the right to convert the debt into common stock of the Company at such

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 2003 AND 2002--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
         time as the Company advised Sonata and Standard of its intent to satisfy the Company's obligations to one or both entities. Sonata and Standard are affiliated entities. The exercise price was fixed at $1.05. The Sonata and Standard Warrants were to have expired August 1, 2002. However, the Company agreed to extend the termination date of the Sonata and Standard Warrants until July 31, 2004 in exchange for Sonata's relinquishing its twenty percent (20%) interest in the net profits of the Company's subsidiary Sustainable Forest Industries, Inc. (See Note 10(b))

         On August 10, 2002, warrants for 25,000 shares issued to the Kanes in consideration for forbearance on the redemption of the Series A Preferred Stock expired.

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

         c.   Net Income Per Share

         Net income per share (primary basis) was calculated on the primary basis of the weighted average number of common shares outstanding which amounted to 25,754,261 for the period ended June 30, 2003 (2002 --19,182,239). For the periods ending June 30, 2003 and 2002, the exercise of the options and warrants outstanding as at year end did not have a dilutive effect on the net income per share.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 2003 AND 2002--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
         d.   Payment of Accrued Dividends

         $603,024 of accrued dividends attributable to the 8% Cumulative Convertible Preferred Stock issued in the acquisition of CAMI ("CAMI Preferred") was paid in 480,998 shares of Common Stock upon conversion of 1,626,800 shares of the CAMI Preferred Stock to Common Stock commencing October, 2001 through June 30, 2003. See also Note 14(b), regarding payment of accrued dividends on the Series A Preferred Stock held by the Kanes through June 30, 2003.

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

13.      Employment Contracts and Commitments

a. In connection with the acquisition of Sustainable and under a Management Agreement dated April 17, 1995, the Company agreed to engage two key officers for a period of seven years ending April 17, 2002. The two key officers are entitled to a base salary of $75,000 plus additional incentive payments each based upon a percentage of net income of Sustainable. At the time of termination for any reason, the key officers are entitled to a severance payment equal to the total of the annual base salary plus additional annual incentive payments he is then receiving multiplied by the remaining years, or portions thereof, of the contract period. During fiscal 1997, the Company reached a settlement with one of the officers in the total amount of $60,000 to be paid at $5,000 per month through February 1998.The one remaining SFI employment contract expired in accordance with its terms on April 17, 2002 and was not renewed. The Company retains the services of the employee. As of June 30, 2002, Mr. Novinskie and Mr. Amir's employment contracts provided for bonuses of $50,000 each to be paid one-half in common stock and one-half in cash. The price of the stock to be issued was determined by taking the closing average of the bid and asked price for the Company's stock for the five (5) trading days preceding June 30, 2002. (See Note 13(b) below).

b. On November 16, 2001, the Company entered into a Stock Purchase Agreement with SCOA ("SCOA SPA"). As a condition to the closing of the SCOA SPA, SCOA required that the Company enter into Key Man Employment Contracts ("Key Man Contracts") with Messrs. Robert E. Martin, Gary J.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 2003 AND 2002--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================


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

b. Kane v. Daleco Resources Corp., et. al. On or about January 14, 2000, Stanley B. Kane, et. al. commenced an action in the Superior Court, Los Angeles, California to enforce their right to have the Company repurchase 16,000 shares (stated value $50,000 purchase) of Series A, 10% Cumulative Preferred Stock. The Plaintiffs had the right to put the stock to the Company on August 20, 1999, which they did. Although the Company continued to pay quarterly dividends on the Series A Preferred Stock, it did not redeem the shares due to its lack of

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 2003 AND 2002--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
         liquidity. Also named in the suit were Messrs. Dov Amir (a current officer and director of the Company) and Mr. Louis Erlich (who was an officer and director of the Company at the time of the issuance of the Series A Preferred Stock) who had given personal guaranties to the Plaintiffs.

         Mr. Amir satisfied his obligation under his guaranty to purchase one-half on 8,000 shares from the Plaintiffs. The Company entered into Stipulation for the Entry of Final Judgment and Judgment thereon as to Daleco Resources Corporation, pursuant to which the Company shall have until August 1, 2001 in which to redeem the remaining 8,000 shares for $400,000 plus accrued dividends through the date of settlement at a rate of ten percent (10%) per annum. The Kanes have been granting the Company an extension of the August 1, 2001 date on a month to month basis. On December 7, 2001, the Company paid the Kanes $90,000 representing all accrued and unpaid dividends on the Series A Preferred Stock through December 31, 2001. The Company has paid all dividends due and payable to the Kanes for periods through the fiscal quarter ending March 31, 2002. Payments for the last four quarters ending March 31, 2003 , in the amount of $80,000, are still outstanding.

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

         Developing Energy Partners I, L.P. ("DEP"), for which Deven Resources, Inc. ("DRI") was the general partner, owned a 40% interest in BBC/DRI Blacklick Joint Venture ("Joint Venture"). Belden & Blake Corporation ("BBC") owned the remaining 60% of the Joint Venture prior to September 28, 2001 at which time it acquired the 40% interest held by DEP. The pipeline and utilization of the easement by BBC which are the subject of this action are attributable to wells drilled on acreage under lease to the Joint Venture ("BBC Wells"). DEP went non-consent on the BBC Wells. Under the Joint Venture agreement, since DEP went non-consent on the BBC Wells, DEP had no responsibility or liability for any costs associated with the BBC Wells. Since the pipeline and easement usage across the lands of the Plaintiff was exclusively related to the BBC Wells, DEP

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 2003 AND 2002--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
         had no liability for the costs associated with this lawsuit.
         The relief sought by the lawsuit is to enjoin BBC from laying its lines across the Plaintiffs property and for damages to the surface of Plaintiffs property resulting from BBC's actions.

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

         Daleco's 16/6, Inc.

         Effective July 7, 2001, Daleco acquired 16/6, Inc., a software development firm 16/6 has applied for a patent on its I(2) technology (Patent Pending No. 09/659641). The I(2) technology covers the ability to extract certain text documentation from existing published documents from the Internet and micro-payments thereof. However, the United States Patent Office on June 13, 2003 issued a preliminary denial of the 16/6's patented application for the I(2) technology. The Company is currently reviewing its options which include but are not limited to appealing the Patent Office Examiner's decision or proceeding with the "build-out" of the technology in a proprietary but unpatented form.( See Note 6 to the Company's Financial Statements)

         Daleco acquired all of the outstanding capital stock of 16/6, Inc. in exchange for 1,000,000 shares of common stock of Daleco.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 2003 AND 2002--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

              All phases of the Company's operations are subject to influences outside of the Company's control. Any one, or a combination, of these factors could materially affect the results of the Company's operations. These factors include: competitive pressures, inflation, trade restrictions, interest rate fluctuations and other capital market conditions, weather, future and options trading in, and the availability of natural resources and services from other sources. Forward-looking statements are made by or on behalf of the Company's knowledge of its business and the environment in which it operates, but because of the factors listed above, as well as other environmental and/or economic factors over which the Company has no control, actual results may differ from those in the forward-looking statements. Consequently, all of the forward-looking statements made are qualified in their entirety by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effect on the business and/or operations of the Company.

              The third fiscal quarter, ending June 30, 2003, continued the Company's efforts to redirect its primary business focus to the commercialization of the mineral holdings of its wholly owned subsidiary, Clean age Minerals, Inc While this paradigm shift takes hold, the Company continued to maintain its historical operating levels within the energy sector. As such, this business segment provided essentially all of the Company's operating revenues for the quarter. Operating efforts relating to the Company's timber segment have been held at nominal levels for the period ending June 30, 2003.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 2003 AND 2002--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
              The Company's performance during the fiscal quarter remained highly dependent on its revenues derived from the production and sale of oil and natural gas. The operating results from this segment are influenced by a variety of factors that are beyond the control of management. The variability of the demand for and the pricing of crude oil and natural gas within the Company's operating areas as well as the pricing and availability of quality vender services all impact the attainable results of the Company and its competitors. During the quarter ended June 30, 2003, the Company's energy segment's performance, as measured by its direct operating cash flows, improved over 156% as compared to the prior year's period. These results were directly influenced by a continuation of favorably product prices and the Company's ability to stabilize production levels while containing extraction costs incurred for the period.

              During the quarter, the Company invested a considerable amount of its available capital and manpower resources into the ongoing development of the technical and operational platforms required to effectively monetize the three plus (3+) billion tons of industrial minerals controlled by Clean Age Minerals, Inc., the Company's wholly owned subsidiary. These efforts were "geared" to addressing the various factors associated with the acceptance of each of the minerals and the development stage of the respective deposits.

              Clean Age's efforts during the quarter relative to its New Mexico Calcium Carbonate (Travertine) deposit were focused on capitalizing on the extraction operations that were initiated earlier in the fiscal year. During the period, "raw product" inventories were established at levels sufficient, when coupled with extraction capabilities measured at rates as high as 400 ton per hours, to sustain an active sale program in the "commodity stone" markets. This availability of this inventory led to the execution of a commercially viable supply contract for the sale of ground cover and decorative stone products into the regional markets. The Company was able to augment its Calcium Carbonate processing capabilities by negotiating an "out sourcing agreement" which permitted the relocation and installation of a stone screening plant and associated loading equipment at its mine site. Access to this complement of equipment, which has an aggregate value approaching one (1) million dollars, allows the Company to more effectively differentiate its stone products and facilitates their delivery to the locally defined market which is estimated to require in excess of five hundred thousand (500,000) tons annually. As of June 30, 2003, Clean Age has not received revenues from the sale of stone product under its initial contract.

              In addition, the contract in place at quarter's end, opportunities are being pursued to introduce the Company's Calcium Carbonate material into other product applications such as road base, pollution control and filler markets to name a few.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 2003 AND 2002--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
              Expanding on its earlier investigative work, which was designed to confirm the technical characteristics of its Sierra Kaolin deposit in New Mexico, the Company focused on developing a commercially viable processing method during the quarter. This process work was complimented by efforts to identify and target potential end-users for the Company's Sierra Kaolin products in various industries such as the paper, paint, adhesive and specialty industries. In response to its initial inquiries, the Company has received various requests from potential end-users for "test sample quantities " of the Sierra Kaolin products. As of the period end, the Company was in the process of preparing these "application specific" samples for submittal to the potential clients. Indications are that the potential size of the North American market for Kaolin is in excess of five (5) million tons annually.

              To facilitate the introduction of its Sierra Kaolin products the Company is investigating various potential private and public financing sources to fund the construction of a processing facility capable of producing a suite of Sierra Kaolin products meeting the specific needs of the various industry applications.

              In addition to its efforts to independently introduce its Sierra Kaolin products, the Company has entered into a Confidentiality and Non-Circumvention Agreement and Memorandum of Understanding with another entity with the goal of establishing a potential long-term relationship that will serve as the framework for the mining, processing and distribution of the Company's Sierra Kaolins.

              As a result of these efforts, the Company has targeted the market introduction of its Sierra Kaolin products for the later part of calendar 2003 or early 2004

              The Company has continued to support the efforts of various independent engineering firms to evaluate and confirm the various applications for Clean Age Minerals' Patented CA Series Products , Certain of these tests produced results which have been highly favorable to date, in areas such as the treatment of Bio-organic, agricultural and petro-chemical waste streams. Work leading to market introduction of the Patented CA-Series products is ongoing.

              In addition, to its use as a component in the Company's Patented CA-Series products, Clean Age Minerals is continuing its investigations of various potential alternate applications for the one and half (1.5) billion tons of high quality Zeolite under its control. The Company believes that the composite market potential for its base Zeolite and Patented CA-Series products is well in

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 2003 AND 2002--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
              excess of one (1) million tons annually, once market acceptance is established.

              As a result of the general progress made regarding the market potential of the minerals and Patented CA Series Products, the Company remains optimistic on the potential for material sales of its minerals and Patented CA Series Products over the next six months and looks forward to their economic impact on the Company.

              Within the Company's timber segment, operations during the quarter were limited. The Company is currently assessing the various resource requirements necessary to effectively participate in this segment in light of its other activities.

         For the three month period ending June 30, 2003, total revenues increased by $123,695 (38%) while operating expenses decreased by $19,172 (4%) as compared with the same quarter last year. For the period the Company recorded a net loss of $488,035 as compared to $478,738 for the period ending June 30, 2002. The increase in revenues during the period is directly attributable to higher average oil and natural gas prices the Company received for its production during the fiscal quarter. This improvement in receipts was offset by slightly higher direct operating costs and the increase in interest expense recorded in the current period. Corporate administrative costs for the quarter ending June 30, 2003 were $193,904. This represents a decrease of 15% from the prior year's period. Required non-cash charges booked during the quarter accounted for roughly 37% of the total expenses for the period.

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

         The SOA is applicable to all publicly traded reporting companies no matter how small or large. The SOA provides for additional controls such as the chief executive officer's certificate regarding the accuracy of the Company's financial statements and providing for a criminal penalty for making a false statement to the certification by an executive officer that the financial statements do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which the statement were made, not misleading with respect to the period covered by the annual report. The certification also requires

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 2003 AND 2002--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
         that the executive officer of the company certify that the financial statements and other materials presented in the annual report fairly present all material respects the financial condition, results of operations and cash flows of the Company as of and for the periods covered by the annual report. This requirement exceeds the previous requirement that the financial statements merely be presented in accordance with generally accepted accounting principles.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 2003 AND 2002--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
PART II. OTHER INFORMATION

Item 1.  None

Item 2.  Change in Securities.

         There were no sales of securities by the registrant during the quarter ending June 30, 2003. On July 14, 2003, the Company converted $451.00 of indebtedness owed to Mr. Pryor, a director of the Company, into 3,563 shares and converted $3,748 owed to Seabreeze Printing for the printing of the Company's Annual Report and the materials for the Annual Meeting of Shareholders into 7,032 shares. These shares were issued subsequent to June 30, 2003.

         On November 27, 2002, Cornell Capital Partners ("CCP") converted $10,000 of the $300,000 debenture issued as part of its Equity Line of Credit transaction ("Debenture") into 85,470 shares, on December 9, 2002, CCP converted $40,000 of the Debenture into 366,972 shares, on December 30, 2002 CCP converted $25,000 of the Debenture into 318,066 shares, on January 8, 2003, CCP converted $10,000 of the Debenture into 144,927 shares, on January 13, 2003, CCP converted $15,000 of the Debenture into 238,095 shares, on January 22, 2003, CCP converted $25,000 of the Debenture into 454,545 shares, on January 23, 2003, CCP converted $100,000 of the Debenture into 1,923,077 shares, on January 24, 2003 CCP converted the remaining $75,000 of the Debenture into 1,442,307 shares, and on January 28, 2003 CCP converted the interest due on the Debenture for the period August 2002 through December 2002 into 54,423. The entire Debenture has been converted into a total of 5,027,882 shares of common stock. On July 24, 2002, the Company entered into a $10,000,000 equity line of credit with CCP. As part of the transaction, the Company issued a $300,000 Debenture to CCP. The Debenture issued interest at six percent (6%) per annum and matured in two years. CCP had the right to convert the Debenture into Common Stock of the Company at a price equal to the lessor of either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price of the Common Stock on July 24, 2002, or (b) an amount equal to eighty percent (80%) of the average of the three (3) lowest Closing Bid Prices of the Common Stock for the five (5) trading days immediately preceding the date of CCP's conversion of the debenture into Common Stock.

Item 3        Heller Debt.

         In August 1997, the Company entered into an arrangement with Heller Financial, Inc. ("Heller") whereby Heller agreed to provide the Company with up to $15,000,000 to rework existing horizontal wells, re-complete its vertical wells as horizontal wells, and develop additional acreage. Under the terms of the agreement, all of the properties of Westlands were transferred to a newly formed limited partnership, Tri-Coastal Energy, L.P., the general partner of which is Tri-Coastal Energy, Inc., (Tri-Coastal) and the sole limited partner of which is Westlands. Westlands is also the sole shareholder of Tri-Coastal Energy, Inc. The amount outstanding (principal and accrued interest) under this arrangement as of June 30, 2003 and September 30, 2002, was $6,840,961 and $6,962,975, respectively. Interest on the borrowings is at prime plus 2%. Principal is paid out of 85% of the net cash flow from the properties. Additional interest is payable from 50% of the net cash flow from these properties after the payment of principal. In January 1999, Heller declared the loan to be in default, as a result of the pledged properties failure to generate the required interest payments. This was solely attributable to the decrease in the low worldwide prices for oil. As a result, the full amount of the Heller Loan has been reclassified as current debt. With the recovery of oil prices, the Heller Loan has come back into compliance, however, Heller has not rescinded its default notice. The obligations to Heller are non-recourse to the Company and payable solely out of the oil and properties pledged to Heller as collateral.

Item 4        Submission of Matters to a Vote of Security Holders.

              There were no matters submitted to a vote of Shareholders during the period covered by this report.

Item 5        Other Information:

              None.

ITEM 6        Exhibits and Reports on Form 8-K:

              31.1 Section 302 Certification
              32.1 Section 906 Certification

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 DALECO RESOURCES CORPORATION


Dated:  August 11, 2003             By: /s/ Gary J Novinskie
                                        ----------------------------
                                        Gary J. Novinskie, President


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          DALECO RESOURCES CORPORATION


Date:  August 11, 2003                   /s/ Gary J. Novinskie
                                         ----------------------
                                         Gary J. Novinskie
                                         President and Director


Date: August 11, 2003                    /s/ Dov Amir
                                         ---------------------------------------
                                         Dov Amir
                                         Chief Executive Officer and Chairman of
                                         the Board of Directors