Form 10KSB
period 2003-08-30
DALECO RESOURCES CORP
filed 2004-01-14
CIK 746967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Fee Required)

For the fiscal year ended September 30, 2003.

TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 0-12214

     DALECO RESOURCES CORPORATION
 (Name of small business issuer in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	23-2860734 (I.R.S. Employer Identification No.)

     120 North Church Street
West Chester Pennsylvania 19380
 (Address of Principal Executive Offices)

Issuer's telephone number: (610) 429-0181

Securities registered under Section 12 (b) of the Exchange Act: None

Securities registered under Section 12 (g) of the Exchange Act:

     Common Shares, Par Value $.01
 Series A 10% Cumulative Preferred Stock Par, Value $.01
Series B 8% Cumulative Convertible Preferred Stock, Par Value, $.01,

Title of Class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  Yes    No

State issuer's revenues for its most recent fiscal year: $1,641,846

Aggregate market value of voting common stock held by non-affiliates of registrant based upon the average bid and asked closing sale price on December 15, 2003: $26,655,076.

Applicable only to Corporate Registrants

Number of shares outstanding of the issuer’s Common Stock as of December 15, 2003: 28,057,975
Number of shares outstanding of the issuer’s Series A preferred stock as of December 15, 2003: 8,000
Number of shares outstanding of the issuer’s Series B preferred stock as of December 15, 2003: 310,000

DOCUMENTS INCORPORATED BY REFERENCE

Registrants Definitive Proxy Statement.
Transitional Small Business Disclosure Format: Yes    No

PART I

ITEM 1:     DESCRIPTION OF BUSINESS

General

Daleco Resources Corporation (the “Company”) is a natural resources holding company whose subsidiaries are engaged in the exploration, development and production of oil and gas properties, the sale of forest products and the development and sale of naturally occurring minerals, and patented products utilizing the Company’s minerals. The Company’s wholly owned subsidiaries include Westlands Resources Corporation, Sustainable Forest Industries, Inc., Deven Resources, Inc., DRI Operating Company, Inc., Tri-Coastal Energy, Inc., Tri-Coastal Energy, L.P., Clean Age Minerals, Incorporated, CA Properties, Inc., The Natural Resources Exchange, Inc. and 16/6, Inc. Deven Resources, Inc. is the managing general partner of Deerlick Royalty Partners, L.P.

Pursuant to a vote at the Annual Meeting of Shareholders on February 28, 2002, the Company changed its state of incorporation from Delaware to Nevada. This was effected through the merger of Daleco Resources Corporation, a Delaware corporation (“Old Daleco”), with and into Daleco Resources Corporation of Nevada, a Nevada corporation (‘New Daleco”). The merger was consummated as of March 26, 2002. The Articles of Incorporation of New Daleco provide for authorized capital stock of 50,000,000 shares of common stock and 20,000,000 shares of preferred shares. The Bylaws of Old Daleco became the Bylaws of New Daleco, as amended to reflect the laws of the State of Nevada. Under the Articles of Merger filed with the Secretary of State of Nevada, the name of New Daleco was changed to Daleco Resources Corporation.

Daleco, through its wholly owned subsidiary, Westlands Resources Corporation, a Nevada corporation, acquired a number of interests in oil and gas properties located in the State of Texas from entities owned or controlled by Mr. Amir, the Chairman of the Board of Directors and Chief Executive Officer of the Company, and his former partner, Mr. Louis Erlich. Other interests in these properties have been acquired as a result of the failure of non-affiliated working interest owners to maintain their interest in the properties by failing to pay their share of costs associated with the operation of the oil and gas properties. All of Westlands Resources Corporation’s oil and gas properties owned as of August 1997 were transferred to Tri-Coastal Energy, L.P. in 1997 to facilitate a loan from Heller Financial, Inc., now GE Capital (“Heller Loan”). Daleco does not refine any crude oil or market, at retail, any oil or petroleum products. Daleco does not own any drilling rigs. All of its drilling activities are performed by independent drilling contractors on a contract basis.

Sustainable Forest Industries, Inc., a wholly owned subsidiary, a Nevada corporation, owns timber rights in Guyana covering approximately 6,000 acres. Sustainable Forest Industries, Inc. contracts with third parties to harvest and mill its woods. Sustainable Forest Industries, Inc. sells forest products under the HeartDex™ trademark.

Clean Age Minerals Incorporated, a Nevada corporation, was acquired on September 19, 2000, by Daleco through a merger with Daleco’s subsidiary, Strategic Minerals, Inc., a Nevada corporation. Clean Age Minerals, Incorporated (“CAMI”) through its subsidiary, CA Properties, Inc., owns fee and leasehold interests containing non-metallic minerals in the States of Texas, New Mexico and Utah. CAMI mines its minerals through the use of contract miners. CAMI also owns a patented process, utilizing many of the minerals owned or under lease to CAMI, for the cleansing, decontamination and remediation of air, water and soils.

Under the Heller Loan, Tri-Coastal’s Texas and Oklahoma properties are fully pledged as security for the Heller Loan. The Heller Loan documents prohibits these oil and gas properties for being hypothecated for any other purpose. On July 31, 2002 but effective July 1, 2002, Tri-Coastal sold its oil and gas properties in Potontoc County, Oklahoma, consisting of 11 gross wells and 1.08 net wells. At the request of Heller, Tri-Coastal advertised its oil and gas properties for sale Madison Energy Advisors, Inc. to assist it in the sale of these properties. The Heller Loan is non-recourse to the Company. As of December 30, 2003, the Heller Loan was sold to Sonata Investment Company, Ltd. Tri-Coastal and Sonata have entered into an Amended and Restated Loan Agreement. See Note 10(a) to the Company's financials.

Deven Resources, Inc. (“DRI”) served as the managing general partner of Developing Energy Partners I, L.P. from its inception until dissolved in December 2001. Developing Energy sold all of its assets on September 28, 2001 with an effective date of January 1, 2001. DRI Operating Company, Inc. (“DRIOC”), a wholly-owned subsidiary of DRI, owned a one percent interest in and managed 127 wells on behalf of Developing Energy in the State of West Virginia and the Commonwealth of Pennsylvania. As part of the sale of the assets of Developing Energy, DRIOC swapped its interest in certain wells in West Virginia and Pennsylvania for working interests in wells acquired by the purchaser of Developing Energy’s West Virginia and Pennsylvania properties. As a result of this sale and “swap” DRIOC ceased performing as operator for all but nine (9) of the wells previously owned by Developing Energy Partners. DRI wound up the operations of another partnership for which it was the general partner, Deerlick Creek Partners, as a result of the sale of that partnerships interest in 57 wells in the State of Alabama. DRI remains the general partner of Deerlick Royalty Partners, a Delaware limited partnership holding, overriding royalty interests in the Deerlick coalbed methane field, Tuscaloosa, Oklahoma.

As of September 30, 2003, the Company had interests in 112 wells in the States of Texas, West Virginia, Oklahoma, Kansas and the Commonwealth of Pennsylvania. The Company has experienced an average increase in unit sales prices of 37.5% for its oil and gas products since October 1, 2002.

Competition

Oil And Gas

While Daleco is presently not seeking new oil and gas properties, if it did seek such properties, Daleco would face intensive competition for good exploratory prospects or existing developmental prospects from entities possessing substantially larger financial resources and staffs. The demand for domestically produced oil and gas remains substantial and should remain substantial in the foreseeable future especially in light of the turmoil in the Middle East. However, the domestic oil industry is subject to the fluctuations inherent in the global oil industry. The natural gas industry is not as subject to worldwide price fluctuations as is oil, Daleco is more assured of a more consistent pricing for its petroleum reserves.

As noted above, Daleco has no present intent to compete in market for new oil and gas properties. Rather, it intends to focus on the sale of its industrial minerals. Should Daleco be successful in developing its mineral properties, Daleco may elect to allocate some of these profits to the acquisition of new oil and gas properties.

Mineral Interests

The mining and marketing of non-metallic minerals is highly competitive, however, Daleco believes that the locations and quality of its mineral deposits coupled with its Master Distribution and Marketing Agreement with Sumitomo Corporation of America (“Marketing Agreement”) (see Marketing Agreement below) will benefit its future development and sales efforts. Daleco’s ability to develop these mineral deposits will be dependent on its success in bringing in a strategic partner with experience in or a demand for a specific mineral, raising capital through third parties, or utilization of its Equity Line of Credit. The Marketing Agreement is for an initial term of ten (10) years with automatic twenty (20) year extensions. The Marketing Agreement vests in Sumitomo Corporation of America the exclusive right to market Daleco’s minerals, potential products and timber in the United States, Canada, Mexico and Japan.

Timber Interests

The competition for timber, both raw and processed woods, is extremely competitive and primarily controlled by large international conglomerates. Historically, Daleco has found it difficult to penetrate these markets, but believes that the shortage of quality hard woods and the demand for environmentally safe building materials will facilitate Daleco’s marketing of its woods. Daleco entered into a Marketing Agreement with Sumitomo Corporation of America (See Marketing Agreement below). The Marketing Agreement vests in Sumitomo Corporation of America the exclusive right to market Daleco’s minerals, potential products and timber in the United States, Canada, Mexico and Japan. Over the past year, Sustainable has found acceptance for its Wallaba shingles and will continue to market them. At present, however, the Company has decided to focus its efforts and resources towards the development, marketing and sales of its minerals. Once these sales are established, the Company will reconsider its position regarding active marketing of its timber products.

Marketing And Production Oil And Gas

Daleco does not refine any petroleum products. All of its production is sold to a variety of customers, which include pipelines, oil and gas gathering firms and other purchasers, pursuant to written agreements. Generally, sales of oil and gas are made at prevailing market prices. Typically, oil purchase agreements are of short duration, and provide for market sensitive pricing. Daleco is a party to two long term gas sales contracts, which may be terminated on short notice if a price adjustment is unacceptable to Daleco. Daleco is not obligated to provide a fixed and determinable quantity of oil and gas i under existing contracts or agreements.

The availability of a market for oil and gas produced from the properties of Daleco and prices received are dependent upon numerous factors, substantially all of which are beyond the control of Daleco. Such factors include the level of domestic production, the availability of imported oil and gas, actions taken by foreign producing nations, the availability of distribution and transportation facilities and capacity thereon, the availability and price of fuels competitive with oil and gas, demand for oil and gas and refined products, governmental regulation and taxation. Such factors make it impracticable to predict with any degree of certainty future demand for or prices of the oil or gas produced by Daleco.

Production of oil and gas is generally not considered to be of a seasonal nature, although severe weather conditions can temporarily curtail or preclude producing activities. Historically, the demand for natural gas decreases during the summer months and increases during winter months. Daleco has never experienced any difficulties in selling any of its oil and gas.

Customers

The following table identifies the Company’s customers who purchased in excess of ten percent (10%) of the Company’s oil or gas during the fiscal year ended September 30, 2003.

Production Area of Operation		Name of Location of Purchaser		Percentage

Texas	Oil Production	Gulfmark Energy	Houston, Texas	99%
	Gas Production	ETC Pipeline (Aquila Southwest Pipeline Corp).[1]	San Antonio, Texas	58%
	Gas Production	Devon Gas Services (Mitchell Gas Marketing Services)[2]	Houston, Texas	38%
Pennsylvania	Gas Production	Dominion (Peoples) Gas Corp.	Pittsburgh, Pennsylvania	100%
West Virginia	Gas Production[3]	Volunteer Energy Services, Inc.	Columbus, OH	98%
Oklahoma	Oil Production	Sand Point	Oklahoma City, Oklahoma	10%
	Oil Production	Tri-Power Resources	Ardmore, Oklahoma	90%
	Gas Production	Sand Point	Oklahoma City, Oklahoma	8%
	Gas Production	Tri-Power Resources	Ardmore, Oklahoma	92%

1	A portion of Daleco’s production of gas from its wells in the Giddings Field (presently 20 wells) is sold to ETC Pipeline, pursuant to a long term contract expiring January 31, 2010, which covers a number of Daleco’s Texas leases. Subject to various conditions, ETC has agreed to buy all of Daleco’s gas produced from the Giddings Field. Daleco receives eighty percent (80%) of the weighted average monthly sales price for liquid products extracted from gas delivered and eighty percent (80%) of the resale prices for dry gas. Prices received by Daleco are subject to deductions for taxes, compression and similar charges.

2	Gas production from the remaining wells in the Giddings Field is sold to Devon Gas Services. The effect of these contracts is that gas is sold at a market base price, which may be adjusted by the purchaser. If Daleco disagrees with a price adjustment, the sales contract may be terminated by Daleco or the purchaser.

3	Gas production from Daleco’s Appalachian Basin properties are sold under contracts which are tied to a percentage of the sale price of the gas by the purchaser.

Daleco does not believe that the loss of any one of these customers would have a material adverse effect upon Daleco’s revenues, since there are numerous purchasers of oil and gas in the areas in which Daleco operates.

Production

The following table summarizes the Company’s net oil and gas production for the periods indicated, shown in barrels (Bbls) and thousand cubic feet (Mcf), and the weighed average sales prices for the periods indicated.

	Fiscal Year Ended September 30

	2003	2002

Texas:
Oil (Bbls)	14,562	22,807
Gas (Mcf)	111,500	86,157
Average Bbls/day	40	62
Average Mcf/day	305	236
Pennsylvania:
Gas (Mcf)	8,646	9,018
Average Mcf/day	24	25
West Virginia:
Gas (Mcf)	28,331	20,078
Average Mcf/day	78	56
Oklahoma(1):
Oil (Bbls)	3,389	3,952
Gas (Mcf)	11,513	12,060
Average Bbls/day	9	11
Average Mcf/day	32	33
TOTALS:
Oil (Bbls)	17,951	26,759
Gas (Mcf)	159,990	127,313
Average Bbls/day	49	73
Average Mcf/day	438	349

(1)	11 gross and 1.08 net wells in Potontoc County, Oklahoma were sold as of July 1, 2002.

The following table summarizes for the periods indicated the average price per barrel (bbls) of oil, the average price per thousand cubic feet (“Mcf”) of natural gas and the average production (lifting) costs per barrel of oil and per Mcf of gas produced. In determining the price received by the Company and costs incurred, all expenses of operation have been attributed to Daleco’s working interests and the revenues are attributed to Daleco’s net revenue interests. For the purpose of determining MCF Equivalents (“MCFE”) one barrel of oil has been converted to gas at the rate of 1 barrel per 6 Mcf.

	Fiscal Year Ended September 30

	2003	2002

Texas
Average Sale Price Per Bbl	$28.31	$19.00
Average Sale Price Per Mcf	4.82	3.24
Average Production Cost Per Gas Equivalent (MCFE)	2.02	2.52

Pennsylvania
Average Sale Price Per Mcf	4.89	3.41
Average Production Cost Per Gas Equivalent (MCFE)	0.68	1.70

West Virginia
Average Sale Price Per Mcf	5.12	2.84
Average Production Cost Per Gas Equivalent (MCFE)	1.10	1.47

Oklahoma(1)
Average Sale Price Per Bbl	29.12	21.10
Average Sale Price Per Mcf	3.77	2.33
Average Production Cost Per Gas Equivalent (MCFE)	3.19	2.22

Combined Properties
Average Sale Price Per Bbl	28.71	20.39
Average Sale Price Per Mcf	4.77	3.53
Average Production Cost per Gas Equivalent (MCFE)	2.48	2.28

(1)	11 gross wells (1.08 net wells) located in Potontoc County, Oklahoma were sold as of July 1, 2002. The average price per barrel of oil for these wells was $20.57.

Wells And Acreage

The following tables set forth certain information as of September 30:

	Gross Wells		Net Wells

Well Count	2003	2002	2003	2002

Texas	30	30	17.65	17.65
Pennsylvania	2	2	2.00	2.0
West Virginia	7	7	2.41	2.41
Oklahoma(1)	69	75	9.28	9.28

Total	108	108	31.31	31.31

	Gross Acres		Net Acres

Developed Acreage	2003	2002	2003	2002

Texas	4,456	4,456	1,415	1,415
Pennsylvania	1,280	1,280	1,280	1,280
West Virginia	2,480	2,480	693	693
Oklahoma (1)	2,013	2,013	304	304

Total	10,229	10,229	3,710	3,710

	Gross Acres		Net Acres

Undeveloped Acreage	2003	2002	2003	2002

Texas	1,357	1,357	1,264	1,264
Pennsylvania	4,818	4,818	4,818	4,818
West Virginia	2,997	2,997	920	920
Oklahoma(1)	1,790	1,790	194	194

Total	10,962	10,962	7,196	7,196

(1)	Effective July 1, 2002 (fiscal year 2002), Daleco sold 11 gross wells (1.08 net wells) in Potontoc County, Oklahoma. These wells were marginal wells which held no undeveloped acreage.

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

EXPLORATORY WELLS

YEAR DRILLED	PRODUCERS	DRY HOLES	TOTAL

2003	0	0	0
2002	0	0	0

DEVELOPMENT WELLS

2003	0	0	0
2002	0	0	0

Daleco did not participate in the drilling of any exploratory or development wells in Fiscal 2003.

Proved Reserves

Daleco causes to be prepared an annual estimate of its oil and gas reserves. Daleco has not filed reserves estimates with any United States authority or agency, other than estimates previously filed with the Securities and Exchange Commission.

The following table sets forth the proved reserves of Daleco as of September 30, 2003 and September 30, 2002.

The figures for the Company’s Texas and Oklahoma properties were taken from a reserve report dated as of May 1, 2003 prepared by Netherland, Sewell & Associates, Inc., independent petroleum engineers with the figures extrapolated through and as of September 30, 2003 utilizing constant product prices in accordance with reporting requirements. Reserve estimates for Daleco’s Appalachian properties were computed by Daleco’s in-house staff extrapolated from primary reserve reports and adjusted based upon internally generated decline curves for each well.

Net Reserves

	Year Ended Reserves September 30,

Proved Developed Reserves	2003	2002

C X C (Bbls)
Texas	34,033	44,150
Oklahoma(1)	5,215	14,983
Pennsylvania	0	0
West Virginia	0	0

Total	39,248	59,133

Gas (Mcf)
Texas	257,878	272,611
Oklahoma(1)	21,372	27,926
Pennsylvania	39,375	47,440
West Virginia	139,825	133,167

Total	458,450	481,144

(1)	Effective July 1, 2002 (fiscal year 20002), the Company sold 11 gross (1.08 net) wells in Potontoc County, Oklahoma. These were primarily marginal wells whose production covered operating costs.

	Year End Reserves September 30,

Proved, Undeveloped Reserves	2003	2002

C X C (Bbls)
Texas	291,305	582,782
Oklahoma(1)	0	0
Pennsylvania	0	0
West Virginia	0	0

Total	291,305	582,782

Gas (Mcf)
Texas	2,220,894	3,425,704
Oklahoma(1)	0	0
Pennsylvania	0	0
West Virginia	0	0

Totals	2,220,894	3,425,704

(1)	Effective July 1, 2001(fiscal year 2002), 11 gross wells (1.08 net wells) in Potontoc County, Oklahoma were sold. These wells were mere marginal stringer wells.

All of the above stated reserves are located on-shore within the United States.

Estimated Future Net Revenues And Present Worth

Estimated future net revenues of Daleco’s net oil and gas reserves at the date indicated and the present worth thereof employing a ten percent (10%) discount factor is set forth in the following tabulation:

Future Net Revenues September 30	2003	2002

Proved Oil and Gas Reserves	11,523,700	13,765,500
Proved Developed Oil and Gas Reserves	1,664,300	1,195,800

Present Worth September 30	2003	2002

Proved Oil and Gas Reserves	7,272,300	8,533,600
Proved Developed Oil and Gas Reserves	1,145,800	895,400

The present value of estimated future net revenues set forth above is computed using the estimated future net revenues and a discount factor of ten percent (10%) over the projected life of each property.

Petroleum engineering is not an exact science. Information relating to Daleco’s oil and gas reserves is based upon engineering estimates. Estimates of economically recoverable oil and gas reserves and of the future net revenues therefrom are based upon a number of variable factors and assumptions, such as historical production from the subject properties compared with production from other producing properties, the assumed effects of regulation by governmental agencies and assumptions concerning future oil and gas prices and future operating costs, severance and excise taxes, development costs, work-over and remedial costs, all of which may in fact vary considerably from actual results. All such estimates are to some degree speculative, and classifications of reserves are only attempts to define the degree of speculation involved. For these reasons, estimates of the economically recoverable reserves of oil and gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net revenues expected therefrom, prepared by different engineers or by the same engineers at different times, may vary substantially. Daleco emphasizes that the actual production, revenues, severance and excise taxes, development expenditures and operating expenditures with respect to its reserves will likely vary from such estimates, and such variances may be material.

The present values shown above should not be construed as the current market value of the estimated oil and gas reserves attributable to Daleco’s properties. In accordance with applicable requirements of the Securities and Exchange Commission, the estimated discounted future net revenues from proved reserves are based, generally, on prices and costs as of the date of the estimate, whereas actual future prices and costs may be materially higher or lower. Actual future net revenues also will be affected by factors such as actual production, supply and demand for oil and gas, curtailments or increases in consumption by gas purchasers, changes in governmental regulations or taxation, the impact of inflation on costs, general and administrative costs and interest expense. The timing of actual future net revenues from proved reserves, and thus their actual present value, will be affected by the timing of the incurrence of expenses in connection with development of oil and gas properties. In addition, the ten percent (10%) discount factor, which is required by the Commission to be used to calculate discounted future net revenues for reporting purposes, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the oil and gas industry. Discounted future net revenues, no matter what discount rate is used are materially affected by assumptions as to the timing of future production and future expenses which may and often do prove to be inaccurate.

Reserves Reported To Other Agencies

There were no estimates or reserve reports of Daleco’s proved domestic net oil or gas reserves filed with any governmental authority or agency, other than the Securities and Exchange Commission, during the years ended September 30, 2001, September 30, 2002 or September 30, 2003.

Delivery Commitment

Daleco is not obligated to provide a fixed and determinable quantity of oil and gas in the future under existing contracts or agreements.

Marketing And Production: Mineral Properties And Timer

Clean Age Minerals, Incorporated Interests

The reserves of the mineral deposits owed by CA Properties, Inc., a wholly owned subsidiary of Clean Age Minerals, Inc., were evaluated and estimated by Leroy E. Kissinger, an independent professional geologist and are outlined below:

State	Mineral	Inferred Tonnage

Texas	Zeolite	1,000,000,000
Utah	Zeolite	500,000,000
New Mexico	Calcium Carbonate	1,300,000,000
New Mexico	Kaolin	200,000,000[1]

		3,000,000,000

(1)	In Fiscal Year 2003, CA Properties, Inc. filed approximately 23 Federal mining claims covering 1,875± acres immediately adjacent to and surrounding its existing kaolin deposit in New Mexico. The Company has not tested this acreage for additional reserves of kaolin beyond those associated with its based claim holdings of 800 acres,, but will do so as development of its kaolin deposit progresses.

Mining

The Company’s minerals are mined by third party contractors engaged by CAMI. The Company does not conduct any mining activities of its own.

Marketing

The marketing of the Company’s minerals is covered by the Company’s Marketing Agreement with Sumitomo Corporation of America. Additionally, the offices of CAMI also market, in coordination with Sumitomo Corporation of America, the minerals.

Sustainable Forest Industries Interests:

Timber Concessions

Sustainable has rights to two (2) concessions in Guyana from which to harvest woods. The first concession covers 1,800 acres and the second covers 4,200 acres. The concession are deemed to contain, based on an inventory and assessment conducted by CESO International Services, a Canadian government affiliated entity approximately 14, 233,200 commercial bound feet from the 1,800 acres concession and 33,671,300 commercial bound feet from the 4,300 acre concession.

Harvesting:

The Company uses day labor to harvest its concessions. Presently, it is equally cost effective to acquire the needed materials both through the use of day labor harvesting the Company’s concessions and purchasing timber harvested from other concessions This process may change depending on the orders the Company receives for its wood produces.

Marketing:

The principal responsibility for the marketing of the Company’s timber and timber products is covered by the Company’s agreement with Sumitomo Corporation of America. (See: Marketing Agreement below). The Company is also actively engaged in marketing selective products through trade shows and response to requests for bids and other solicitations. At present, the Company is not focusing or actually pursuing sales of hardwoods. While there is interest and limited sales of Wallaba shingles, the Company has deferred focusing on its timber assets pending development and sales of its more lucrative mineral holdings.

Other Mineral Interests

Mexico

Daleco owns twenty-five percent (25%) of the issued shares of Minera La Yesca, a Mexican mining corporation which presently has no assets. Minera La Yesca previously owned the Pinabete Silver Mine in the State of Nayarit, Mexico. Daleco has no plans to invest or loan further funds to Minera La Yesca.

Marketing Agreement

Effective November 16, 2001, Daleco entered into a Master Distribution and Marketing Agreement with Sumitomo Corporation of America. The marketing agreement covers Daleco’s mineral interests, timber interests, and products covered by Clean Age Minerals Incorporated’s Patent. The marketing agreement establishes a “Territory” consisting of the United States, Canada, Mexico and Japan (Japan is not included in the Territory for Kaolin), in which Sumitomo Corporation of America has the exclusive rights to market and distribute the minerals, timber and Clean Age Minerals Incorporated’s patented products. The marketing agreement has an initial term of ten (10) years with automatic successive renewal periods of twenty (20) years, unless the marketing agreement is otherwise terminated in accordance with its provisions.

Under the marketing agreement, Daleco will have the responsibility to mine, cut and/or manufacture Clean Age Minerals Incorporated’s patented products and/or Sustainable Forest’s timber. Daleco will work with Sumitomo Corporation of America in the development of markets and marketing materials. Sumitomo Corporation of America has the principal duty and obligation to diligently market the minerals, timbers and Clean Age Minerals Incorporated’s patented products.

The marketing agreement provides for a sharing of “profits”, after recovery of certain costs associated with the mining, cutting, production and marketing.

The marketing agreement provides for certain termination costs to be paid by Daleco should Daleco sell its minerals without the purchaser assuming the marketing agreement or a change in control of Daleco with the resultant rejection of the marketing agreement.

We believe that the marketing agreement will allow Daleco to take advantage of Sumitomo Corporation of America’s extensive marketing and sales expertise and is viewed to be highly beneficial to the future success of Daleco.

Government Regulations

Oil And Gas

In most, if not all, areas where Daleco conducts activities, there are statutory provisions regulating oil and gas operations. These provisions allow administrative agencies to promulgate regulations in connection with the development, production and sale of oil and gas, and to establish allowable rates of production.

Daleco’s activities are subject to laws and regulations relating to environmental quality and pollution control. Although the cost of compliance with such legislation and regulations has not been material to date, such laws and regulations could substantially increase the cost of carrying on these activities and could prevent or delay the commencement or continuance of a given operation. Daleco believes that existing legislation and regulations have had no material adverse effect on its present method of operations. In the future, federal, state and local environmental controls may require Daleco to make significant expenditures, but neither the probability nor the magnitude of the expenditures, if any, can be predicted.

The discharge of oil, gas or the by-products of drilling, reworking and producing oil and gas into the air, soil or water may give rise to liabilities for the restoration of the environment and to third parties. A variety of federal and state laws and regulations govern the environmental aspects of the production, transportation and processing of hydrocarbons and may, in addition to other laws and regulations, imposed liability in the event of a discharge or seepage (whether or not accidental). Compliance with such laws and regulations could increase the cost of the exploration, production and development of oil and gas reserves although Daleco does not currently anticipate that compliance will have a material adverse effect on the ability of Daleco to continue in the exploration, development or production of its existing reserves and the development and/or acquisition of new reserves.

Daleco does not believe that the environmental risks are materially different from those of comparable companies in the oil and gas industry. Daleco believes that it is in substantial compliance with all existing rules and regulations. No assurance can be given, however, that environmental laws will not, in the future, result in more onerous regulations causing an market increase in the cost of production, development and exploration or otherwise adversely affect Daleco’s operations or financial ability to maintain its existing reserves. Although Daleco maintains insurance coverage for certain liabilities, to include insurance to cover specific environmental risks, such as seepage or discharge, such environmental risks are not fully insurable.

Mineral Interests

Daleco’s activities are subject to Federal and state laws and regulations relating to environmental quality and pollution control as well as safety rules as prescribed by Occupational Safety and Health Association. At present, Daleco does not intend to engage in mining activities of its own, but rather retain the services of outside contractors to carry out such activities. Daleco believes that such practices will result in substantial savings in the future. Daleco’s contract miner for its calcium carbonate deposits in New Mexico has obtained mining permits covering a portion of the property. Most of CA Properties, Inc.’s mineral interests in New Mexico and Utah are on either Federal or land administered by the Bureau of Indian Affairs (“BIA”). As such, the Company must also comply with the rules and regulations imposed for the development of Federal mining leases or BIA leases. The Marfa Properties in Texas are on fee and leased acreage and are subject to Federal and state laws and regulations governing open pit extraction.

Timber Interests

The Company is not directly engaged in actual harvesting operations on its concession in Guyana, South America, but utilizes local contractors and harvesting partners. As such it is not directly subject to rules and/or regulations governing such activities. The Company’s harvesting plan for its timber concessions has been approved by the Forest Department of Guyana as a plan to promote the environmentally safe harvesting of trees.

Transportation And Marketing

Oil And Gas

The sale and transportation of natural gas in the interstate market is regulated by the Federal Energy Regulatory Commission under the Natural Gas Policy Act of 1983 and the Natural Gas Act of 1938. The Natural Gas Wellhead Decontrol Act of 1989 eliminated all gas price regulation effective January 1, 1993. As a result of FERC, Order 636, pertaining to the restructuring of the interstate transportation of natural gas pipelines are as a result of FERC required to provide producers service on a non-discriminatory “open access” basis, although there are provisions which allow certain categories of gas to gain preference over others. Currently the majority of Daleco’s gas is sold to interstate carriers. The Company has experienced no difficulty in moving or selling its gas.

Pipelines

In connection with the completion and production of its oil and gas properties, Daleco has either constructed or participated in the construction of gas-gathering lines. These gathering lines carry natural gas from the wellhead to gas transmission systems through which the Company’s gas is being transported to the purchaser. The Company is not a regulated interstate carrier of natural gas and as such it is not a regulated pipeline under the National Gas Policy Act of 1983 or the National Gas Act of 1938. For such gas gathering services, the Company may receive an allowance from the first purchaser of its gas.

Mineral Interests

All of the Company’s mineral deposits are serviced by all weather paved or unpaved roads. The Marfa property, Marfa, Texas, is adjacent to a railroad line which can be utilized to transport minerals to market. The Oro Grande deposit is in close proximity to a railroad siding junction. The Utah zeolite and New Mexico Kaolin deposits also have access to rail lines but will require over-land transport prior to rail transport. Effective November 16, 2001, the Company entered into a Marketing Agreement with Sumitomo Corporation of America. Under this agreement, the Company has formed a joint venture with Sumitomo Corporation of America for the marketing of the Company’s minerals and timber. (See Marketing Agreement above).

Timber Interests

The transportation of the Company’s Guyana woods is primarily by sea to a port closest to the buyer. Daleco primarily ships FOB Georgetown, Guyana. Marketing of Daleco’s woods is done through Daleco’s offices, by the president of SFI and over the Company’s Natural Resource Exchange. Effective November 16, 2001, Daleco entered into a Marketing Agreement with Sumitomo Corporation of America. Under this agreement, Daleco has formed a joint venture with Sumitomo Corporation of America for the marketing of Daleco’s minerals and timber. (See Marketing Agreement above).

Partnerships

Deven Resources, Inc. historically sponsored three partnerships, Deerlick Creek Partners I, L.P. formed on August 30, 1991 and wound up in December 1999, Developing Energy Partners I, L.P. formed on October 1, 1993 and wound up in December 2001 and Deerlick Royalty Partners, formed April, 1993. Deerlick Creek, Developing Energy and Deerlick Royalty Partners have conducted business as separate limited partnerships with Daleco’s wholly-owned subsidiary, Deven Resources, Inc., acting as managing general partner. As managing general partner, Deven Resources, Inc. is subject to full liability for the obligations of the partnerships although it is entitled to indemnification by each program to the extent of the assets of the that partnership. Since “drilling programs” constitute a “security” under the Securities Act of 1933, Deven Resources, Inc. is also subject to potential liability for failure to comply with applicable federal and state securities laws and regulations.

Each of the drilling programs (Deerlick Creek and Developing Energy) were structured on a “payout basis” with Deven Resources, Inc. receiving a 1% interest in all profits and losses before payout and an increased percentage of the profits and losses of the partnership after payout. Deerlick Royalty Partners structured on a carried participation basis.

Developing Energy Partners I, L.P.

Developing Energy Partners I, L.P. owned interests in a variety of properties located in the States of West Virginia, New Mexico and the Commonwealth of Pennsylvania. Under the structure of the Developing Energy partnership agreement, payout occurs in two tiers. Until the first tier payout, Deven Resources, Inc. receives only 1% of the profits and losses of the partnership. Since the Partnership never achieved payout, Deven Resources, Inc.’s interest remained at 1% throughout the life of the Partnership. In the first five (5) years of the Partnership, Deven Resources, Inc. received a management fee of $200,000 per annum for its services as general partner. Commencing on the fifth anniversary of the Partnership, the management fee dropped to 3% of the value of the Partnership’s assets which amounted to $200,000 per year. The Partnership sold all its assets effective January 1, 2001 and was wound up prior to December 31, 2001.

Deerlick Royalty Partners, L.P.

Deerlick Royalty Partners, L.P. is a Delaware limited partnership for which Deven Resources serves as the general partner. Deerlick Royalty Partners owns overriding royalty interests covering 2,043 gross acres in the Deerlick Creek coalbed methane field, Tuscaloosa County, Alabama.

Acquisitions

Clean Age Minerals Incorporated

Clean Age Minerals Incorporated, a Nevada corporation, was acquired by Daleco through a merger with Daleco’s newly formed subsidiary, Strategic Minerals, Inc., a Nevada corporation. On September 19, 2000 Strategic Minerals, Inc. was the surviving corporation which subsequently changed its name to Clean Age Minerals Incorporated. The Shareholders of Clean Age Minerals Incorporated received 2,001,800 shares of Daleco Resources Corporation Series B, 8% Cumulative Convertible Preferred Stock, stated value $10.00, par value $0.01, in exchange for 20,018,000 shares of Clean Age Minerals Incorporated Common Stock constituting all of the capital stock of Clean Age Minerals Incorporated. In March, 2002, Strategic Minerals, Inc. changed its name to Clean Age Minerals Incorporated. Clean Age Minerals Incorporated, through its subsidiaries CA Properties, Inc. owns in fee and leasehold interests in non-metallic minerals in the States of Texas, New Mexico and Utah. As part of the merger, Daleco acquired a patented process utilizing many of the minerals owned or under lease to Daleco, for the cleansing, remediation and decontamination of air, water and soils.

Daleco’s 16/6, Inc.

Effective July 7, 2001, Daleco acquired 16/6, Inc., a software development firm 16/6 had applied for a patent on its I2 technology (Patent Pending No. 09/659641) however the patent application was denied. The I2 technology covers the ability to extract certain text documentation from existing published documents from the Internet and micro-payments thereof.

Daleco acquired all of the outstanding capital stock of 16/6, Inc. in exchange for 1,000,000 shares of common stock of Daleco.

Stock Purchase Agreements:

Terra Silex Agreement

On September 20, 2001, Daleco entered into a Stock Purchase Agreement with Terra Silex Holdings, LLC pursuant to which Daleco agreed to sell Terra Silex up to 1,800,000 shares of common stock at a price of $1.25 per share. At the time of the Terra Silex Agreement, the market price of Daleco’s Common Stock was $1.05.

The Terra Silex Agreement provided for the purchase of the common stock in three (3) tranches. At closing, Terra Silex acquired 400,00 shares. The second tranche was to have closed within sixty (60) days, subject to Terra Silex’s satisfactory completion of its due diligence however, Terra Silex requested an extension. The second tranche for 400,000 shares did close on November 20, 2001. The third tranche was to have closed within 60 days of the closing of the second tranche. On February 15, 2002, Terra Silex advised the Company that it would not fund the third tranche. As such, the warrant to which Terra Silex was entitled under its stock purchase agreement was capped at 250,000 shares. This warrant has an exercise price of $1.25 per share and expires on December 31, 2006. Terra Silex has not exercised its warrant either in whole or in part.

Sumitomo Corporation Of America Securities Purchase Agreement

Effective, November 16, 2001, Daleco entered into a Stock Purchase Agreement with Sumitomo Corporation of America. The Sumitomo Corporation of America Securities Purchase Agreement provided for the purchase of 640,000 shares of Daleco’s common stock at a price of $1.25 per share. The Sumitomo Corporation of America Securities Purchase Agreement also granted Sumitomo Corporation of America 1,700,000 warrants, at exercise prices ranging from $2.00 per share for the first 850,000 shares, $2.50 per share for the next 510,000 shares and $3.00 per share for the remaining 340,000 shares.

The Sumitomo Corporation of America Securities Purchase Agreement provides for Sumitomo Corporation of America to nominate one person to serve as a director of Daleco and also to have an “observer” present at the meetings of the Board of Directors. At such time as Sumitomo Corporation of America has acquired at least 1,500,000 shares under the Securities Purchase Agreement through the exercise of its warrants plus the additional acquisition (640,000 original purchase shares plus 860,000 warrant shares), the observer shall be nominated to serve as a director of Daleco.

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

The CA Series have been proven effective, through the use of a catalytically enhanced chemical exchange process in permanently changing many hazardous metals to a non-hazardous state and through molecular sieve and/or absorption processes in removing (“site remediation”) many hazardous hydrocarbon and nitrate contaminants.

The processing of contaminate materials using the patented CA Series technology is designed as an on-site operation. Internal studies have shown that because the CA Series of engineered products are designed to be used at the remediation project site, substantial cost savings can be generated as compared to other remediation methods requiring extraction, removal and incineration. The on-side use of CA engineered products can provide a complete and permanent environmental cleanup of the hazardous materials in that the “treated” materials are converted into non-hazardous permanently on-leachable substances which can remain in place. Through laboratory and field tests, the CA Series engineered products have been proved to be effective in remediating contamination caused by hydrocarbons and petroleum products, chemicals as well as toxic metallic compounds in rendering the toxic and hazardous materials to a permanently non-toxic and non-hazardous stage. The Master Distribution and Marketing Agreement with Sumitomo Corporation of America also covers the CA Series Technology.

I2 Patent Pending

16/6, Inc. applied for a patent to cover its technology to extract certain text documentation from existing published documents from the Internet and micro payments therefore. The Company originally acquired 16/6, Inc. and the I2 Patent Pending to assist in the development of its Natural Resources Exchange. At present, the Company is not developing its Natural Resources Exchange. The U.S. Patent and Trademark Office has preliminarily denied 16/6’s patent application. The Company is currently evaluating whether to refile its application.

Trademarks

The Company has applied for Trademarks governing the CA Series of Products CA-1 through Ca-6. A Trademark is also being sought for the Company’s “Re Nu Gen™”, a product used to enhance the efficacy of conventional municipal waste treatment plants.

Employees

At September 30, 2003, the Company had six full-time employees. Daleco employs the services of consulting scientist, geologists and engineers, as well as those of nonaffiliated operating companies which conduct the actual oil and gas field operations, mineral extraction/processing and timber harvesting. The Company operates its oil and gas wells in the States of West Virginia, Pennsylvania and Texas from its Pennsylvania and Los Angeles offices utilizing contract pumpers to perform actual field operations. The Company’s non-operated wells are monitored primarily out of the Company’s Pennsylvania office. The Company’s mineral leases, fee interest and claims are operated by contract mining entities and are monitored by both its Pennsylvania office, and by the President of Clean Age Minerals, Incorporated who resides in Albuquerque, New Mexico. The Company’s timber operations are operated by contract harvesters and mills and are monitored and overseen by both its Pennsylvania office and by the President of Sustainable Forest Industries who resides in Long Island, New York. The Company employs independent consultants regarding the development of its mineral and timber properties. The Company considers its relations with its consultants to be satisfactory.

ITEM 2: DESCRIPTION OF PROPERTY

Oil and Gas Interests

Definition of Terms:

As used herein, the term:

“Gross”, as it applies to acreage, mining claims or wells refers to the number of acres, mining claims or wells in which the Company has a direct working / operating interest.

“Horizontal Well” means a well drilled vertically from its surface to its objective depth and from that point drilled with special tools at an angle approximating 90 degrees from the bottom of the vertical hole or drilled from such point at an angle which approximates that at which the beds of the objective formation lie, as opposed to a traditional vertical well, which is drilled vertically from the surface to its objective.

“Net”, as it applies to acreage, mining claims or wells refers to the sum of the fractional ownership interests owned by the Company in gross acres, mining claims or gross wells.

“Operating interest”, means the share of costs borne by an owner in the lease, claim or well.

“Mmbtu”, “Bbls”, “Mcf” and “MMcf” mean million British thermal units, barrels, a thousand cubic feet, and a million cubic feet, respectively.

“Net Revenue Interest”, means the share of gross income from such lease, claim or well actually received by the owner.

“Proved developed reserves”, are proved reserves which are expected to be recoverable through existing wells or mines with existing equipment and operating methods.

“Proved reserves”, are the estimated quantities of crude oil, natural gas, natural gas liquids and minerals which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs or from know mineral deposits and under existing economic and operating conditions.

“Proved undeveloped reserves”, are proved reserves which are expected to be recovered from new wells on undrilled acreage or from existing wells where relatively major expenditures are required for drilling and completion or from new mine operations.

“Working interest”, means the share of costs borne by an owner in the lease, claim or well.

Crude oil and condensate volumes are expressed in barrels which are equivalent to 42 United States gallons. Gas volumes are expressed in Mcf or MMcf as determined at 60 degrees Fahrenheit and the legal pressure base that prevails in the state in which the reserves are located.

A description of Daleco’s Oil and Gas Interests by state follows:

Texas

Netherland, Sewell & Associates, Inc. of Dallas, Texas, an unaffiliated company, has been engaged by Tri-Coastal Energy, L.P.C at the request of Heller Financial, Inc., now GE Capital (“Heller”), to act as the contract operator of its oil and gas properties. Effective October 1, 1999, with the consent of Heller, Westlands became the operator of record of the Company’s properties in Texas owned by Tri-Coastal Energy L.P. (“Texas Properties”). Netherland & Sewell has been retained to assist the Company to maximize the value of the Texas Properties. The Company expects to continue employing contract operators and/or consultants until the size of its operations justifies hiring the necessary staff. As a result of the sale of the Heller Loan to Sonata Investment Company, Ltd., it is not certain at this time as to whether Tri-Coastal will continue to utilize the services of Netherland, Sewell & Associates, Inc.

 Austin Chalk Trend

The Texas Properties are located in the Austin Chalk Trend. The Austin Chalk trend consists of the Austin Chalk, Buda, Georgetown and Edwards formations, extends for approximately 300 miles in length and 50 miles across, and encountered at depths of 5,500 to 18,000 feet. These reservoirs are generally of low permeability, and significant oil and gas production is generally obtained only by intersecting vertical fractures within the carbonate rocks. Historically, these formations were considered to be economically marginal except in areas where the rocks were highly fractured. In later years, stimulation by mechanical fracturing of the rock resulted in increasing hydrocarbon recoveries and extensive development of the trend. Recent developments using horizontal drilling techniques allow the wellbore to intersect, if present, a series of vertical fracture systems instead of a single one, thus resulting in higher rates of production and recoverable reserves, at the cost of a more expensive drilling effort. Whether an individual well will be economic, even if horizontally drilled, depends largely upon intersecting fractured portions of the formation, which cannot be predicted. Certain locales appear to contain more fracturing than others, and Daleco believes that its Texas leases are located in areas of better fracturing. It is not unusual for an individual well to produce as much as forty percent (40%) of the primary recoverable reserves during the first two years of production and the remainder over a period of ten to fifteen years. As a result of the Heller Financing, seven (7) existing vertical chalk wells were stimulated and three (3) laterals in its existing horizontal wells were drilled. As a result of Heller’s notice that it would not fund additional funds under the Heller Loan Agreement, the Company’s plans for development and redrilling of its Texas and Oklahoma properties was suspended indefinitely.

West Virginia And Pennsylvania

Appalachian Basin

The Company’s hydrocarbon production in the State of West Virginia and the Commonwealth of Pennsylvania are in the producing zones of the Oriskany and Medina formations of the Appalachian Basin’s Upper Devonian Section. Through its ownership in and management of its Developing Energy Partners I, L.P., (Developing Energy), Daleco had an undivided interest in 50 producing coal bed methane wells in the Blacklick Creek CBM Project located in Indiana County, Pennsylvania. These wells produced from multiple coal seams ranging in depth from 600 feet to 1,200 feet. The Blacklick Creek project held approximately 15,000 acres. Developing Energy controlled a 40% working interest in the project. Developing Energy sold its interests to the owner of the remaining 60% working interest on September 28, 2001, with an effective date of January 1, 2001.

Developing Energy also owned varying interests ranging from 20% to 100% in forty (40) conventional Upper Devonian producing wells ranging in depth from approximately 6,000 feet to 10,000 feet. Fourteen (14) of these wells were located in western and central Pennsylvania and held approximately 18,983 gross acres. The remaining twenty-six (26) wells were located in northern and central West Virginia and held approximately 7,302 acres. The primary product produced from these Upper Devonian wells was natural gas. These wells and their associated gas gathering systems were operated by Daleco’s subsidiary, DRI Operating Company, Inc.

By Asset Purchase Agreement dated September 28, 2001 but effective January 1, 2001, Developing Energy sold all of its interest in its 40 Pennsylvania and West Virginia wells to a non-affiliated entity. To facilitate the sale, DRI Operating Company, Inc., agreed to “swap” working interests in wells owned by each entity in West Virginia and Pennsylvania. Following the “swap”, DRI Operating Company now has working interests in nine (9) wells in West Virginia for which it acts as operator.

The Company’s acquisition and development philosophy in the Appalachian Basis is to acquire producing properties with exploitation potential, either individually or in conjunction with its managed partnerships. In addition to increasing its reserves through direct property acquisitions, Daleco actively seeks out and evaluates the potential acquisition of other oil and gas companies and partnerships. At present, the Company has no present intent to acquire any additional Appalachian wells, although the Company would not negate the acquisition of additional properties should the right opportunity present itself.

Alabama

Black Warrior Basin

Deerlick Royalty Partners, a Delaware limited partnership for which Deven Resources, Inc. acts as the general partner, continues to own an overriding royalty interest in the Deerlick Creek Field, Tuscaloosa County, Alabama.

Oklahoma

As of July 1, 2002, Daleco sold all of its properties in Potontoc County, Oklahoma consisting of 11 gross wells. Daleco retains partial non-operating interests in 64 active wells in Oklahoma.

Operating Hazards And Uninsured Risks

Daleco’s oil and gas operations are subject to all of the risks normally incident to the exploration for and production of oil and gas, including mechanical failures, blow-outs, cratering, pollution and fires, each of which could result in damage to or destruction of oil and gas wells or production facilities or damage to persons and property. While Daleco maintains a $4,000,000 all risks liability policy in amounts which it believes are adequate, the insurance may not cover all potential operational risks. The occurrence of a significant event not fully insured against could have a material adverse effect Daleco’s financial position. Presently, Daleco has no present intentions to conduct any exploratory or developmental drilling. Daleco will continue to conduct its normal day-to-day activities as operator of its wells. All of Daleco’s wells in Texas and Oklahoma are operated by third parties.

Title To Oil And Gas Properties

Daleco’s interests in producing and non-producing acreage are in the form of direct or indirect interests in leases. Each of its properties are subject to customary royalty interests in amounts prevailing in the area in which the oil and gas lease was taken, overriding royalty interests, liens incident to operating agreements, liens for current taxes and other burdens and mineral encumbrances and restrictions. Daleco believes that none of these burdens materially interferes with the use of such properties, in the operation of Daleco’s business or the profitability of Daleco’s investment therein.

As is customary in the oil and gas industry, only a preliminary investigation of title is made at the time of acquisition of undeveloped properties. Detailed investigations are generally made, including, in most cases, receiving a title opinion of local counsel, prior to the commencement of drilling operations. A thorough examination of title was performed with respect to substantially all of Daleco’s producing properties. Also, prior to the acquisition of properties, Daleco will and has received an opinion of title, satisfactory to counsel to Daleco, on a majority (in value) of the assets to be acquired. Daleco believes that it has defensible title to substantially all of its properties.

Sale of Oil and Gas Properties

At the request of Heller, Tri-Coastal Energy, L.P. agreed on July 25, 2003 to engage Madison Energy Advisors (“Madison”) to assist in the sale of Tri-Coastal’s oil and gas properties in Oklahoma and Texas. Madison has advertised the properties for sale. No sale of Tri-Castal's properties was consummated. Rather, Heller sold the Heller Loan to Sonata Investment Company, Ltd. as of December 30, 2003. As part of its transaction with Sonata Investment Company, Ltd., Heller agreed to assume the costs associated with the retention of Madison.

Mineral Interests

Definitions:

“Cu Yd”, “Cu M” mean units of volume in terms of Cubic Yards and Cubic Meters, respectively.

“Mining Claims” are regulatory and/or legal descriptions of mineral property rights as defined by State and Federal Mineral Codes.

“Net”, as it applies to acreage, mining claims or wells refers to the sum of the fractional ownership interests owned by the Company in gross acres, mining claims or gross wells.

“Proved Mineral Reserves”, are the estimated quantities of minerals which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known deposits under existing economic and operating conditions.

“Tons”, mean a unit of weight equal to 2,000 pounds (lbs.), 906 kilograms.

Minerals Interests

Through its wholly owned subsidiary, Clean Age Minerals Incorporated, the Company owns substantial leases and mining claims to proven non-metallic minerals located in the States of Texas, New Mexico and Utah. Title and rights in the properties are held by CA Properties, Inc., a wholly owned subsidiary of Clean Age Minerals Incorporated.

Texas

Marfa Zeolite

CA Properties, Inc. is the lessee under a 5,200 acre(+/-) lease containing high grade Zeolite, located approximately 40 miles south of Marfa, Presidio County, Texas. The lease terms call for royalty payments of $3.00 per ton of Zeolite removed from the property with a minimum royalty of $30,000 per year. CA Properties, Inc. has the option to terminate the annual royalty payments by paying a lump sum of $400,000. CA Properties, Inc. also owns, in fee, approximately 100 acres of land containing Zeolite adjacent to the 5,200 acre lease.

New Mexico

Oro Grande

CA Properties, Inc. is the lessee under a lease covering 5,020 acres of a calcium carbonate deposits in the form of high grade Travertine, located in the Oro Grande area, Cibola County, New Mexico, some 40 miles southwest of Albuquerque, New Mexico. Included in the above are 1,660 acres of U.S. Government leases while the remainder are privately owned. The lease calls for royalty payments of $0.50 per ton or 4% of gross sales for material removed, whichever is the greater. Royalties on public lands call for $0.50 per ton or 3% of gross sales, whichever is the greater. The lease also requires an annual minimum royalty payment based on a CPI adjusted formula. In Fiscal 2003, the payment amounted to approximately $33,000.

Winston “C” Kaolin

CA Properties, Inc. owns mining claims on 2,675 acres, located in Sierra County, New Mexico encompassing its Kaolin deposit. The terms call for a royalty payment of 7% of net proceeds derived from mining operations.

Guadalupe Perlite

     CA Properties, Inc. owned 17 mining claims, located in Grant County, New Mexico containing some 1,360 acres of Perlite. Due to issues involving the underlying rights to these properties. Daleco has not renewed these mining claims and intends to replace/substitute other properties for these holdings should the economic demand for the mineral warrant.

Utah

Beaver Zeolite

CA Properties, Inc. owns 11 Zeolite mining claims covering approximately 220 acres located in Beaver County, Utah. The Zeolite in this deposit is also considered high grade.

Mining

The Company is presently mining its calcium carbonate, and zeolite deposits through the use of contract miners. It intends to mine its kaolin utilizing either a contract miner or by a strategic partner. The mining of all of the Company’s mineral deposits is exclusively conducted through the surface mining. The Company has no present plans to undertake mining of its mineral deposits directly.

Timber Interests

Definitions:

“Bd Ft”, means Board Feet or Board Foot as a unit of measure commonly used within the timber and wood industry.

“Net”, as it applies to acreage, mining claims or wells refers to the sum of the fractional ownership interests owned by the Company in gross acres, mining claims or gross wells.

Tropical Hardwood Concession

Daleco, through its wholly-owned subsidiary, Sustainable Forest Industries, Inc., a Delaware company, owns two (2) timber concessions in Guyana, South America. These concessions encompass approximately 6,000 acres of tropical hardwoods. Sustainable Forest Industries, Inc. intends to harvest and market its wood through strategic alliances with its partners in Guyana and the United States. Sustainable Forest Industries, Inc. received its U.S. import certificate for tropical wood in July 1997, and has applied for its marketing trademark, HeartDex. Daleco provides accounting, administrative and financial services to support Sustainable Forest Industries, Inc.’s operations.

Sustainable Forest Industries, Inc. has fulfilled all governmental requirements to maintain its holdings and, therefore, Daleco believes that it has good title to its two (2) hardwood timber concessions in Guyana. Due to the limited operations on these properties over the past several years, Daleco has amortized its entire investment in Guyana as of September 30, 2001. Sustainable is currently in negotiation with existing saw mills and other harvesters of timber in Guyana to establish a joint harvesting, milling and marketing of Sustainable’s and these third parties woods.

Presently, all harvesting conducted on SFI’s concessions is done by contract personnel. Due to the availability of a large labor force in Guyana, the Company believes it is far more expedient, at present, to utilize contract labor to harvest its concessions rather than maintain a large labor force to perform the required harvesting. Daleco is focussing presently only on developing a US domestic market for its hardwood shingles (roofing and siding) from Guyana.

ITEM 3: LEGAL PROCEEDINGS

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

Kane v. Daleco Resources Corp., et. al. On or about January 14, 2000, Stanley B. Kane, et. al. commenced an action in the Superior Court, Los Angeles, California to enforce their right to have Daleco repurchase 16,000 shares (stated value $50,000 purchase) of Series A, 10% Cumulative Preferred Stock. The Plaintiffs had the right to put the stock to Daleco on August 20, 1999, which they did. Although Daleco continued to pay quarterly dividends on the Series A Preferred Stock, it did not redeem the shares due to its lack of liquidity. Also named in the suit were Mr. Dov Amir (at the time, a current officer and director of Daleco) and Mr. Louis Erlich (who was an officer and director of Daleco at the time of the issuance of the Series A Preferred Stock), who had given personal guaranties to the Plaintiffs.

With regard to these personal guaranties, Mr. Amir satisfied his obligation under his guaranty to purchase one-half on 8,000 shares from the Plaintiffs. Daleco entered into Stipulation for the Entry of Final Judgment and Judgment thereon as to Daleco Resources Corporation, pursuant to which Daleco had until August 1, 2001 in which to redeem the remaining 8,000 shares for $400,000 plus accrued dividends through the date of settlement at a rate of ten percent per annum. The Kanes have been granting Daleco an extension of the August 1, 2001 date on a month-to-month basis. The Kanes have been paid accrued and unpaid dividends on the Series A Preferred Stock through the quarter ending March 31, 2003. The Company is in arrears for the payments due June 30, 2003 and September 30, 2003 totaling $30,000.

Mr. Erlich has filed a Cross Complaint against Daleco for payment of his obligation under his guarantee.

ITEM 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders in the fourth quarter of Fiscal Year 2003.

PART II

ITEM 5:     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER’S MATTERS

The Company’s Common Stock trades on the Over the Counter Market (Pink Sheets). The symbol for the Company's shares is DLOV. As of September 30, 2003, there were approximately 1,769 record owners of the Company's Common Stock.

The range of the high and low bid prices, by quarters, for fiscal years 2003 and 2002, commencing with the first quarter of the fiscal year ended September 30, 2003 for the Company’s Common Stock is as follows:

MARKET PRICE OF, AND DIVIDENDS ON, THE REGISTRANT’S
COMMON EQUITY AND OTHER STOCKHOLDER MATTERS

Our common stock is quoted on the OTC Bulletin Board under the symbol “DLOV.” The following table shows the high and low closing bid prices for the fiscal quarters indicated. Daleco’s fiscal year ends September 30.

2003	High	Low

First Quarter	$0.640	$0.095
Second Quarter	0.240	0.060
Third Quarter	0.600	0.150
Fourth Quarter	0.950	0.449

2002	High	Low

First Quarter	$3.100	$0.950
Second Quarter	2.450	1.060
Third Quarter	1.110	0.520
Fourth Quarter	0.600	0.380

Holders Of Common Equity

As of September 30, 2003, the current outstanding amount of shares of common stock was 26,284,856 with 1,769 shareholders of record.

Dividend Information

Daleco has never paid a dividend on its common stock. Daleco has no plans to pay any dividends on its common stock in the near future. Daleco intends to retain all earnings, if any, for the foreseeable future, for use in its business operations. Dividends have been paid on the Company's Series A preferred stock in cash and on its Series B Preferred Stock in shares of Common Stock at the time of conversion.

Section 16(a) Compliance

Based solely upon a review of Form 3 and 4 during the fiscal year ending September 30, 2003, there were no late filing of reports by any party required to have filed same. Daleco received no Form 5s filed by any party.

Sales Of Unregistered Securities

In July 2002, Daleco entered into the Equity Line of Credit Agreement where Daleco may, at its discretion, periodically issue and sell to Cornell Capital Partners, L.P. shares of common stock for a total purchase price of $10 million. The amount of each advance is subject to an aggregate maximum advance amount of $75,000 in any 5 trading-day period with up to 4 advances a month. Cornell Capital Partners, L.P. will purchase the shares of common stock for a 5% discount to the lowest daily weighted average price of our common stock for the 5 trading days immediately following the notice date. In addition, Cornell Capital Partners is entitled to retain 5% of each advance under the Equity Line of Credit, together with a one-time commitment fee of $390,000, which was paid by the issuance of 847,826 shares of Daleco’s common stock. Cornell Capital Partners is required to sell any shares purchased under the Equity Line of Credit at the then prevailing market price. Additionally, Westrock Advisors, Inc. was paid a fee of 21,739 shares of Daleco’s common stock, which is equal to $10,000 at a closing bid of $0.46 on July 23, 2002 for acting as the placement agent.

At the same time it entered into the Equity Line of Credit, Daleco entered into a Securities Purchase Agreement with Cornell Capital Partners, L.P. Under the Securities Purchase Agreement, Daleco issued and sold to Cornell Three Hundred Thousand Dollars ($300,000) of convertible debentures. The debentures are convertible into shares of common stock at a price equal to equal to the lesser of (a) an amount equal to one hundred twenty percent (120%) of the closing bid price of the common stock as of July 22, 2002, or (b) an amount equal to eighty percent (80%) of the average lowest three closing bid prices of the common stock for the five trading days immediately preceding the conversion date. Commencing in November 2002, Cornell Capital Partners began to convert the Debenture into stock. This conversion process was completed by January 28, 2003, at which time the entirety of the Debentures had been converted into 5,027,881 shares of Daleco’s common stock.

Effective, November 16, 2001, Daleco entered into a Stock Purchase Agreement with Sumitomo Corporation of America. The Sumitomo Corporation of America Securities Purchase Agreement provided for the purchase of 640,000 shares of Company common stock at a price of $1.25 per share. The Sumitomo Corporation of America Securities Purchase Agreement also granted Sumitomo Corporation of America 1,700,000 warrants, at exercise prices ranging from $2.00 per share for the first 850,000 shares, $2.50 per share for the next 510,000 shares and $3.00 per share for the remaining 340,000 shares. The Sumitomo Corporation of America Securities Purchase Agreement provides for Sumitomo Corporation of America to nominate one person to serve as a director of Daleco and also to have an “observer” present at the meetings of the Board of Directors. At such time as Sumitomo Corporation of America has acquired at least 1,500,000 shares under the Securities Purchase Agreement through the exercise of its warrants plus the additional acquisition (640,000 original purchase shares plus 860,000 warrant shares), the observer shall be nominated to serve as a director of Daleco. Also on November 16, 2001, Daleco entered into a Master Distribution and Marketing Agreement with Sumitomo Corporation of America. Under the Marketing Agreement, Sumitomo Corporation of America received warrants for 540,000 shares. These warrants have a five (5) year term and have an exercise price of $2.00 per share for the first 108,000 shares, $2.50 per share for the next 162,000 shares and $3.00 per share for the remaining 270,000 shares.

On September 20, 2001, Daleco entered into a Stock Purchase Agreement with Terra Silex Holdings, LLC pursuant to which Daleco agreed to sell Terra Silex up to 1,800,000 shares of common stock at a price of $1.25 per share. At the time of the Terra Silex Agreement, the market price of Daleco’s common stock was $1.05. The Terra Silex Agreement provided for the purchase of the common stock in three (3) tranches. At closing, Terra Silex acquired 400,000 shares. The second tranche was to close within sixty (60) days, subject to Terra Silex’s satisfactory completion of its due diligence. The second tranche for 400,000 shares closed on November 20, 2001. The third tranche for 1,000,000 shares was to have closed sixty (60) days after the second tranche closing, subject to Terra Silex’s continued satisfactory due diligence. Terra Silex requested and was granted an extension until February 15, 2002 in which to exercise the third tranche. Terra Silex was also granted a warrant for 500,000 shares. The term of the warrant for five (5) years at an exercise price of $1.25 and is pro rated in amount should Terra Silex not fund all three tranches. On February 15, 2002, Terra Silex failed to exercise the third tranche. As such, Terra Silex’s right to purchase additional shares under this Terra Silex Agreement terminated. The Terra Silex warrant is only vested as to 250,000 shares with the remaining 250,000 shares of the Terra Silex warrant having been forfeited as a result of Terra Silex’s failure to fund the third tranche. As a result of Cornell Capital Partner’s conversion of the Debenture, Paragraph 6.3 of the Terra Silex Agreement gave Terra Silex the right to acquire 220,169 shares of common stock at a price of $0.117 per share, the effective price per share of the stock issued to Cornell Capital Partners. Terra Silex purchased these shares on or about October 29, 2003.

On July 7, 2001, Daleco acquired 16/6, Inc., a Pennsylvania corporation. The acquisition was acquired through the exchange of 1,000,000 shares of common stock for all of the issued and outstanding shares of 16/6, Inc. 16/6, Inc. developed proprietary comparative analysis software for the retrieval of materials off the Internet and micro-payments. 16/6 had filed an application for a patent covering its software which was denied by the Patent Office. No decision has been made by the Company on whether it will refile its patent application.

On September 19, 2000, Daleco acquired all of the outstanding capital stock of Clean Age Minerals Incorporated in exchange for 2,001,800 shares of Series B 8% Cumulative Convertible Preferred Stock stated value $10.00. The Series B preferred stock is convertible into common stock at a rate of 85% of the average closing price of Daleco’s common stock for the 5 trading days immediately preceding the date of conversion but in no case for less than $1.25 per share.

On September 11, 2000 the Board of Directors of Daleco granted options for 3,500,000 shares of common stock to three directors, one officer and an employee of Daleco. Messrs., Amir, Novinskie officers and directors of Daleco were each awarded options for 1,000,000 shares. Ms. Spencer the Secretary of Daleco was granted an option for 250,000 shares and an employee, Mr. Payne, the Controller, was awarded an option for 250,000. The 3,500,000 options are exercisable at a price of $.25 per share which was above the fair market value of Daleco’s stock at the time of issue. The options were granted for service and dedication to Daleco to the recipients who while not being currently paid or paid at a wage scale substantially below market continued to work for the benefit of Daleco and the shareholders. These options vested upon their grant and expire on September 30, 2005.

With respect to the sale of unregistered securities referenced above, all transactions were either exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 (the “1933 Act”), and Regulation D promulgated under the 1933 Act or covered by the Company’s registration statement on Form SB-2 effective as of November 7, 2002. In each instance, the purchaser had access to sufficient information regarding Daleco so as to make an informed investment decision. More specifically, Daleco had a reasonable basis to believe that each purchaser was an “accredited investor” as defined in Regulation D of the 1933 Act and otherwise had the requisite sophistication to make an investment in Daleco’s securities for each unregistered sale of Stock.

DESCRIPTION OF SECURITIES

Pursuant to the Company’s certificate of incorporation, as amended February 28, 2002, the Company is authorized to issue 50,000,000 shares of common stock, par value $0.01 per share and 20,000,000 shares of preferred stock, par value of $0.01 per share. Below is a description of Daleco’s outstanding securities, including common stock, preferred stock, options, warrants and debt.

Common Stock

Each holder of our common stock is entitled to one vote for each share held of record. Holders of our common stock have no preemptive, subscription, conversion, or redemption rights. Upon liquidation, dissolution or winding-up, the holders of common stock are entitled to receive our net assets pro rata. Each holder of common stock is entitled to receive ratably any dividends declared by our board of directors out of funds legally available for the payment of dividends. Daleco have not paid any dividends on our common stock and do not contemplate doing so in the foreseeable future. Daleco anticipate that any earnings generated from operations will be used to finance our growth.

As of the fiscal year ending September 30, 2003, Daleco had 26,284,856 shares of common stock outstanding.

Preferred Stock

On February 28, 2002, the Company filed a certificate of amendment to its certificate of incorporation, authorizing the Company to issue 20,000,000 shares of preferred stock, par value $0.01 per share. As of September 30, 2003, there were 8,000 shares of Series A preferred stock and 375,000 shares of Series B preferred stock outstanding.

Series A 10% Cumulative Preferred Stock.The Series “A” Preferred stock has a stated face value of $50.00 per share and the holder is entitled to one vote per share. Daleco is required to redeem this stock from the holders for $400,000.

Series B 8% Cumulative Convertible Preferred Stock.The Series “B” Cumulative Convertible Preferred Stock has a face value of $10.00 per share with no voting power. This preferred stock can convert to common stock at 85% of the average of the 5 days before the date of conversion with a minimum amount of $1.25 per share.

On September 11, 2000 the Board of Directors of Daleco granted options for 3,500,000 shares of common stock to three directors, one office and an employee of Daleco. Messrs., Amir, Novinskie officers and directors of Daleco were each awarded options for 1,000,000 shares. Ms. Spencer the Secretary of Daleco was granted an option for 250,000 shares and an employee, Mr. Payne, the Controller, was awarded an option for 250,000. The 3,500,000 options are exercisable at a price of $.25 per share which was above the fair market value of Daleco’s stock at the time of issue. The options were granted for service and dedication to Daleco to the recipients who while not being currently paid or paid at a wage scale substantially below market continued to work for the benefit of Daleco and the shareholders. These options vested upon their grant.

Options And Warrants

Options(1)
	2003	2002

Outstanding and Exercisable at beginning of period	5,610,000	3,610,000
Granted(2)	(—)	2,000,000
Canceled(3)	(110,000)	(—)

Exercised	(—)	—

Outstanding and Exercisable at end of period(4)	5,500,000	5,610,000

(1)	Daleco accounts for all stock-based compensation (options) in accordance with the Financial Accounting Standard Boards Statement of Financial Accounting Standards No. 123 (SFAS 123). SFAS 123 permits Daleco’s use of the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25. Under SFAS 123, the fair value of stock options and compensation costs are measured as of the grant date.

(2)	On November 16, 2001, Daleco entered into Key Man Employment Contracts with Mr. Dov Amir, Chairman of the Board of Directors and Chief Executive Officer of Daleco, Mr. Gary J. Novinskie, President and Chief Operating Officer of Daleco, and Mr. Robert E. Martin, a Director of Daleco and President of Clean Age Minerals, Inc. (previously Strategic Minerals, Inc.). Under the employment agreements, Messrs. Amir and Novinskie were granted options for 500,000 shares of common stock and Mr. Martin was granted options for 1,000,000 shares of common stock. All these options expire on the third anniversary of the vesting of the options or two years after the key man ceases to be an employee of Daleco. The exercise price for Mr. Martin’s options are priced at $1.08 per share, 90% of the average closing price for the common stock for the five business days prior to October 1, 2001. The exercise price for Messrs. Amir’s and Novinskie’s options is 90% of the average closing price for the common stock at the close of business for the five trading days immediately preceding June 30, 2002. The exercise price was determined to be $0.526 per share Mr. Amir and Mr. Novinskie received a signing bonus under the Key Man Contracts of $50,000, $25,000 of which was to be paid in common stock on or before June 30, 2002, at a price equal to the average closing price for the common stock for the five business days preceding the date of issuance. Mr. Amir and Mr. Novinskie were each awarded 42,808 shares under this grant.

(3)	On November 12, 2002, 110,000 options awarded under the Company’s Non-Qualified Stock Plan expired. These options had an exercise price of $2.19 per share.

(4)	Of the 5,500,000 options outstanding as of September 30, 2003, 4,050,000 are held by current officers, directors and employees of Daleco. The exercise price for the options held by insiders range from $0.25 per share to $1.08 per share.

Common Stock Warrants

Common Stock warrants outstanding at September 30, 2003, consist of the following:

Price Per Issuance	Expiration Date	Amount	Share

Financing Sources(1)	July 31, 2004 to		$.55
	November 20, 2005	699,579	$1.05
Terra Silex Warrant(2)	December 31, 2006	250,000	$1.25
SCOA Warrants(3)	November 15, 2006	2,240,000	$2.00 – $3.00

(1)	Financing Sources. On July 21, 1998, a total of 263,638 warrants expiring on November 20, 2003 were granted to four persons who loaned Daleco a total of $145,000 in July 1998. . The expiration date for these 263,638 warrants was extended from November 20, 2003 to November 20, 2005 in Fiscal Year 2000.The warrants may be exercised at any time before the expiration date at an exercise price of $0.55On August 9, 2001, the expiration date for a total of 25,000 warrants was extended to August 10, 2002 for warrants previously granted (August 26, 1997) to Kane interests as consideration for extending the time period on the redemption of their remaining Class “A” Preferred Shares. The exercise price of the “Kane Warrants” at any time before the expiration date is $2.50. On November 28, 2001, a warrant for a total of 435,941 shares of common stock were granted to Sonata Investment Ltd (warrants for 395, 273 shares of common stock) and Standard Energy (warrants for 40,668 shares of common stock) as consideration for entering into the Loan Conversion Agreement dated August 1, 2001. The Loan Conversion Agreement extended the date by which Daleco had to satisfy its obligations to both Sonata Investment Company, Ltd. and Standard Energy Company and granted both Sonata and Standard the right to convert the debt into common stock of Daleco at such time as Daleco advised Sonata and Standard of its intent to satisfy Daleco’s obligations to one or both entities. Sonata and Standard are affiliated entities. The exercise price was fixed at $1.05. The Sonata and Standard Warrants were to have expired August 1, 2002. However, Daleco agreed to extend the termination date of the Sonata and Standard Warrants until July 31, 2004 in exchange for Sonata’s relinquishing its twenty percent (20%) interest in the net profits of Daleco’s subsidiary Sustainable Forest Industries, Inc. These extensions have resulted in a $100,000 charge to the statement of loss in Fiscal Year 2002.

(2)	Terra Silex Warrant. Under a Stock Purchase Agreement dated September 11, 2001 by and among Daleco and Terra Silex Holding, LLC, Terra Silex was granted a warrant for 250,000 shares at an exercise price of $1.25. The Terra Silex Warrant expires on December 31, 2006.

(3)	Sumitomo Warrants: Under a Stock Purchase Agreement by and among Sumitomo Corporation of America and Daleco dated as of November 16, 2001, Sumitomo Corporation of America was granted warrants for 1,700,000 shares of common stock with a five (5) year term at exercise prices ranging from $2.00 per share for the first 850,000 shares, $2.50 per share for the next 510,000 shares and $3.00 per share for the remaining 340,000 shares. Daleco and Sumitomo Corporation of America also entered into a Master Distribution and Marketing Agreement dated as of November 16, 2001 under which Sumitomo Corporation of America was granted warrants for 540,000 shares. These warrants have a five (5) year term and have an exercise price of $2.00 per share for the first 108,000 shares, $2.50 pen share for the next 162,000 shares and $3.00 per share for the remaining 270,000 shares.

ITEMS 6 and 8(a): MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of the Company. All statements, other than statements of historical facts, which address activities, event or developments that the Company expects or anticipates will or may occur in the future, including such things as the anticipated development of revenues, acquisition of additional properties or the obtaining of capital, business strategy, development trends in the industry segments in which the Company is active, expansion and growth of the Company's business and operations and other such matters are forward-looking statements. To take advantage of the safe harbor provisions provided by the Reform Act, the Company is identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the Company. Many of these factors have previously been identified in filings or statements made by or on behalf of the Company.

Sarbanes-Oxley Act

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (“SOA”). The SOA is the first major revision to the securities laws since the enactment of the Securities Act of 1933 and the Securities and Exchange Act of 1934. The SAO, promulgated in large part in response to the collapse of Enron/Worldcom demise, covers a variety of measures all of which will not be covered here.

The SOA is applicable to all publicly traded reporting companies no matter how small or large. The SOA provides for additional controls such as the chief executive officer’s certificate regarding the accuracy of the Company’s financial statements and providing for a criminal penalty for making a false statement to the certification by an executive officer that the financial statements do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which the statement were made, not misleading with respect to the period covered by the annual report. The certification also requires that the executive officer of the company certify that the financial statements and other materials presented in the annual report fairly present all material respects the financial condition, results of operations and cash flows of the Company as of and for the periods covered by the annual report. This requirement exceeds the previous requirement that the financial statements merely be presented in accordance with generally accepted accounting principles.

The Company believes that it has historically provided its financials in this fashion, having separately reported and presented each segment of the Company’s business for the past few years.

The SOA also suggests but does not presently require that a “Disclosure Committee” be established. This committee would consider the materiality of information and determine disclosure obligations on a timely basis. This committee would, in essence, become the Company’s “watchman” for public disclosures. The Company has not, as of the date of this annual report, established such a committee. The Company has only six employees, and three independent directors. All parties are intricately involved in the decision making processes at the Company and no disclosure or decision not to disclose information is made without the input of inside management, counsel and at least one, if not more, independent directors. At such time as the Company changes its method of operation and/or increases the number of employees, it will reconsider the creation of a “Disclosure Committee.”

Because the drafting and approval of all the Company’s reports is a collective process, the suggestions of the SOA to establish Disclosure Committees, a Disclosure Controls Monitor, conduct internal drafting sessions, distribution of draft reports and dealing with internal trading policies are presently either not applicable or are already implemented, have been and are part of the Company’s operating procedures.

The SOA also provides for certain controls on auditors and the accounting industry. The Company only utilizes its auditors for auditing purposes. As such, the Company feels that it is and will be in full compliance with the final regulations promulgated by the Securities and Exchange Commission (“SEC”) under the SOA.

The SEC has acknowledged that a “one-size fits all” approach to establishing effective disclosure controls and procedures and has not prescribed any specific disclosure controls and procedures. Rather, the SEC expects “each company to develop a process that is consistent with its business and internal management and supervisory practice.” The Company believes that it has fully complied with the intent of the SOA and Regulations promulgated by the SEC.

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

Fiscal 2003

During the fiscal year ending September 30, 2003, the Company continued to direct its primary business focus on the commercialization of the mineral holding of its wholly owned subsidiary, Clean Age Minerals, Inc. However, during the year ending 9/30/03, these efforts produced only nominal receipts for the Corporation. While these efforts progress and take hold, the Company continued its historical activities within the energy sector. As such, the Company’s energy segments provided in excess of 96% of the total operating receipts for the fiscal year. Operations associated with the Company’s timber segment have been held at nominal level throughout the year.

Because of its reliance on revenues derived from the production and sale of oil and natural gas, the Company’s performance overall operating results were influenced by the various external factors associated with the energy sector. These non-controllable factors include the variability in the demand for and the pricing of the crude oil and natural gas within the Company’s operating areas, the general availability of quality contact services and the occurrence of unforeseen wellbore mechanical problems. During the twelve month period ending September 30, 2003, the Company’s energy segment’s performance, as measured by its direct operating cash flows improved by 24.5% as compared to the prior fiscal year period. The main reasons for the improvement are the increase in the price received for the oil and natural gas sold by the Company and its ability to control operating expenditures.

During the fiscal year, the Company expended roughly $120,000 of its available capital and an considerable amount of its manpower resources into the development of the technical and operational platforms viewed as necessary to effectively monetize the three plus (3+) billion tons of industrial minerals controlled by Clean Age Minerals, Inc., the Company’s wholly owned subsidiary. It is believed that the benefits of these efforts will begin to be realized in fiscal 2004 and continue well into the future, however no assurance can be given that the Company will achieve its desired result.

Clean Ages’ efforts with respect to its various mineral deposits were all direct to addressing the various factors associated with the market acceptance of the mineral products and the operational issues involved in the development stages of the mining and mineral processing operations.

With respect to its New Mexico Calcium Carbonate (Travertine) deposit, efforts were focused initiating extraction operations and on capitalizing on the availability of marketable mineral inventories. In conjunction with its site-operating partner, extraction capabilities were measured at rates as high as 400 tons per hour and physical inventories on the order of 24,000 tons of graded product were established. These inventories are required to support active marketing programs for “commodity stone” into the regional ground cover and decorative stone markets. Limited deliveries of “commodity stone” occurred during the later part of the fiscal period to introduce the products to distributors active in the five hundred thousand (500,000) per year regional market. The timing of these efforts is considered critical to the establishment of meaningful sales volumes during the prime demand period in the spring and summer of 2004. Through its “outsourcing” agreement with its site operating partner, in excess of $1,000,000 of equipment associated with the extraction, screening and loading operations has relocate to the Company’s Calcium Carbonate mine site. In addition, under the agreement, roughly $300,000 has been expended for pre-extraction mine site preparation costs.

The ability to display core competencies at this site, have allowed the Company to pursue the introduction of its Calcium Carbonate material into other product applications such as road base, pollution control, stone tile and filler markets.

Efforts relating to the Company’s Sierra Kaolin deposit in New Mexico during fiscal year have focused on confirmation of the technical characteristics of the in-place mineral, the development of commercially viable and market oriented mineral processing methods, further definition of potential market demand and the identification of joint venture partners for the funding and / or market introduction of the Sierra Kaolin’s products. Commercial markets for the Company’s Kaolin have been identified in various industrial sectors such as paper, paint, rubber, plastic, adhesive and other small volume – high margin specialty applications. The Company has also initiated “preliminary market inquiries” which were designed to determine the markets interest in its Sierra Kaolin and to identify potential “end-user testing clients”. These entities, both domestic and international, were targeted so that active market participants could evaluate product test samples so that the Company could receive potential client feedback for used in optimizing its final product specifications and processing facility requirements.

While the investigated process is requiring more time and costs than initially anticipated, the Company has made progress both independently and jointly under executed Confidentiality and Non-Circumvention Agreements and memorandum of Understanding with external parties towards the introduction of its Sierra Kaolin products. Furthermore it has initiated efforts to investigate various potential private and public financing sources to fund the construction of a processing facility capable of producing a suite of Sierra Kaolin products that will meet the specific needs of the various industrial applications. Because of its overall size and product quality requirements, the Company has focuses its primary product development efforts on the paper coating and filler markets.

Based on its investigations, the Company believes that the potential size of the North American market for Kaolin is in excess of five (5) million tons annually. The Company’s goal is to be in a position to begin servicing a small percentage of this market in the next fiscal year.

The Company continued the process of externally verifying the application for Clean Age Minerals’ Patented CA-Series Products during the twelve (12) month period ending September 30, 2003. With support from Sumitomo Corporation of America (“SCOA”), the Company’s CA-Series products were tested by independent engineering firms and consultants in areas such as the treatment of Bioorganic, agricultural and petrol-chemical waste streams. The results of certain of these tests have proven to be highly favorable and lead to efforts to initiate market introduction of products based on the Company’s patented technology. The first of these products will be marketed under the trade marked name ReNuGen™. Initial ships of ReNuGen™ are slated for December 2003, first quarter of fiscal year 2004. Other application testing of the CA-Series Patented technology is ongoing and will continue into the new year.

In addition, to its use as a component in the Company’s Patented CA-Series products, Clean Age Minerals also continued its investigations of various potential alternative uses for its one and a half (1.5) billion tons of high quality Zeolite under its control. Considering the overall applications for the base Zeolite and the Patented CA-Series products, the Company has identified a market potential in excess of one (1) tons annually. The Company believes that through its various venture and out-sourcing arrangement either in-place or contemplated in the near term that it will be able to begin tap this identified market potential.

During the fiscal year, Sustainable Forest Industries, Inc., the Company’s wholly owned subsidiary, continued to focus its attention on developing a tropical hardwood product and marketing program that could be introduced into the domestic (“US”) market with nominal financial support. Working independently and in conjunction with third parties, Sustainable confirm the application and have certified the performance of the Guyana Wallaba wood species for certain residential construction products. In addition, market demand surveys and product presentations in the target markets have produced favorable results. The Company believes, subject to capital availability, that the Wallaba products can be introduced in early to mid 2004.

In general, for the fiscal year ending September 30, 2003, the Company’s total revenues increased $376,359 to a level of $1,641,846 or roughly 30% over the revenues recorded for fiscal 2002. The increase in receipts was primarily the result in higher prices received by the Company for its oil and natural gas production. Direct operating expense declined by $158,955 period to period or 16%. However, this decrease was offset by increases in non-cash operational charges for items such as depletion, amortization and depreciation amounting to $311,671 year to year. As a result the Company recorded total property operating expenses in fiscal 2003 of $2,704,570 for an increase of $152,716 or 6% over the prior fiscal period. Interest expense increased in fiscal 2003 to $692,004 as compared to fiscal 2002 for increase of $147,109 as result of incremental borrowings. General corporate overhead declined by $762,573 in fiscal 2003 as compared to the prior period mainly as a result of deceased utilization of external legal and financial advisors and their associated fees. For the fiscal year period ending September 30, 2003 the Company reported a loss of $2,672,386 as compared to a loss of $3,511,493 for the prior fiscal period. Non-cash charges booked during the year ($1,883,612) represent approximately 70% of the fiscal 2003 loss. Despite increasing the capital expended to commercialize its mineral holdings, as a results of the discussed general improvement in the operating environment for the Company’s oil and gas business segment the Company was able to narrow the cash required for its operations significantly from $2,967,617 in fiscal 2002 to $37,078 in the current fiscal year for a positive improvement of roughly 99%.

As of October 15, 2003, Heller Financial, Inc. (“Heller“) declared that its loan with Tri-Coastal (“Heller Loan“) was no longer in default and the parties agreed to extend the expiration date of the Heller Loan until January 31, 2004. On December 30, 2003, the Heller. Loan (“Heller Loan“) was acquired by Sonata Investment Company, Ltd. The Heller Loan was reduced from $5,154,000 to $655,000 and extended until December 29, 2006. The new loan will be paid off out of 85% of the net cash proceeds from the oil and gas properties of Tri-Coastal.

Fiscal 2002

The fiscal year ended September 30, 2002, was marked by a number of events some of which were beyond the control of management. Effective September 20, 2001, the Company entered into a Stock Purchase Agreement with Terra Silex Holdings, LLC (“Terra Silex Agreement”). (See Item 4, Sales of Securities). The Terra Silex Agreement provides for the purchase of up to 1,800,000 shares in three (3) tranches at a cost of $1.25 per share. On September 20, 2001, Terra Silex funded the first tranche for Five Hundred Thousand Dollars $500,000 and received 400,000 shares. Out of the $500,000 allocated to the first tranche $350,000 went to the settlement of the Southland Litigation. Terra Silex executed the second tranche for $500,000 (400,000 shares) on November 17, 2001. Terra Silex, after requesting a one week extension for the funding of the third tranche notified the Company that it was electing not to fund the third tranche. Under the terms of the Terra Silex Agreement, the warrant granted to Terra Silex was capped at 250,000 shares as a result of its election not to fund the third tranche.

On November 16, 2001, the Company entered into a Stock Purchase Agreement with Sumitomo Corporation of America (“SCOA”) (“SCOA SPA”) (See item 4, Sales of Securities). The Company also entered into a Master Marketing and Distribution Agreement with SCOA dated as of November 16, 2001.

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

Administrative expenses, exclusive of legal and other fees, for Fiscal 2002 were $861,422 as compared to $601,238 for Fiscal 2001. The increase is the direct result of incremental payroll and operating expenses associated with the Company’s CAMI subsidiary. Other fee expenses for Fiscal 2002 amounted to $359,038 as compared to $408,206 in Fiscal 2001. On a combine basis, corporate expense increased by $210,016 or 20.9% on a year to year comparison.

Liquidity and Capital Resources

Prior to the Heller Financing, the Company historically financed its operations through cash flow from operating activities. Well drilling costs were historically been met by selling interests in a well to be drilled on a turnkey or fixed costs basis to a few individuals having close ties to the Company and its founders. Typically, the Company has recognized a profit in these turnkey arrangements; since it has been able to contract for the drilling of the wells on a cost basis less that the turnkey price. The Company has also been able to secure a free or “carried interest“ in these wells as part of the arrangement. As a result of the Heller financing, the Company, while still conducting drilling on a turnkey basis, has abandoned its former approach of funding operations through internally generated cash flow, and accelerated the reworking, re-completing and development of proved undeveloped reserves in an effort to increase cash flow and increase the value of the Company's reserves. While the Company still intends to use cash flow for operations where appropriate, the Company believes that it was more prudent to accelerate development to take advantage of the improved market for hydrocarbons and realize the potential of the Company's reserves. As a result of Heller’s declaration of default in January 1999, the Company has not realized any significant cash flow from the properties through its position as operator. With the increase of the world wide prices for crude oil, the Company anticipates that it may realize cash flow from these properties in the future. By agreement dated October 15, 2003, Heller withdrew it declaration of Default.

Throughout the fiscal year, additional funds were made available to the Company by its controlling shareholder, Mr. Amir in the form of unsecured loans (See, “Certain Relationships” and “Related Transactions”.) At the end of Fiscal 2003, the amount owed to Mr. Amir was $967,901 (this amount includes principal and accrued and unpaid interest on notes of $800,386, and other expense reimbursement of $167,515). On October 15, 2003, Heller rescinded its notice of Default. On December 30, 2003, Heller sold the Heller Loan to Sonata Investment Company, Ltd. (“Sonata”) The Company has entered into n Amended and Restated Loan Agreement with Sonata pursuant to which the Company will remain as operator of its oil and gas properties and will be entitled to receive operating income. The Company is also indebted to Mr. Novinskie, President, Chief Operating Officer and a Director in the amount of $125,936, consisting of $34,266 unreimbursed expenses, $71,760 in accrued and unpaid salary, and $25,000 in accrued and unpaid bonuses. The Company owed Mr. Erlich, a former officer and director of the Company, $126,938 (which amount includes principal and accrued and unpaid interest). The Company remains indebted to two individuals from whom it borrowed $50,000 in July 1998, one of whom is Mr. Amir (“July 1998 Obligations”). In each case the July 1998 Obligations are in default although none of the note holders has made a demand for payment. See Note 8 to the Financials attached.

During the Fiscal year, $1,883,612 was recorded in depletion, depreciation and amortization costs. This charge is primarily attributable to normal amortization of the Company’s Patent and technology right acquisition costs as well as its mineral properties, depletion of the Company’s oil and gas holding, and depreciation charges against fixtures and property assets

The Company believes that its relations with trade creditors are good and foresees no immediate problems in deferring payments for a short time or making other necessary arrangements to meet its obligations.

Capital Expenditures

Oil and Gas

During Fiscal 2003, the Company and/or its related entities did not participated in the drilling of any new wells. The Company, through its related entities, participated in various reworking and repair operations on wells comprising its oil and gas holdings.

Timber

Other than the payment of annual fees to maintain its concessions in Guyana and rentals on its mineral interests, the Company had no substantial capital expenditures for its Timber operations in Fiscal 2002.

Minerals

During Fiscal 2003, the Company had no capital expenditures on its mineral properties. All capital improvements made to the Company's mineral properties were conducted by contract miners.

Acquisitions:

Clean Age Minerals Incorporated

Effective, September 19, 2000, the Company acquired all the capital stock of Clean Age Minerals Incorporated, a Nevada corporation (“CAMI”), for 2,001,800 shares of Series B 8% Cumulative Convertible Preferred Stock of the Company (“Preferred Stock”). The acquisition was conducted as a Type A merger under Section 368 of the Internal Revenue Code between a newly formed subsidiary of the Company, Strategic Minerals, Inc., a Nevada corporation, and CAMI. After the merger, Strategic Minerals, Inc., the surviving corporation, changed its name to Clean Age Minerals Incorporated.

At the time of the merger, there were 20,018,000 shares of CAMI common stock (“CAMI Common Stock”) issued and outstanding, representing all of the issued and outstanding capital stock of CAMI. CAMI had no outstanding options or warrants or other types of claims or entitlements for its stock outstanding. The merger agreement provided that each shareholder of CAMI would receive one share of Preferred Stock for each ten shares of CAMI Common Stock. No fractional shares were to be issued, with any fractional shares rounded down to the next whole share of Preferred Stock.

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

At the time of the acquisition, CAMI owned three subsidiaries: CA Properties, Inc., a Nevada corporation (“CAP”); Lone Star Minerals, Inc., a Nevada corporation (“Lone Star”); and Matrix-Loc, Inc., a Texas corporation (“Matrix-Loc”).

CAP is the lessee under a Limestone Mining Lease and Agreement dated August 4, 1993 with the New Mexico and Arizona Land Company covering some 3,360 acres more or less and government lands covering 1660 acres more or less in Cibola County, New Mexico. The lease has a primary term of ten years and as long as limestone is being produced from the leased premises in paying quantities. CAP also owns a lease in Utah from the BLM covering 220 acres and containing Zeolite as well as leases in New Mexico covering some 1,360 acres for Perlite and 800 acres for Kaolin. Subsequent to the acquisition, the Perlite leases were not renewed (see prior discussions). During Fiscal 2003, the Company acquired 23 additional Federal Mining Claims covering 2,675 acres immediately adjacent to its existing Kaolin Claims in New Mexico.

Lone Star is the lessee under a lease dated November 7, 1995 covering 5, 200 acres in Presidio County Texas (“Marfa Lease”). This lease contains mainly Zeolites. The Marfa Lease has a primary term of ten years with the right of renewal for nine consecutive ten year periods. The Marfa Lease also provides for the payment of a one time royalty of $400,000 for the life of the Marfa Lease including all extensions. Lone Star also owns, in fee, a 188 acre plot adjacent to the Marfa Lease.

Matrix-Loc is the owner of United States Patent No: 5387738. This patent deals with a reagent and process for the remediation of water and contaminated soils.

This acquisition was treated as a purchase for accounting purposes.

Since the acquisition, Matrix-Loc was merged into CAMI and Lone Star was merged into CA Properties.

Daleco’s 16/6, Inc.

Effective July 7, 2001, Daleco acquired 16/6, Inc., a software development firm. At the time of its acquisition, 16/6 had applied for a patent on its I2 technology (Patent Pending No. 09/659641). The I2 technology covers the ability to extract certain text documentation from existing published documents from the Internet and micro-payments thereof. In fiscal 2003, 16/6’s patent application was denied.

Daleco acquired all of the outstanding capital stock of 16/6, Inc. in exchange for 1,000,000 shares of common stock of Daleco.

Sale of Securities:

Terra Silex Agreement:

On September 20, 2001, the Company entered into a Stock Purchase Agreement with Terra Silex Holdings, LLC (“Terra Silex”) (“Terra Silex Agreement”) pursuant to which the Company agreed to sell Terra Silex up to 1,800,000 shares of Common Stock at a price of $1.25 per share. At the time of the Terra Silex Agreement, the market price of the Company’s Common Stock was $1.05.

The Terra Silex Agreement provides for the purchase of the Common Stock in three (3) tranches. At closing, Terra Silex acquired 400,00 shares. The second tranche was to close within sixty (60) days, subject to Terra Silex’s satisfactory completion of its due diligence. The second tranche for another 400,000 shares closed on November 20, 2001. The third tranche for 1,000,000 shares was to have closed sixty (60) days after the second tranche closing, subject to Terra Silex’s continued satisfactory due diligence. On February 18, 2002, Terra Silex notified the Company that it had elected not to fund the third tranche. As a result of this election, the warrant granted to Terra Silex was capped at 250,000 shares at an exercise price of $1.25 per share. Terra Silex was also limited to the nomination of one person to the Company’s Board of Directors. Terra Silex was also granted a warrant for 500,000 shares. The term of the warrant for five (5) years at an exercise price of $1.25. Terra Silex acquired an additional 220,169 shares at a price of $0.117 pursuant to Paragraph 6.3 of the Terra Silex Agreement. Terra Silex was granted this right as a result of Cornell Capital Partners converting $300,000 of debentures issued to it under the Securities Purchase Agreement dated July 22, 2002.

SCOA SPA:

Effective, November 16, 2001, the Company entered into a Stock Purchase Agreement with Sumitomo Corporation of America (“SCOA”) (“SCOA SPA”). The SCOA SPA provided for the purchase of 640,000 shares of Company Common Stock at a price of $1.25 per share. The SCOA SPA also granted SCOA 1,700,000 warrants, at exercise prices ranging from $2.00 per share for the first 850,000 shares, $2.50 per share for the next 510,000 shares and $3.00 per share for the remaining 340,000 shares.

The SCOA SPA provides for SCOA to nominate one person to serve as a director of the Company and also to have an “observer” present at the meetings of the Board of Directors. At such time as SCOA has acquired at least 1,500,000 shares under the SPA through the exercise of its warrants plus the additional acquisition (640,000 original purchase shares plus 860,000 warrant shares) the observer shall be nominated to serve as a director of the Company.

Also on November 16, 2001, the Company entered into a Master Distribution and Marketing Agreement (“Marketing Agreement”) with SCOA. Under the Marketing Agreement, SCOA received warrants for 540,000 shares. These warrants have a five (5) year term and have an exercise price of $2.00 per share for the first 108,000 shares, $2.50 per share for the next 162,000 shares and $3.00 per share for the remaining 270,000 shares.

Cornell Capital

In July 2002, Daleco entered into the Equity Line of Credit Agreement where Daleco may, at its discretion, periodically issue and sell to Cornell Capital Partners, L.P. shares of common stock for a total purchase price of $10 million. The amount of each advance is subject to an aggregate maximum advance amount of $75,000 in any 5 trading-day period with up to 4 advances a month. Cornell Capital Partners, L.P. will purchase the shares of common stock for a 5% discount to the lowest daily weighted average price of our common stock for the 5 trading days immediately following the notice date. In addition, Cornell Capital Partners is entitled to retain 5% of each advance under the Equity Line of Credit, together with a one-time commitment fee of $390,000, which was paid by the issuance of 847,826 shares of Daleco’s common stock. Cornell Capital Partners is required to sell any shares purchased under the Equity Line of Credit at the then prevailing market price. Additionally, Westrock Advisors, Inc. was paid a fee of 21,739 shares of Daleco’s common stock, which is equal to $10,000 at a closing bid of $0.46 on July 23, 2002 for acting as the placement agent.

At the same time it entered into the Equity Line of Credit, Daleco entered into a Securities Purchase Agreement with Cornell Capital Partners, L.P. Under the Securities Purchase Agreement, Daleco issued and sold to Cornell Three Hundred Thousand Dollars ($300,000) of convertible debentures. The debentures are convertible into shares of common stock at a price equal to equal to the lesser of (a) an amount equal to one hundred twenty percent (120%) of the closing bid price of the common stock as of July 22, 2002, or (b) an amount equal to eighty percent (80%) of the average lowest three closing bid prices of the common stock for the five trading days immediately preceding the conversion date. Commencing in November 2002, Cornell Capital Partners began to convert the Debenture into stock. This conversion process was completed by January 28, 2003, at which time the entirety of the Debentures had been converted into 5,027,881 shares of Daleco’s common stock.

ITEM 7: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and schedules are included herein.

Audited Financial Statements and Supplemental Financial Information

*	Independent Auditors’ Report on Audited Consolidated Financial Statements

*	Consolidated Balance Sheets

*	Consolidated Statements of Loss

*	Consolidated Statements of Deficit

*	Consolidated Statements of Cash Flow

*	Notes to Consolidated Financial Statements

*	Auditors’ Report on Supplemental Financial Information

*	Schedule V – Property, Plant and Equipment

*	Schedule VI – Accumulated Depreciation, Depletion and Amortization of Property, Plant and Equipment

*	Schedule X – Supplementary Income Information and Individual Expense Items in Miscellaneous Expense greater than $300,000

Other Supplemental Data

*	Estimated Net Quantities of Proven Oil and Gas Reserves

*	Standardized Measure of Discounted Future Net Cash Flow from Estimated Production of Proved Oil and Gas Reserves

*	Summary of Changes in Standardized Measure of Discounted Future Net Cash Flows

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and
Stockholders of Daleco Resources Corporation

We have audited the accompanying consolidated balance sheets of Daleco Resources Corporation and subsidiaries as of September 30, 2003 and September 30, 2002, and the related consolidated statements of loss, shareholders' equity, and cash flows for each of the two years ended September 30, 2003 and 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Daleco Resources Corporation and subsidiaries as of September 30, 2003 and 2002, and the results of operations and its cash flows for each of the two years then ended September 30, 2003, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered significant recurring net losses, negative operating cash flow, and has uncertainly relative to full recoverability of its assets including Clean Age Minerals, Incorporated acquisition ($20 Million), which raise doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Jay J. Shapiro
Jay J. Shapiro, C.P.A.
A Professional Corporation

Los Angeles, California
January 12, 2004

Back to Contents
DALECO RESOURCES CORPORATION CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2003 AND 2002

	2003	2002
ASSETS
Current Assets
Cash Accounts	$428,988	$492,939
C/Ds	136,000	132,743
Account receivables	423,935	848,487
Jib Receivables	—	—
Prepaid Mineral Royalties S/T (note 5c)	270,297	240,150
Other Current Assets	4,569	5,369

Total Current Assets	$1,263,789	$1,719,688

Other Assets
Prepaid Mineral Royalties L/T (note 5c)	$265,190	$232,197
Goodwill	—	813,357
Accumulated Amortization Goodwill	—	(813,357)
Net Goodwill	—	—
Debt Placement Costs	—	584,815
Accumulated Amortization	—	(584,815)
Net Debt Placement Costs	—	—
Equity Placement Costs	—	—
Accumulated Amortization Equity Costs	—	—
Net Equity Placement	—	—
Other Assets	—	—

Total Other Assets	$265,190	$232,197

Fixed Assets
Oil and Gas Properties (note 3)	$12,607,950	$12,607,950
Accumulated DD&A	(7,307,950)	(6,307,950)
Net Oil and Gas Property	5,300,000	6,300,000
Mineral Properties (note 5)	12,609,100	12,609,100
Accumulated DD&A	(100,000)	—
Net Mineral Property	12,509,100	12,609,100
Timber Properties (note 4)	1,028,342	1,028,342
Accumulated DD&A	(1,028,342)	(1,028,342)
Net Timber Property	—	—
Technology/Patent Rights (note 6)	7,767,000	7,767,000
Accumulated DD&A	(2,166,123)	(1,399,743)
Net Tech./Patent Rights	5,600,877	6,367,257
Property, Equipment, Furniture & Fixtures	514,749	514,749
Accum. Depr (P, E, P & P)	(493,998)	(476,766)
Net (P, E, P & P)	20,751	37,983
Leasehold Improvements	—	—
Accu. Amort. (Lease Improvements)	—	—
Net Lease Improvements	—	—

Total Fixed Assets	$23,430,728	$25,314,340

Total Assets	$24,959,707	$27,266,225

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Back to Contents
DALECO RESOURCES CORPORATION CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2003 AND 2002

	2003	2002
LIABILITIES
Current Liabilities
Trade A/P	$970,347	$784,520
Notes Payable (note 7)	142,543	142,543
Note Due related Pty (note 8)	733,410	698,196
HFI Financing (note 10a)	5,154,783	5,154,783
Loans—1st Regional (note 10d)	100,000	100,000
CAMI Notes	514,881	514,661
Sonata and Standard Energy Financing (notes 7b and 10b)	—	—
Accrued Interest Expense (notes 10a and 10b)	1,786,871	1,974,261
Accrued Dividend Expense (notes 11d)	1,248,043	1,750,106
Accrued Expense Reimbursements	60,187	55,938
Accrued Salary Expense	364,351	170,595

Total Current Liabilities	$11,075,416	$11,345,823

Long Term Debt	$—	$300,000

Total Long Term Debt	$—	$300,000
Total Liabilities	$11,075,416	$11,645,823
EQUITY
Beginning Retained Earnings	$(22,421,362)	$(18,185,097)
Current Period Income/(loss)	(2,672,386)	(3,511,493)
Dividends Paid (Cash & Stock))	(10,000)	(724,772)
Add. Paid in Capital (See Note 11(d))	38,722,010	37, 836,061
Preferred Stock (note 11)	3,180	3,830
Common Stock (note 11)	262,849	201,873

Total Equity	$13,884,291	$15,620,401

Total Liabilities and Equity	$24,959,707	$27, 266,225

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Back to Contents
DALECO RESOURCES CORPORATION CONSOLIDATED STATEMENTS OF LOSS AS OF SEPTEMBER 30, 2003 AND 2002

	2003	2002
Revenue
Oil and Gas Sales	$1,476,602	$1,179,155
Net Profit Interest Receipts	—	—
Royalty Receipts	32,402	17,887
Timber Sales	45,760	—
Mineral Sales	—	—

Total Operating Income	$1,554,764	$1,197,043

Interest Income	455	—
Well Management	66,627	68,445
Ptr. Management	—	—
Other Income	20,000	—

Total Other Income	$87,082	$68,445

Total Income	$1,641,846	$1,265,487

Expenses
Lease Operating Expenses—Oil and Gas	$553,024	$836,816
Lease Operating Expenses—Timber	14,900	—
Lease Operating Expenses—Minerals	117,117	—
Net Profit Interest Expenses	—	—
Prod Tax	115,190	99,302
DD&A (includes Depreciation) (note 4)	1,883,612	1,571,941
Third Party Distributions	20,727	43,795

Total Property Expense	$2,704,570	$2, 551,854

Interest Expense	692,004	544,896
General and Administrative Expenses	594,447	861,422
Legal and Professional Expenses	313,345	359,038
Financial Advisor Fees	—	430,000
Shareholder Information	9,865	29,770
Amortization of Debt Costs	—	—
Amortization of Goodwill	—	—

Total Expenses	$4,314,232	$4,776,980

Net Income (Loss)	$(2,672,386)	$(3,511,493)

Basic and Fully Diluted Net Loss per Share (note 11(c)) (based on outstanding common stock in FY2003 of 26,284,856 vs. 20,187,738 in FY2002)	$(0.10)	$(0.17)

     SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY AS OF SEPTEMBER 30, 2003 AND 2002

	2003	2002

Common Stock Outstanding
Shares
Beginning of Period	20,187,238	4,852,574
Issued	6,097,618	15,334,664
Cancelled	0	0
End of Period	26,284,856	20,187,238
Value at Par ($.01/Share)	$262,849	$201,872
Preferred Stock Outstanding
Shares Class “A”
Beginning of Period	8,000	16,000
Issued	0	0
Converted to Common	0	8,000
Canceled	0	0
End of Period	8,000	8,000
Value at Par ($.01/Share)	$80	$80
Shares Class “B”
Beginning of Period	375,000	2,001,800
Issued	0	0
Converted to Common	(65,000)	1,626,800
Cancelled	0	0
End of Period	310,000	375,000
Value at Par ($.01/Share)	3,100	$3,750

Preferred Value at Par ($.01/Share)	$3,180	$3,830
Additional Paid in Capital
Beginning of Period	$37,836,061	$36,041,640
Equity Issuance Other	885,949	1,794,421
Equity Placements-Acq.	0	—

End of Period	$38,722,010	$37,836,061

Accumulated Retained Earnings/(Deficit)
Beginning of Period	$(22,421,352)	$(18,185,097)
Income/Loss for Year	(2,672,396)	(3,511,493)

Dividends	(10,000)	(724,772)
End of Period	$(25,103,748)	($22,421,362)
Equity
Beginning of Period	$15,620,401	$17,925,247
End of Period	$13,884,281	$15,620,401

Change in Equity for Period	$(1,736,111)	$(2,304,845)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW AS OF SEPTEMBER 30, 2003 AND 2002

	2003	2002

Operating Activities
Net income loss for the year	$(2,672,386)	$(3,511,493)
Items not affecting working capital depletion:
Change in depletion, depreciation, and amortization for period	1,883,612	1,571,941
Debt amortization	—	—
Amortization of Good Will	—	——

Sub Total :	1,883,612	1,571,941

Items affecting working capital depletion
(Increase)/Decrease in Other Assets	800	12,905
(Increase)/Decrease in pre-paid royalties	(73,140)	(62,705)
(Increase)/Decrease in account receivables	440,204	(431,468)
Increase/(Decrease) in Partnership Accrued Distributions	—	(618,656)
Increase/(Decrease) in Trade Payables	185,827
Increase/(Decrease) in other Accrued Expenses	198,005	71,859
Gain (loss) on sale of oil and gas properties	—	—

Sub Total:	751,696	(1,028,065)

Cash provided (used) by operating activities	$(37,078)	$(2,967,617)
Investing Activities
(Increase)/Decrease in subsidiary/other investments	—	—
Leasing, Acquisition and Well Costs Incurred	—	—
Cash provided from/(used for) Investing Activities	—	—

Financing Activities
Increase/(decrease) in Notes due Related Parties	$35,214	$64,707
Increase/(decrease) in Other Notes Due	(300,000)	(251,549)
Increase/(decrease) in Accrued Interest	(187,390)	(213,965)
Increase/(decrease) in accrued Dividends	(502,063)	48,417
Dividends Paid	(10,000)	(724,772)
Proceeds of Equity Issuance	940,623	1,794,421
Proceeds of Long Term Debt	—	300,000
Cash provided from/(used for) financing activities	$(23,616)	$1,017,259

Net Increase/(Decrease) in cash for period	$(60,694)	$(1,950,358)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW AS OF SEPTEMBER 30, 2003 AND 2002

	2003	2002

Increase/(Decrease) in Cash and Cash Equivalents	$(60,694)	$(1,950,358)
Cash and Cash Equivalents – Beginning of Period	625,682	$2,576,040

Cash and Cash Equivalents – End of Period Cash	$584,988	$625,682

Supplemental Information:
Income Taxes paid	$0	$0

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2003 AND 2002

1.	CONTINUED OPERATIONS

The financial statements have been prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. As of September 30, 2003, the Company has reported a loss of $ 2,672,386. The ability of the Company to meet its total liabilities of $11,075,416 and to continue as a going concern is dependent upon the availability of future funding, achieving profitable timber operations and successful development of newly acquired mineral assets. On July 24, 2002 (“Closing Date”), the Company entered into a $10,000,000 Equity Line of Credit Agreement with Cornell Capital Partners, L.P. (“CCP”). As part of the transaction, the Company issued to CCP a two year convertible debenture in a face amount of $300,000. The debenture was convertible into common stock at a price equal to the lessor of 120% of the final bid price on the Closing Date or 80% of the average lowest three closing bid prices as reported by Bloomberg of the Company’s common stock for the five trading days immediately preceding the date of the conversion. The equity line provides for the Company to draw down $75,000 per week over a three year period. The Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission which became effective on November 7, 2002. Commencing in November 2002 and concluding in January 2003, CCP converted the entire Debenture in 5,027,881 shares of common stock at an average price per share of $0.117 when including all other fees and costs associated with the issuance of the debentures and $0.06 if just the conversion price without including other fees and costs.

The Company will continue to research and entertain project specific funding commitments and other capital funding alternatives if and as they become available.

As of September 30, 2003, the Company and certain of it subsidiaries were in default of certain debt obligations (See Notes 7, 8 and 10(a) below) . The holders of these instruments are working with the Company to achieve the ultimate extinguishment of the obligations.

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

The consolidated financial statements of Daleco Resources Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles and include the accounts of Daleco and its wholly-owned subsidiaries Westlands Resources Corporation, Sustainable Forest Industries Inc., Deven Resources, Inc., Tri-Coastal Energy, L.P., Clean Age Minerals, Incorporated, CA Properties, Inc. and 16/6, Inc. The Company’s investments in oil and gas leases are accounted for using proportionate consolidation whereby the Company’s prorata share of each of the assets, liabilities, revenues and expenses of the investments are aggregated with those of the Company in its financial statements. The Companies investments in minerals are accounted for using purchase accounting methods.

DALECO RESOURCES CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2003 AND 2002

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

Costs of exploratory wells found to be dry during the year before the issuance of these financial statements are charged against earnings in that year. Costs of successful exploration wells and development wells are capitalized. All costs of development wells and successful exploration wells are charged to earnings on a unit-of-production basis based upon proved developed reserves. Where the costs of developed wells and successful exploration wells exceed projected net recoverable amounts, such wells are written down to their projected net recoverable amount. Net recoverable amount is the aggregate of estimated un-discounted future net revenues from proven reserves less estimated operating and production expenses.

Effective in the first quarter of 1997, the Company began assessing the impairment of capitalized costs of proved oil and gas properties and other long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Under this method, the Company generally assesses its oil and gas properties on a field-by-field basis utilizing its current estimate of future revenues and operating expenses. In the event net un-discounted cash flow is less than the carrying value, an impairment loss is recorded based on estimated fair value, which would consider discounted future net cash flows. SFAS 121 did not have any impact on the Company’s change in method of assessing impairment of oil and gas properties and other long-lived assets including $20,000,000 in mineral properties.

d.	Site restoration, dismantlement and abandonment costs

The salvage value of the Company’s producing wells or mining deposits are expected to exceed the cost of site restoration and abandonment. As a result, no such costs are accrued in these financial statements. The Company has not accrued any costs associated with the potential abandonment and restoration of mineral extraction mine sites to date. Since, to date, all mining and exploration of the Company’s mineral deposits is conducted by contract mining companies. The Company has not accrued any specific mine restoration costs. As the mining activity increase, the Company may accrue site restoration costs as appropriate.

e.	Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over a period of five years. The carrying value of property and equipment is impaired from time to time in addition to typical depreciation charges based on independent appraisals of the operational condition of the specific unit of property and/or equipment.

f.	Timber Rights

The Company has recorded the acquisition of timber rights at cost. The Company has completely written down the costs of the timber rights acquisition.

DALECO RESOURCES CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2003 AND 2002

g.	Mineral Acquisition

The Company has recorded the acquisition of Clean Age Minerals Incorporated and associated minerals rights at cost.

h.	Debt Issue Costs

Debt issue costs, represent those costs associated with the Heller Financial, Inc. loan (see Note 10) and were being amortized over a period of five years. The debt issuance costs had been fully amortized as of March 31, 2002. As of September 30, 2003, the Company had no further debt insurance costs. In conjunction with Sonata Investment Company, Ltd.’s acquisition of the Heller Loan and the negotiation of an Amended and Restated Loan Agreement, the Company will additional debt issuance costs reportable in the first quarter of fiscal year 2004.

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

3.	Oil and Gas and Equipment

	2003	2002

Proven lease acreage costs	$5,429,996	$5,429,996
Proven undeveloped lease acreage costs	1,745,810	1,745,840
Well costs	5,432,145	5,432,145

	$12,607,950	$12,607,950
Accumulated depletion, depreciation and amortization	$7,307,950	6,307,950

	$5,300,000	$6,300,000

(a)	Sale of Oil and Gas Properties

On September 28, 2001, effective January 1, 2001, the Company’s sponsored partnership, Developing Energy Partners I, L.P. sold all of its wells in Pennsylvania and West Virginia for $3,250,000, of which $2,234,722 was received at closing and $1,015,278 was attributed to production revenues collected between January 1, 2001 and September 28, 2001.

Since the Company, as managing general partner, was responsible for the receipt and distribution of all funds from the sales of these assets, 100% of the proceeds were tabulated as part of the gross revenues of the Company on its financial statements for the relevant periods. As indicated on those statements, net funds attributable to the limited partners of Developing Energy Partners I, L.P. were shown as both a line item, “Third Party Distributions”, and within the appropriate notes to those financial statements.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30,2003 AND 2002

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

Effective September 29, 1995, the Company entered into an agreement (“Acquisition Agreement”) to purchase 100% of the issued and outstanding shares of the Common Stock of Sustainable Forest Industries, Inc. (“Sustainable”), a privately held Delaware company, in exchange for 150,000 shares of Common Stock of the Company.

The acquisition has been accounted for by the purchase method. The purchase price of $962,500 was determined based on the fair value of the 150,000 common shares of the Company given to acquire Sustainable. The fair value of the net liabilities of Sustainable acquired was $65,842 resulting in consideration of approximately $1,028,500 which has been recorded as timber rights. To reflect adjustments for possible impairment of these assets, the Company has taken charges accumulating $1,028,500 as of September 30, 2001.

The Company has maintained its concession rights since the inception of timber operations in 1997.

5.	Mineral Properties

a.	Clean Age Minerals Incorporated. In September 2000, the Company acquired Clean Age Minerals Incorporated (“CAMI”) by way of merger with the Company’s wholly owned subsidiary, Strategic Minerals, Inc. CAMI has three (3) subsidiaries, CA Properties, Inc., Matrix-Loc, Inc. and Lone Star Minerals, Inc. (collectively “CAP”).

CAP owns or has under long-term lease: (a) 5,200 acres(±) in Marfa, Presidio County, Texas, containing high grade zeolite; (b) 5,020 acres(±) of calcium carbonate deposits located in the Oro Grande area, Cibola County, New Mexico; (c) twenty eight (28) mining claims located in Sierra County, New Mexico covering 2,675 acres(±) of kaolin; and (d) eleven (11) zeolite mining claims covering approximately 220 acres(±) located in Beaver County, Utah.

b.	Minerals and Equipment

	2003	2002

Proven undeveloped lease costs	$12,609,100	$12,609,100
Mine development costs	––	––
Accumulated depletion and Depreciation(1)	<$100,000>	––

	$12,509,100	$12,609,100

(1).	The Company has begun to amortize its mineral properties at a nominal amortization rate of $100,000 per year subject to higher adjustments per year as production increases. The Company is utilizing a modified unit of production basis in determining its amortization rates for its mineral properties.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30,2003 AND 2002

c.	Prepaid Royalties.

The Company receives a credit in the nature of “prepaid royalties” for rents paid on the Marfa Zeolite Lease, Presidio County, Texas, and a portion of the New Mexico Oro Grande Limestone Lease in Cibola County, New Mexico. During Fiscal year 2003 the Company conducted mining activities on its kaolin deposits in Sierra County, New Mexico for the purpose of testing the minerals and producing samples for sales. The Company commenced production of its New Mexico calcium carbonate properties in Fiscal Year 2003. It anticipates the commencement of the commercial production of its kaolin deposits in Fiscal Year 2004, and has commenced production of its zeolite deposit in the first quarter of Fiscal Year 2004. The Company did make limited sales of its CA Series products in Fiscal Year 2003 primarily for testing to confirm their suitability for certain applications. The Company began the commercial sales of one of its CA Series Products under the tradename “ReNuGen” in the first quarter of 2004. Testing of the Company's Kaolin was commenced in December 2002 to confirm its properties in various applications in the paper, paint and coating industries. A portion of the Prepaid royalties ($265,190) attributable to the Calcium Carbonate deposits are not anticipated to be fully recovered in Fiscal Year 2004 and are carried as Long Term Assets. The remainder of the prepaid royalties ($270,297) are anticipated to be fully used in Fiscal Year 2004 and are listed as Current Assets.

6.	Patents & Technology

As part of the acquisition of Clean Age Minerals Incorporated (See Note 5(a) above), the Company also acquired U.S. Patent No: 5387738. This patent, owned by Clean Age Minerals Incorporated (previously owned by Matrix-Loc, Inc. which was acquired by Clean Age Minerals Incorporated as a result of Matrix-Loc’s merger with Clean Age Minerals as of March 18, 2002), deals with a reagent and process for the remediation of water and contaminated soils. The Company’s subsidiary 16/6, Inc. patent application on its I2 Technology as denied by the United States Patent Office on June 13, 2003. The Company is currently reviewing its options which include but are not limited to appealing the Patent Office Examiner’s decision or proceeding with the “build-out” of the technology in a proprietary but unpatented form.

7.	Notes Payable

a.	During the year ended September 30, 1995, the Company received $1,100,000 in return for two notes payable, with the producing wells of the Company used as collateral. Interest of 10% per annum was due monthly. In fiscal 1996, the Company repaid $300,000 of the outstanding balance. In fiscal 1997, the remaining $800,000 was converted into 16,000 shares of 10% cumulative preferred stock, at $50.00 per share (“Series A Preferred Stock”). The Series A Preferred Stock was subject to a put on August 20, 1999. The holders of the Series A Preferred Stock filed a lawsuit in the Los Angeles Superior Court, California against the Company, as well as Mr. Amir and Mr. Erlich as guarantors. Mr. Amir satisfied his obligation under his guarantee and purchased one-half, or 8,000 shares of the Series A Preferred Stock, of the 16,000 shares of the Series A Preferred Stock owned by the Kanes. The Company and Mr. Erlich entered into a Stipulation for the Entry of Judgment granting the Company until August 1, 2001 in which to satisfy the put for the remaining 8,000 shares of Series A Preferred Stock plus accumulated interest. (See Litigation Note 14). Mr. Amir converted his Series A Preferred shares into 408,163 shares of Company common stock. A portion of the dividends ($32,212.97) due Mr. Amir on the Series A Preferred Stock was paid to Mr. Amir in the third quarter of fiscal 2002. (See Note 8(a)).

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30,2003 AND 2002

b.	During fiscal 1998, the Company borrowed $145,000 from four (4) persons. The debt was evidenced by Notes which matured on November 21, 1998. The Notes earned interest at 2% over the prime rate charged by the Huntingdon National Bank of Columbus, Ohio, through the maturity date, and 18% thereafter. The Note holders were also given warrants. (See Note 11(b1–Warrants). $75,000 in principal amount plus accrued interest due to Sonata Investment Company, Ltd., one of the Noteholders, (“Sonata”) was paid to Sonata on November 30, 2001. On June 7, 2002, another noteholder converted his Note in the amount of $20,000, plus accrued and unpaid interest of $13,528.17, into 49,818 shares of common stock. The debt was converted at a price of $.673 per share which represented the average of the bid and closing prices for the five day period prior to the conversion. Presently, only two of the 4 Notes each in the face amount of $25,000, of the original $145,000 remain outstanding. On August 1, 2001, the Company borrowed $42,000 from Standard Energy Company. This loan earned interest at 2% per annum. The Standard Energy Company loan was satisfied on November 30, 2001.

c.	Pursuant to Paragraph 5.1 of the Agreement and Plan of Merger by and among Clean Age Minerals Incorporated (“CAMI”) and Strategic Minerals, Inc. (“SMI”) and the Company dated September 19, 2000, obligations of CAMI to certain officers, directors and third parties were to have been satisfied by SMI or the Company within one (1) year of the merger. The indebtedness totaled (including the Martin Debt as defined in Note 8(b) below) $514,881 and was evidenced by Notes dated September 19, 2000. The Notes were due and payable on or before September 18, 2001 and provide for interest at the rate of 8% per annum. These Notes remain outstanding. As of September 30, 2003, the total amount payable on these notes is $638,469 representing principal of $514,881 and accrued but unpaid interest of $123,588.

8.	Due to (from) Related Parties

(a)	Due to (from) Amir

Mr. Amir has entered into four (4) Notes with the Company as follows:

(1) Note dated October 1, 1995, bearing interest at the rate of prime plus 3 percent in the principal amount of $91,062.00. This amount remains outstanding as of September 30, 2003.

(2) Note dated October 1, 1995 bearing interest at the rate of 7% as a result of various advances as to the Company in the principal amount of $472,134 as of September 30, 2003.

(3) Note dated July 20, 1998 in the face amount of $25,000 (See Note 7(b)) bearing interest at the rate of 2% over the prime rate charged by the Huntingdon National Bank of Columbus, Ohio, through the maturity date, November 21, 1998 and 18% thereafter.

(4) Note dated June 17, 2002 bearing interest at the rate of 7% in the principal amount of $137,000.

As of September 30, 2003, the outstanding principal and accrued but unpaid interest on the obligations listed under numbers 1 through 4 to Mr. Amir amounted to $800,386.

Mr. Amir was also entitled to a cash payment of $25,000 under his Key Man Contract on June 30, 2002. This bonus has not been paid (See Note 13(b)).

Prior to conversion of his Series A Preferred Stock into common stock, Mr. Amir was entitled to have received dividends in the amount of $91,550.72 of which $59,337.72 remains outstanding (See Note 7(a)).

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2003 AND 2002

As of September 30, 2003, the Company owed Mr. Amir $16,510 in unreimbursed business expenses and $71,667 in accrued but unpaid salary.

During 2002, the Company paid Mr. Amir $170,000 in partial payment of the accrued and unpaid interest on his notes, unreimbursed expenses and dividends attributable to the Class A Preferred Stock. These payments were reflected in the prior financial statements. Mr. Amir subsequently advanced the Company an additional $137,000 (see 8(a)(4) above).

Mr. Amir converted $10,000 of indebtedness into 71,942 shares of Common Stock as of December 3, 2002. The conversion was at the average of the closing bid and asking price for the Common Stock for the five trading days prior to the date of conversion.

As of September 30, 2003, the Company was indebted to Mr. Amir in the aggregate amount of $967,901.

(b)	By virtue of the merger of Clean Age Minerals Incorporated (“CAMI”) with Strategic Minerals, Inc. on September 19, 2000, Strategic Minerals, Inc. assumed the obligation of CAMI to Mr. Robert E. Martin in the amount of $134,811 (“Martin Debt”). The Martin Debt was to have been satisfied on or before September 18, 2001 but was not and remains outstanding. As of September 30, 2003, the Martin Debt amounts to $167,166 representing $134,811 in principal and $32,355 in accrued but unpaid interest. The Martin Debt is evidenced by a Note providing for an annual rate of interest of 8%. These amounts are included in the amounts shown for the Company’s obligation to the former officers and directors of Clean Age Minerals Incorporated. (See Note 7(c)). As of September 30, 2003, the Company owed Mr. Martin $87,501 in accrued but unpaid salary and $8,664 in accrued and unpaid reimbursable business expenses.

(c)	Novinskie Debt. Under the terms of Mr. Novinskie’s employment agreement (See Note 13(b)), Mr. Novinskie was to have received a cash bonus of $25,000 as of September 30, 2002. This bonus was not paid. As of September 30, 2003, the Company owed Mr. Novinskie $34,266 in unreimbursed expenses and $71,670 in accrued but unpaid salary and $25,000 in accrued and unpaid bonuses (as discussed previously).

Mr. Novinskie converted $10,000 of indebtedness into 71,942 shares of Common Stock as of December 3, 2002. The conversion was at the average of the closing bid and asking price for the Common Stock for the five trading days prior to the date of conversion. As of September 30, 2003, the Company was indebted to Mr. Novinskie in the aggregate amount of $125,936.

9.	Debentures

	2003	2002

8% Convertible Debentures	$30,000	$30,000

a.	8% Convertible Debentures

On September 11, 1996, the Company issued $1,310,000 worth of 8% convertible debentures with interest payable in stock only and accruing until conversion or redemptions after the term of two years. The placement agent’s fees were 10% of the gross proceeds and 12,111 warrants at $10.07 expiring November 16, 2001. The debentures may be converted after a holding period of 45 days after closing at the lessor of: (1) the fixed conversion price ($10.171875), or (2) 75% of the average closing bid price for the five trading days immediately preceding the date of conversion. As of September 30, 2003, $1,280,000 of the 8% debentures had been converted into 981,322 common shares.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2003 AND 2002

10.	Debt

Debt of the Company consists of the following:

a.	Heller Financial, Inc.

In August 1997, the Company entered into an arrangement with Heller Financial, Inc. (“Heller”) whereby Heller agreed to provide the Company with up to $15,000,000 to rework existing horizontal wells, re-complete its vertical wells as horizontal wells, and develop additional acreage. Under the terms of the agreement, all of the properties of Westlands were transferred to a newly formed limited partnership, Tri-Coastal Energy, L.P., the general partner of which is Tri-Coastal Energy, Inc., (Tri-Coastal) and the sole limited partner of which is Westlands. Westlands is also the sole shareholder of Tri-Coastal Energy, Inc. The amount outstanding (principal and accrued interest) under this arrangement as of September 30, 2003 and 2002, was $6,708,474 and $6,967,975, respectively. Interest on the borrowings is at prime plus 2%. Principal is paid out of 85% of the net cash flow from the properties. Additional interest is payable from 50% of the net cash flow from these properties after the payment of principal. In January 1999, Heller declared the loan to be in default, as a result of the pledged properties failure to generate the required interest payments. This was solely attributable to the decrease in the low worldwide prices for oil. As a result, the full amount of the Heller Loan has been reclassified as current debt. With the recovery of oil prices, the Heller Loan has come back into compliance, however, Heller has not rescinded its default notice. The obligations to Heller are non-recourse to the Company and payable solely out of the oil and properties pledged to Heller as collateral. The Heller loan expired in accordance with its terms on October 15, 2003. In the fourth quarter of Fiscal Year 2003, Heller requested and Tri-Coastal agreed to engage Madison Energy Advisors to assist in the sale of the properties pledge as collateral for the Heller Loan. Tri-Coastal agreed, at Heller’s request, to extend the term of the Heller Loan through December 31, 2003 to facilitate the sale of Tri-Coastal’s properties. The Heller Loan is non-recourse to the Company and is secured exclusively by Heller’s security interest in the properties and wells pledged as collateral for the Heller loan and the stock of Tri-Coastal Energy, L.P. the borrower. Thus, although the Company carries the Heller obligation on its books, the Company has no obligation to pay this indebtedness to the extent that the pledged collateral is insufficient to cover the outstanding obligation of Tri-Coastal Energy, L.P. to Heller.

By letter agreement dated October 15, 2003, the Company and Heller agreed to extend the termination date for the Heller loan from October 15, 2003 until January 31, 2004. On December 30, 2003, Heller sold all of its right, title and interest in and to the Heller Loan to Sonata Investment Company, Ltd. (“Sonata”). Pursuant to an Amended and Restated Loan Agreement, the Heller Loan was reduced to a three (3) year loan in the principal amount of $655,000 plus interest at the prime rates, to move, as established by the National City Bank, Columbus, Ohio plus three percent (“Sonata Loan”). The Sonata Loan will be repaid out of 85% of the net revenues from Tri-Coastal’s oil and gas properties, but in no event will the amount of interest and principal paid in any six month period be less than one-sixth of the original face amount of the Sonata Loan, less any prepayments, plus all accrued and unpaid interest. The Sonata Loan remains a non-recourse obligation, that is, it is secured solely by Tri-Coastal’s oil and gas properties pledged as collateral for the Sonata Loan. As a result of the write down of the Heller Loan amount as of October 15, 2003 of $5,154,783, to the Sonata loan, the Company will recognize a forgiveness of debt in the first quarter of fiscal 2004. See Note 16(a)

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2003 AND 2002

b.	Sonata Investment Company, LTD.

During the third quarter of fiscal 1997, Sustainable entered into a loan agreement with Sonata Investment Company, LTD. for $250,000, which remained outstanding as of December 31, 2000. Sustainable had the right to request an additional $250,000 prior to December 31, 1999, which was not exercised. The Company and Westlands were guarantors of the loan with Westland’s (now Tri-Coastal Energy, L.P.) wells being pledged as collateral, subordinated to the Heller Financing. The loan was to have been repaid out of 25% of Sustainable’s net cash flow with any remaining balance due by December 31, 1999. Interest is at 12%. In addition, Sonata received a profits participation of 25% of the net profits of Sustainable while the loan was outstanding and 20% after the loan is repaid (after payout). While the obligations were outstanding, Sonata sought and the Company agreed to grant Sonata additional collateral to secure its loan in the nature of a security interest in the Patent then owned by Matrix-Loc and the mineral leases owned by subsidiaries of CAMI. The totality of the Sonata debt, plus all accrued and unpaid interest was satisfied on November 30, 2001, and all collateral for the loan was released.

See also Note 10(a) above regarding Sonata's acquisition of the Heller Loan.

c.	First Regional Bank

In September 1998, the Company assumed a $100,000 loan with First Regional Bank when it acquired Haly Corporation. Interest is at 6.9% and the loan matures December 12, 2003. The loan is secured by personal assets of Dov Amir an officer and Director of the Company.

11.	Capital Stock

			NUMBER OF
			SERIES B
		NUMBER OF SERIES	PREFERRED
	NUMBER OF COMMON	A PREFERRED	SHARES PAR
	SHARES, PAR VALUE	SHARES PAR VALUE	VALUE $0.01
	$0.01 PER SHARE	$0.01 PER SHARE (1)	PER SHARE (1)

Balance as of September 30, 2002	20,187,238	8,000	375,000

Issuance to Harris Lyons(2)	7032
Issuance to Cornell Capital Partners, L.P.	5,027,882
Issued to Mr. Pryor(2)	3,563
Issued to Mr. Novinskie and Mr. Amir(3))	143,884
Issued to Mr. Trainor in exchange for debt(4)	395,257
Conversion of CAMI Stock(5)	520,000		<65,000>

Ending Balance as of September 30, 2003	26,284,856	8,000	310,000

(1)	On February 28, 2002, the Shareholders approved an amendment to the Articles of Incorporation of the Company, providing for an increase in the authorized common stock of the Company from 20,000,000 shares to 50,000,000 shares of Common Stock. The Shareholders also approved the change of the Company’s state of incorporation from Delaware to Nevada. This was effected through the merger of Daleco Resources Corporation, a Delaware corporation (“Old Daleco”) with and into Daleco Resources Corporation of Nevada, a Nevada corporation (“New Daleco”). The merger was consummated as of March 26, 2002. The Articles of Incorporation of New Daleco provide for authorized capital stock of 50,000,000 shares of common stock, par value $0.01 and 20,000,000 shares of preferred stock, par value $0.01.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2003 AND 2002

(2)	As of February 28, 2003, Mr. Pryor, a director of the Company, converted $450.75 of debt owed to him by the Company into 3,563 shares of common stock. Mr. Lyons acepted 7,032 shares in full satisfaction of the Company's obligation to his printing company

(3)	On December 3, 2002, each of Mr. Amir and Mr. Novinskie converted $10,000 of debt owed to them by the Company into 71,942 shares of common stock for (143,884 in the aggregate) (See Notes 8(a) and 8(c)).

(4)	On January 28, 2003, the Company converted $30,000 of debt owed to Mr. Trainor, counsel to the Company, into 395,257 shares of Common Stock.

(5)	During Fiscal Year 2003, the holders of Series B Preferred Stock converted 65,000 shares of Preferred Stock for 520,000 shares of Common Stock. The stock was converted at the price of $1.25 per share of Common Stock. The Series B Perferred Stock has a face value of $10.00 per share. Thus, the conversion is computed as 65,000 x $10.00 /$1.25=520,000

[6]	During Fiscal 2003, the Company issued share of it common stock in-lieu of monetary payments to certain third party venders, directors, attorneys and/or employees of the Company for services, debt and/or products provided. In accordance with procedures established SFAS 123, the Company values the stock consideration paid for all such market priced services, debt and/or products at the fair market value of the security issued at the time of its issuance. The Company has followed the practice of utilizing the average of the bid and offer closing prices for its stock for the five business days immediately preceding the issuance date as a measure of the fair market value of its securities

a.	Common Stock Options
	September 30, 2003	September 30, 2002

Outstanding and Exercisable (3) at beginning of period	5,610,000	6,110,000
Canceled	(110,000)	(414,384)
Granted	—	—
Reclassified	(—)	(85,616)
Exercised	(—)	—

Outstanding and Exercisable (2) at end of period	5,500,000	5,610,000

(1)	These shares were reclassified as a grant under the Key Man Contracts with Mr. Amir and Mr. Novinskie. Previously they were included as options. The exact amount of the grant was not determinable until June 30, 2002 when the exercise price of the $25,000 portion of the $50,000 Key Man Contract bonus was to be paid to Mr. Novinskie and Mr. Amir in common stock.

(2)	Of the 5,500,000 options outstanding, 4,050,000 are held by current officers, directors and employees of the Company. The exercise price for the options held by insiders range from $0.25 per share to $1.08 per share. On November 12, 2002, 110,000 options awarded under the Company’s Non-Qualified Stock Plan expired. These options had an exercise price of $2.19 per share.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2003 AND 2002

On November 16, 2001, the Company entered into Key Man Employment Contracts with Mr. Dov Amir, Chairman of the Board of Directors and Chief Executive Officer of the Company, Mr. Gary J. Novinskie, President and Chief Operating Officer of the Company, and Mr. Robert E. Martin, a Director of the Company and President of Clean Age Minerals Incorporated (previously Strategic Minerals, Inc., see merger discussion). Under the employment agreements (see Note 13 below), Messrs. Amir and Novinskie were granted options for 500,000 shares of common stock and Mr. Martin was granted options for 1,000,000 shares of common stock. All these options expire on the third anniversary of the vesting of the options or two years after the key man ceases to be an employee of the Company. The exercise price for Mr. Martin’s options are priced at $1.08 per share, 90% of the average closing price for the common stock for the five business days prior to October 1, 2001. The exercise price for Messrs. Amir’s and Novinskie’s options is 90% of the average closing price for the common stock at the close of business for the five trading days immediately preceding June 30, 2002. The exercise price was determined to be $0.526 per share Mr. Amir and Mr. Novinskie received a signing bonus under the Key Man Contracts of $50,000, $25,000 of which is to be paid in common stock on or before June 30, 2002, at a price equal to the average closing price for the common stock for the five business days preceding the date of issuance. Mr. Amir and Mr. Novinskie were each awarded 42,808 shares under this grant.

On September 11, 2000 the Board of Directors of the Company granted options for 3,500,000 shares of common stock to three directors, one officer and an employee of the Company. Messrs. Amir and Novinskie officers and directors of the Company, were each awarded options for 1,000,000 shares. Ms. Spencer, the Secretary of the Company, was granted an option for 250,000 shares and an employee, Mr. Payne, the Controller, was awarded an option for 250,000. Mr. Trainor, a director at the time of the grant and general counsel to the Company, was awarded options for 1,000,000. Mr. Trainor’s options were transferred to his law firm in accordance with his firm's policies. The 3,500,000 options are exercisable at a price of $.25 per share which was above the fair market value of the Company’s stock at the time of issue. The options were granted for service and dedication to the Company to the recipients who while not being currently paid or paid at a wage scale substantially below market continued to work for the benefit of the Company and the shareholders. These options vested upon their grant.

(3)	The Company accounts for all stock-based compensation (options) in accordance with the Financial Accounting Standard Boards Statement of Financial Accounting Standards No. 123 (SFAS 123). SFAS 123 permits the Company’s use of the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25. Under SFAS 123, the fair value of stock options and compensation costs are measured as of the grant date.

b.	Common Stock Warrants

Common Stock warrants outstanding at September 30, 2003, consist of the following(1):

	Price Per
Issuance	Expiration Date	Amount (1)	Share

Financing Sources (2)	August 1, 2004 to November 20, 2005	699,579	$0.55 to $1.05
Terra Silex Warrant (3)	December 31, 2006	250,000	$1.25
SCOA Warrants (4)	November 15, 2006	2,240,000	$2.00 to $3.00

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2003 AND 2002

(1)	Common Stock Warrants Attached to Debenture

In connection with the issuance of the 8% convertible debentures in September 1996; a number of warrants were granted to the holders of the debentures, the agents, and subagents who placed the debentures.

On June 8, 2002, warrants for 65,500 shares with an exercise price of $10.81 per share expired. Those warrants were issued as part of the Company’s issuance of 8% convertible debentures in 1996. With the expiration of these warrants, no warrants remain outstanding from the issuance of the 8% convertible debentures.

(2)	Financing Sources

On July 21, 1998, a total of 263,638 warrants expiring on November 20, 2003 were granted to four persons who loaned the Company a total of $145,000 in July 1998. (See Note 7b). The expiration dated for these warrants was extended from November 20, 2003 to November 20, 2005 in Fiscal Year 2000. The warrants may be exercised at any time before the expiration date at an exercise price of $0.55. On August 9, 2001, the expiration date for a total of 25,000 warrants was extend to August 10, 2002 for warrants previously granted (August 26,1997) to Kane interests as consideration for extending the time period on the redemption of their remaining Class “A” Preferred Shares. The exercise price of the “Kane Warrants” at any time before the expiration date is $2.50.

On November 28, 2001, a total of 435,941 warrants to purchase common stock were granted to Sonata Investment Ltd. (warrants for 395,273 shares of common stock (“Sonata Warrant”)) and Standard Energy (warrants for 40,668 shares of common stock (“Standard Warrant”)) as consideration for entering into the Loan Conversion Agreement dated August 1, 2001. The Loan Conversion Agreement extended the date by which the Company had to satisfy its obligations to both Sonata Investment Company, Ltd. (“Sonata”) (See Note 10(b)) and Standard Energy Company (“Standard”) and granted both Sonata and Standard the right to convert the debt into common stock of the Company at such time as the Company advised Sonata and Standard of its intent to satisfy the Company’s obligations to one or both entities. Sonata and Standard are affiliated entities. The exercise price was fixed at $1.05. The Sonata and Standard Warrants were to have expired August 1, 2002. However, the Company agreed to extend the termination date of the Sonata and Standard Warrants until July 31, 2004 in exchange for Sonata’s relinquishing its twenty percent (20%) interest in the net profits of the Company’s subsidiary Sustainable Forest Industries, Inc. (See Note 10(b)) These extensions have resulted in a $100,000 charge to the statement of loss in Fiscal Year 2002.

(3)	Terra Silex Warrant

Under a Stock Purchase Agreement dated September 11, 2001 by and among the Company and Terra Silex Holding, LLC, Terra Silex was granted a warrant for 250,000 shares (“Terra Silex Warrant”) at an exercise price of $1.25 The Terra Silex Warrant expires on December 31, 2006.

(4)	Sumitomo Warrants

Under a Stock Purchase Agreement by and among Sumitomo Corporation of America (“SCOA”) and the Company dated as of November 16, 2001, SCOA was granted warrants for 1,700,000 shares of common stock with a five (5) year term at exercise prices ranging from $2.00 per share for the first 850,000 shares, $2.50 per share for the next 510,000 shares and $3.00 per share for the remaining 340,000 shares. The Company and SCOA also entered into a Master Distribution and Marketing Agreement dated as of November 16, 2001 under which SCOA was granted warrants for 540,000 shares. These warrants have a five (5) year term and have an exercise price of $2.00 per share for the first 108,000 shares, $2.50 pen share for the next 162,000 shares and $3.00 per share for the remaining 270,000 shares.

DALECO RESOURCES CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2003 AND 2002

	c.	Net Income Per Share

Net income per share (primary basis) was calculated on the primary basis of the weighted average number of common shares outstanding which amounted to 26,284,856 for the period ended September 30, 2003 (2002 – 20,187,238). For the periods ending September 30, 2003 and 2002, the exercise of the options and warrants outstanding as at yea- end did not have a dilutive effect on the net income per share.

	d.	Payment of Accrued Dividends

There were no payments either in cash or common stock of accrued dividends attributable to the 8% Cumulative Convertible Preferred Stock issued in the acquisition of CAMI (“CAMI Preferred”) upon the conversion of shares of the CAMI Preferred Stock to Common Stock commencing October, 2002 through September 30, 2003. See also Note 14(b), regarding payment of accrued dividends on the Series A Preferred Stock held by the Kanes through September 30, 2003.

12.	Income Taxes

The Company has no current and deferred taxes payable. The Company and its subsidiary have significant tax losses to be applied against future income. The subsidiary Company’s tax filings show net operating losses to be applied against future taxable income in the amount of approximately $27.2 million to be utilized in various years through 2009. The tax benefit of these losses is estimated to be approximately $10 million. No potential benefit of these losses has been recognized in the accounts.

13.	Employment Contracts and Commitments

a.	In connection with the acquisition of Sustainable and under a Management Agreement dated April 17, 1995, the Company agreed to engage two key officers for a period of seven years ending April 17, 2002. The two key officers were entitled to a base salary of $75,000 plus additional incentive payments each based upon a percentage of net income of Sustainable. At the time of termination for any reason, the key officers are entitled to a severance payment equal to the total of the annual base salary plus additional annual incentive payments he is then receiving multiplied by the remaining years, or portions thereof, of the contract period. During fiscal 1997, the Company reached a settlement with one of the officers in the total amount of $60,000 to be paid at $5,000 per month through February 1998. The one remaining SFI employment contract expired in accordance with its terms on April 17, 2002 and was not renewed. The Company retains the services of the employee. As of June 30, 2002, Mr. Novinskie and Mr. Amir’s employment contracts provided for bonuses of $50,000 each to be paid one-half in common stock and one-half in cash. The price of the stock to be issued was determined by taking the closing average of the bid and asked price for the Company’s stock for the five (5) trading days preceding June 30, 2002. (See Note 13(b) below).

b.	On November 16, 2001, the Company entered into a Stock Purchase Agreement with SCOA (“SCOA SPA”). As a condition to the closing of the SCOA SPA, SCOA required that the Company enter into Key Man Employment Contracts (“Key Man Contracts”) with Messrs. Robert E. Martin, Gary J. Novinskie and Dov Amir. The Key Man Contracts are for an initial three (3) year term. The Key Man Contracts provide for acceleration of the vesting of incentive options should the Key Man be terminated prior to the expiration of the term of the Key Man Contracts. Each of Messrs Novinskie and Amir are granted options for 500,000 shares of Company Common Stock while Mr. Martin was granted options for 1,000,000 shares of Common Stock. There are like provisions for the acceleration of the salary due each employee over the life of the Contract. (See Note 11a.) The Key Man Contract also provided for a bonus to Messrs. Novinskie and Amir of $50,000 to be paid one-half in cash and one-half in stock. (See Note 13(a) above). Mr. Novinskie’s cash bonus has not been paid. Mr. Amir’s bonus was debted against an advance given to Mr. Amir in the third quarter. (See Note 8.) Under Mr. Martin’s Key Man Contract, he was granted a salary of $50,000 for the six month period April 1, 2002 through September 30, 2002 ($8,333.34 per month), and $100,000 per year for the remaining two (2)years of his Key Man Contract. In accordance with his contract, the Company commenced paying Mr. Martin’s salary as of April 1, 2002.

DALECO RESOURCES CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2003 AND 2002

14.	Litigation Settlement and Pending Litigation

a.	Southland Drilling Company, a Division of Triad Drilling Company v. Westlands Resources Corporation. Daleco Resources Corporation and Tri-Coastal Energy. L.P., Cause No. 98-34542, In the 270th Judicial District Court of Harris County, Texas. On or about July 21, 1998, Southland Drilling Company (“Southland”) commenced a lawsuit against the Company and its subsidiaries Westlands and Tri-Coastal. The lawsuit sought to recover the amount of $260,577.66 allegedly due and owing for work performed on the DRC GA #3 Well and the DRC VI #1 Well, Burleson County, Texas. The Company settled this matter by the filing of a Joint Motion for Entry of Agreed Judgment on December 1, 2000. Under the terms of the agreement, the Company was obligated to pay Southland $300,000 (“Settlement Amount”) and gave a judgment note in that amount to Southland. As part of the Terra Silex Agreement, Terra Silex acquired the Southland Judgment from Southland and filed a release and satisfaction of the Southland Judgment.

b.	Kane v. Daleco Resources Corp., et. al. On or about January 14, 2000, Stanley B. Kane, et. al. commenced an action in the Superior Court, Los Angeles, California to enforce their right to have the Company repurchase 16,000 shares (stated value $50,000 purchase) of Series A, 10% Cumulative Preferred Stock. The Plaintiffs had the right to put the stock to the Company on August 20, 1999, which they did. Although the Company continued to pay quarterly interest on the Series A Preferred Stock, it did not redeem the shares due to its lack of liquidity. Also named in the suit were Messrs. Dov Amir (a current officer and director of the Company) and Mr. Louis Erlich (who was an officer and director of the Company at the time of the issuance of the Series A Preferred Stock) who had given personal guaranties to the Plaintiffs.

Mr. Amir satisfied his obligation under his guaranty to purchase one-half on 8,000 shares from the Plaintiffs. The Company entered into Stipulation for the Entry of Final Judgment and Judgment thereon as to Daleco Resources Corporation, pursuant to which the Company shall have until August 1, 2001 in which to redeem the remaining 8,000 shares for $400,000 plus accrued interest through the date of settlement at a rate of ten percent (10%) per annum. The Kanes have been granting the Company an extension of the August 1, 2001 date on a month to month basis. On December 7, 2001, the Company paid the Kanes $90,000 representing all accrued and unpaid dividends on the Series A Preferred Stock through December 31, 2001. The Company has paid all dividends due and payable to the Kanes for periods through the fiscal quarter ending March 31, 2003. Payments for the quarters ending June 30, 2003 and September 30, 2003, in the amount of $30,000, are still outstanding.

Mr. Erlich has filed a Cross Complaint against the Company for payment of his obligation under his guarantee.

DALECO RESOURCES CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2003 AND 2002

15.	Acquisitions

Clean Age Minerals Incorporated

CAMI, a Nevada corporation, was acquired by the Company through a merger with the Company’s newly formed subsidiary, Strategic Minerals, Inc., a Nevada corporation, on September 19, 2000 Strategic Minerals, Inc. was the surviving corporation which subsequently changed its name to Clean Age Minerals Incorporated. The Shareholders of CAMI received 2,001,800 shares of Daleco Resources Corporation Series B, 8% Cumulative Convertible Preferred Stock, stated value $10.00, par value $.01, in exchange for 20,018,000 shares of CAMI Common Stock constituting all of the capital stock of CAMI. CAMI, through its subsidiaries CAP and Lone Star owns in fee and leasehold interests in non-metallic minerals in the States of Texas, New Mexico and Utah. The Company does not presently mine its minerals. Additionally, the Company acquired, as part of the merger, a patented process utilizing many of the minerals owned or under lease to the Company, for the cleansing and decontamination of water and soils.

Daleco’s 16/6, Inc.

Effective July 7, 2001, Daleco acquired 16/6, Inc., a software development firm. The I2 technology covers the ability to extract certain text documentation from existing published documents from the Internet and micro-payments thereof.

Daleco acquired all of the outstanding capital stock of 16/6, Inc. in exchange for 1,000,000 shares of common stock of Daleco.

16.	Subsequent Events:

(a) Heller Note Acquisition. Based on the disposition of the Heller Loan as discussed in Note 10(a) above, the pro-forma condensed balance sheet of the Company after such transaction, which was finalized on December 30, 2003, would reflect:

Current assets	$1,236,789
Other assets	265,190
Fixed assets	23,430,728

Total	24,959,707

Current liabilities	4,366,942
Long Term Debt	655,000
Equity	19,937,765

Total liabilities and equity	24,959,707

(b) The Heller transaction (see Note 10(a) will not trigger the anti-dilution provisions of the Terr Silex Agreement. Under the Terra Silex Agreement, Terra Silex has the right to purchase additional shares if the Company sells 500,000 or more shares in a transaction. Since the Heller acquisition did not result in the issuance (sale) of more than 500,000 shares of the Company's common stock, assuming that the warrants issued as part of that transaction were immediately exercised, the antidilution provisions of the Terra Silex Agreement would not be applicable.

REPORT OF INDEPENDENT AUDITORS-SUPPLEMENTAL FINANCIAL INFORMATION

To the Board of Directors and
Stockholders of Daleco Resources Corporation

Our reports to the Board of Directors and Stockholders of Daleco Resources Corporation and subsidiaries dated January 12, 2004 and December 23, 2002, relating to the consolidated basic financial statements of Daleco Resources Corporation and subsidiaries appears on page 42. Those audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The information on pages 65 through 70 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and in our opinion, is fairly stated in all material respect in relation to the basic financial statements taken as a whole.

In our opinion, such financial statement schedules present fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered significant recurring net losses, negative operating cash flow, and has uncertainty relative to full recoverability of assets including Clean Age Minerals Incorporated ($20 Million, Terra Silex Holdings, LLC Stock Purchase Agreement, and the Stock Purchase Agreement and Master Distribution and Marketing Agreement with Sumitomo Corporation of America which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1 to the financial statements. The financial statements and this financial information do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Jay J. Shapiro
Jay J. Shapiro, CPA
A Professional Corporation

Los Angeles, California
January 12, 2004

DALECO RESOURCES CORPORATION
SCHEDULE V – PROPERTY, PLANT AND EQUIPMENT YEAR ENDED SEPTEMBER 30, 2003 (EXPRESSED IN THOUSANDS)

	YEAR ENDED SEPTEMBER 30

	2003	2002

COST
Proven Lease Acreage
Balance – Beginning of year	5,430	5,430
Additions	0	—
Disposal	0	—

Balance – End Of Year	5,430	5,430

Proven Undeveloped Lease Acreage
Balance – Beginning of Year	1,746	1,746
Additions	0	—
Disposal	0	—

Balance – End of Year	1,746	1,746

Well Costs
Balance Beginning of Year	5,432	5,432
Additions	0	—
Disposal	0	—

Balance – End of Year	5,432	5,432

TOTAL COST [1]	$12,608	$12,608

1

Reflects cost of residual oil and gas assets held at year end. The carrying value of the Company’s share of the properties divested by its subsidiary were written off in prior periods. The value of the Oklahoma properties sold in July 2002, were previously fully written off. As such, there sale does not affect the residual costs of the oil and gas assets held on September 30, 2003.

DALECO RESOURCES CORPORATION
SCHEDULE VI – ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT YEAR ENDED SEPTEMBER 30, 2003 (EXPRESSED IN THOUSANDS)

	YEAR ENDED SEPTEMBER 30

	2003	2002

ACCUMULATED DEPRECIATION AND DEPLETION
Prove Lease Acreage
Balance – Beginning of Year	3,465	3,093
Charge for the Year	548	372
Disposal	—	—

Balance – End of Year	4,013	3,465

Proven Undeveloped Lease Acreage
Balance Beginning of Year	849	751
Charge for Year	134	95
Disposal	—	—

Balance – End of Year	983	846

Well Costs
Balance – Beginning of Year	1,997	1,964
Charge for Year	315	33
Disposal	—	—

Balance – End of Year	2,312	1,997

TOTAL DEPRECIATION, DEPLETION AND AMORTIZATION	$7,308	$6,308

DALECO RESOURCES CORPORATION
SCHEDULE X – SUPPLEMENTARY INCOME INFORMATION AND INDIVIDUAL EXPENSE ITEMS IN MISCELLANEOUS EXPENSE GREATER THAN $300,000

This schedule has been omitted as the information is furnished in the income statement included with the consolidated financial statements.

DALECO RESOURCES CORPORATION
SUPPLEMENTARY INFORMATION (UNAUDITED)
AS AT SEPTEMBER 30, 2003 AND 2002

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

The following table shows the changes in the Company’s proved oil and gas reserves for the year.

	2003		2002

	CRUDE OIL AND CONDENSATE (BARRELS)	NATURAL GAS (MMCF)	CRUDE OIL AND CONDENSATE (BARRELS)	NATURAL GAS (MMCF)

Proven Developed and Undeveloped Reserves
Balance – Beginning of Year	641,915	3,907	642,798	3,974
Acquisition of Reserves	—	—	—	—
Disposition of Reserves	—	—	—	—
Revision of Previous Estimates	(293,013)	(1,067)	25,876	100
Production for Year	(17,951)	(160)	(26,759)	(167)
Balance – End of Year	330,553	2,680	641,915	3,907

Proved Developed Reserves as at September 30	39,248	458	59,133	481

1	The 11 Oklahoma wells sold in July 2002 had no economic value, and as such no reserves allocated to them.

Measure of Discounted Future Net Cash Flow From Estimated Production Proved Oil and Gas Reserves Standardized

The standardized measure of discounted future net cash flows from estimated production of proven oil and gas reserves after income taxes is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 69, “Disclosures about Oil and Gas Producing Activities” (SFAS No. 69). In computing this data assumptions other than those mandated by SFAS No. 69 could produce substantially different results. The company cautions against viewing this information as a forecast of future economic conditions or revenues.

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

STANDARDIZED MEASURE OF DISCOUNTED NET CASH INFLOWS AS AT SEPTEMBER 30, 2003 AND 2002.

	2003	2002

Future cash inflows	22,266,600	28,409,000
Future production costs	5,238,000	5,615,500
Future development costs	5,504,900	9,028,000
Future income tax expense*	—	—

Subtotal	11,523,700	13,765,500
Discount factor at 10%	4,251,400	5,231,900

Standardized Measure of Future Net Cash Flows	7,272,300	8,533,600

*	The Company presently has approximately $27 million of loss carry forwards. Based on these carry forwards no future taxes payable have been included in the determination of future new cash inflows. Future head office general and administrative expenses have been excluded from the cash flows.

Summary of Changes in Standardized Measure of Discounted Future Net Cash Flows.

	2003	2002

Balance – Beginning of Year	8,533,600	9,322,351
Increase (decrease) in future net cash flows:
Sales for the year net of related costs	(808,388)	(2,43,037)
Revisions to estimates of proved reserves	(452,912)	(545,714)
Acquisition of Reserves	—	—
Extensions and discoveries net of related costs:	—	—
Sales of reserves in place(1)	—	—

Balance – End of Year	$7,272,300	$8,533,600

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEMS INCLUDED IN PART III OTHER THAN ITEMS 12 AND 14 BELOW ARE CONTAINED IN THE COMPANY’S PROXY STATEMENT AND INCORPORATED HEREIN BY REFERENCE.

ITEM 12      EXHIBITS AND REPORTS ON FORM 10-KSB

(A)	The following exhibits are filed as part of this report:

EXHIBIT NUMBER AND DESCRIPTION

Exhibit No.	Description	Location

2.1	Agreement and Plan of Merger dated as of July 7, 2001, by and among Daleco Resources Corporation, DROC Acquisition, Inc. and 16/6, Inc. Thomas Smith	Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form SB-2 as filed with the SEC on September 3, 2002

3.1	Memorandum of Incorporation of United Westlands Resources, Ltd. dated April 20, 1982	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996, as filed with the SEC on January 14, 1997

3.2	Articles of United Westlands Resources, Ltd.	Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996, as filed with the SEC on January 14, 1997

3.3	Certified Special Resolution and Altered Memorandum of Daleco Resources Corporation filed May 2, 1986	Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996, as filed with the SEC on January 14, 1997

3.4	Articles of Continuance of Daleco Resources Corporation filed July 15, 1986	Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996, as filed with the SEC on January 14, 1997

3.5	Articles of Incorporation of Daleco Resources Corporation	Incorporated by reference to the Company’s Registration Statement on Form S-8 as filed with the SEC on March 18, 1997

Exhibit No.	Description	Location

3.6	Registrant’s domestication in the State of Delaware effective September 30, 1996	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997, as filed with the SEC on December 30, 1997

10.1	Asset Purchase Agreement by and among Company, Westlands Resources Corporation and CMW Oil Company et al. dated May 28, 1992	Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996 as filed with the SEC on January 14, 1997

10.2	Amendment of Asset Purchase Agreement	Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996 as filed with the SEC on January 14, 1997

10.3	Second Amendment of Asset Purchase Agreement	Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996, as filed with the SEC on January 14, 1997

10.4	Acquisition Agreement by and among the Company, Joseph A. Nicolosi, Jr. and John W. Ryan and the shareholders of Sustainable Forest Industries, Inc. dated April 15, 1995	Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996, as filed with the SEC on January 14, 1997

10.5	Acquisition Agreement by and between the Company and Deven Resources, Inc. effective October 1, 1996	Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996, as filed with the SEC on January 14, 1997

10.6	Drilling Bid Proposal and Footage Drilling Contract dated January 8, 1993 between Westlands Resources Corporation and Questor Drilling Corp.	Incorporated by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996, as filed with the SEC on January 14, 1997

10.7	Form F-X, Appointment of Agent for Service of Process and Undertaking	Incorporated by reference to Exhibit 5.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996, as filed with the SEC on January 14, 1997

Exhibit No.	Description	Location

10.8	Agreement by and between Daleco Resources Corporation and Wall Street Equities, Inc. dated October 31, 1996	Incorporated by reference to Exhibit 4(b) to the Company’s Registration Statement on Form S-8 as filed with the SEC on March 18, 1997

10.9	Agreement by and between Daleco Resources Corporation and Atwood Capital Corporation dated March 12, 1997	Incorporated by reference to Exhibit 4(c) to the Company’s Registration Statement on Form S-8 as filed with the SEC on March 18, 1997

10.10	Letter dated February 15, 1996 between Daleco Resources Corporation and John Conti as amended by letter dated April 21, 1997	Incorporated by reference to Exhibit 4(d) to the Company’s Registration Statement on Form S-8 as filed with the SEC on May 22, 1997

10.11	Acquisition Agreement by and between Registrant and Haly Corporation dated September 29, 1997	Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997, as filed with the SEC on December 30, 1997

10.12	Letter of Intent dated July 23, 2001, by and between Terra Silex Holdings, LLC and the Daleco Resources Corporation	Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form SB-2 as filed with the SEC on September 3, 2002

10.13	Stock Purchase Agreement dated September 20, 2001 by and between Terra Silex Holdings Ltd. Co. and Daleco Resources Corporation	Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form SB-2 as filed with the SEC on September 3, 2002

10.14	Warrant Agreement between Terra Silex Holdings Ltd. Co. and Daleco Resources Corporation	Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form SB-2 as filed with the SEC on September 3, 2002

10.15	Registration Rights Agreement dated September 20, 2001	Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form SB-2 as filed with the SEC on September 3, 2002

10.16	Stock Purchase Agreement by and between Sumitomo corporation of America and Daleco Resources Corporation	Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form SB-2 as filed with the SEC on September 3, 2002

10.17	Warrant to Purchase Common Stock of Daleco Resources Corporation	Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form SB-2 as filed with the SEC on September 3, 2002

Exhibit No.	Description	Location

10.18	Warrant to Purchase Common Stock of Daleco Resources Corporation	Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form SB-2 as filed with the SEC on September 3, 2002

10.19	Registration Rights Agreement by and between Daleco Resources Corporation and Sumitomo Corporation of America	Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form SB-2 as filed with the SEC on September 3, 2002

10.20	Master Distribution and Marketing Agreement between Sumitomo Corporation of America and Daleco Resources Corporation	Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2001 as filed with the SEC on January 25, 2002

10.21	Employment Agreement, dated November 16, 2001, between the Registrant and Dov Amir	Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form SB-2 as filed with the SEC on September 3, 2002

10.22	Employment Agreement, dated November 16, 2001, between the Registrant and Gary Novinskie	Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form SB-2 as filed with the SEC on September 3, 2002

10.23	Time Note, dated February 1, 2000, between the Registrant and Louis Erlich	Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form SB-2 as filed with the SEC on September 3, 2002

10.24	Stock Purchase Agreement, dated November 16, 2001, between the Registrant and Sumitomo Corporation of America	Incorporated by reference to Exhibit 10.8 of Form 10-KSB filed with the SEC on January 25, 2002

10.25	Equity Line of Credit Agreement, dated July 23, 2002, between the Registrant and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form SB-2 as filed with the SEC on September 3, 2002

10.26	Registration Rights Agreement, dated July 23, 2002, between the Registrant and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form SB-2 as filed with the SEC on September 3, 2002

10.27	Escrow Agreement, dated July 23, 2002, among the Registrant, Cornell Capital Partners, LP, Butler Gonzalez LLP, and Wachovia, N.A.	Incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form SB-2 as filed with the SEC on September 3, 2002

Exhibit No.	Description	Location

10.28	Placement Agent Agreement, dated July 23, 2002, between the Registrant and Westrock Advisors, Inc.	Incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form SB-2 as filed with the SEC on September 3, 2002

10.29	Securities Purchase Agreement, dated July 23, 2002, between the Registrant and the Buyers	Incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form SB-2 as filed with the SEC on September 3, 2002

10.30	Registration Rights Agreement, dated July 23, 2002, between the Registrant and the Buyers	Incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form SB-2 as filed with the SEC on September 3, 2002

10.31	Debenture, dated July 23, 2002, between the Registrant and Cornell Capital Partners LP	Incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form SB-2 as filed with the SEC on September 3, 2002

10.32	Escrow Agreement, dated July 23, 2002, among the Registrant, the Buyers, and Wachovia, N.A.	Incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form SB-2 as filed with the SEC on September 3, 2002

10.33	Transfer Agent Instructions, dated July 23, 2002, among the Registrant, Cornell Capital Partners, LP, and Stock Trans, Inc.	Incorporated by reference to Exhibit 10.33 to the Company’s Registration Statement on Form SB-2 as filed with the SEC on September 3, 2002

10.34	Key Man Contract effective October 1, 2001, by and between Daleco Resources Corporation, Subsidiaries and Robert E. Martin	Incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement on Form SB-2 as filed with the SEC on September 3, 2002

10.35	Registration Rights Agreement dated July 7, 2001, by and among Daleco Resources Corporation and the Shareholders of 16/6, Inc.	Incorporated by reference to Exhibit 10.35 to the Company’s Registration Statement on Form SB-2 as filed with the SEC on September 3, 2002

16	Letter on Change in Certifying Accountant	Incorporated by reference to Exhibit 16 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998, as filed with the SEC on May 18, 1999

21	Subsidiaries of Issuer	Incorporated by reference to Exhibit 22 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996, as filed with the SEC on January 14, 1997

Exhibit No.	Description	Location

228%	Westlands Resources Corporation, Nevada Sustainable Forest Industries, Inc., Delaware	Incorporated by reference to Exhibit 22.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996, as filed with the SEC on January 14, 1997

Item 14.      CONTROLS AND PROCEDURES

Based on the performance of the Company over the past ninety (90) days, Management believes that its existing disclosure controls and procedures are adequate.

The Company currently consults with its Directors and/or Executive Committee of the Board of Directors and outside counsel regarding all potential disclosures before making any disclosure to third parties. The Company has not changed its internal controls. Since the Company only has six (6) employees, the Company’s internal controls are easily implemented and overseen.

SIGNATURES

In accordance with Section 13 or 125(d) of the exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DALECO RESOURCES CORPORATION

Dated: January 12, 2004	By:	/s/ Gary J. Novinskie

Gary J. Novinskie, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: January 12, 2004	By:	/s/ Gary J. Novinskie

Gary J. Novinskie, Director, President, COO

Dated: January 12, 2004	By:	/s/ Dov Amir

Dov Amir, Chairman of the Board of Directors, and Chief Executive Officer

Dated: January 12, 2004	By:	/s/ H. Paul Pryor

H. Paul Pryor, Director

Dated: January 12, 2004	By:	/s/ Robert E. Martin

Robert E. Martin, Director

Dated: January 12, 2004	By:	/s/ Alfonso Knoll

Alfonso Knoll, Director

Dated: January 12, 2004	By:	/s/ Robert Graustein

Robert G. Graustein, Director

Dated: January 12, 2004	By:	/s/ John Gilbert

John Gilbert, Director

                                         - 77 -