Form 10QSB
period 2003-12-31
DALECO RESOURCES CORP
filed 2004-02-17
CIK 746967

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FIRST AMENDED
                                   FORM 10-QSB

(X)      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003
                                               -----------------

( )      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ______________

Commission File Number 0-12214

                          DALECO RESOURCES CORPORATION
  -----------------------------------------------------------------------------
              Name of small business issue as specified in Charter

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

Number of shares outstanding of the issuer's common stock as of December 31, 2003: 28,307,975
Number of shares outstanding of the issuer's Series A preferred stock as of December 31, 2003: 8,000
Number of shares outstanding of the issuer's Series B preferred stock as of December 31, 2003: 185,000

                                      INDEX

                                                                         PAGE
PART I   FINANCIAL INFORMATION

ITEM 1        FINANCIAL STATEMENTS (Unaudited)........................     3
              Consolidated Balance Sheets.............................     3
              Consolidated Statement Of Loss..........................     5
              Consolidated Statement Of Deficit.......................     6
              Consolidated Statement Of Cash Flow.....................     7
              Notes to Consolidated Financial Statements..............     8

ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.....................    27

ITEM 3        CONTROLS AND PROCEDURES.................................    28

PART II       OTHER INFORMATION.......................................    29

ITEM 2        CHANGE IN SECURITIES....................................    29

ITEM 3        HELLER DEBT.............................................    30

ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....    32

ITEM 6        Exhibits and Reports on Form 8-K........................    33

SIGNATURES    ........................................................    34

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2003 -- PREPARED BY
MANAGEMENT (UNAUDITED) AND SEPTEMBER 30, 2003 (AUDITED))
================================================================================

                                                                  December 31, 2003            September 30, 2003
                                                                     (unaudited)                   (audited)
                                                                  -----------------            ------------------
ASSETS
Current Assets
         Cash Accounts                                              $    232,266                  $    428,988
         C/Ds                                                            171,994                       136,000
         Account receivables                                             521,126                       423,935
         Jib Receivables                                                    --                            --
         Prepaid Mineral Royalties S/T (note 5c)                         300,297                       270,297
         Other Current Assets                                              4,569                         4,569
                                                                    ------------                  ------------
                               Total Current Assets                 $  1,230,252                  $  1,263,789
                                                                    ------------                  ------------
Other Assets
         Prepaid Mineral Royalties  L/T (mote 5c)                   $    265,190                  $    265,190
         Goodwill                                                        813,357                       813,357
         Accumulated Amortization Goodwill                              (813,357)                     (813,357)
                  Net Goodwill                                              --                            --
         Debt Placement Costs (note 10)                                  869,861                       584,815
         Accumulated Amortization                                       (584,815)                     (584,815)
                  Net Debt Placement Costs                               285,046                          --
         Equity Placement Costs                                             --                            --
         Accumulated Amortization Equity Costs                              --                            --
                  Net Equity Placement                                      --                            --
         Other Assets                                                       --                            --
                               Total Other Assets                   $    550,236                  $    265,190
                                                                    ============                  ============
Fixed Assets
         Oil and Gas Properties (note 3)                            $ 12,607,950                  $ 12,607,950
         Accumulated DD&A                                             (7,457,950)                   (7,307,950)
                  Net Oil and Gas Property                             5,150,000                     5,300,000
         Mineral Properties (note 5)                                  12,609,100                    12,609,100
         Accumulated DD&A                                               (100,000)                     (100,000)
                  Net Mineral Property                                12,509,100                    12,509,100
         Timber Properties (note 4)                                    1,028,342                     1,028,342
         Accumulated DD&A                                             (1,028,342)                   (1,028,342)
                  Net Timber Property                                       --                            --
         Technology/Patent Rights (note 6)                             7,767,000                     7,767,000
         Accumulated DD&A                                             (2,357,718)                   (2,166,123)
                  Net Tech./Patent Rights                              5,409,282                     5,600,877
         Property, Equipment, Furniture & Fixtures                       514,749                       514,749
         Accum. Depr (P, E, P &  P)                                     (496,844)                     (493,998)
                  Net (P, E, P & P)                                       17,905                        20,751
         Leasehold Improvements                                             --                            --
         Accu. Amort. (Lease  Improvements)                                 --                            --
                  Net Lease Improvements                                    --                            --
                                                                    ------------                  ------------
                  a) Total Fixed Assets                             $ 23,086,287                  $ 23,430,728
                                                                    ============                  ============
                  b) Total Assets                                   $ 24,866,774                  $ 24,959,707
                                                                    ============                  ============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2003 -- PREPARED BY MANAGEMENT (UNAUDITED) AND SEPTEMBER 30, 2003 (AUDITED)
================================================================================

                                                                  December 31, 2003            September 30, 2003
                                                                     (unaudited)                   (audited)
                                                                  -----------------            ------------------

LIABILITIES
Current Liabilities
         Trade A/P                                                   $  1,816,658                 $    970,347
         Notes Payable (note 7)                                           142,542                      142,543
         Note Due related Pty (note 8)                                    736,410                      733,410
         HFI Financing (note 10a)                                            --                      5,154,783
         Loans--1st Regional (note 10d)                                   100,000                      100,000
         CAMI Notes                                                       514,881                      514,881
         Sonata Financing (note 10)                                       195,472                         --
         Accrued Interest Expense (notes 10a and 10b)                     259,756                    1,786,871
         Accrued Dividend Expense (notes 11d and 16)                    1,482,360                    1,248,043
         Accrued Expense Reimbursements                                    65,480                       60,187
         Accrued Salary Expense                                           440,913                      364,351
                                                                                                  ------------
                  Total Current Liabilities                          $  5,754,471                 $ 11,075,416
                                                                     ------------                 ------------

Long Term Debt (note 10)                                             $    436,230                       $-----

         Total Long Term Debt                                        $    436,230                       $-----
                                                                     ------------                 ------------
                  Total Liabilities                                  $  6,190,701                 $ 11,075,416
                                                                     ------------                 ------------
EQUITY
         Beginning Retained Earnings                                 $(25,103,748)                $(24,066,365)
         Current Period Income/(loss)                                   5,124,523                   (1,027,383)
         Dividends Paid (Cash & Stock)                                   (691,188)                     (10,000)
         Add. Paid in Capital                                          39,061,476                   38,722,010
         Preferred Stock (note 11)                                          1,930                        3,180
         Common Stock (note 11)                                           283,080                      262,849

                               Total Equity                          $ 18,676,073                 $ 13,884,291
                                                                     ------------                 ------------
                  Total Liabilities and Equity                       $ 24,866,774                 $ 24,959,707
                                                                     ============                 ============






                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF LOSS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2003 AND 2002 -- PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                                                                 2003               2002
                                                                             -----------        -----------
Revenue
         O&G Sales                                                           $   343,660        $   344,457
         N P I Receipts                                                             --                 --
         Royalty Receipts                                                          8,016              5,308
         Timber Sales                                                               --                 --
         Mineral Sales                                                            18,481               --
                           Total Operating Income                            $   370,158        $   349,765
                                                                             -----------        -----------
         Interest Income                                                            --                 --
         Well Management                                                          16,505             17,111
         Ptr. Management                                                            --                 --
         Other Income                                                                863               --
                           Total Other Income                                $    17,368        $    17,111
                                                                             -----------        -----------
         Total Income                                                        $   387,526        $   366,876
                                                                             ===========        ===========
Expenses
         LOE - Oil and Gas $213,843                                          $   158,223
         LOE--Timber                                                               3,300              5,500
         LOE--Minerals                                                            59,484             35,000
         N P I Exp                                                                  --                 --
         Prod Tax                                                                 25,139             27,538
         DD&A (Fixed Assets)                                                     344,441            321,256
         Third Party Distributions                                                 8,921              4,029
                           Total Operational Expense                         $   655,130        $   551,546
                                                                             -----------        -----------

         Interest Expense                                                    $   141,688        $   180,350
         General and Administrative Expenses                                 $   174,961        $    93,682
         Legal and Professional Fees                                              75,715            120,021
         Financial Advisor Fees                                                     --                 --
         Shareholder Information                                                   3,197              1,841
         Amortization of Debt Costs                                                 --                 --
         Amortization of Goodwill                                                   --               $-----
                           Total Expenses                                    $ 1,050,690        $   947,440
                                                                             -----------        -----------
         Net Income (loss) Before  Extraordinary Item (see Note 10(a))       $  (663,163)       $  (580,564)
                                                                             ===========        ===========
         Basic/Fully Diluted Income (Loss)/Share                             ($      .02)       ($      .03)

         Extraordinary Item, Gain On Debt Forgiveness (see Note 10(a))       $ 5,787,687
         Basic /Fully Diluted Net Effect Gain (Loss)/Share                     $.20/$.15

         Net Income (Loss) After Extraordinary Item (see Note 10(a))         $ 5,124,523        $  (580,564)
                                                                             ===========        ===========
         Basic/Fully Diluted Income (Loss)/Share (see Note 10(a))            $  .18/$.13        ($      .03)


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF DEFICIT FOR THE THREE MONTHS
ENDED DECEMBER 31, 1998 AND 1997 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================


                                                  2003                2002
                                                  ----                ----
Deficit - Beginning of Period                $(25,103,748)       $(22,421,362)
Net loss for the period                          5,124,523           (580,564)
Dividends on Preferred Stock                     (691,188)             (-----)
Deficit - End of Period                      $(20,670,413)        $(23,086,926
                                             =============        ============






























                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE THREE MONTHS
ENDED DECEMBER 31, 2003 AND 2002 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                                                            2003                    2002
                                                                            ----                    ----
Operating Activities
Net Income/( loss) for the period                                      $ 5,124,523              $  (580,564)
Items not affecting working capital
         Change in DD & A for period                                   $   344,441              $   321,256
         Debt Amortization -                                                     0                        0
         Amortization of Good Will
         Extraordinary Item                                             (5,787,687)                       0
                           Sub Total                                   $(5,443,246)             $   321,256
                                                                       -----------              -----------
Items affecting Working Capital:
         (Increase) / Decrease in other assets                         $  (285,046)             $         0
         (Increase) / Decrease in Pre-paid Royalties                       (30,000)                       0
         (Increase) / Decrease in accounts receivable                      (97,191)                 237,603
         Increase / (Decrease) in Trade payables                           846,311                 (212,637)
         Increase / (Decrease) in other Accrued Expenses                    81,855                   61,477
         Gain/(loss) on Sale of Properties                                       0                        0
                           Sub Total                                   $   515,929              $    86,443
                                                                       -----------              -----------

Cash provided (used) for operating activities                          $   197,206              $  (172,865)
                                                                       -----------              -----------

Investing Activities
         (Increase)/decrease in Investment in Subsidiaries             $         0              $         0
         Leasing, Acquisition and Well Costs Incurred                  $         0              $         0

Cash Provided from/(used for) Investing Activities                     $         0              $         0

Financing Activities
          / (decrease) Other Notes due                                           0                        0
         Increase / (decrease) Sonata Notes due                            631,702                        0
         Increase / (decrease) Accrued Interest                         (1,527,115)                  (2,854)
         Increase / (decrease) Accrued Dividends                           234,317                   85,000
         Dividends Paid                                                          0                        0
         Proceeds of Equity Issuance                                       260,162                   95,000
         Proceeds of LT Debt                                                  --                     40,000
Cash provided from/(used for) financing activities                     $  (357,934)             $   102,146
                                                                       -----------              -----------
Net Increase/(decrease) in cash for period                             $  (160,728)             $   (70,719)

Cash and Cash Equivalents - Beginning of Period                        $   564,988              $   625,682
                                                                       -----------              -----------
Cash and Cash Equivalents - End of Period                              $   404,260              $   554,963
                                                                       ===========              ===========
         Change in Cash FY 1st Qtr                                     $  (160,728)             $   (70,719)
                                                                       ===========              ===========



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2003 AND 2002 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
1.       CONTINUED OPERATIONS

         The financial statements have been prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. For the quarter ending December 31, 2003, the Company reported a loss of $663,163, before extraordinary items and a non-recurring quarterly income of $5,124,523 after the extraordinary gain is accounted for (see Note 10(a)). The ability of the Company to meet its total liabilities of $6,190,701, and to continue as a going concern is dependent upon the availability of future funding, achieving profitable timber operations and successful development its mineral assets. On July 24, 2002 ("Closing Date"), the Company entered into a $10,000,000 Equity Line of Credit Agreement with Cornell Capital Partners, L.P. ("CCP"). As part of the transaction, the Company issued to CCP a two year convertible debenture in a face amount of $300,000. The debenture is convertible into common stock at a price equal to the lesser of 120% of the final bid price on the Closing Date or 80% of the average lowest three closing bid prices as reported by Bloomberg of the Company's common stock for the five trading days immediately preceding the date of the conversion. The equity line provides for the Company to draw down $75,000 per week over a three year period. In accordance with the provisions of the Equity Line of Credit, the Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission, which became effect on November 7, 2002. Commencing in November 2002 and concluding in January 2003, CCP converted the entire Debenture in 5,027,881 shares of common stock at an average price per share of $0.117 when including all other fees and costs associated with the issuance of the debentures and $0.06 if just the conversion price without including other fees and costs.

         The Company will continue to seek and evaluate "project specific" funding commitments and other capital funding alternatives if and as they become available.

         As of December 31, 2003, the Company and certain of it subsidiaries were in default of certain debt obligations (See Notes 7 and 8 below). The holders of these instruments are working with the Company to achieve the extinguishment of the obligations.


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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2003 AND 2002 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================


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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2003 AND 2002 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================


         d.       Site restoration, dismantlement and abandonment costs

         The salvage value of producing wells or mining deposits is expected to exceed the cost of site restoration and abandonment. As a result, no such costs are accrued in these financial statements. The Company has not accrued any costs associated with the potential abandonment and restoration of mineral extraction mine sites to date. Any required site-specific restoration cost accruals will be made once mineral extraction is initiated.

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

         h.       Debt Issue Costs

         Debt issue costs of $285,046 were capitalized and represent those costs associated with Sonata Investment Company, Ltd.'s acquisition of Heller Financial, Inc. loan and the restructuring of the Note (see Note 10).

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2003 AND 2002 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

3.       Oil and Gas and Equipment

                                                                  2003                 2002
                                                              -----------          -----------

Proven lease acreage costs                                    $ 5,429,996          $ 5,429,996

Proven undeveloped lease acreage costs                        $ 1,745,810          $ 1,745,810

Well costs                                                    $ 5,432,145          $ 5,432,145
                                                              -----------          -----------
                                                              $12,607,950          $12,607,950

Accumulated depletion, depreciation and amortization            7,457,950            6,432,950
                                                              -----------          -----------
                                                              $ 5,150,000          $ 6,175,000


(a)      Sale of Oil and Gas Properties

         On or about July 31, 2002 but effective as of July 1, 2002, the Company sold certain oil and gas properties in Oklahoma, consisting of 11 gross wells and 1.08 net wells, to the operator. These properties were marginal properties and wells with the revenues from production being just slightly above lease operating costs. Since these properties were part of the collateral for the Heller Loan (See Note 10(a)), all the proceeds from the sale went to Heller.

4.       Timber Rights Acquisition

         Effective September 29, 1995, the Company entered into an agreement ("Acquisition Agreement") to purchase 100% of the issued and outstanding shares of the Common Stock of Sustainable Forest Industries, Inc. ("Sustainable"), a privately held Delaware company, in exchange for 150,000 shares of Common Stock of the Company.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2003 AND 2002 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================



         The acquisition has been accounted for by the purchase method. The purchase price of $962,500 was determined based on the fair value of the 150,000 common shares of the Company given to acquire Sustainable. The fair value of the net liabilities of Sustainable acquired was $65,842 resulting in consideration of approximately $1,028,500, which has been recorded as timber rights. The Company has fully written off its investment in Sustainable.

         The Company has maintained its concession rights since the inception of timber operations in 1997.

5.       Mineral Properties

a. Clean Age Minerals Incorporated. Clean Age Minerals Incorporated. In September 2000, the Company acquired Clean Age Minerals Incorporated ("CAMI") by way of merger with the Company's wholly owned subsidiary; Strategic Minerals, Inc. CAMI has three (3) subsidiaries, CA Properties, Inc., Matrix-Loc, Inc. and Lone Star Minerals, Inc. (collectively "CAP").

         CAP owns or has under long-term lease: (a) 5,200 acres (+/-) in Marfa, Presidio County, Texas, containing high grade Zeolite; (b) 5,020 acres(+/-) of Calcium Carbonate deposits located in the Oro Grande area, Cibola County, New Mexico; (c) twenty eight (28) mining claims located in Sierra County, New Mexico covering 2,675 acres(+/-) of Kaolin; and (d) eleven (11) Zeolite mining claims covering approximately 220 acres(+/-) located in Beaver County, Utah.



b.       Minerals and Equipment
                                                 12/31/2003      12/31/2002
         Proven undeveloped lease costs         $ 12,609,100    $ 12,609,100
         Mine development costs                         --              --
         Accumulated depletion and                  (100,000)           --
         Depreciation
                                                $ 12,509,100    $ 12,609,100
                                                ------------    ------------

                   (1). The Company has begun to amortize its mineral properties at a nominal amortization rate of $100,000 per year subject to higher adjustments per year as production increases. The Company is utilizing a modified unit of production basis in determining its amortization rates for its mineral properties.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2003 AND 2002 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================


c. Prepaid Royalties. The Company receives a credit in the nature of "prepaid royalties" for rents paid on the Marfa Zeolite Lease, Presidio County, Texas, and a portion of the New Mexico Oro Grande Limestone Lease in Cibola County, New Mexico. During Fiscal year 2003 the Company conducted mining activities on its Kaolin deposits in Sierra County, New Mexico for the purpose of testing the minerals and producing samples for sales. The Company commenced production of its New Mexico Calcium Carbonate properties in Fiscal Year 2003. It anticipates the commencement of the commercial production of its Kaolin deposits in Fiscal Year 2004, and has commenced production of its Zeolite deposit in the first quarter of Fiscal Year 2004. The Company did make limited sales of its CA Series products in Fiscal Year 2003 primarily for testing to confirm their suitability for certain applications. The Company began the commercial sales of one of its CA Series Products under the tradename "ReNuGen" in the first quarter of 2004. Testing of the Company's Kaolin was commenced in December 2002 to confirm its properties in various applications in the paper, paint and coating industries. A portion of the Prepaid royalties ($265,190) attributable to the Calcium Carbonate deposits are not anticipated to be fully recovered in Fiscal Year 2004 and are carried as Long Term Assets. The remainder of the prepaid royalties ($300,297) are anticipated to be fully used in Fiscal Year 2004 and are listed as Current Assets.

6.       Patents & Technology


         As part of the acquisition of Clean Age Minerals Incorporated (See Note 5(a) above), the Company also acquired U.S. Patent No: 5387738. This patent, owned by Clean Age Minerals Incorporated (previously owned by Matrix-Loc, Inc. which was acquired by Clean Age Minerals Incorporated as a result of Matrix-Loc's merger with Clean Age Minerals as of March 18, 2002), deals with a reagent and process for the remediation of water and contaminated soils. The Company's subsidiary 16/6, Inc. patent application on its I(2) Technology as denied by the United States Patent Office on June 13, 2003. The Company has elected, at this time, not to appeal the Patent Office Examiner's decision or proceed with the "independent build-out" of the technology in a proprietary but unpatented form.

7.       Notes Payable

a. During the year ended September 30, 1995, the Company received $1,100,000 in return for two notes payable, with the producing wells of the Company used as collateral. Interest of 10% per annum was due monthly. In fiscal 1996, the Company repaid $300,000 of the outstanding balance. In fiscal 1997, the remaining $800,000 was converted into 16,000 shares of 10% cumulative preferred stock, at $50.00 per share ("Series A Preferred Stock"). The Series A Preferred Stock was subject to a put on August 20, 1999. The holders of the Series A Preferred Stock filed a lawsuit in the Los Angeles Superior Court, California against the Company, as well as Mr. Amir and Mr. Erlich as guarantors. Mr. Amir satisfied his obligation under his guarantee and purchased one-half, or 8,000 shares of the Series A Preferred Stock, of the 16,000 shares of the Series A Preferred Stock owned by the Kanes. The Company and Mr. Erlich entered into a Stipulation for the Entry of Judgment granting the Company until August 1, 2001 in which to satisfy the put for the remaining 8,000 shares of Series A Preferred Stock plus accumulated interest. (See Litigation Note 14). Mr. Amir converted his Series A Preferred shares into 408,163 shares of Company common stock. A portion of the dividends ($32,213) due Mr. Amir on the Series A Preferred Stock was paid to Mr. Amir in the third quarter of fiscal 2002. (See Note 8(a)).

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2003 AND 2002 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================


b. During fiscal 1998, the Company borrowed $145,000 from four (4) persons. The debt was evidenced by Notes that matured on November 21, 1998. The Notes earned interest at 2% over the prime rate charged by the Huntingdon National Bank of Columbus, Ohio, through the maturity date, and 18% thereafter. The Note holders were also given warrants. (See Note 11(b)-- Warrants) $75,000 in principal amount plus accrued interest due to Sonata Investment Company, Ltd. ("Sonata") was paid to Sonata on November 30, 2001. On June 7, 2002, Mr. Lincoln converted his
         Note in the amount of $20,000, plus accrued and unpaid interest of $13,528, into 49,818 shares of common stock. The debt was converted at a price of $.673 per share, which represented the average of the bid and closing prices for the five day period prior to the conversion. Presently, only two of the 4 Notes comprising $50,000, in the aggregate, of the original $145,000 remain outstanding. On August 1, 2001, the Company borrowed $42,000 from Standard Energy Company. This loan earned interest at 2% per annum. The Standard Energy Company loan was satisfied on November 30, 2001. Since June 30, 2002, only two of the original four (4) notes, each in the face amount of $25,000, remain outstanding. The accrued but unpaid interest on these two notes as of December 31, 2003 is $40,072.

c. Pursuant to Paragraph 5.1 of the Agreement and Plan of Merger by and among Clean Age Minerals Incorporated ("CAMI") and Strategic Minerals, Inc. ("SMI") and the Company dated September 19, 2000, obligations of CAMI to certain officers, directors and third parties were to have been satisfied by SMI or the Company within one (1) year of the merger. The indebtedness totaled (including the Martin Debt as defined in Note 8(b) below) $514,881 and was evidenced by Notes dated September 19, 2000. The Notes were due and payable on or before September 18, 2001 and provide for interest at the rate of 8% per annum. These Notes remain outstanding. As of December 31, 2003, the total amount payable on these notes is $648,749 representing principal of $514,881and accrued but unpaid interest of $ 133,868.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2003 AND 2002 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================


8.       Due to (from) Related Parties

         (a)      Due to (from) Amir

         Mr. Amir has entered into four (4) Notes with the Company as follows:

         (1) Note dated October 1, 1995, bearing interest at the rate of prime plus 3 percent in the principal amount of $91,062. This amount remains outstanding as of December 31, 2003.

         (2) Note dated October 1, 1995 bearing interest at the rate of 7% as a result of various advances as to the Company in the principal amount of $483,348 as of December 31, 2003.

         (3) Note dated July 20, 1998 in the face amount of $25,000 (See Note 7(b)) bearing interest at the rate of 2% over the prime rate charged by the Huntingdon National Bank of Columbus, Ohio, through the maturity date, November 21, 1998 and 18% thereafter.

         (4) Note dated June 17, 2002 bearing interest at the rate of 7% in the principal amount of $137,000.

         As of December 31, 2003, the outstanding principal and accrued but unpaid interest on the obligations listed under numbers 1 through 4 to Mr. Amir amounted to $ 816,553.

         Mr. Amir was also entitled to a cash payment of $25,000 under his Key Man Contract on June 30, 2002. This bonus has not been paid (See Note 13(b)).

         Prior to conversion of his Series A Preferred Stock into common stock, Mr. Amir was entitled to have received dividends in the amount of $91,551 of which $59,338 remains outstanding (See Note 7(a)).

         As of December 31, 2003, the Company owed Mr. Amir $ 18,963 in un-reimbursed business expenses and $91,667 in accrued but unpaid salary.

         During 2002, the Company paid Mr. Amir $170,000 in partial payment of the accrued and unpaid interest on his notes, unreimbursed expenses and dividends attributable to the Class A Preferred Stock. These payments were reflected in the prior financial statements. Mr. Amir subsequently advanced the Company an additional $137,000 (see 8(a)(4) above).

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2003 AND 2002 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================



         Mr. Amir converted $10,000 of indebtedness into 71,942 shares of Common Stock as of December 3, 2002. The conversion was at the average of the closing bid and asking price for the Common Stock for the five trading days prior to the date of conversion.

         As of December 31, 2003, the Company was indebted to Mr. Amir in the aggregate amount of $1,011,521.

(b) By virtue of the merger of Clean Age Minerals Incorporated ("CAMI") with Strategic Minerals, Inc. on September 19, 2000, Strategic Minerals, Inc. assumed the obligation of CAMI to Mr. Robert E. Martin in the amount of $134,811 ("Martin Debt"). The Martin Debt was to have been satisfied on or before September 18, 2001 but was not and remains outstanding. As of December 31, 2003, the Martin Debt amounts to $169,843representing $134,811 in principal and $35,032 in accrued but unpaid interest. The Martin Debt is evidenced by a Note providing for an annual rate of interest of 8%. These amounts are included in the amounts shown for the Company's obligation to the former officers and directors of Clean Age Minerals Incorporated. (See Note 7(c)). As of December 31, 2003, the Company owed Mr. Martin $112,501 in accrued but unpaid salary and $10,764 in accrued and unpaid reimbursable business expenses.

(c) Novinskie Debt. Under the terms of Mr. Novinskie's employment agreement (See Note 13(b)), Mr. Novinskie was to have received a cash bonus of $25,000 as of September 30, 2002. This bonus was not paid. As of December 31, 2003, the Company owed Mr. Novinskie $35,006 in unreimbursed expenses and $91,670 in accrued but unpaid salary and $25,000 in accrued and unpaid bonuses (as discussed previously).

         Mr. Novinskie converted $10,000 of indebtedness into 71,942 shares of Common Stock as of December 3, 2002. The conversion was at the average of the closing bid and asking price for the Common Stock for the five trading days prior to the date of conversion. As of December 31, 2003, the Company was indebted to Mr. Novinskie in the aggregate amount of $151,676.


9.       Debentures

                                                        2003             2002
                                                        ----             ----

                  8% Convertible Debentures           $30,000          $30,000

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2003 AND 2002 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================


         a.       8% Convertible Debentures

         On September 11, 1996, the Company issued $1,310,000 worth of 8% convertible debentures with interest payable in stock only and accruing until conversion or redemptions after the term of two years. The placement agent's fees were 10% of the gross proceeds and 12,111 warrants at $10.07 expiring November 16, 2001. The debentures may be converted after a holding period of 45 days after closing at the lessor of: (1) the fixed conversion price ($10.171875), or (2) 75% of the average closing bid price for the five trading days immediately preceding the date of conversion. As of December 31, 2003, $1,280,000 of the 8% debentures had been converted into 981,322 common shares.

10.      Long-Term Debt

         Long-term debt of the Company consists of the following:

         a.       Heller Financial, Inc.

                  In August 1997, the Company entered into an arrangement with Heller Financial, Inc. ("Heller") whereby Heller agreed to provide the Company with up to $15,000,000 to rework existing horizontal wells, re-complete its vertical wells as horizontal wells, and develop additional acreage. Under the terms of the agreement, all of the properties of Westlands were transferred to a newly formed limited partnership, Tri-Coastal Energy, L.P., the general partner of which is Tri-Coastal Energy, Inc., (Tri-Coastal) and the sole limited partner of which is Westlands. Westlands is also the sole shareholder of Tri-Coastal Energy, Inc. The amount outstanding (principal and accrued interest) under this arrangement as of September 30, 2003 and 2002, was $6,708,474 and $6,967,975, respectively. Interest on the borrowings was at prime plus 2%. Principal was paid out of 85% of the net cash flow from the properties. Additional interest was payable from 50% of the net cash flow from these properties after the payment of principal. In January 1999, Heller declared the loan to be in default, due to the pledged properties failure to generate the required interest payments. This failure was solely attributable to the low worldwide prices for oil. As a result, the full amount of the Heller Loan had been reclassified as current debt. With the recovery of oil prices, the Heller Loan had come back into compliance and on October 15, 2003, Heller declared the Heller Loan to be in full compliance. The obligations to Heller were non-recourse to the Company and payable solely out of the oil and properties pledged to Heller as collateral. By agreement between Heller and Tri-Coastal, the Termination Date of the Heller Loan was extended from October 15, 2003 until January 31, 2004. In the Company's third fiscal quarter (March through June 2003) Heller advised Tri-Coastal that it was desirous of liquidating Tri-Coastal's oil and gas properties in full satisfaction of the Heller Loan. Heller had previously wanted Tri-Coastal to sell its oil and gas properties, however, a purchase price acceptable to Heller could not be obtained.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2003 AND 2002 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================



                  At Heller's request, Tri-Coastal engaged Madison Energy Advisors to assist in marketing Tri-Coastal's properties.

                  Through Tri-Coastal's efforts, Sonata Investment Company, Ltd., ("Sonata") an affiliate of Standard Energy Company of Columbus, Ohio, became aware of Heller's desire to either sell the Tri-Coastal properties or sell the Heller Loan.

                  Sonata is an independent, privately held company that is not affiliated with the Company in management, ownership or in any fashion. The Company has done other financings (see Note 10(b) below) with Sonata previously, and the Company has consulted for Sonata and/or its affiliated entities regarding oil and gas projects, acquisitions, exploration and development plays.

                  Sonata and Heller arrived at an agreement by which Sonata would purchase the Heller Loan for $605,000. Sonata simultaneously entered into an agreement with Tri-Coastal and the Company whereby Sonata would advance to Tri-Coastal/Daleco an additional $50,000 for working capital and reduce the amount of the Heller Loan to $655,000 ("Sonata Loan"). In consideration of Sonata's reduction of the Heller Loan from $5,154,783 to $655,000, Daleco agree to:

                  (1) issue to Sonata or its nominee 250,000 shares of Daleco Common Stock (see Note 11);

                  (2) grant Sonata or its nominee warrants for 250,000 shares of Daleco Common Stock at $.906 per share with an expiration date of December 31, 2007 (see Note 11(b)); and

                  (3) extend the expiration dates for the warrants currently held by Sonata until December 31, 2007 (see Note 11 (b))

                  On December 31, 2003, Sonata acquired the Heller Loan from Heller Financial, Inc. for $605,000. Tri-Coastal made a principal reduction payment of $23,298 to Sonata on December 31,2003. This payment was consistent with the provisions of both the Heller Loan and the Sonata Loan and was made in the ordinary course.

                  Tri-Coastal, Sonata and Daleco entered into a Second Amended Loan Agreement amending the Heller Loan Agreement dated August 22, 1997 ("Heller Loan Agreement") and the First Amended Loan Agreement dated March 27, 1998 ("First Amended Loan Agreement") (hereinafter the Heller Loan Agreement, First Amended Loan Agreement and the Seconded Amended Loan Agreement are collectively referred to as the "Sonata Loan Agreement").

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2003 AND 2002 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================


                  The Sonata Loan Agreement provides that the Heller Loan: (i) was reduced to a three (3) year loan in the principal amount of $655,000 plus interest at the prime rates, to move, as established by the National City Bank, Columbus, Ohio plus three percent ("Sonata Loan"); (ii) will be repaid out of 85% of the net revenues from Tri-Coastal's oil and gas properties, but in no event will the amount of interest and principal paid in any six month period be less than one-sixth of the original face amount of the Sonata Loan, less any prepayments, plus all accrued and unpaid interest with the full amount of the Sonata Loan plus all accrued and unpaid interest paid in full on or before December 30, 2006; (iii) 66 2/3rds of the net cash flow from production from Tri-Coastal's assets after satisfaction of the Sonata Loan; (iv) the issuance of stock and warrants as set forth above; and
         (v) Daleco's guaranty of the Sonata Loan.

                  Under the terms of the Sonata Loan Agreement, the Sonata Loan will become a general obligation of the Company.

                  As a result of the purchase of the Heller Loan and the entry into the Sonata Loan Agreement, the Company realized:

                  (1) Reduction of the Heller Loan from $5,154,783 to $655,000;

                  (2) Reduction in accrued interest payable of $1,572,000;

                  (3) Transaction costs recorded as Debt Placement Costs on the Balance Sheet of $285,046 consisting of:

                           (a) $226,500 for issuance of the 250,000 shares of common stock;

                           (b) $48,546 for the extension of warrants held by Sonata; and

                           (c) $10,000 in legal costs associated with the transaction.

                  The transaction resulted in an extraordinary net benefit amounting to $5,787,687.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2003 AND 2002 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================



                  As a result of the extraordinary benefit resulting from Sonata's acquisition of the Heller Loan as set forth above, the "Earnings Per Share Calculations" should be compared as follows:


Net Income (loss) (before extraordinary gain)                           $(663,163)           $(580,564)
Basic and Fully Diluted Income (loss)/Share,                                ($.02)               ($.03)
(calculated on 28,307,975 shares outstanding)

Extraordinary Item, Gain on debt forgiveness                            $5,787,687
Net Gain (Loss)/share, Basic and fully Diluted                           $.20/$.15

Net Income (loss)(including extraordinary gain)                         $5,124,523           $(580,564)
Basic and Fully Diluted Income (loss)/Share                              $.18/$.13               ($.03)
     (calculated on 28,307,975 shares outstanding, Basic &
      39.327,554 shares, Fully Diluted Basis)

                  THE COMPANY VIEWS THE SONATA ACQUISITION OF THE HELLER LOAN AND THE SONATA LOAN AGREEMENT AS AN UNUSUAL AND INFREQUENT (NON-RECURRING) EVENT AND THEREFORE TREATED THE NET FINANCIAL IMPACT ON THE COMPANY'S FINANCIAL STATEMENTS AS AN EXTRAORDINARY GAIN.

         b. Sonata Investment Company, LTD. (See also Note 10(a) above).

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2003 AND 2002 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================



         c.       First Regional Bank

         In September 1998, the Company assumed a $100,000 loan with First Regional Bank when it acquired Haly Corporation. Interest is at 6.9% and the loan matures December 12, 2003. The loan is secured by personal assets of Dov Amir an officer and Director of the Company.


11.      Capital Stock

                                                                                                          NUMBER OF
                                                                                                           SERIES B
                                                                               NUMBER OF SERIES           PREFERRED
                                                  NUMBER OF COMMON                  A PREFERRED          SHARES PAR
                                                 SHARES, PAR VALUE            SHARES PAR VALUE          VALUE $0.01
                                                   $0.01 PER SHARE          $0.01 PER SHARE (1)       PER SHARE (1)
                                                   ---------------          -------------------       -------------

Balance as of December 31, 2002                         21,101,630                   8,000                375,000
Issuance on the conversion of (2)                        1,520,000                                       (190,000)
     Series B Preferred
Issuance on Payment of Dividends (2)                       552,950
     On Series B Preferred
Issuance to Sonata as payment for (3)                      250,000
     L/T Debt Financing
Issuance on Terms of Terra Silex Financing(4)              220,169
Issuance in satisfaction of obligations (5)              4,257,374
     Under CCP Debenture & Equity Financing
Issuance on payment of obligations (6)                      10,595
     By H. P. Pryor, a Director of the Company &
     Mr. Lyons, a printer used by the Company
Issuance on Conversion of debt by Mr. Trainor (7)          395,257
     Counsel to the Company

Ending Balance as of December 31, 2003                  28,307,975                   8,000                185,000
                                                        ----------                   -----                -------


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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2003 AND 2002 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================


(2) During Fiscal Year 2003, the holders of Series B Preferred Stock converted 190,000 shares of Preferred Stock for 1,520,000 shares of Common Stock. The stock was converted at the price of $1.25 per share of Common Stock. The Series B Preferred Stock has a face value of $10.00 per share. Interest was also paid in common stock at the time of conversion.

(3) On December 31, 2003, Sonata Investment Company, Ltd. ("Sonata") acquired the Heller Loan (See Note 10(a)) and reduced the face amount of the Loan. As a condition of and as part of the fee for acquiring the Heller Loan (See
     Note 10(a)) and reducing the loan to $655,000 Sonata was given 250,000 shares of common stock. The closing price for the Company's common stock on December 30, 2003, he day prior to the award, was $.906 per share. The value of the stock given to Sonata was thus $226,500.

(4) Terra Silex Holding, LLC was issued 220,169 shares of Common Stock in accordance with Paragraph 6.3 of the Terra Silex Stock Purchase Agreement at a price of $.117 per share. Paragraph 6.3 of the Terra Silex Stock Purchase Agreement, Antidilution, gives Terra Silex Holdings, LLC the right to purchase stock should the Company sell over 500,000 shares in "one block". The conversion of the Cornell Capital Debenture triggered Terra Silex's right to exercise the antidilution provisions of its agreement with the Company.

(5) The issuance of the shares resulted for Cornell Capital's conversion of its $300,000 debenture into common stock of the Company. Cornell Capital converted the Debenture into common stock at an amount equal to eighty percent (80%) of the average of the three (3) lowest bid Closing Bid Prices of the Company's common stock for the five (5) trading days immediately preceding the date of the conversion of the Debenture into common stock.

(6) As of February 28, 2003, Mr. Pryor, a director of the Company, converted $450.75 of debt owed to him by the Company into 3,563 shares of common stock. Mr. Lyons accepted 7,032 shares in full satisfaction of the Company's obligation to his printing company

(7) On January 28, 2003, the Company converted $30,000 of debt owed to Mr. Trainor, counsel to the Company, into 395,257 shares of Common Stock.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2003 AND 2002 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

         a.       Common Stock Options

                                                       December 31,          December 31,
                                                          2003                   2002
                                                       ------------          ------------
                  Outstanding and Exercisable(1)
                   at beginning of period               5,500,000             6,110,000

                  Canceled                                     --              (524,384)

                  Granted                                      --                    --

                  Reclassified                                 --               (85,616)

                  Exercised                                    --                  ( --)

                  Outstanding and Exercisable (2)
                   at end of period                     5,500,000             5,500,000
                                                        ---------             ---------

         (1) Of the 5,500,000 options outstanding, 4,450,000 are held by current officers, directors and employees of the Company. The exercise price for the options held by insiders range from $0.25 per share to $1.08 per share. On November 12, 2002, 110,000 options awarded under the Company's Non-Qualified Stock Plan expired. These options had an exercise price of $2.19 per share.

         (2) The Company accounts for all stock-based compensation (options) in accordance with the Financial Accounting Standard Boards Statement of Financial Accounting Standards No. 123 (SFAS 123). SFAS 123 permits the Company's use of the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25. Under SFAS 123, the fair value of stock options and compensation costs are measured as of the grant date.

                  b.       Common Stock Warrants

         Common Stock warrants outstanding at December 31, 2003, consist of the following(1):


                                                                                            Price Per
Issuance                              Expiration Date                 Amount (1)               Share
--------                              ---------------                 ----------               -----

Financing Sources (2)              November 20, 2005 to                                      $0.55 to
                                     December 31, 2007                699,579                  $1.05

Terra Silex Warrant (3)              December 31, 2006                250,000                  $1.25

SCOA Warrants(4)                     November 15, 2006               2,240,000            $2.00 to $3.00


                                      -23

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2003 AND 2002 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================



         (1)      Financing Sources

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

         On November 28, 2001, a total of 435,941 warrants to purchase common stock were granted to Sonata Investment Ltd. (warrants for 395,273 shares of common stock ("Sonata Warrant")) and Standard Energy (warrants for 40, 668 shares of common stock ("Standard Warrant")) as consideration for entering into the Loan Conversion Agreement dated August 1, 2001. The Loan Conversion Agreement extended the date by which the Company had to satisfy its obligations to both Sonata Investment Company, Ltd. ("Sonata") (See Note 10(b)) and Standard Energy Company ("Standard") and granted both Sonata and Standard the right to convert the debt into common stock of the Company at such time as the Company advised Sonata and Standard of its intent to satisfy the Company's obligations to one or both entities. Sonata and Standard are affiliated entities. The exercise price was fixed at $1.05. The Sonata and Standard Warrants were to have expired August 1, 2002. However, the Company agreed to extend the termination date of the Sonata and Standard Warrants until July 31, 2004 in exchange for Sonata's relinquishing its twenty percent (20%) interest in the net profits of the Company's subsidiary Sustainable Forest Industries, Inc. (See Note 10(b)). As additional consideration for the acquisition of the Heller Loan, the expiration date for the Sonata and Standard Warrants was extended until December 31, 2007. 250,000 warrants were also issued to Sonata Investment Company as additional consideration for acquisition the Heller Loan at an exercise price of $.906 per share with an expiration date of December 31, 2007 (See Note 10(a)).

         On August 10, 2002, warrants for 25,000 shares issued to the Kanes in consideration for forbearance on the redemption of the Series A Preferred Stock expired.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2003 AND 2002 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================




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

         c.       Net Income Per Share

         Net income per share (primary basis) was calculated on the primary basis of the weighted average number of common shares outstanding that amounted to 29,936,136 for the period ended December 31, 2003 (12/31/2002 - 20,101,630). For the periods ending December 31, 2003 and
         2002, the exercise of the options and warrants outstanding as at year end did not have a dilutive effect on the net income per share (see also Note 10(a)).

         d.       Payment of Accrued Dividends

         $1,384,021 of accrued dividends attributable to the 8% Cumulative Convertible Preferred Stock issued in the acquisition of CAMI ("CAMI Preferred") was paid in 1,058,168 shares of Common Stock upon conversion of 1,816,800 shares of the CAMI Preferred Stock to Common Stock commencing October, 2001 through December 31, 2003. See also Note 14(b), regarding payment of accrued dividends on the Series A Preferred Stock held by the Kanes through December 31, 2003.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2003 AND 2002 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================



13.      Employment Contracts and Commitments

a. On November 16, 2001, the Company entered into a Stock Purchase Agreement with SCOA ("SCOA SPA"). As a condition to the closing of the SCOA SPA, SCOA required that the Company enter into Key Man Employment Contracts ("Key Man Contracts") with Messrs. Robert E. Martin, Gary J. Novinskie and Dov Amir. The Key Man Contracts are for an initial three
         (3) year term. The Key Man Contracts provide for acceleration of the vesting of incentive options should the Key Man be terminated prior to the expiration of the term of the Key Man Contracts. Each of Messrs. Novinskie and Amir are granted options for 500,000 shares of Company Common Stock while Mr. Martin was granted options for 1,000,000 shares of Common Stock. There are like provisions for the acceleration of the salary due each employee over the life of the Contract. (See Note 11a.) The Key Man Contract also provided for a bonus to Messrs. Novinskie and Amir of $50,000 to be paid one-half in cash and one-half in stock. (See
         Note 13(a) above). Mr. Novinskie's cash bonus has not been paid. Mr. Amir's bonus also has not been paid. (See Note 8.) Under Mr. Martin's Key Man Contract, he was granted a salary of $50,000 for the six month period April 1, 2002 through September 30, 2002 ($8,333.34 per month), and $100,000 per year for the remaining two (2) years of his Key Man Contract. In accordance with his contract, the Company commenced paying Mr. Martin's salary as of April 1, 2002.

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

         Mr. Amir satisfied his obligation under his guaranty to purchase one-half on 8,000 shares from the Plaintiffs. The Company entered into Stipulation for the Entry of Final Judgment and Judgment thereon as to Daleco Resources Corporation, pursuant to which the Company shall have until August 1, 2001 in which to redeem the remaining 8,000 shares for $400,000 plus accrued dividends through the date of settlement at a rate of ten percent (10%) per annum. The Kanes have been granting the Company an extension of the August 1, 2001 date on a month-to-month basis. On December 7, 2001, the Company paid the Kanes $90,000 representing all accrued and unpaid dividends on the Series A Preferred Stock through December 31, 2001. The Company has paid all dividends due and payable to the Kanes for periods through the fiscal quarter ending March 31, 2003. Payments for the last three quarters ending December 31, 2003, in the amount of $40,000, are still outstanding.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2003 AND 2002 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

         Mr. Erlich has filed a Cross Complaint against the Company for payment of his obligation under his guarantee.


15.      Acquisitions

         Daleco's 16/6, Inc.

         Effective July 7, 2001, Daleco acquired 16/6, Inc., a software development firm The I(2) technology covers the ability to extract certain text documentation from existing published documents from the Internet and micro-payments thereof.

         Daleco acquired all of the outstanding capital stock of 16/6, Inc. in exchange for 1,000,000 shares of common stock of Daleco.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2003 AND 2002 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================






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

         The first fiscal quarter, ending December 31, 2003 continued the Company's planned efforts to commercialize the mineral holdings of its wholly owned subsidiary, Clean Age Minerals, Inc. and the tropical hardwood timber interests of its wholly owned subsidiary Sustainable Forest Industries, Inc. The Company also took steps to address the financing structure available to its subsidiaries active in the oil and natural gas production sector.

         Being a natural resource centric company, The Company's performance during its first fiscal quarter ended December 31, 2003, was influenced by a variety of factors which were beyond the control of management, such as the variability of the demand for and the pricing of crude oil and natural gas within the Company's operating areas and the demand and pricing, both domestically or internationally, for the Company's timber and industrial minerals. As in previous periods, the Company remained highly dependent on the revenues derived from the sale of its oil and natural gas production. During the quarter ending December 31, 2003, the Company's energy segments provided in excess of 95% of the cash receipts to the Company. The segment's performance as measured by operating cash flows declined from the prior year period despite the continuation of favorable oil and gas prices. The decline was the direct result of an increase in well workover costs required to maintain production levels from the Company's managed properties.

         During the quarter, the Company's direct expenditures related to the commercialization of its mineral holdings increased by 70% over the prior year's period to $59,484. This increase was partially offset by the receipt of the initial revenues derived from the sale of mineral based products. Clean Age Minerals was able to commence extraction operations and make initial deliveries of products from both its Calcium Carbonate mine in New Mexico and its Zeolite deposit in Texas. The Zeolitic material was utilized as a base mineral for the formulation of the Company's ReNuGen(TM) product that is based on its CA-Series environmental technology. The Company's efforts to commercialize the Sierra Kaolin products from its New Mexico Kaolin deposit are ongoing and are focused on product development as well as identified opportunities for both joint venturing and/or internal development of Kaolin processing capabilities.

         Within its timber segment, Sustainable Forest Industries has continued its efforts to commercially market tropical hardwoods into domestic markets. As a result of these efforts, plans are to introduce a construction shingles product utilizing the Wallaba tropical hardwood species later this fiscal year. Market surveys and certification testing have indicated that the Wallaba Roofing and Siding Shingles have significant performance capabilities as compared to products currently available on the market.

         For the three month period ending December 31, 2003, total operating revenues increased nominally by $19,787 (5.4%) while direct operating expenses increased by $103,584 (20.6%) as compared with the same quarter last year. The increase in direct operating expense is associated with increased levels of activity in all business segments but was most impacted by higher levels of expenditures for producing well maintenance within the oil and natural gas sector. For the period, the Company recorded a loss before extraordinary items of $663,123 as compared to a loss of $580,564 for the prior fiscal year's first quarter. In addition, the Company recorded an extraordinary gain of $5,787,687 during the current fiscal quarter. This significant financial item is the direct result of the Company's successful efforts relating to the renegotiation of certain debt obligations. SINCE A RESTRUCTURING OF THIS TYPE IS CONSIDERED TO BE AN UNUSUAL AND AN INFREQUENT (NON-RECURRING) EVENT, THE NET IMPACT ON THE COMPANY'S FINANCIAL STATEMENTS WAS RECORDED AND TREATED AS AN EXTRAORDINARY GAIN. WHEN THE EXTRAORDINARY GAIN IS INCLUDED, THE COMPANY RECORDED A NON-RECURRING INCOME FOR THE QUARTER OF $5,124,523.

Item 3 - Controls and Procedures

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

         The SOA also suggests but does not presently require that a "Disclosure Committee" be established. Rules of the exchange on which the Company's Common Stock, NASDAQ, will require the establishment of "disclosure controls." This committee would consider the materiality of information and determine disclosure obligations on a timely basis. This committee would, in essence, become the Company's "watchman" for public disclosures. The Company has not, as of the date of this report, established such a committee. The Company has only six employees, and three independent directors. All parties are intricately involved in the decision making processes at the Company and no disclosure or decision not to disclose information is made without the input of inside management, counsel and at least one, if not more, independent directors. At such time as the Company changes its method of operation and/or increases the number of employees, it will reconsider the creation of a "Disclosure Committee."

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

PART II. OTHER INFORMATION
         -----------------

Item 1.  None

Item 2.  Change in Securities.

         Pursuant to the Second Amended Loan Agreement dated December 31, 2003 between Sonata Investment Company, Ltd. ("Sonata"), Tri-Coastal Energy, L.P. and Daleco, Sonata, or its nominee was given 250,000 shares of Daleco common stock. The average of the closing bid and asking price on December 30, 2003 for Daleco common stock was $.906. The Company recorded a cost of $226,500 for the issuance of these shares. The Company also issued to Sonata, or its nominees, warrants for $250,000 shares of Daleco common stock at an exercise price of $.906 per share. These warrants have an expiration date of December 31, 2007. Daleco also extended the expiration date for other warrants held by Sonata with exercise prices ranging from $.55 to $1.05 until December 31, 2007. The Company recorded a cost of $48,546 resulting from the extension of these warrants.

                  In October 2003, Terra Silex Holdings, Inc. exercised its rights under Paragraph 6.3 of the Terra Silex Stock Acquisition Agreement, dated September 11, 2001 ("Terra Silex Agreement"). Paragraph 6.3 of the Terra Silex Agreement gives Terra Silex the right to acquire additional shares of Daleco common stock if Daleco were to sell more than 500,000 shares in one block. The conversion of the Cornell Capital debenture was the event that triggered Terra Silex's right under Paragraph 6.3 Terra Silex purchased 220,169 shares at a price of $.117 per share.

         Item 3   Heller Debt.

                  In August 1997, the Company entered into an arrangement with Heller Financial, Inc. ("Heller") whereby Heller agreed to provide the Company with up to $15,000,000 to rework existing horizontal wells, re-complete its vertical wells as horizontal wells, and develop additional acreage. Under the terms of the agreement, all of the properties of Westlands were transferred to a newly formed limited partnership, Tri-Coastal Energy, L.P., the general partner of which is Tri-Coastal Energy, Inc., (Tri-Coastal) and the sole limited partner of which is Westlands. Westlands is also the sole shareholder of Tri-Coastal Energy, Inc. The amount outstanding (principal and accrued interest) under this arrangement as of September 30, 2003 and 2002, was $6,708,474 and $6,967,975, respectively. Interest on the borrowings was at prime plus 2%. Principal was paid out of 85% of the net cash flow from the properties. Additional interest was payable from 50% of the net cash flow from these properties after the payment of principal. In January 1999, Heller declared the loan to be in default, due to the pledged properties failure to generate the required interest payments. This failure was solely attributable to the low worldwide prices for oil. As a result, the full amount of the Heller Loan had been reclassified as current debt. With the recovery of oil prices, the Heller Loan had come back into compliance and on October 15, 2003, Heller declared the Heller Loan to be in full compliance. The obligations to Heller were non-recourse to the Company and payable solely out of the oil and properties pledged to Heller as collateral. By agreement between Heller and Tri-Coastal, the Termination Date of the Heller Loan was extended from October 15, 2003 until January 31, 2004. In the Company's third fiscal quarter (March through June 2003) Heller advised Tri-Coastal that it was desirous of liquidating Tri-Coastal's oil and gas properties in full satisfaction of the Heller Loan. Heller had previously wanted Tri-Coastal to sell its oil and gas properties, however, a purchase price acceptable to Heller could not be obtained.

                  At Heller's request, Tri-Coastal engaged Madison Energy Advisors to assist in marketing Tri-Coastal's properties.

                  Through Tri-Coastal's efforts, Sonata Investment Company, Ltd., ("Sonata") an affiliate of Standard Energy Company of Columbus, Ohio, became aware of Heller's desire to either sell the Tri-Coastal properties or sell the Heller Loan.

                  Sonata is an independent, privately held company that is not affiliated with the Company in any fashion. The Company has done other financings (see Note 10(b) below) with Sonata previously, and the Company has consulted for Sonata and/or its affiliated entities regarding oil and gas projects, acquisitions, exploration and development.

                  Sonata and Heller arrived at an agreement by which Sonata would purchase the Heller Loan for $605,000. Sonata simultaneously entered into an agreement with Tri-Coastal and the Company whereby Sonata would advance to Tri-Coastal/Daleco an additional $50,000 for working capital and reduce the amount of the Heller Loan to $655,000 ("Sonata Loan"). In consideration of Sonata's reduction of the Heller Loan from $5,154,783 to $655,000, Daleco agree to:

                  (1) issue to Sonata or its nominee 250,000 shares of Daleco Common Stock;

                  (2) grant Sonata or its nominee warrants for 250,000 shares of Daleco Common Stock at $.906 per share with an expiration date of December 31, 2007; and

                  (3) extend the expiration dates for the warrants currently held by Sonata until December 31, 2007.

                  On December 31, 2003, Sonata acquired the Heller Loan from Heller Financial, Inc. for $605,000. Tri-Coastal made a principal reduction payment of $23, 298 to Sonata on December 31,2003. This payment was consistent with both the provisions of the Heller Loan and the Sonata Loan and was made in the ordinary course.

                  Tri-Coastal, Sonata and Daleco entered into a Second Amended Loan Agreement amended the Heller Loan Agreement dated August 22, 1997 ("Heller Loan Agreement") and the First Amended Loan Agreement dated March 27, 1998 ("First Amended Loan Agreement") (hereinafter the Heller Loan Agreement, First Amended Loan Agreement and the Seconded Amended Loan Agreement are collectively referred to as the "Sonata Loan Agreement").

                  The Sonata Loan Agreement provides that the Heller Loan: (i) was reduced to a three (3) year loan in the principal amount of $655,000 plus interest at the prime rates, to move, as established by the National City Bank, Columbus, Ohio plus three percent ("Sonata Loan"); (ii) will be repaid out of 85% of the net revenues from Tri-Coastal's oil and gas properties, but in no event will the amount of interest and principal paid in any six month period be less than one-sixth of the original face amount of the Sonata Loan, less any prepayments, plus all accrued and unpaid interest with the full amount of the Sonata Loan plus all accrued and unpaid interest paid in full on or before December 30, 2006; (iii) 66 2/3rds of the net cash flow from production from Tri-Coastal's assets after satisfaction of the Sonata Loan; (iv) the issuance of stock and warrants as set forth above; and
         (v) Daleco's guaranty of the Sonata Loan.

                  Under the terms of the Sonata Loan Agreement, the Sonata Loan will become a general obligation of the Company.

                  As a result of the purchase of the Heller Loan and the entry into the Sonata Loan Agreement, the Company realized:

                  (1) Reduction of the Heller Loan from $5,154,783 to $655,000;

                  (2) Reduction in accrued interest payable of $1,572,000;

                  (3) Transaction costs recorded as Debt Placement Costs on the Balance Sheet of $285,046 consisting of:

                           (a) $226,500 for issuance of the 250,000 shares of common stock;

                           (b) $48,546 for the extension of warrants held by Sonata; and

                           (c) $10,000 in legal costs associated with the transaction.

                  The transaction resulted in an extraordinary net benefit amounting to $5,787,687.

         As a result of the extraordinary benefit resulting from Sonata's acquisition of the Heller Loan as set forth above, the "Earnings Per Share Calculations" should be compared as follows:

Net Income (loss) (before extraordinary gain)                     $(663,163)           $(580,564)
Basic and Fully Diluted Income (loss)/Share                           ($.02)               ($.03)
(calculated on 28,307,975 shares outstanding)

Extraordinary Item, Gain on debt forgiveness                     $5,787,687
Basic and Fully Diluted Net Gain (Loss)/share                     $.20/$.15

Net Income (loss)(including extraordinary gain)                  $5,124,523            $(580,564)
Basic and Fully Diluted Net Income (Loss)/Share                   $.18/$.13                ($.03)
     (calculated on 28,307,975 shares outstanding, Basic &
      39.327,554 shares, Fully Diluted Basis)


                  THE COMPANY VIEWS THE SONATA ACQUISITION OF THE HELLER LOAN AND THE SONATA LOAN AGREEMENT AS UNUSUAL AND INFREQUENT (NON-RECURRING) AND THEREFORE TREATED THE NET FINANCIAL IMPACT ON THE COMPANY'S FINANCIAL STATEMENTS AS AN EXTRAORDINARY GAIN.



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


                                    DALECO RESOURCES CORPORATION


Dated:  February 17, 2004           By:   /s/ Gary J. Novinskie
                                          --------------------------------------
                                          Gary J. Novinskie, President


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          DALECO RESOURCES CORPORATION


Date:  February 17, 2004                  /s/ Gary J. Novinskie
                                          --------------------------------------
                                          Gary J. Novinskie
                                          President and Director


Date: February 17, 2004                   /s/ Dov Amir
                                          --------------------------------------
                                          Dov Amir
                                          Chief Executive Officer and Chairman
                                          of the Board of Directors

                                  CERTIFICATION


         I, Gary J. Novinskie, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Daleco Resources Corporation for the quarter ending December 31, 2003.

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

Date:  February 17, 2004                  /s/ Gary J. Novinskie
                                          --------------------------------------
                                          Gary J. Novinskie
                                          President and Chief Financial Officer

In connection with the Quarterly Report of Daleco Resources Corporation (the "Company") on Form 10-QSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dov Amir, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                                          /s/ Dov Amir
                                          -------------------------------------
                                          Dov Amir
                                          Chief Executive Officer
                                          February 17, 2004