Form 10QSB
period 2004-03-31
DALECO RESOURCES CORP
filed 2004-05-17
CIK 746967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-12214

DALECO RESOURCES CORPORATION

Name of small business issue as specified in Charter

Nevada	23-2860734
(State or other jurisdiction of incorporation or	(IRS Employer Identification Number)
organization)

120 North Church Street
West Chester, Pennsylvania 19380	(610) 429-1258
(Address of Principal Executive Offices)	(Issuer’s telephone number)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution under a plan confirmed by court.

Yes	No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date.

Number of shares outstanding of the issuer’s common stock as of March 31, 2004: 28,337,402

Number of shares outstanding of the issuer’s Series A preferred stock as of March 31, 2004: 8,000

Number of shares outstanding of the issuer’s Series B preferred stock as of March 31, 2004: 185,000

Back to Contents

Back to Contents

DALECO RESOURCES CORPORATION CONSOLIDATED BALANCE SHEETS AS OF March 31, 2004 AND SEPTEMBER 30, 2003– PREPARED BY MANAGEMENT (UNAUDITED) AND SEPTEMBER 30, 2003 (AUDITED)

		September 30,
	March 31, 2004	2003
	(unaudited)	(audited)

ASSETS
Current Assets
Cash Accounts	$260,304	$428,968
C/Ds	136,000	136,000
Account receivables	512,097	423,935
Jib Receivables	—	—
Prepaid Mineral Royalties (note 5c)	300,297	270,287
Other Current Assets	4,569	4,569

Total Current Assets	$1,213,266	$1,263,789

Other Assets
Prepaid Mineral Royalties L/T	$265,190	$265,190
Goodwill	813,357	813,357
Accumulated Amortization Goodwill	(813,357)	(813,357)
Net Goodwill	—	—
Debt Placement Costs	869,861	584,815
Accumulated Amortization	(608,569)	(584,815)
Net Debt Placement Costs	261,292	—
Equity Placement Costs	—	—
Accumulated Amortization Equity Costs	—	—
Net Equity Placement	—	—
Other Assets	—	—

Total Other Assets	$526,482	$265,190

Fixed Assets
Oil and Gas Properties (note 3)	$12,607,950	$12,607,950
Accumulated DD&A	(7,607,950)	(7,307,950)
Net Oil and Gas Property	5,000,000	5,300,000
Mineral Properties (note 5)	12,609,100	12,609,100
Accumulated DD&A	(125,000)	(100,000)
Net Mineral Property	12,484,100	12,509,100
Timber Properties (note 4)	1,028,342	1,028,342
Accumulated DD&A	(1,208,342)	(1,028,342)
Net Timber Property	—	—
Technology/Patent Rights (note 6)	7,767,000	7,767,000
Accumulated DD&A	(2,539,938)	(2,166,123)
Net Tech./Patent Rights	5,227,062	5,600,877
Property, Equipment, Furniture & Fixtures	514,749	514,749
Accum. Depr (P, E, P & P)	(499,640)	(493,998)
Net (P, E, P & P)	15,109	20,751
Leasehold Improvements	—	—
Accumulated Amortization (Lse Improvements)	—	—
Net Lse Improvements	—	—

Total Fixed Assets	$22,726,271	$23,430,726

Total Assets	$24,466,019	$24,959,707

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Back to Contents

DALECO RESOURCES CORPORATION CONSOLIDATED BALANCE SHEETS AS OF March 31, 2004 AND SEPTEMBER 30, 2003– PREPARED BY MANAGEMENT (UNAUDITED) AND SEPTEMBER 30, 2003 (AUDITED)

	March 31,	September 30,
	2004	2003
	(unaudited)	(audited)

LIABILITIES
Current Liabilities
Trade A/P	$964,750	970,347
Notes Payable (note 7)	142,543	142,543
Note Due related Pty (note 8)	742,410	733,410
HFI Financing (note 10a)	—	5,154,783
Loans—1st Regional (note 10d)	100,000	100,000
CAMI Notes	514,881	514,881
Sonata and Standard Energy Financing (notes 7b and 10b)	221,126	—
Accrued Interest Expense (notes 10a and 10b)	329,682	1,786,871
Accrued Dividend Expense (notes 11d and 16)	2,332,950	1,243,043
Accrued Expense Reimbursements	64,837	60,187
Accrued Salary Expense	507,583	364,351
Total Current Liabilities	$5,920,763	$11,075,416

Long Term Debt	$386,970	$—

Total Long Term Debt	$386,970	$—

Total Liabilities	$6,307,734	$11,075,416

EQUITY
Beginning Retained Earnings	$(20,670,413)	$(24,066,365)

Current Period Income/(loss)	(603,105)	(1,027,383)
Dividends Paid (Cash & Stock)	—	(10,000)
Add. Paid in Capital	39,146,499	38,722,010
Preferred Stock (note 11)	1,930	3,160
Common Stock (note 11)	283,374	262,849

Total Equity	$18,158,285	$13,884,291

Total Liabilities and Equity	$24,466,019	$24,959,707

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Back to Contents

DALECO RESOURCES CORPORATION CONSOLIDATED STATEMENT OF LOSS FOR THE QUARTERS ENDING AND THE SIX MONTHS ENDING MARCH 31, 2004 AND 2003 – PREPARED BY MANAGEMENT (UNAUDITED)

	3 Months Ending			6 Months Ending
	2004		2003	2004	2003

Revenue
O&G Sales		$286,105	$327,603	$629,765	$672,060
N P I Receipts			—	—	—
Royalty Receipts		8,972	6,710	16,988	12,018
Timber Sales			—	—	—
Mineral Sales		6,918	—	25,399	—
Total Operating Income		$301,995	$334,313	$672,152	$684,079

Interest Income	$		—	—	—
Well Management		41,506	16,505	58,011	33,616
Ptr. Management		—	—	—	—
Other Income		34,700	—	5,823,250	—
Total Other Income		$76,206	$16,505	$5,881,261	$33,616

Total Income		$378,201	$350,819	$6,553,514	$717,695

Expenses
LOE – Oil and Gas		$260,108	$148,002	$473,951	$306,225
LOE—Timber		2,700	3,500	6,000	9,000
LOE—Minerals		11,391	14,138	70,875	49,138
N P I Exp.		—	—	—	—
Prod Tax		20,970	25,977	46,110	53,515
DD&A (Fixed Assets) 642,512		360,016	321,256	704,457	642,512
Third Party Distributions		7,223	5,808	16,144	9,837
Total Operational Expense		$662,408	$518,682	$1,317,537	$1,070,227

Interest Expense		43,765	164,398	185,453	344,748
General and Administrative Expenses		163,583	131,780	338,543	225,462
Legal and Professional Fees		64,094	112,362	139,809	232,383
Financial Advisor Fees		—	—	—	—
Shareholder Information		23,702	—	26,900	1,841
Amortization of Debt Costs		23,754	—	23,754	—
Amortization of Goodwill		—	—	—	—
Total Expenses		$981,306	$927,222	$2,031,996	$1,874,662

Net Income (Loss) before Extraordinary Item (Note 10)		$(603,105)	$(576,404)	$(1,266,268)	$(1,156,967)

Basic and Fully Diluted Net Loss per Common Share		($.02)	($.02)	($.04)	($.04)
Extraordinary Item, Gain On Debt Forgiveness (Note 10)		N/A	N/A	$5,787,687	N/A
Basic /Fully Diluted Net Effect Gain (Loss)/Share (Note 10)		N/A	N/A	$.20/$/15	N/A
Net Income (Loss) After Extraordinary Item (Note 10)		N/A	N/A	$4,521,418	N/A
Basic/Fully Diluted Income (Loss)/Share (Note 10)		N/A	N/A	$.16/$.11	N/A

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Back to Contents

DALECO RESOURCES CORPORATION CONSOLIDATED STATEMENTS OF DEFICIT FOR THE SIX MONTHS ENDED MARCH 31, 2004 AND 2003 – PREPARED BY MANAGEMENT (UNAUDITED)

	2004	2003

Deficit – Beginning of Period	$(20,670,413)	$(23,086,926)
Net loss for the period	(603,105)	(576,404)
Dividends on Preferred Stock	(57,000)	(85,000)
Deficit – End of Period	$(21,330,518)	$(23,748,330)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Back to Contents

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE QUARTERS ENDING AND SIX MONTHS ENDING MARCH 31, 2004 AND 2003 – PREPARED BY MANAGEMENT (UNAUDITED)

	3 Months Ending		6 Months Ending
	2004	2003	2004	2003

Operating Activities
Net Income/(loss) for the period	$(603,105)	$(576,404)	$4,521,418	$(1,156,967)
Items not affecting working capital
Change in DD & A for period	$383,770	$321,256	$728,211	$642,512
Debt Amortization	23,754	—	23,754
Amortization of Good Will	—	—	—	—
Extraordinary Item	—	—	(5,787,687)	—

Sub Total	$407,524	$321,256	$(5,035,722)	$642,512

Items affecting Working Capital:
(Increase) Decrease in other assets	$—	$800	$(285,046)	$800
(Increase) Decrease in Pre-paid Royalties	—	—	(30,000)	—
(Increase) Decrease in accounts receivable	9,029	225,733	(88,162)	463,336
Increase (Decrease) in Trade payables	(851,908)	(147,155)	(5,597)	(359,791)
Increase (Decrease) in other Accrued Expenses	66,027	33,403	147,882	94,880
Gain/(loss) on Sale of Properties	34,700	—	34,700	—
Sub Total	$(742,152)	$112,781	$(226,223)	$199,225

Cash provided (used) for operating activities	$(937,733)	$(142,367)	$(740,527)	$(315,230)

Investing Activities
(Increase)/decrease in Investment in Subsidiaries	$—	$—	$—	$—
Leasing, Acquisition and Well Costs Incurred	—	—	—	—

Cash Provided from/(used for) Investing Activities	$—	$—	$—	$—

Financing Activities
Increase/(decrease) Notes due Related Parties	$6,000	$19,000	$9,000	$19,000
Increase/(decrease) Other Notes due	—	—	—	—
Increase/(decrease) Sonata Note Due	(23,606)	—	608,096	—
Increase/(decrease) Accrued Interest	69,926	(36,823)	(1,457,189)	(39,679)
Increase/(decrease) Accrued Dividends	850,590	85,000	1,084,907	170,000
Dividends Paid	—	—	—	—
Proceeds of Equity Issuance	26,867	262,075	287,029	357,075
Proceeds of L/Debt	—	(225,000)	40,000	(300,000)
Cash provided from/(used for) financing activities	$929,777	$104,252	$571,843	$206,396

Net Increase/(decrease) in cash for period	$(7,956)	$(38,115)	$(168,684)	$(108,834)

Cash and Cash Equivalents – Beginning of Period	$404,260	$554,963	$564,988	$625,682
Cash and Cash Equivalents – End of Period	$396,304	$516,848	$396,304	$516,848
Change in Cash FY 1st Qtr.	$(7,956)	$(38,115)	$(168,684)	$(108,834)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Back to Contents

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 – PREPARED BY MANAGEMENT (UNAUDITED)

1.	CONTINUED OPERATIONS

The financial statements have been prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. For the quarter ending March 31, 2004, the Company reported a loss of $603,105. The ability of the Company to meet its total liabilities of $6,307,734, and to continue as a going concern is dependent upon the availability of future funding, achieving profitable timber operations and successful development its mineral assets. On July 24, 2002 (“Closing Date”), the Company entered into a $10,000,000 Equity Line of Credit Agreement with Cornell Capital Partners, L.P. (“CCP”). As part of the transaction, the Company issued to CCP a two year convertible debenture in a face amount of $300,000. The debenture is convertible into common stock at a price equal to the lesser of 120% of the final bid price on the Closing Date or 80% of the average lowest three closing bid prices as reported by Bloomberg of the Company’s common stock for the five trading days immediately preceding the date of the conversion. The equity line provides for the Company to draw down $75,000 per week over a three year period. In accordance with the provisions of the Equity Line of Credit, the Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission, which became effect on November 7, 2002. Commencing in November 2002 and concluding in January 2003, CCP converted the entire Debenture in 5,027,881 shares of common stock at an average price per share of $0.117 when including all other fees and costs associated with the issuance of the debentures and $0.06 if just the conversion price without including other fees and costs.

The Company will continue to seek and evaluate “project specific” funding commitments and other capital funding alternatives if and as they become available.

As of March 31, 2004, the Company was in default of certain debt obligations (See Notes 7, 8 and 14 below). The holders of these instruments are working with the Company to achieve the extinguishment of the obligations.

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

Back to Contents

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 – PREPARED BY MANAGEMENT (UNAUDITED)

b.	Basis of consolidation

The consolidated financial statements of Daleco Resources Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company and its wholly-owned subsidiaries Westlands Resources Corporation, Sustainable Forest Industries Inc., Deven Resources, Inc., Tri-Coastal Energy, Inc., Tri-Coastal Energy, L.P., Clean Age Minerals Incorporated, CA Properties, Inc. and 16/6, Inc. The Company’s investments in oil and gas leases are accounted for using proportionate consolidation whereby the Company’s prorata share of each of the assets, liabilities, revenues and expenses of the investments are aggregated with those of the Company in its financial statements. The Companies investments in minerals are accounted for using purchasing accounting methods.

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

Back to Contents

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED MARCH 31, 2004 AND 2003 – PREPARED BY MANAGEMENT (UNAUDITED)

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

Debt issue costs of $285,046 were capitalized in the quarter ending December 31, 2003, and represent those costs associated with Sonata Investment Company, Ltd.’s acquisition of Heller Financial, Inc. loan and the restructuring of the Heller Loan (see Note 10).

i.	Cash and Cash Equivalents

Cash and cash equivalents include cash and investments with original maturities of three months or less.

Back to Contents

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED MARCH 31, 2004 AND 2003 – PREPARED BY MANAGEMENT (UNAUDITED)

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

3.	Oil and Gas and Equipment
	March 31,	March 31,
	2004	2003

Proven lease acreage costs	$5,429,996	$5,429,996
Proven undeveloped lease acreage costs	$1,745,810	$1,745,810
Well costs	$5,432,145	$5,432,145

	$12,607,950	$12,607,950
Accumulated depletion, depreciation and amortization	7,457,950	6,432,950

	$5,150,000	$6,175,000

(a)	Sale of Oil and Gas Properties

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

In January, 2004, the Company sold certain inactive oil wells in Pontotoc County, Oklahoma for net proceeds amounting to $30,500 and the assumption of all residual abandoning liabilities. The proceeds from the sale of these wells went to reduce the Sonata Loan (See Note 10(a)).

4.	Timber Rights Acquisition

Effective September 29, 1995, the Company entered into an agreement (“Acquisition Agreement”) to purchase 100% of the issued and outstanding shares of the Common Stock of Sustainable Forest Industries, Inc. (“Sustainable”), a privately held Delaware company, in exchange for 150,000 shares of Common Stock of the Company.

Back to Contents

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED MARCH 31, 2004 AND 2003 – PREPARED BY MANAGEMENT (UNAUDITED)

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

The Company has maintained its concession rights since the inception of timber operations in 1997.

5.	Mineral Properties

a.	Clean Age Minerals Incorporated. Clean Age Minerals Incorporated. In September 2000, the Company acquired Clean Age Minerals Incorporated (“CAMI”) by way of merger with the Company’s wholly owned subsidiary; Strategic Minerals, Inc. CAMI has three (3) subsidiaries, CA Properties, Inc., Matrix-Loc, Inc. and Lone Star Minerals, Inc. (collectively “CAP”).

CAP owns or has under long-term lease: (a) 5,200 acres (±) in Marfa, Presidio County, Texas, containing high grade Zeolite; (b) 5,020 acres(±) of Calcium Carbonate deposits located in the Oro Grande area, Cibola County, New Mexico; (c) twenty eight (28) mining claims located in Sierra County, New Mexico covering 2,675 acres(±) of Kaolin; and (d) eleven (11) Zeolite mining claims covering approximately 220 acres(±) located in Beaver County, Utah.

b.	Minerals and Equipment
	3/31/2004	3/31/2003

Proven undeveloped lease costs	$12,609,100	$12,609,100
Mine development costs	—	—
Accumulated depletion and Depreciation	(125,000)	—
	$12,484,100	$12,609,100

(1). The Company has begun to amortize its mineral properties at a nominal amortization rate of $100,000 per year subject to higher adjustments per year as production increases. During the quarter ending March 31, 2004, the Company took a charge of $25,000 towards the annual amount. The Company is utilizing a modified unit of production basis in determining its amortization rates for its mineral properties.

c.	Prepaid Royalties. The Company receives a credit in the nature of “prepaid royalties” for rents paid on the Marfa Zeolite Lease, Presidio County, Texas, and a portion of the New Mexico Oro Grande Limestone Lease in Cibola County, New Mexico. During Fiscal year 2003 the Company conducted mining activities on its Kaolin deposits in Sierra County, New Mexico for the purpose of testing the minerals and producing samples for sales. The Company commenced production of its New Mexico Calcium Carbonate properties in Fiscal Year 2003. It anticipates the commencement of the commercial production of its Kaolin deposits in Fiscal Year 2004, and has commenced production of its Zeolite deposit in the first quarter of Fiscal Year 2004. The Company did make limited sales of its CA Series products in Fiscal Year 2003 primarily for testing to confirm their suitability for certain applications. The Company began the commercial sales of one of its CA Series Products under the tradename “ReNuGen” in the first quarter of 2004. Testing of the Company’s Kaolin was commenced in December 2002 to confirm its properties in various applications in the paper, paint and coating industries. A portion of the Prepaid royalties ($265,190) attributable to the Calcium Carbonate deposits are not anticipated to be fully recovered in Fiscal Year 2004 and are carried as Long Term Assets. The remainder of the prepaid royalties ($300,297) are anticipated to be fully used in Fiscal Year 2004 and are listed as Current Assets.

Back to Contents

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 – PREPARED BY MANAGEMENT (UNAUDITED)

6.	Patents & Technology

As part of the acquisition of Clean Age Minerals Incorporated (See Note 5(a) above), the Company also acquired U.S. Patent No: 5387738. This patent, owned by Clean Age Minerals Incorporated (previously owned by Matrix-Loc, Inc. which was acquired by Clean Age Minerals Incorporated as a result of Matrix-Loc’s merger with Clean Age Minerals as of March 18, 2002), deals with a reagent and process for the remediation of water and contaminated soils. The Company’s subsidiary 16/6, Inc. patent application on its I² Technology as denied by the United States Patent Office on June 13, 2003. The Company has elected, at this time, not to appeal the Patent Office Examiner’s decision or proceed with the “independent build-out” of the technology in a proprietary but unpatented form.

7.	Notes Payable

a.	During the year ended September 30, 1995, the Company received $1,100,000 in return for two notes payable, with the producing wells of the Company used as collateral. Interest of 10% per annum was due monthly. In fiscal 1996, the Company repaid $300,000 of the outstanding balance. In fiscal 1997, the remaining $800,000 was converted into 16,000 shares of 10% cumulative preferred stock, at $50.00 per share (“Series A Preferred Stock”). The Series A Preferred Stock was subject to a put on August 20, 1999. The holders of the Series A Preferred Stock filed a lawsuit in the Los Angeles Superior Court, California against the Company, as well as Mr. Amir and Mr. Erlich as guarantors. Mr. Amir satisfied his obligation under his guarantee and purchased one-half, or 8,000 shares of the Series A Preferred Stock, of the 16,000 shares of the Series A Preferred Stock owned by the Kanes. The Company and Mr. Erlich entered into a Stipulation for the Entry of Judgment granting the Company until August 1, 2001 in which to satisfy the put for the remaining 8,000 shares of Series A Preferred Stock plus accumulated interest. (See Litigation Note 14). Mr. Amir converted his Series A Preferred shares into 408,163 shares of Company common stock. A portion of the dividends ($32,213) due Mr. Amir on the Series A Preferred Stock was paid to Mr. Amir in the third quarter of fiscal 2002. (See Note 8(a)). As of March 31, 2004, the Company owed the Kanes $70,000 of accrued but unpaid interest.

Back to Contents

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 – PREPARED BY MANAGEMENT (UNAUDITED)

b.	During fiscal 1998, the Company borrowed $145,000 from four (4) persons. The debt was evidenced by Notes that matured on November 21, 1998. The Notes earned interest at 2% over the prime rate charged by the Huntingdon National Bank of Columbus, Ohio, through the maturity date, and 18% thereafter. The Note holders were also given warrants. (See Note 11(b)— Warrants) $75,000 in principal amount plus accrued interest due to Sonata Investment Company, Ltd. (“Sonata”) was paid to Sonata on November 30, 2001. On June 7, 2002, Mr. Lincoln converted his Note in the amount of $20,000, plus accrued and unpaid interest of $13,528, into 49,818 shares of common stock. The debt was converted at a price of $.673 per share, which represented the average of the bid and closing prices for the five day period prior to the conversion. Presently, only two of the 4 Notes comprising $50,000, in the aggregate, of the original $145,000 remain outstanding. On August 1, 2001, the Company borrowed $42,000 from Standard Energy Company. This loan earned interest at 2% per annum. The Standard Energy Company loan was satisfied on November 30, 2001. Since June 30, 2002, only two of the original four (4) notes, each in the face amount of $25,000, remain outstanding. The accrued but unpaid interest on these two notes as of March 31, 2004 is $30,218.

c.	Pursuant to Paragraph 5.1 of the Agreement and Plan of Merger by and among Clean Age Minerals Incorporated (“CAMI”) and Strategic Minerals, Inc. (“SMI”) and the Company dated September 19, 2000, obligations of CAMI to certain officers, directors and third parties were to have been satisfied by SMI or the Company within one (1) year of the merger. The indebtedness totaled (including the Martin Debt as defined in Note 8(b) below) $514,881 and was evidenced by Notes dated September 19, 2000. The Notes were due and payable on or before September 18, 2001 and provide for interest at the rate of 8% per annum. These Notes remain outstanding. As of March 31, 2004, the total amount payable on these notes is $659,047 representing principal of $514,881 and accrued but unpaid interest of $144,166.

Back to Contents

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 – PREPARED BY MANAGEMENT (UNAUDITED)

8.	Due to (from) Related Parties

(a)	Due to (from) Amir

Mr. Amir has entered into four (4) Notes with the Company as follows:

(1) Note dated October 1, 1995, bearing interest at the rate of prime plus 3 percent in the principal amount of $91,062. This amount remains outstanding as of March 31, 2004.

(2) Note dated October 1, 1995 bearing interest at the rate of 7% as a result of various advances as to the Company in the principal amount of $484,348 as of March 31, 2004.

(3) Note dated July 20, 1998 in the face amount of $25,000 (See Note 7(b)) bearing interest at the rate of 2% over the prime rate charged by the Huntingdon National Bank of Columbus, Ohio, through the maturity date, November 21, 1998 and 18% thereafter.

(4) Note dated June 17, 2002 bearing interest at the rate of 7% in the principal amount of $137,000.

As of March 31, 2004, the outstanding principal and accrued but unpaid interest on the obligations listed under numbers 1 through 4 to Mr. Amir amounted to $807,758.

Mr. Amir was also entitled to a cash payment of $25,000 under his Key Man Contract on June 30, 2002. This bonus has not been paid (See Note 13(b)).

Prior to conversion of his Series A Preferred Stock into common stock, Mr. Amir was entitled to have received dividends in the amount of $91,551 of which $59,338 remains outstanding (See Note 7(a)).

As of March 31, 2004, the Company owed Mr. Amir $10,809 in un-reimbursed business expenses and $137,504 in accrued but unpaid salary.

During 2002, the Company paid Mr. Amir $170,000 in partial payment of the accrued and unpaid interest on his notes, unreimbursed expenses and dividends attributable to the Class A Preferred Stock. These payments were reflected in the prior financial statements. Mr. Amir subsequently advanced the Company an additional $137,000 (see 8(a)(4) above).

Back to Contents

DALECO RESOURCES CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 – PREPARED BY MANAGEMENT (UNAUDITED)

Mr. Amir converted $10,000 of indebtedness into 71,942 shares of Common Stock as of December 3, 2002. The conversion was at the average of the closing bid and asking price for the Common Stock for the five trading days prior to the date of conversion.

As of March 31, 2004, the Company was indebted to Mr. Amir in the aggregate amount of $1,061,039.

(b)	By virtue of the merger of Clean Age Minerals Incorporated (“CAMI”) with Strategic Minerals, Inc. on September 19, 2000, Strategic Minerals, Inc. assumed the obligation of CAMI to Mr. Robert E. Martin in the amount of $134,811 (“Martin Debt”). The Martin Debt was to have been satisfied on or before September 18, 2001 but was not and remains outstanding. As of March 31, 2004, the Martin Debt amounts to $172,520 representing $134,811 in principal and $37,709 in accrued but unpaid interest. The Martin Debt is evidenced by a Note providing for an annual rate of interest of 8%. These amounts are included in the amounts shown for the Company’s obligation to the former officers and directors of Clean Age Minerals Incorporated. (See Note 7(c)). As of March 31, 2004, the Company owed Mr. Martin $137,501 in accrued but unpaid salary and $12,864 in accrued and unpaid reimbursable business expenses.

(c)	Novinskie Debt. Under the terms of Mr. Novinskie’s employment agreement (See Note 13(b)), Mr. Novinskie was to have received a cash bonus of $25,000 as of September 30, 2002. This bonus was not paid. As of March 31, 2004, the Company owed Mr. Novinskie $40,418 in unreimbursed expenses and $137,505 in accrued but unpaid salary and $25,000 in accrued and unpaid bonuses (as discussed previously).

Mr. Novinskie converted $10,000 of indebtedness into 71,942 shares of Common Stock as of December 3, 2002. The conversion was at the average of the closing bid and asking price for the Common Stock for the five trading days prior to the date of conversion. As of March 31, 2004, the Company was indebted to Mr. Novinskie in the aggregate amount of $177,923.

9.	Debentures

	2003	2002

8% Convertible Debentures	$30,000	$30,000

a.	8% Convertible Debentures

On September 11, 1996, the Company issued $1,310,000 worth of 8% convertible debentures with interest payable in stock only and accruing until conversion or redemptions after the term of two years. The placement agent’s fees were 10% of the gross proceeds and 12,111 warrants at $10.07 expiring November 16, 2001. The debentures may be converted after a holding period of 45 days after closing at the lessor of: (1) the fixed conversion price ($10.171875), or (2) 75% of the average closing bid price for the five trading days immediately preceding the date of conversion. As of March 31, 2004, $1,280,000 of the 8% debentures had been converted into 981,322 common shares.

Back to Contents

DALECO RESOURCES CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 – PREPARED BY MANAGEMENT (UNAUDITED)

10.	Long-Term Debt

Long-term debt of the Company consists of the following:

	a.	Sonata Loan

In August 1997, the Company entered into an arrangement with Heller Financial, Inc. (“Heller”) whereby Heller agreed to provide the Company with up to $15,000,000 to rework existing horizontal wells, re-complete its vertical wells as horizontal wells, and develop additional acreage. Under the terms of the agreement, all of the properties of Westlands were transferred to a newly formed limited partnership, Tri-Coastal Energy, L.P., the general partner of which is Tri-Coastal Energy, Inc., (Tri-Coastal) and the sole limited partner of which is Westlands. Westlands is also the sole shareholder of Tri-Coastal Energy, Inc. The amount outstanding (principal and accrued interest) under this arrangement as of September 30, 2003 and 2002, was $6,708,474 and $6,967,975, respectively. Interest on the borrowings was at prime plus 2%. Principal was paid out of 85% of the net cash flow from the properties. Additional interest was payable from 50% of the net cash flow from these properties after the payment of principal. In January 1999, Heller declared the loan to be in default, due to the pledged properties failure to generate the required interest payments. This failure was solely attributable to the low worldwide prices for oil. As a result, the full amount of the Heller Loan had been reclassified as current debt. With the recovery of oil prices, the Heller Loan had come back into compliance and on October 15, 2003, Heller declared the Heller Loan to be in full compliance. The obligations to Heller were non-recourse to the Company and payable solely out of the oil and properties pledged to Heller as collateral. By agreement between Heller and Tri-Coastal, the Termination Date of the Heller Loan was extended from October 15, 2003 until January 31, 2004. In the Company’s third fiscal quarter (March through June 2003) Heller advised Tri-Coastal that it was desirous of liquidating Tri-Coastal’s oil and gas properties in full satisfaction of the Heller Loan. Heller had previously wanted Tri-Coastal to sell its oil and gas properties, however, a purchase price acceptable to Heller could not be obtained.

At Heller’s request, Tri-Coastal engaged Madison Energy Advisors to assist in marketing Tri-Coastal’s properties.

Through Tri-Coastal’s efforts, Sonata Investment Company, Ltd., (“Sonata”) an affiliate of Standard Energy Company of Columbus, Ohio, became aware of Heller’s desire to either sell the Tri-Coastal properties or sell the Heller Loan.

Back to Contents

DALECO RESOURCES CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 – PREPARED BY MANAGEMENT (UNAUDITED)

Sonata is an independent, privately held company that is not affiliated with the Company in management, ownership or in any other fashion. The Company has done other financings (see Note 10(b) below) with Sonata previously, and the Company has consulted for Sonata and/or its affiliated entities regarding oil and gas projects, acquisitions, exploration and development plays.

Sonata and Heller arrived at an agreement by which Sonata would purchase the Heller Loan for $605,000. Sonata simultaneously entered into an agreement with Tri-Coastal and the Company whereby Sonata would advance to Tri-Coastal/Daleco an additional $50,000 for working capital and reduce the amount of the Heller Loan to $655,000 (“Sonata Loan”). In consideration of Sonata’s reduction of the Heller Loan from $5,154,783 to $655,000, Daleco agree to:

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

Tri-Coastal, Sonata and Daleco entered into a Second Amended Loan Agreement amending the Heller Loan Agreement dated August 22, 1997 (“Heller Loan Agreement”) and the First Amended Loan Agreement dated March 27, 1998 (“First Amended Loan Agreement”) (hereinafter the Heller Loan Agreement, First Amended Loan Agreement and the Seconded Amended Loan Agreement are collectively referred to as the “Sonata Loan Agreement”).

The Sonata Loan Agreement provides that the Heller Loan: (i) was reduced to a three (3) year loan in the principal amount of $655,000 plus interest at the prime rate, to move, as established by the National City Bank, Columbus, Ohio plus three percent (“Sonata Loan”); (ii) will be repaid out of 85% of the net revenues from Tri-Coastal’s oil and gas properties, but in no event will the amount of interest and principal paid in any six month period be less than one-sixth of the original face amount of the Sonata Loan, less any prepayments, plus all accrued and unpaid interest with the full amount of the Sonata Loan plus all accrued and unpaid interest paid in full on or before December 30, 2006; (iii) 66 2/3rds of the net cash flow from production from Tri-Coastal’s assets after satisfaction of the Sonata Loan; (iv) the issuance of stock and warrants as set forth above; and (v) Daleco’s guaranty of the Sonata Loan.

Back to Contents

DALECO RESOURCES CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 – PREPARED BY MANAGEMENT (UNAUDITED)

Under the terms of the Sonata Loan Agreement, the Sonata Loan will become a general obligation of the Company.

As a result of the purchase of the Heller Loan and the entry into the Sonata Loan Agreement in the first quarter of fiscal year 2004, the Company realized:

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

As a result of the extraordinary benefit resulting from Sonata’s acquisition of the Heller Loan as set forth above, the “Earnings Per Share Calculations” comparison for the quarter ending December 31, 2003, the fiscal quarter when the transaction occurred, was recorded as follows:

Back to Contents

DALECO RESOURCES CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 – PREPARED BY MANAGEMENT (UNAUDITED)

	Fiscal Quarters Ending

	12/31/03	12/31/02

Net Income (loss) (before extraordinary gain)	$(663,163)	$(580,564)
Basic and Fully Diluted Income (loss)/Share, (calculated on 28,307,975 shares outstanding)	($.02)	($.03)

Extraordinary Item, Gain on debt forgiveness	$5,787,687
Net Gain (Loss)/share, Basic and fully Diluted	$.20/$.15

Net Income (loss)(including extraordinary gain)	$5,124,523	$(580,564)
Basic and Fully Diluted Income (loss)/Share (calculated on 28,307,975 shares outstanding, Basic & 39.327,554 shares, Fully Diluted Basis)	$.18/$.13	($.03)

The Company views the Sonata acquisition of the Heller Loan and the Sonata Loan Agreement as an unusual and infrequent (non-recurring) event and therefore treated the net financial impact on the Company’s financial statements as an extraordinary gain.

As of March 31, 2004, $46,904 of principal and $6,895 of interest had been paid to Sonata on the Sonata Loan.

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

In September 1998, the Company assumed a $100,000 loan with First Regional Bank when it acquired Haly Corporation. Interest is at 6.9% and the loan matures December 12, 2004. The loan is secured by personal assets of Dov Amir an officer and Director of the Company.

Back to Contents

DALECO RESOURCES CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 – PREPARED BY MANAGEMENT (UNAUDITED)

d.	Mr. Erlich, a former officer and director of the Company loaned $87,543 (“Loan Amount”) to the Company. This loan is evidenced by a Note dated February 1, 2000 and has no maturity date. The Note provides that the Loan Amount shall earn interest at the rate of nine percent (9%) per annum. As of March 31, 2004, the total principle and accrued interest on the Note amounts were $130,877.

11.	Capital Stock

	NUMBER OF COMMON SHARES, PAR VALUE $0.01 PER SHARE	NUMBER OF SERIES A PREFERRED SHARES PAR VALUE $0.01 PER SHARE (1)	NUMBER OF SERIES B PREFERRED SHARES PAR VALUE $0.01 PER SHARE(1)

Balance as of March 31, 2003	25,754,261	8,000	375,000
Issuance on the conversion of (2)	1,520,000		(190,000)
Series B Preferred
Issuance on Payment of Dividends (2)	552,950
On Series B Preferred
Issuance to Sonata as payment for (3)	250,000
L/T Debt Financing
Issuance on Terms of Terra Silex Financing(4)	220,169
Issuance on payment of obligations (5)	40,022
By H. P. Pryor, a Director of the Company &
Mr. Lyons, a printer used by the Company
R.A. Lenser and Associates

Ending Balance as of March 31, 2004	28,337,402	8,000	185,000

(1)	On February 28, 2002, the Shareholders approved an amendment to the Articles of Incorporation of the Company, providing for an increase in the authorized common stock of the Company from 20,000,000 shares to 50,000,000 shares of Common Stock. The Shareholders also approved the change of the Company’s state of incorporation from Delaware to Nevada. This was effected through the merger of Daleco Resources Corporation, a Delaware corporation (“Old Daleco”) with and into Daleco Resources Corporation of Nevada, a Nevada corporation (“New Daleco”). The merger was consummated as of March 26, 2002. The Articles of Incorporation of New Daleco provide for authorized capital stock of 50,000,000 shares of common stock, par value $0.01 and 20,000,000 shares of preferred stock, par value $0.01.

(2)	During Fiscal Year 2003, the holders of Series B Preferred Stock converted 190,000 shares of Preferred Stock for 1,520,000 shares of Common Stock. The stock was converted at the price of $1.25 per share of Common Stock. The Series B Preferred Stock has a face value of $10.00 per share. Interest was also paid in common stock at the time of conversion.

Back to Contents

DALECO RESOURCES CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 – PREPARED BY MANAGEMENT (UNAUDITED)

(3)	On December 31, 2003, Sonata Investment Company, Ltd. (“Sonata”) acquired the Heller Loan (See Note 10(a)) and reduced the face amount of the Loan. As a condition of and as part of the fee for acquiring the Heller Loan (See Note 10(a)) and reducing the loan to $655,000 Sonata was given 250,000 shares of common stock. The closing price for the Company’s common stock on December 30, 2003, he day prior to the award, was $.906 per share. The value of the stock given to Sonata was thus $226,500.

(4)	Terra Silex Holding, LLC was issued 220,169 shares of Common Stock in accordance with Paragraph 6.3 of the Terra Silex Stock Purchase Agreement at a price of $.117 per share. Paragraph 6.3 of the Terra Silex Stock Purchase Agreement, Antidilution, gives Terra Silex Holdings, LLC the right to purchase stock should the Company sell over 500,000 shares in “one block”. The conversion of the Cornell Capital Debenture triggered Terra Silex’s right to exercise the antidilution provisions of its agreement with the Company.

(5)	As of February 28, 2003, Mr. Pryor, a director of the Company, converted $450.75 of debt owed to him by the Company into 3,563 shares of common stock. Mr. Lyons accepted 7,032 shares in full satisfaction of the Company’s obligation to his printing company. R.A. Lenser and Associates accepted 29,472 shares of Common Stock in satisfaction of $26,867 owed by the Company for oil and gas engineering services.

During the period ending March 31, 2004, the Company issued shares of it common stock in-lieu of monetary payments to certain third party venders, directors, attorneys and/or employees of the Company for services, debt and/or products provided. (See Note 5 above.) In accordance with procedures established SFAS 123, the Company values the stock consideration paid for all such market priced services, debt and/or products at the fair market value of the security issued at the time of its issuance. The Company has followed the practice of utilizing the average of the bid and offer closing prices for its stock for the five business days immediately preceding the issuance date as a measure of the fair market value of its securities

Back to Contents

DALECO RESOURCES CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 – PREPARED BY MANAGEMENT (UNAUDITED)

a.	Common Stock Options
	March 31,	March 31,
	2004	2003

Outstanding and Exercisable at beginning of period (1)	5,500,000	6,110,000
Canceled	—	(524,384)
Granted (2)	400,000	—
Reclassified	—	(85,616)
Exercised	—	(—)
Outstanding and Exercisable at end of period (3)	5,900,000	5,500,000

(1) Of the 5,900,000 options outstanding, 4,830,000 are held by current officers, directors and employees of the Company. The exercise price for the options held by insiders range from $0.25 per share to $1.08 per share.

(2) Options for 400,000 shares of Common Stock at a price of $.853 were grant to two independent directors, Mr. Pryor (200,000) and Lord Gilbert (200,000) under the Company’s Non-Qualified Independent Director Stock Option Plan as approved by the Shareholders of the Company at it’s the Annual Shareholder’s Meeting on March 25, 2004.

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

b.	Common Stock Warrants

Common Stock warrants outstanding at March 31, 2004, consist of the following(1):

Issuance	Expiration Date	Amount (1)	Price Per Share

Financing Sources (1) & (2)	November 20, 2005 to
	December 31, 2007	699,579	$0.55 to $1.05
Terra Silex Warrant (3)	December 31, 2006	250,000	$1.25
SCOA Warrants(4)	November 15, 2006	2,240,000	$2.00 to $3.00

Back to Contents

DALECO RESOURCES CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 – PREPARED BY MANAGEMENT (UNAUDITED)

(1) Financing Sources

On July 21, 1998, a total of 263,638 warrants expiring on November 20, 2005 were granted to four persons who loaned the Company a total of $145,000 in July 1998. (See Note 7b). The warrants may be exercised at any time before the expiration date, November 20, 2005, at an exercise price of $0.55.

(2) On November 28, 2001, a total of 435,941 warrants to purchase common stock were granted to Sonata Investment Ltd. (warrants for 395,273 shares of common stock (“Sonata Warrant”)) and Standard Energy (warrants for 40, 668 shares of common stock (“Standard Warrant”)) as consideration for entering into the Loan Conversion Agreement dated August 1, 2001. The Loan Conversion Agreement extended the date by which the Company had to satisfy its obligations to both Sonata Investment Company, Ltd. (“Sonata”) (See Note 10(b)) and Standard Energy Company (“Standard”) and granted both Sonata and Standard the right to convert the debt into common stock of the Company at such time as the Company advised Sonata and Standard of its intent to satisfy the Company’s obligations to one or both entities. Sonata and Standard are affiliated entities. The exercise price was fixed at $1.05. The Sonata and Standard Warrants were to have expired August 1, 2002. However, the Company agreed to extend the termination date of the Sonata and Standard Warrants until July 31, 2004 in exchange for Sonata’s relinquishing its twenty percent (20%) interest in the net profits of the Company’s subsidiary Sustainable Forest Industries, Inc. (See Note 10(b)). As additional consideration for the acquisition of the Heller Loan, the expiration date for the Sonata and Standard Warrants was extended until December 31, 2007. 250,000 warrants were also issued to Sonata Investment Company as additional consideration for acquisition the Heller Loan at an exercise price of $.906 per share with an expiration date of December 31, 2007 (See Note 10(a)).

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

Back to Contents

DALECO RESOURCES CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 – PREPARED BY MANAGEMENT (UNAUDITED)

	c.	Net Income Per Share

Net income per share (primary basis) was calculated on the primary basis of the weighted average number of common shares outstanding that amounted to 28,337,402 (Fully Diluted - 39,756,981 for the period ending March 31, 2003 (March 31, 2004 - 25,754,261). For the periods ending March 31, 2004 and 2003, the exercise of the options and warrants outstanding as at year end did not have a dilutive effect on the net income per share (see also Note 10(a)).

	d.	Payment of Accrued Dividends

$1,384,021 of accrued dividends attributable to the 8% Cumulative Convertible Preferred Stock issued in the acquisition of CAMI (“CAMI Preferred”) was paid in 1,058,168 shares of Common Stock upon conversion of 1,816,800 shares of the CAMI Preferred Stock to Common Stock commencing October, 2001 through March 31, 2004. See also Note 14(b), regarding payment of accrued dividends on the Series A Preferred Stock held by the Kanes through March 31, 2004.

12.	Income Taxes

The Company has no current and deferred taxes payable. The Company and its subsidiary have significant tax losses to be applied against future income. The subsidiary Company’s tax filings show net operating losses to be applied against future taxable income in the amount of approximately $26.1 million to be utilized in various years through 2009. The tax benefit of these losses is estimated to be approximately $10 million. No potential benefit of these losses has been recognized in the accounts.

13.	Employment Contracts and Commitments

a.	On November 16, 2001, the Company entered into a Stock Purchase Agreement with SCOA (“SCOA SPA”). As a condition to the closing of the SCOA SPA, SCOA required that the Company enter into Key Man Employment Contracts (“Key Man Contracts”) with Messrs. Robert E. Martin, Gary J. Novinskie and Dov Amir. The Key Man Contracts are for an initial three (3) year term. The Key Man Contracts provide for acceleration of the vesting of incentive options should the Key Man be terminated prior to the expiration of the term of the Key Man Contracts. Each of Messrs. Novinskie and Amir are granted options for 500,000 shares of Company Common Stock while Mr. Martin was granted options for 1,000,000 shares of Common Stock. There are like provisions for the acceleration of the salary due each employee over the life of the Contract. (See Note 11a.) The Key Man Contract also provided for a bonus to Messrs. Novinskie and Amir of $50,000 to be paid one-half in cash and one-half in stock. (See Note 13(a) above). Mr. Novinskie’s cash bonus has not been paid. Mr. Amir’s bonus also has not been paid. (See Note 8.) Under Mr. Martin’s Key Man Contract, he was granted a salary of $50,000 for the six month period April 1, 2002 through September 30, 2002 ($8,333.34 per month), and $100,000 per year for the remaining two (2) years of his Key Man Contract. In accordance with his contract, the Company commenced paying Mr. Martin’s salary as of April 1, 2002. (See Note 8(b)).

Back to Contents

DALECO RESOURCES CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 – PREPARED BY MANAGEMENT (UNAUDITED)

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

Mr. Amir satisfied his obligation under his guaranty to purchase one-half on 8,000 shares from the Plaintiffs. The Company entered into Stipulation for the Entry of Final Judgment and Judgment thereon as to Daleco Resources Corporation, pursuant to which the Company shall have until August 1, 2001 in which to redeem the remaining 8,000 shares for $400,000 plus accrued dividends through the date of settlement at a rate of ten percent (10%) per annum. The Kanes have been granting the Company an extension of the August 1, 2001 date on a month-to-month basis. On December 7, 2001, the Company paid the Kanes $90,000 representing all accrued and unpaid dividends on the Series A Preferred Stock through December 31, 2001. The Company has paid all dividends due and payable to the Kanes for periods through the fiscal quarter ending June 30, 2002. Payments for the last seven quarters ending March 31, 2004, in the amount of $70,000, are still outstanding.

Mr. Erlich has filed a Cross Complaint against the Company for payment of his obligation under his guarantee and his loans to the Company. (See Note 7(a)). The Company and Mr Erlich have agreed to stay his counterclaim until January 1, 2005 during which time the Company can satisfy the Erlich Note (See Note 7(d)) and the suit will be dismissed.

Back to Contents

DALECO RESOURCES CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 – PREPARED BY MANAGEMENT (UNAUDITED)

15.	Acquisitions

Daleco’s 16/6, Inc.

Effective July 7, 2001, Daleco acquired 16/6, Inc., a software development firm The I² technology covers the ability to extract certain text documentation from existing published documents from the Internet and micro-payments thereof.

Daleco acquired all of the outstanding capital stock of 16/6, Inc. in exchange for 1,000,000 shares of common stock of Daleco.

Back to Contents

Item 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of the Company. All statements, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as the anticipated development of revenues, acquisition of additional properties or the obtaining of capital, business strategy, development trends in the industry segments in which the Company is active, expansion and growth of the Company’s business and operations and other such matters are forward-looking statements. To take advantage of the safe harbor provisions provided by the Reform Act, the Company is identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the Company. Many of these factors have previously been identified in filings or statements made by or on behalf of the Company.

All phases of the Company’s operations are subject to influences outside of the Company’s control. Any one, or a combination, of these factors could materially affect the results of the Company’s operations. These factors include: competitive pressures, inflation, trade restrictions, interest rate fluctuations and other capital market conditions, weather, future and options trading in, and the availability of natural resources and services from other sources. Forward-looking statements are made by or on behalf of the Company’s knowledge of its business and the environment in which it operates, but because of the factors listed above, as well as other environmental factors over which the Company has no control, actual results may differ from those in the forward-looking statements. Consequently, all of the forward-looking statements made are qualified in their entirety by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effect on the business and/or operations of the Company.

During the second fiscal quarter, ending March 31, 2004 the Company continued to pursue its plans for the commercialization of the mineral holdings of its wholly owned subsidiary, Clean Age Minerals, Inc. as its primary objective. Sustainable Forest Industries, Inc., the Company’s wholly owned subsidiary involved in tropical timber, continued its efforts to develop market awareness for its products while the Company’s subsidiaries active in the oil and natural gas sector focused on its operations to maintain production levels.

Back to Contents

The Company’s performance during its second fiscal quarter ended March 31, 2004, was influenced by a variety of factors typical within the natural resource sectors which were beyond the control of management, such as the variability of the demand for and the pricing of crude oil and natural gas within the Company’s operating areas and the demand and pricing, both domestically or internationally, for the Company’s timber and industrial minerals. As in previous periods, the Company remained highly dependent on the revenues derived from the sale of its oil and natural gas production. During the quarter ending March 31, 2004, the Company’s energy segments benefited from higher oil and gas prices. These benefits however did not translate into significantly higher net operating margins from the segment as a result of ‘down-hole’ problems in several wells. The required incremental well repair work increased outlays in this expense category by roughly 75% ($112,106) over the prior year’s quarter

During the quarter, the Company’s direct expenditures related to the commercialization of its mineral holdings remained substantially constant as compared to prior year’s period. Clean Age Minerals continued its ongoing contract extraction operations and mineral product deliveries from both its Calcium Carbonate mine in New Mexico and its Zeolite deposit in Texas. The focus of both operations has been on “seeding” the targeted markets with “trial material” to gain end-user awareness while developing market support inventory levels. As of March 31, 2004, commercial quality inventories of Calcium Carbonate have reached targeted levels of 25,000 tons as part of the Company’s operating venture with ANP Inc., its project partner. Extraction and product preparation efforts associated with Clean Age Minerals’ Zeolite deposit have also continued. The main focus for these efforts has been the Company’s ongoing market introduction of its ReNuGen™ product which is based on its CA-Series environmental technology. To date, application testing of ReNuGen™ has been successful at several sites, Information gained from these test applications have been instrumental in increasing awareness and acceptance of the product with the targeted Waste Water Treatment industry. Additional applications for Clean Age Minerals’ CA-Series engineered products are undergoing investigative work. The Company’s efforts to commercialize the Sierra Kaolin products from its New Mexico Kaolin deposit are ongoing and are focused on product development as well as the identification of opportunities for both joint venturing and/or the internal development of Kaolin processing capabilities.

Within its timber segment, Sustainable Forest Industries has continued its efforts to commercially market tropical hardwoods into domestic markets. Plans are to introduce a construction shingles product utilizing the Wallaba tropical hardwood species later this fiscal year. Market surveys and certification testing have indicated that the Wallaba Roofing and Siding Shingles have significant performance capabilities as compared to products currently available on the market. Efforts are also under way to identify distribution and financing partners to support these efforts.

Back to Contents

For the three month period ending March 31, 2004, total operating revenues increased nominally by $27,382 (7.8%) while direct operating expenses increased by $104,966 (53.7%) as compared with the same quarter last year. The increase in direct operating expense is associated with increased levels of activity in all business segments but was most impacted by higher levels of expenditures for producing well maintenance within the oil and natural gas sector. For the quarter, the Company recorded a loss of $603,105 as compared to a loss of $576,404 for the prior fiscal year’s first quarter.

Item 3	Controls and Procedures

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

The SOA also suggests but does not presently require that a “Disclosure Committee” be established. Rules of the exchange on which the Company’s Common Stock, NASDAQ, will require the establishment of “disclosure controls.” This committee would consider the materiality of information and determine disclosure obligations on a timely basis. This committee would, in essence, become the Company’s “watchman” for public disclosures. The Company has not, as of the date of this report, established such a committee. The Company has only six employees, and three independent directors. All parties are intricately involved in the decision making processes at the Company and no disclosure or decision not to disclose information is made without the input of inside management, counsel and at least one, if not more, independent directors. At such time as the Company changes its method of operation and/or increases the number of employees, it will reconsider the creation of a “Disclosure Committee.”

Back to Contents

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

Back to Contents
PART II.	OTHER INFORMATION

Item 1.	None

Item 2.	Change in Securities.

There were no sales of securities by the registrant during the quarter ending March 31, 2004.

Back to Contents
Item 3	None

(See Note 10 to the Company’s Financial Statements)

Item 4	Submission of Matters to a Vote of Security Holders.

On March 25, 2004, the Company held its Annual Meeting of the Shareholders. At the Annual Meeting, the following matters were voted upon:

1.	Election of Directors: The following persons were elected to serve as directors of the Company until the next Annual Meeting of Shareholders: Dov Amir, Gary J. Novinskie, Alfonso Knoll, H. Paul Pryor, Robert G. Graustein and Robert E. Martin. The votes for these directors were as follows:

NAME OF NOMINEE	FOR	AGAINST	ABSTAIN

Dov Amir	23,332,048	0	1,558,910
Gary J. Novinskie	23,321,846	0	1,569,112
Robert E. Martin	23,163,256	0	1,727,702
Alfonso Knoll	22,898,043	0	1,992,915
Robert G. Graustein	22,926,944	0	1,926,014
Lord Gilbert (John)	24,212,676	0	678,282
H. Paul Pryor	23,333,457	0	1,557,501

2.	Ratification of Jay J. Shapiro as the Company’s independent accountant for Fiscal Year 2004.

FOR	AGAINST	ABSTAIN

24,830,217	59,314	1,427

3.	Approval of the Company’s Non-Qualified Independent Director Stock Option Plan.

FOR	AGAINST	ABSTAIN

9,113,966	1,753,846	12,992,803

The Company incorporates by reference its definitive Proxy Statement filed with the Securities and Exchange Commission on February 4, 2004, filed in accordance Regulation 14A under the Securities and Exchange Act of 1934, as amended.

Back to Contents

Item 5	Other Information

Registrants Definitive Proxy Statement dated February 4, 2004.

ITEM 6	Exhibits and Reports on Form 8-K

None.

Back to Contents

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DALECO RESOURCES CORPORATION

Dated: May 13, 2004	By:	/s/ Gary J. Novinskie

Gary J. Novinskie, President

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DALECO RESOURCES CORPORATION

Date: May 13, 2004	By:	/s/ Gary J. Novinskie

Gary J. Novinskie
President and Director

Date: May 13, 2004		/s/ Dov Amir

Dov Amir
Chief Executive Officer and Chairman of the Board of Directors

Back to Contents

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

     4.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

          (c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

           (a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

Back to Contents

          (b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.   The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2004	/s/ Gary J. Novinskie

Gary J. Novinskie
President and Chief Financial Officer

Back to Contents

In connection with the Quarterly Report of Daleco Resources Corporation (the “Company”) on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dov Amir, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Dov Amir

Dov Amir
Chief Executive Officer
May 13, 2004