Form 10QSB/A
period 2004-03-31
DALECO RESOURCES CORP
filed 2004-05-28
CIK 746967

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FIRST AMENDED
                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004
                               --------------

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ______________

Commission File Number 0-12214
                       -------

                          DALECO RESOURCES CORPORATION
             ------------------------------------------------------
             (Name of small business issue as specified in Charter)

            Nevada                                          23-2860734
-------------------------------                        ----------------------
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                        Identification Number)

120 North Church Street
West Chester, Pennsylvania 19380                          (610) 429-1258
----------------------------------------             ---------------------------
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

Number of shares outstanding of the issuer's common stock as of March 31, 2004:
28,337,402
Number of shares outstanding of the issuer's Series A preferred stock as of March 31, 2004: 8,000
Number of shares outstanding of the issuer's Series B preferred stock as of March 31, 2004: 185,000

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    DALECO RESOURCES CORPORATION



Dated:  May 28, 2004                By: /s/ Gary J. Novinskie
                                        ----------------------------
                                        Gary J. Novinskie, President


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          DALECO RESOURCES CORPORATION



Date:  May 28, 2004                        /s/ Gary J. Novinskie
                                           -------------------------------
                                           Gary J. Novinskie
                                           President and Director



Date: May 28, 2004                         /s/ Dov Amir
                                           -------------------------------
                                           Dov Amir
                                           Chief Executive Officer and
                                           Chairman of the Board of Directors

                                  CERTIFICATION


         I, Gary J. Novinskie, certify that:

         1. I have reviewed this quarterly report on First Amended Form 10-QSB for the quarter ending March 31, 2004 of Daleco Resources Corporation.

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


Date:  May 28, 2004                        /s/ Gary J. Novinskie
                                           ------------------------------------
                                           Gary J. Novinskie
                                           President and Chief Financial Officer

In connection with the Quarterly Report of Daleco Resources Corporation (the "Company") on First Amended Form 10-QSB for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dov Amir, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                                             /s/ Dov Amir
                                             -----------------------------------
                                             Dov Amir
                                             Chief Executive Officer
                                             May 28, 2004