Form 10-Q
period 2004-06-30
DALECO RESOURCES CORP
filed 2004-08-13
CIK 746967

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004
                               -------------

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

Number of shares outstanding of the issuer's common stock as of June 30, 2004:
28,337,402
Number of shares outstanding of the issuer's Series A preferred stock as of June 30, 2004: 8,000
Number of shares outstanding of the issuer's Series B preferred stock as of June 30, 2004: 185,000

                                      INDEX

                                                                            PAGE
PART I   FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS (Unaudited)...................................   3
         Consolidated Balance Sheets........................................   3
         Consolidated Statement Of Loss.....................................   5
         Consolidated Statement Of Deficit..................................   6
         Consolidated Statement Of Cash Flow................................   7
         Notes to Consolidated Financial Statements.........................   8

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS................................  28

ITEM 3   CONTROLS AND PROCEDURES............................................  31

PART II  OTHER INFORMATION..................................................  32

ITEM 2   CHANGE IN SECURITIES...............................................  32

ITEM 3   SONATA DEBT........................................................  34

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................  34

ITEM 6   Exhibits and Reports on Form 8-K...................................  35

SIGNATURES..................................................................  36

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2004 AND SEPTEMBER 30, 2003 -- PREPARED BY MANAGEMENT (UNAUDITED) AND SEPTEMBER 30, 2003 (AUDITED)
================================================================================

                                                                                               JUNE 30,          SEPTEMBER 30,
                                                                                                 2004                2003
                                                                                             (UNAUDITED)           (AUDITED)
ASSETS
CURRENT ASSETS
         Cash Accounts                                                                          $277,447             $428,988
         C/Ds                                                                                    138,377              136,000
         Account receivables                                                                     493,888              423,935
         Prepaid Mineral Royalties (note 5c)                                                     300,297              270,297
         Other Current Assets                                                                      4,569                4,569
                                                                                             -----------          -----------
                               TOTAL CURRENT ASSETS                                           $1,214,578           $1,263,789
                                                                                             -----------          -----------
OTHER ASSETS
         Prepaid Mineral Royalties L/T                                                          $265,190             $265,190
         Goodwill                                                                                813,357              813,357
         Accumulated Amortization Goodwill                                                      (813,357)            (813,357)
                  Net Goodwill                                                                         0                    0
         Debt Placements Costs                                                                   869,861              584,815
         Accumulated Amortization                                                               (632,323)            (584,815)
                  Net Debt Placement Costs                                                       237,538                    0
         Equity Placement Costs                                                                        0                    0
         Accumulated Amortization Equity Costs                                                         0                    0
                  Net Equity Placement                                                                 0                    0
                               TOTAL OTHER ASSETS                                               $502,728             $265,190
                                                                                             ===========          ===========
Fixed Assets
         Oil and Gas Properties (note 3)                                                     $12,607,950          $12,607,950
         Accumulated DD&A                                                                     (7,757,950)          (7,307,950)
                  Net Oil and Gas Property                                                     4,850,000            5,300,000
         Mineral Properties (note 5)                                                          12,609,100           12,609,100
         Accumulated DD&A                                                                       (150,000)            (100,000)
                  Net Mineral Property                                                        12,459,100           12,509,100
         Timber Properties (note 4)                                                            1,028,342            1,028.342
         Accumulated DD&A                                                                     (1,028,342)          (1,028,342)
                  Net Timber Property                                                                  0                    0
         Technology/Patent Rights (note 6)                                                     7,767,000            7,767,000
         Accumulated DD&A                                                                     (2,722,158)          (2,166,123)
                  Net Tech./Patent Rights                                                      5,044,842            5,600,877
         Property, Equipment, Furniture & Fixtures                                               514,749              514,749
         Accum. Depr (P, E, P & P)                                                              (502,486)            (493,998)
                  Net (P, E, P & P)                                                               12,263               20,751
         Leasehold Improvements                                                                        0                    0
         Accu. Amort. (Lse. Improvements)                                                              0                    0
                  Net Lse. Improvements                                                                0                    0
                               TOTAL FIXED ASSETS                                            $22,366,205          $23,430,728
                                                                                             ===========          ===========
                               TOTAL ASSETS                                                  $24,083,511          $24,959,707
                                                                                             ===========          ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2004 AND SEPTEMBER 30, 2003 -- PREPARED BY MANAGEMENT (UNAUDITED) AND SEPTEMBER 30, 2003 (AUDITED)
================================================================================

                                                                                              JUNE 30,          SEPTEMBER 30,
                                                                                                2004                2003
                                                                                            (UNAUDITED)           (AUDITED)
LIABILITIES
CURRENT LIABILITIES
         Trade A/P                                                                            $1,009,211             $970,347
         Notes Payable (note 7)                                                                  142,543              142,543
         Note Due related Pty (note 8).                                                          751,310              733,410
         HFI Financing (note 10a)                                                                      0            5,154,783
         Loans--1st Regional (note 10d)                                                          100,000              100,000
         CAMI Notes                                                                              514,881              514,881
         Sonata and Standard Energy  Financing (notes 7b and 10b)                                221,126                    0
         Accrued Interest Expense (notes 10a and 10b)                                            352,580            1,786,871
         Accrued Dividend Expense (notes 11d and 16)                                           2,265,590            1,248,043
         Accrued Expense Reimbursements                                                           77,865               60,187
         Accrued Salary Expense                                                                  582,582              364,351
                               TOTAL CURRENT LIABILITIES                                      $6,017,688          $11,075,416
                                                                                            ------------         ------------

Long Term Debt                                                                                  $321,208                   $0

         Total Long Term Debt                                                                   $321,208                   $0
                                                                                            ------------         ------------
                               TOTAL LIABILITIES                                              $6,338,896          $11,075,416
                                                                                            ------------         ------------
EQUITY
         Beginning Retained Earnings                                                        $(21,273,518)        $(24,066,365)
         Current Period Income/(loss)                                                           (413,670)          (1,027,383)
         Dividends Paid (Cash & Stock)                                                                 0              (10,000)
         Add. Paid in Capital                                                                 39,146,499           38,722,010
         Preferred Stock (note 11)                                                                 1,930                3,180
         Common Stock (note 11)                                                                  283,374              262,849

                                   TOTAL EQUITY                                              $17,744,615          $13,884,291
                                                                                            ------------         ------------
                               TOTAL LIABILITIES AND EQUITY                                  $24,083,511          $24,959,707
                                                                                            ============         ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF LOSS FOR THE QUARTERS ENDING AND THE NINE MONTHS ENDING June 30, 2004 AND 2003 -- PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                                                      3 Months Ending                    9 Months Ending
                                                                   2004             2003              2004             2003
                                                                   ----             ----              ----             ----
REVENUE
     O&G Sales                                                 $328,271         $380,984          $958,036       $1,053,044
     N P I Receipts                                               -----            -----             -----            -----
     Royalty Receipts                                             8,924           11,019            25,913           23,038
     Timber Sales                                                 -----           20,000             -----           20,000
     Mineral Sales                                                  271            -----            25,670            -----
              Total Operating Income                           $337,467         $412,004        $1,009,619       $1,096,082
                                                              ---------        ---------       -----------      -----------
     Interest Income                                              -----            -----             -----            -----
     Well Management                                             41,506           16,505            99,517           50,122
     Ptr. Management   -----                                      -----            -----             -----            -----
     Other Income                                                 -----           20,000         5,823,250           20,000
              Total Other Income                                $41,506          $36,505        $5,922,767          $70,122
                                                              ---------        ---------       -----------      -----------
              Total Income                                     $378,973         $448,509        $6,932,386       $1,166,204
                                                              =========        =========       ===========      ===========
EXPENSES
     LOE - Oil and Gas                                         $101,565         $125,311          $575,516         $431,536
     LOE--Timber                                                    950              600             6,950            9,600
     LOE--Minerals                                                8,209           18,109            79,084           67,247
     N P I Exp.                                                   -----            -----             -----            -----
     Prod Tax                                                    27,695           29,626            73,804           83,141
     DD&A (Fixed Assets)                                        360,066          346,256         1,064,523          988,768
     Third Party Distributions                                    8,582            7,040            24,726           16,877
              Total Operational Expense                        $507,066         $526,942        $1,824,604       $1,597,169
                                                              ---------        ---------       -----------      -----------
     Interest Expense                                            37,544          215,698           222,997          560,446
     General and Administrative Expenses                        178,384          162,482           516,927          387,944
     Legal and Professional Fees                                 41,575           28,736           181,383          261,119
     Financial Advisor Fees                                       -----            -----             -----            -----
     Shareholder Information                                      4,321            2,686            31.220            4,527
     Amortization of Debt Costs                                  23,754            -----            47,508            -----
     Amortization of Goodwill                                     -----            -----             -----            -----
              Total Expenses                                   $792,643         $936,544        $2,824,638       $2,811,206
                                                              ---------        ---------       -----------      -----------
      Net Income (Loss) before Extraordinary Item (Note 10)   $(413,670)       $(488,035)      $(1,679,938)     $(1,645,003)
      Basic and Fully Diluted Net Loss per Common Share          ($0.01)          ($0.02)           ($0.06)          ($0.06)
      Extraordinary Item, Gain On Debt forgiveness (Note 10)        N/A              N/A        $5,787,687              N/A
      Basic / Fully Diluted Net Effect Gain (Loss)/Share (Note 10)  N/A              N/A       $0.20/$0.15              N/A
      Net Income (Loss) After Extraordinary Item (Note 10)          N/A              N/A        $4,107,748              N/A
      Basic / Fully Diluted Net Loss per Common Share (Note 10)     N/A              N/A       $0.15/$0.10              N/A

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF DEFICIT FOR THE NINE MONTHS
ENDED JUNE 30, 2004 AND 2003 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                                                                    2004              2003
                                                                                    ----              ----
DEFICIT - BEGINNING OF PERIOD                                               $(25,103,748)     $(22,421,366)
Net loss for the 9 month period                                                4,107,748        (1,645,002)
Dividends on Preferred Stock                                                    (691,188)          (10,000)
DEFICIT - END OF PERIOD                                                     $(21,687,188)     $(24,076,368)
                                                                            ============      ============








                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE QUARTERS ENDING AND NINE MONTHS ENDING JUNE 30, 2004 AND 2003 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                                                      3 Months Ending                    9 Months Ending
                                                                   2004             2003              2004             2003
                                                                   ----             ----              ----             ----
OPERATING ACTIVITIES
Net Income/( loss) for the period                             $(413,670)       $(488,035)       $4,107,748      $(1,645,002)
Items not affecting working capital
     Change in DD & A for period                               $360,066         $346,306        $1,065,523         $988,768
     Debt Amortization                                           23,754            -----            47,508            -----
     Extraordinary Item                                           -----            -----        (5,787,687)           -----
                  Sub Total                                    $383,819         $346,306       $(4,675,657)        $988,768
                                                              ---------        ---------       -----------      -----------
Items affecting Working Capital:
     (Increase) Decrease in other assets                         $-----           $-----         $(261.293)            $800
     (Increase) Decrease in Pre-paid Royalties                    -----            -----           (30,000)
     (Increase) Decrease in accounts receivable                  18,209           (5,849)          (69,953)         457,487
     Increase/(Decrease) in Partnership Accrued Distribution      -----            -----             -----            -----
     Increase (Decrease) in Trade payables                       44,461          115,787            38,864         (251,557)
     Increase.(Decrease) in other Accrued Expenses               88,027           33,787           235,909          128,667
     Gain/(loss) on Sale of Properties                            -----           17,268            34,700           17,268
                  Sub Total                                    $150,697         $161,180          $(51,773)        $352,685
                                                              ---------        ---------       -----------      -----------

CASH PROVIDED (USED) FOR OPERATING ACTIVITIES                  $120,846          $19,451         $(619,682)       $(303,669)
                                                              ---------        ---------       -----------      -----------

INVESTING ACTIVITIES
     (Increase)/decrease in Investment in Subsidiaries          $------           $-----            $-----           $-----
     Leasing, Acquisition and Well Costs Incurred                ------           ------             -----

CASH PROVIDED FROM/(USED FOR) INVESTING ACTIVITIES              $------           $-----            $-----           $-----

FINANCING ACTIVITIES
     Increase/(decrease) Notes due Related Parties               $8,900           $8,000           $17,900          $27,000
     Increase/(decrease) Other Notes due                        (65,762)           -----           542,334            -----
     Increase/(decrease) Accrued Interest                        22,898          (50,928)       (1,434,291)         (82,817)
     Increase/(decrease) Accrued Dividends                      (67,361)          75,000         1,017,547          245,000
     Dividends Paid                                               -----          (10,000)             -----         (10,000)
     Proceeds of Equity Issuance                                  -----            -----           287,029          357,075
     Proceeds of L/ Debt   -                                      -----            -----            40,000         (300,000)
CASH PROVIDED FROM/(USED FOR) FINANCING ACTIVITIES            $(101,326)         $22,072          $470,518         $236,268
                                                              ---------        ---------       -----------      -----------
NET INCREASE/(DECREASE) IN CASH FOR PERIOD                      $19,520          $41,623         $(149,164)        $(67,311)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                $396,304         $518,848          $564,988         $625,682
                                                              ---------        ---------       -----------      -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                      $415,824         $558,371          $415,824         $558,371
                                                              =========        =========       ===========      ===========
     CHANGE IN CASH FY  3RD QTR.                                $19,520          $41,523         $(149,164)        $(67,311)
                                                              =========        =========       ===========      ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 2004 AND 2003--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
1. CONTINUED OPERATIONS

         The financial statements have been prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. For the quarter ending June 30, 2004, the Company reported a loss of $413,670. The ability of the Company to meet its total liabilities of $6,338,896, and to continue as a going concern is dependent upon the availability of future funding, achieving profitable timber operations and successful development its mineral assets. On July 24, 2002 ("Closing Date"), the Company entered into a $10,000,000 Equity Line of Credit Agreement with Cornell Capital Partners, L.P. ("CCP"). As part of the transaction, the Company issued to CCP a two year convertible debenture in a face amount of $300,000. The debenture is convertible into common stock at a price equal to the lesser of 120% of the final bid price on the Closing Date or 80% of the average lowest three closing bid prices as reported by Bloomberg of the Company's common stock for the five trading days immediately preceding the date of the conversion. The equity line provides for the Company to draw down $75,000 per week over a three year period. In accordance with the provisions of the Equity Line of Credit, the Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission, which became effect on November 7, 2002. Commencing in November 2002 and concluding in January 2003, CCP converted the entire Debenture in 5,027,881 shares of common stock at an average price per share of $0.117 when including all other fees and costs associated with the issuance of the debentures and $0.06 if just the conversion price without including other fees and costs.

         The Company will continue to seek and evaluate "project specific" funding commitments and other capital funding alternatives if and as they become available.

         As of June 30, 2004, the Company was in default of certain debt obligations (See Notes 7, 8 and 14 below). The holders of these instruments are working with the Company to achieve the extinguishment of the obligations.


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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 2004 AND 2003--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
         B.       BASIS OF CONSOLIDATION

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

         The Company assesses the impairment of capitalized costs of proved oil and gas properties and other long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Under this method, the Company generally assesses its oil and gas properties on a field-by-field basis utilizing its current estimate of future revenues and operating expenses. In the event net un-discounted cash flow is less than the carrying value, an impairment loss is recorded based on estimated fair value, which would consider discounted future net cash flows. SFAS 121 did not have any impact on the Company's change in method of assessing impairment of oil and gas properties and other long-lived assets including $20,000,000 in mineral properties.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 2004 AND 2003--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
         D.       SITE RESTORATION, DISMANTLEMENT AND ABANDONMENT COSTS

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

         H.       DEBT ISSUE COSTS

         Debt issue costs of $285,046 were capitalized in the quarter ending December 31, 2003, and represent those costs associated with Sonata Investment Company, Ltd.'s acquisition of Heller Financial, Inc. loan ("Heller Loan") and the restructuring of the Heller Loan (see Note 10).

         I.       CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include cash and investments with original maturities of three months or less.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 2004 AND 2003--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
         J.       FAIR VALUE OF FINANCIAL INSTRUMENTS

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

3.       OIL AND GAS AND EQUIPMENT

                                                                                June 30,          June 30,
                                                                                    2004              2003
                                                                             -----------       -----------
Proven lease acreage costs                                                    $5,429,996        $5,429,996

Proven undeveloped lease acreage costs                                        $1,745,810        $1,745,810

Well costs                                                                    $5,432,145        $5,432,145
                                                                             -----------       -----------
                                                                             $12,607,950       $12,607,950

Accumulated depletion, depreciation and amortization                           7,757,950         6,707,950
                                                                             -----------       -----------
                                                                              $4,850,000        $5,900,000
                                                                             ===========       ===========

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 2004 AND 2003--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
         The acquisition has been accounted for by the purchase method. The purchase price of $962,500 was determined based on the fair value of the 150,000 common shares of the Company given to acquire Sustainable. The fair value of the net liabilities of Sustainable acquired was $65,842 resulting in consideration of approximately $1,028,500, which has been recorded as timber rights. The Company has fully written off its investment in Sustainable.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 2004 AND 2003--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

         B.       MINERALS AND EQUIPMENT
                                                 JUNE 30, 2004     JUNE 30, 2003
         Proven undeveloped lease costs            $12,609,100       $12,609,100
         Mine development costs                          -----                --
         Accumulated depletion and                    (150,000)               --
         Depreciation
                                                   $12,459,100       $12,609,100
                                                   -----------       -----------

                   (1). The Company has begun to amortize its mineral properties at a nominal amortization rate of $100,000 per year subject to higher adjustments per year as production increases. During the quarter ending June 30, 2004, the Company took a charge of $25,000 towards the annual amount. The Company is utilizing a modified unit of production basis in determining its amortization rates for its mineral properties.


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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 2004 AND 2003--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
         patent application on its I(2) Technology as denied by the United States Patent Office on June 13, 2003. The Company has elected, at this time, not to appeal the Patent Office Examiner's decision or proceed with the "independent build-out" of the technology in a proprietary but unpatented form.

7.       NOTES PAYABLE

a. During the year ended September 30, 1995, the Company received $1,100,000 in return for two notes payable, with the producing wells of the Company used as collateral. Interest of 10% per annum was due monthly. In fiscal 1996, the Company repaid $300,000 of the outstanding balance. In fiscal 1997, the remaining $800,000 was converted into 16,000 shares of 10% cumulative preferred stock, at $50.00 per share ("Series A Preferred Stock"). The Series A Preferred Stock was subject to a put on August 20, 1999. The holders of the Series A Preferred Stock filed a lawsuit in the Los Angeles Superior Court, California against the Company, as well as Mr. Amir and Mr. Erlich as guarantors. Mr. Amir satisfied his obligation under his guarantee and purchased one-half, or 8,000 shares of the Series A Preferred Stock, of the 16,000 shares of the Series A Preferred Stock owned by the Kanes. The Company and Mr. Erlich entered into a Stipulation for the Entry of Judgment granting the Company until August 1, 2001 in which to satisfy the put for the remaining 8,000 shares of Series A Preferred Stock plus accumulated interest. (See Litigation Note 14). Mr. Amir converted his Series A Preferred shares into 408,163 shares of Company common stock. A portion of the dividends ($32,213) due Mr. Amir on the Series A Preferred Stock was paid to Mr. Amir in the third quarter of fiscal 2002. (See Note 8(a)). As of June 30, 2004, the Company owed the Kanes $80,000 of accrued but unpaid interest.

b. During fiscal 1998, the Company borrowed $145,000 from four (4) persons. The debt was evidenced by Notes that matured on November 21, 1998. The Notes earned interest at 2% over the prime rate charged by the Huntingdon National Bank of Columbus, Ohio, through the maturity date, and 18% thereafter. The Note holders were also given warrants. (See Note 11(b)-- Warrants) $75,000 in principal amount plus accrued interest due to Sonata Investment Company, Ltd. ("Sonata") was paid to Sonata on November 30, 2001. On June 7, 2002, Mr. Lincoln converted his
         Note in the amount of $20,000, plus accrued and unpaid interest of $13,528, into 49,818 shares of common stock. The debt was converted at a price of $.673 per share, which represented the average of the bid and closing prices for the five day period prior to the conversion. Presently, only two of the 4 Notes comprising $50,000, in the aggregate, of the original $145,000 remain outstanding. On August 1, 2001, the Company borrowed $42,000 from Standard Energy Company. This loan earned interest at 2% per annum. The Standard Energy Company loan was satisfied on November 30, 2001. Since June 30, 2002, only two of the original four (4) notes, each in the face amount of $25,000, remain outstanding. The accrued but unpaid interest on these two notes as of June 30, 2004 is $ 32,488.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 2004 AND 2003--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
c. Pursuant to Paragraph 5.1 of the Agreement and Plan of Merger by and among Clean Age Minerals Incorporated ("CAMI") and Strategic Minerals, Inc. ("SMI") and the Company dated September 19, 2000, obligations of CAMI to certain officers, directors and third parties were to have been satisfied by SMI or the Company within one (1) year of the merger. The indebtedness totaled (including the Martin Debt as defined in Note 8(b) below) $514,881 and was evidenced by Notes dated September 19, 2000. The Notes were due and payable on or before September 18, 2001 and provide for interest at the rate of 8% per annum. These Notes remain outstanding. As of June 30, 2004, the total amount payable on these notes is $669,345 representing principal of $514,881 and accrued but unpaid interest of $154,464.


8.       DUE TO (FROM) RELATED PARTIES

         (A)      DUE TO (FROM) AMIR

         Mr. Amir has entered into four (4) Notes with the Company as follows:

         (1) Note dated October 1, 1995, bearing interest at the rate of prime plus 3 percent in the principal amount of $91,062. This amount remains outstanding as of March 31, 2004.

         (2) Note dated October 1, 1995 bearing interest at the rate of 7% as a result of various advances as to the Company in the principal amount of $498,248 as of March 31, 2004.

         (3) Note dated July 20, 1998 in the face amount of $25,000 (See Note 7(b)) bearing interest at the rate of 2% over the prime rate charged by the Huntingdon National Bank of Columbus, Ohio, through the maturity date, November 21, 1998 and 18% thereafter.

         (4) Note dated June 17, 2002 bearing interest at the rate of 7% in the principal amount of $137,000.

         As of June 30, 2004, the outstanding principal and accrued but unpaid interest on the obligations listed under numbers 1 through 4 to Mr. Amir amounted to $863,204.

         Mr. Amir was also entitled to a cash payment of $25,000 under his Key Man Contract on June 30, 2002. This bonus has not been paid (See Note 13(b)).

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 2004 AND 2003--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
         Prior to conversion of his Series A Preferred Stock into common stock, Mr. Amir was entitled to have received dividends in the amount of $91,551 of which $59,338 remains outstanding (See Note 7(a)).

         As of June 30, 2004, the Company owed Mr. Amir $25,255 in un-reimbursed business expenses and $162,502 in accrued but unpaid salary.

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

         As of June 30, 2004, the Company was indebted to Mr. Amir in the aggregate amount of $1,110,299.

(b) By virtue of the merger of Clean Age Minerals Incorporated ("CAMI") with Strategic Minerals, Inc. on September 19, 2000, Strategic Minerals, Inc. assumed the obligation of CAMI to Mr. Robert E. Martin in the amount of $134,811 ("Martin Debt"). The Martin Debt was to have been satisfied on or before September 18, 2001 but was not and remains outstanding. As of June 30, 2004, the Martin Debt amounts to $175,197 representing $134,811 in principal and $40,386 in accrued but unpaid interest. The Martin Debt is evidenced by a Note providing for an annual rate of interest of 8%. These amounts are included in the amounts shown for the Company's obligation to the former officers and directors of Clean Age Minerals Incorporated. (See Note 7(c)). As of June 30, 2004, the Company owed Mr. Martin $162,501 in accrued but unpaid salary and $16,164 in accrued and unpaid reimbursable business expenses.

(c) Novinskie Debt. Under the terms of Mr. Novinskie's employment agreement (See Note 13(b)), Mr. Novinskie was to have received a cash bonus of $25,000 as of September 30, 2002. This bonus was not paid. As of June 30, 2004, the Company owed Mr. Novinskie $47,290 in unreimbursed expenses and $162,505 in accrued but unpaid salary and $25,000 in accrued and unpaid bonuses (as discussed previously).

         Mr. Novinskie converted $10,000 of indebtedness into 71,942 shares of Common Stock as of December 3, 2002. The conversion was at the average of the closing bid and asking price for the Common Stock for the five trading days prior to the date of conversion. As of June 30, 2004, the Company was indebted to Mr. Novinskie in the aggregate amount of $209,795.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 2004 AND 2003--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

9.       DEBENTURES

                                                        2004             2003
                                                        ----             ----

                  8% Convertible Debentures          $30,000          $30,000

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


10.      LONG-TERM DEBT

         Long-term debt of the Company consists of the following:

         A.       SONATA LOAN

                  In August 1997, the Company entered into an arrangement with Heller Financial, Inc. ("Heller") whereby Heller agreed to provide the Company with up to $15,000,000 to rework existing horizontal wells, re-complete its vertical wells as horizontal wells, and develop additional acreage. Under the terms of the agreement, all of the properties of Westlands were transferred to a newly formed limited partnership, Tri-Coastal Energy, L.P., the general partner of which is Tri-Coastal Energy, Inc., (Tri-Coastal) and the sole limited partner of which is Westlands. Westlands is also the sole shareholder of Tri-Coastal Energy, Inc. The amount outstanding (principal and accrued interest) under this arrangement as of September 30, 2003 and 2002, was $6,708,474 and $6,967,975, respectively. Interest on the borrowings was at prime plus 2%. Principal was paid out of 85% of the net cash flow from the properties. Additional interest was payable from 50% of the net cash flow from these properties after the payment of principal. In January 1999, Heller declared the loan to be in default, due to the pledged properties failure to generate the required interest payments. This failure was solely attributable to the low worldwide prices for oil. As a result, the full amount of the Heller Loan had been reclassified as current debt. With the recovery of oil prices, the Heller Loan had come back into compliance and on October 15, 2003, Heller declared the Heller Loan to be in full compliance. The obligations to Heller were non-recourse to the Company and payable

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 2004 AND 2003--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
         solely out of the oil and properties pledged to Heller as collateral. By agreement between Heller and Tri-Coastal, the Termination Date of the Heller Loan was extended from October 15, 2003 until January 31, 2004. In the Company's third fiscal quarter (March through June 2003) Heller advised Tri-Coastal that it was desirous of liquidating Tri-Coastal's oil and gas properties in full satisfaction of the Heller Loan. Heller had previously wanted Tri-Coastal to sell its oil and gas properties, however, a purchase price acceptable to Heller could not be obtained.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 2004 AND 2003--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
                  Tri-Coastal, Sonata and Daleco entered into a Second Amended Loan Agreement amending the Heller Loan Agreement dated August 22, 1997 ("Heller Loan Agreement") and the First Amended Loan Agreement dated March 27, 1998 ("First Amended Loan Agreement") (hereinafter the Heller Loan Agreement, First Amended Loan Agreement and the Seconded Amended Loan Agreement are collectively referred to as the "Sonata Loan Agreement").

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

                  As a result of the extraordinary benefit resulting from Sonata's acquisition of the Heller Loan as set forth above, the

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 2004 AND 2003--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
         "Earnings Per Share Calculations" for the quarter ending December 31, 2003, the fiscal quarter when the transaction occurred, was recorded as follows:

                                                           Fiscal Quarter Ending
                                                           ---------------------
                                                                 12/31/03
                                                                 --------

Net Income (loss) (before extraordinary gain)                    $(663,163)
Basic and Fully Diluted Income (loss)/Share,                         ($.02)
(calculated on 28,307,975 shares outstanding)

Extraordinary Item, Gain on debt forgiveness                    $5,787,687
Net Gain (Loss)/share, Basic and fully Diluted                   $.20/$.15

Net Income (loss)(including extraordinary gain)                 $5,124,523
Basic and Fully Diluted Income (loss)/Share                      $.18/$.13
     (calculated on 28,307,975 shares outstanding, Basic &
     39,327,554 shares, Fully Diluted Basis)

                  THE COMPANY VIEWS THE SONATA ACQUISITION OF THE HELLER LOAN AND THE SONATA LOAN AGREEMENT AS AN UNUSUAL AND INFREQUENT (NON-RECURRING) EVENT AND THEREFORE TREATED THE NET FINANCIAL IMPACT ON THE COMPANY'S FINANCIAL STATEMENTS AS AN EXTRAORDINARY GAIN.

         As of June 30, 2004, $112,666 of principal and $20,531 of interest had been paid to Sonata on the Sonata Loan.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 2004 AND 2003--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
         C.       FIRST REGIONAL BANK

         In September 1998, the Company assumed a $100,000 loan with First Regional Bank when it acquired Haly Corporation. Interest is at 6.9% and the loan matures December 12, 2004. The loan is secured by personal assets of Dov Amir an officer and Director of the Company.

         d. Mr. Erlich, a former officer and director of the Company loaned $87,543 ("Loan Amount") to the Company. This loan is evidenced by a Note dated February 1, 2000 and has no maturity date. The Note provides that the Loan Amount shall earn interest at the rate of nine percent (9%) per annum. As of June 30, 2004, the total principle and accrued interest on the Note amounts were $132,847.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 2004 AND 2003--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
11.      CAPITAL STOCK

                                                                                                          NUMBER OF
                                                                                                           SERIES B
                                                                               NUMBER OF SERIES           PREFERRED
                                                  NUMBER OF COMMON                  A PREFERRED          SHARES PAR
                                                 SHARES, PAR VALUE             SHARES PAR VALUE         VALUE $0.01
                                                   $0.01 PER SHARE          $0.01 PER SHARE (1)       PER SHARE (1)
                                                   ---------------          -------------------       -------------
Balance as of June 30, 2003                             25,754,261                        8,000             375,000
Issuance on the conversion of (2)                        1,520,000                                         (190,000)
     Series B Preferred
Issuance on Payment of Dividends (2)                       552,950
     On Series B Preferred
Issuance to Sonata as payment for (3)                      250,000
     L/T Debt Financing
Issuance on Terms of Terra Silex Financing(4)              220,169
Issuance on payment of obligations (5)                      40,022
     By H. P. Pryor, a Director of the Company &
     Mr. Lyons, a printer used by the Company
     R.A. Lenser and Associates

Ending Balance as of June 30, 2004                      28,337,402                        8,000             185,000
                                                        ----------                        -----             -------

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

(2) During Fiscal Year 2003, the holders of Series B Preferred Stock converted 190,000 shares of Preferred Stock for 1,520,000 shares of Common Stock. The stock was converted at the price of $1.25 per share of Common Stock. The Series B Preferred Stock has a face value of $10.00 per share. Interest was also paid in common stock or accrued at the time of conversion in accordance with the election of the holder.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 2004 AND 2003--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
(4) Terra Silex Holding, LLC was issued 220,169 shares of Common Stock in accordance with Paragraph 6.3 of the Terra Silex Stock Purchase Agreement at a price of $.117 per share. Paragraph 6.3 of the Terra Silex Stock Purchase Agreement, Antidilution, gives Terra Silex Holdings, LLC the right to purchase stock should the Company sell over 500,000 shares in "one block". The conversion of the Cornell Capital Debenture triggered Terra Silex's right to exercise the antidilution provisions of its agreement with the Company.

(5) As of February 28, 2003, Mr. Pryor, a director of the Company, converted $450.75 of debt owed to him by the Company into 3,563 shares of common stock. Mr. Lyons accepted 7,032 shares in full satisfaction of the Company's obligation to his printing company. R.A. Lenser and Associates accepted 29,472 shares of Common Stock in satisfaction of $26,867 owed by the Company for oil and gas engineering services.

     During the period ending June 30, 2004, the Company did not issue any shares.

         A.       COMMON STOCK OPTIONS

                                                                June 30, 2004         June 30, 2003
                                                                -------------         -------------
                  Outstanding and Exercisable(1)
                   at beginning of period                         5,500,000             6,110,000

                  Canceled                                            -----              (524,384)

                  Granted (2)                                       400,000                 -----

                  Reclassified                                        -----               (85,616)

                  Exercised                                           -----                  (---)

                  Outstanding and Exercisable (3)
                   at end of period                               5,900,000             5,500,000
                                                                  ---------             ---------

         (1) Of the 5,900,000 options outstanding, 4,830,000 are held by current officers, directors and employees of the Company. The exercise price for the options held by insiders range from $0.25 per share to $1.08 per share.

         (2) Options for 400,000 shares of Common Stock at a price of $.853 were granted to two independent directors, Mr. Pryor (200,000) and Lord Gilbert (200,000) under the Company's Non-Qualified Independent Director Stock Option Plan as approved by the Shareholders of the Company at it's the Annual Shareholder's Meeting on March 25, 2004.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 2004 AND 2003--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
                  B.       COMMON STOCK WARRANTS

         Common Stock warrants outstanding at June 30, 2004, consist of the following(1):

                                                                             PRICE PER
ISSUANCE                          EXPIRATION DATE          AMOUNT (1)          SHARE
--------                          ---------------          ----------          -----
Financing Sources (1) & (2)     November 20, 2005 to                         $0.55 to
                                 December 31, 2007          699,579            $1.05

Terra Silex Warrant (3)          December 31, 2006          250,000            $1.25

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 2004 AND 2003--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
         (3)      TERRA SILEX WARRANT

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

         C.       NET INCOME PER SHARE

         Net income per share (primary basis) was calculated on the primary basis of the weighted average number of common shares outstanding that amounted to 28,337,402 (Fully Diluted--39,756,981) for the period ending June 30, 2004 (June 30, 2003 - 25,764,261). For the periods ending June 30, 2004 and 2003, the exercise of the options and warrants outstanding as at year end did not have a dilutive effect on the net income per share (see also Note 10(a)).

         D.       PAYMENT OF ACCRUED DIVIDENDS

         $1,384,021 of accrued dividends attributable to the 8% Cumulative Convertible Preferred Stock issued in the acquisition of CAMI ("CAMI Preferred") was paid in 1,058,168 shares of Common Stock upon conversion of 1,816,800 shares of the CAMI Preferred Stock to Common Stock commencing October, 2001 through June 30, 2004. See also Note 14(b), regarding payment of accrued dividends on the Series A Preferred Stock held by the Kanes through June 30, 2004.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 2004 AND 2003--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
12.      INCOME TAXES

         The Company has no current and deferred taxes payable. The Company and its subsidiaries have significant tax losses to be applied against future income. The subsidiary Company's tax filings show net operating losses to be applied against future taxable income in the amount of approximately $26.1 million to be utilized in various years through 2009. The tax benefit of these losses is estimated to be approximately $10 million. No potential benefit of these losses has been recognized in the accounts.


13.      EMPLOYMENT CONTRACTS AND COMMITMENTS

a. On November 16, 2001, the Company entered into a Stock Purchase Agreement with SCOA ("SCOA SPA"). As a condition to the closing of the SCOA SPA, SCOA required that the Company enter into Key Man Employment Contracts ("Key Man Contracts") with Messrs. Robert E. Martin, Gary J. Novinskie and Dov Amir. The Key Man Contracts are for an initial three
         (3) year term. The Key Man Contracts provide for acceleration of the vesting of incentive options should the Key Man be terminated prior to the expiration of the term of the Key Man Contracts. Each of Messrs. Novinskie and Amir are granted options for 500,000 shares of Company Common Stock while Mr. Martin was granted options for 1,000,000 shares of Common Stock. There are like provisions for the acceleration of the salary due each employee over the life of the Contract. (See Note 11a.) The Key Man Contract also provided for a bonus to Messrs. Novinskie and Amir of $50,000 to be paid one-half in cash and one-half in stock. (See
         Note 13(a) above). Mr. Novinskie's cash bonus has not been paid. Mr. Amir's bonus also has not been paid. (See Note 8.) Under Mr. Martin's Key Man Contract, he was granted a salary of $50,000 for the six month period April 1, 2002 through September 30, 2002 ($8,333.34 per month), and $100,000 per year for the remaining two (2) years of his Key Man Contract. In accordance with his contract, the Company commenced paying Mr. Martin's salary as of April 1, 2002. (See Note 8(b).


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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 2004 AND 2003--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
         Mr. Amir satisfied his obligation under his guaranty to purchase one-half on 8,000 shares from the Plaintiffs. The Company entered into Stipulation for the Entry of Final Judgment and Judgment thereon as to Daleco Resources Corporation, pursuant to which the Company shall have until August 1, 2001 in which to redeem the remaining 8,000 shares for $400,000 plus accrued dividends through the date of settlement at a rate of ten percent (10%) per annum. The Kanes have been granting the Company an extension of the August 1, 2001 date on a month-to-month basis. On December 7, 2001, the Company paid the Kanes $90,000 representing all accrued and unpaid dividends on the Series A Preferred Stock through December 31, 2001. The Company has paid all dividends due and payable to the Kanes for periods through the fiscal quarter ending June 30, 2002. Payments for the last seven quarters ending June 30, 2004, in the amount of $80,000, are still outstanding.

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

         As of June 30, 16/6, Inc. was merged with and into Daleco Resources Corporation and ceased to exist as a separate entity.

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

         During the third fiscal quarter, ending June 30, 2004, the Company continue to focus its efforts to commercialize the mineral holdings of its wholly owned subsidiary, Clean Age Minerals, Inc. However, while these efforts take hold, the Company continued to rely on its energy sector to provide essentially all of the Company's operating revenues for the quarter. Operations relating to the Company's timber segment remained at nominal levels for the period ending June 30, 2004.

         The Company's performance during the third quarter remained dependent on its revenues derived from the production and sale of oil and natural gas. The operating results from this segment are influenced by a variety of factors that are beyond the control of management. The variability of the demand for and the pricing of crude oil and natural gas within the Company's operating areas as well as the pricing and availability of quality vender services all impact the attainable results of the Company and its competitors. During the quarter ended June 30, 2003, the Company's energy segment's performance, as measured by its direct operating cash flows, declined slightly (2%) as compared to the prior year's period. These results were directly influenced by significant reductions in the Company's ability to secure competent oil field services. The demand for quality service contractors far out exceeded the existing supply within the Company's operating areas resulting in extended well downtime during the period. The negative impact of these shortages was partially offset by a continuation of favorable energy product prices, the Company's ability to stabilize production levels from the remaining active producing wells and the continuation of the successful well operating cost control measures of the Company's subsidiaries involved within the oil and gas sector.

         During the quarter, the Company continued to invest capital and manpower resources into the ongoing development of the technical and operational platforms required to effectively monetize the three plus (3+) billion tons of industrial minerals controlled by Clean Age Minerals, Inc., the Company's wholly owned subsidiary. These efforts were "geared" to addressing the various factors associated with the acceptance of each of the minerals and the development stage of the respective deposits.

         Clean Age's efforts during the quarter relative to its New Mexico Calcium Carbonate (Travertine) deposit were focused on capitalizing on the extraction operations that were initiated earlier in the fiscal year. During the period, "raw product" inventories were maintained at levels sufficient, when coupled with extraction capabilities to sustain an active sale program in the "commodity stone" markets. Sales volumes have begun to improve as awareness and acceptance of the Company's stone within the regional market place is enhanced. As of June 30, 2003, Clean Age has recorded only nominal revenues from the sale of stone product under its initial contracts.

         The Company is continuing to pursue opportunities to introduce its Calcium Carbonate material into other product applications other than those currently being serviced.

         Relative to its Sierra Kaolin(TM) deposit in New Mexico, the Company focused on developing a commercially viable processing method during the quarter. This ongoing process work was complimented by efforts to identify and target potential end-users for the Company's Sierra Kaolin(TM) products in various industries such as the paper, paint, adhesive and specialty industries. The Company believes that these efforts have lead to key innovative proprietary process methodologies for its Sierra Kaolin (TM). During the period, the Company was also involved in preparing "application specific" product samples for submittal to potential clients. Indications are that the potential size of the North American market for Kaolin is in excess of five (5) million tons annually.

         To facilitate the introduction of its Sierra Kaolin(TM) products the Company stepped up its investigations of various potential private and public financing sources to fund the construction of a processing facility capable of producing a suite of Sierra Kaolin (TM) products meeting the specific needs of the various industry applications.

         In addition to its efforts to independently introduce its Sierra Kaolin(TM) products, the Company has entered into a Confidentiality and Non-Circumvention Agreement and Memorandum of Understanding with another entity with the goal of establishing a potential long-term relationship that will serve as the framework for the mining, processing and distribution of the Company's Sierra Kaolin(TM).

         The Company considers this effort key to the success of its Sierra Kaolin(TM) commercialization strategy and intends to pursue them aggressively to facilitate the introduction of its Sierra Kaolin(TM) at the earliest practical time.

         The Company has continued to support the efforts of various independent engineering firms to evaluate and confirm the various applications for Clean Age Minerals' Patented CA Series Products, Certain of these tests produced results which have been highly favorable to date, in areas such as the treatment of bio-organic, agricultural and petro-chemical waste streams. The Company introduced its Patented CA-Series based ReNuGen (TM) product as a direct result of these ongoing efforts.

         In addition, to its use as a component in the Company's Patented CA-Series products, Clean Age Minerals is continuing its investigations of various potential alternate applications for the one and half (1.5) billion tons of high quality Zeolite under its control. The Company believes that the composite market potential for its base Zeolite and Patented CA-Series products is well in excess of one (1) million tons annually, once market acceptance is established.

         As a result of the general progress made regarding the market potential of the minerals and Patented CA Series Products, the Company remains optimistic on the potential for material sales of its minerals and Patented CA Series Products and looks forward to their economic impact on the Company.

         Within the Company's timber segment, operations during the quarter were limited. The Company is currently assessing the various resource requirements necessary to effectively participate in this segment in light of its other activities.

         For the three-month period ending June 30, 2004, total Company revenues decreased by $69,536 (15%) while direct operating expenses decreased by $19,876 (4%) as compared with the same quarter last year. The decrease in revenues during the period is directly attributable to the loss of production resulting from increased well downtime do to the limited availability of quality third oilfield service and equipment contractors during the fiscal quarter. The negative impact of the production declines was offset by improvement in product prices for our oil and gas sales volume and reductions in direct well operating costs. For the period ending June 30, 2004, the Company recorded a net loss of $413,670 as compared to $488,035 for the period ending June 30, 2003. The current quarter's book loss represents an improvement of $73,365 or 15% over the prior year's period and includes non-cash charges of $384,820. These non-cash charges amount to roughly 93% of the recorded loss for the period. A key factor that impacted the Company's financial performance during the quarter was a significant reduction ($178,154) in the interest expense recorded during the period. This decrease is the direct result of the Company's successful restructuring of certain of its debt obligations at the end of the first quarter of fiscal year 2004 and should have an ongoing favorable impact throughout the remainder of the current and subsequent fiscal years. Corporate administrative costs for the quarter ending June 30, 2004 were $224,280. This represents an increase of 15% from the prior year's period and is a direct result of Company's increase in activities year to year.

Item 3.     Controls and Procedures

            Sarbanes-Oxley Act

         On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 ("SOX"). The SOX is the first major revision to the securities laws since the enactment of the Securities Act of 1933 and the Securities and Exchange Act of 1934. The SOX, promulgated in large part in response to the collapse of Enron/Worldcom demise, covers a variety of measures all of which will not be covered here.

         The SOX is applicable to all publicly traded reporting companies no matter how small or large. The SOX provides for additional controls such as the chief executive officer's certificate regarding the accuracy of the Company's financial statements and providing for a criminal penalty for making a false statement to the certification by an executive officer that the financial statements do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which the statement were made, not misleading with respect to the period covered by the annual report. The certification also requires that the executive officer of the company certify that the financial statements and other materials presented in the annual report fairly present all material respects the financial condition, results of operations and cash flows of the Company as of and for the periods covered by the annual report. This requirement exceeds the previous requirement that the financial statements merely be presented in accordance with generally accepted accounting principles.

         The Company believes that it has historically provided its financials in this fashion, having separately reported and presented each segment of the Company's business for the past few years.

         The SOX also suggests but does not presently require that a "Disclosure Committee" be established. This committee would consider the materiality of information and determine disclosure obligations on a timely basis. This committee would, in essence, become the Company's "watchman" for public disclosures. The Company has not, as of the date of this annual report, established such a committee. The Company has only six employees, and three independent directors. All parties are intricately involved in the decision making processes at the Company and no disclosure or decision not to disclose information is made without the input of inside management, counsel and at least one, if not more, independent directors. At such time as the Company changes its method of operation and/or increases the number of employees, it will reconsider the creation of a "Disclosure Committee."

         Because the drafting and approval of all the Company's reports is a collective process, the suggestions of the SOX to establish Disclosure Committees, a Disclosure Controls Monitor, conduct internal drafting sessions, distribution of draft reports and dealing with internal trading policies are presently either not applicable or are already implemented, have been and are part of the Company's operating procedures.

         The SOX also provides for certain controls on auditors and the accounting industry. The Company only utilizes its auditors for auditing purposes. As such, the Company feels that it is and will be in full compliance with the final regulations promulgated by the Securities and Exchange Commission ("SEC") under the SOX.

         The SEC has acknowledged that a "one-size fits all" approach to establishing effective disclosure controls and procedures and has not prescribed any specific disclosure controls and procedures. Rather, the SEC expects "each company to develop a process that is consistent with its business and internal management and supervisory practice." The Company believes that it has fully complied with the intent of the SOX and Regulations promulgated by the SEC.

PART II.    OTHER INFORMATION

Item 1.     None

Item 2.     Change in Securities.

         There were no sales of securities by the registrant during the quarter ending June 30, 2004.

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

Item 3      None

            (See Note 10 to the Company's Financial Statements)

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


                                            DALECO RESOURCES CORPORATION


Dated:  August 12, 2004             By:  /S/ Gary J Novinskie
                                         --------------------
                                         Gary J. Novinskie, President


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          DALECO RESOURCES CORPORATION


Date:  August 12, 2004                   /S/ Gary J. Novinskie
                                         ---------------------
                                         Gary J. Novinskie
                                         President and Director


Date: August 12, 2004                    /S/ Dov Amir
                                         --------------------
                                         Dov Amir
                                         Chief Executive Officer and Chairman of
                                         the Board of Directors