Form 10QSB/A
period 2002-12-31
DALECO RESOURCES CORP
filed 2004-12-02
CIK 746967

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 SECOND AMENDED
                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002
                               -----------------

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the transition period from __________________ to ______________

Commission File Number 0-12214
                       -------

                          DALECO RESOURCES CORPORATION
              ----------------------------------------------------
              Name of small business issue as specified in Charter

Nevada                                      23-2860734
------                                      ----------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

120 North Church Street
West Chester, Pennsylvania 19380                    (610) 429-1258
-----------------------------------------           --------------
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


                          DALECO RESOURCES CORPORATION


Dated: November 18, 2004            By:     /s/ Gary J. Novinskie
                                       -----------------------------------------
                                            Gary J. Novinskie, President


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          DALECO RESOURCES CORPORATION


Date: November 18, 2004                  /s/ Gary J. Novinskie
                                    --------------------------------------------
                                    Gary J. Novinskie
                                    President and Director


Date: November 22, 2004                  /s/ Dov Amir
                                    --------------------------------------------
                                    Dov Amir
                                    Chief Executive Officer and Chairman of the
                                    Board of Directors