Form 10QSB/A
period 2003-03-31
DALECO RESOURCES CORP
filed 2004-12-02
CIK 746967

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

Commission File Number 0-12214
                       -------

                          DALECO RESOURCES CORPORATION
              ----------------------------------------------------
              Name of small business issue as specified in Charter

Nevada                                      23-2860734
------                                      ----------
(State or other jurisdiction                (IRS Employer Identification Number)
 of incorporation or organization)

120 North Church Street
West Chester, Pennsylvania 19380                     (610) 429-1258
----------------------------------------------       --------------
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


                          DALECO RESOURCES CORPORATION


Dated: November 18, 2004            By:      /S/ Gary J Novinskie
                                            ------------------------------------
                                             Gary J. Novinskie, President


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