Form 10QSB/A
period 2003-06-30
DALECO RESOURCES CORP
filed 2004-12-02
CIK 746967

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

Commission File Number 0-12214

                          DALECO RESOURCES CORPORATION
  -----------------------------------------------------------------------------
              Name of small business issue as specified in Charter

Nevada                                             23-2860734
(State or other jurisdiction of                    (IRS Employer
incorporation or organization)                     Identification Number)

120 North Church Street
West Chester, Pennsylvania 19380                   (610) 429-1258
----------------------------------------           --------------
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


                                    DALECO RESOURCES CORPORATION


Dated:  November 18, 2004           By:      /S/ Gary J Novinskie
                                       ----------------------------------------
                                           Gary J. Novinskie, President


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          DALECO RESOURCES CORPORATION


Date: November 18, 2004                 /S/ Gary J. Novinskie
                                        ---------------------------------------
                                        Gary J. Novinskie
                                        President and Director


Date: November 22, 2004                 /S/ Dov Amir
                                        ---------------------------------------
                                        Dov Amir
                                        Chief Executive Officer and Chairman of
                                        the Board of Directors