Form 10QSB/A
period 2004-03-31
DALECO RESOURCES CORP
filed 2004-12-02
CIK 746967

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

Commission File Number 0-12214

                          DALECO RESOURCES CORPORATION
                          ----------------------------
              Name of small business issue as specified in Charter

Nevada                                                23-2860734
------                                                ----------
(State or other jurisdiction of                      (IRS Employer
incorporation or organization)                       Identification Number)

120 North Church Street
West Chester, Pennsylvania 19380                     (610) 429-1258
----------------------------------------             --------------
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


                          DALECO RESOURCES CORPORATION


Dated:  November 18, 2004           By: /s/ Gary J. Novinskie
                                        -------------------------------------
                                        Gary J. Novinskie, President


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