Form 10KSB/A
period 2002-09-30
DALECO RESOURCES CORP
filed 2004-12-10
CIK 746967

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FIRST AMENDED
                                   FORM 10-KSB

(X) ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the fiscal year ended September 30, 2002.
                          -------------------

( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the transition period from _______________________ to ______________________

Commission File Number 0-12214
                       -------

                          DALECO RESOURCES CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

            NEVADA                                       23-2860734
-------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

                             120 North Church Street
                         West Chester Pennsylvania 19380
                    ----------------------------------------
                    (Address of Principal Executive Offices)

Issuer's telephone number: (610) 429-0181
                           --------------


Securities registered under Section 12 (b) of the Exchange Act: None
                                                               ------

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

Number of shares outstanding of the issuer's Common Stock as of December 31, 2002: 21,101,630

Number of shares outstanding of the issuer's Series A preferred stock as of December 31, 2002: 8,000

Number of shares outstanding of the issuer's Series B preferred stock as of December 31, 2002: 375,000

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Registrants Definitive Proxy Statement.
Transitional Small Business Disclosure Format:       YES X    NO
                                                        ---     ---

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


Dated: November 18, 2004                    By: /s/ Gary J. Novinskie
                                                ----------------------------
                                                Gary J. Novinskie, Director,
                                                President, COO


Dated: November 22, 2004                    By: /s/ Dov Amir
                                                -------------------------------
                                                Dov Amir, Chairman of the Board
                                                of Directors, and Chief
                                                Executive Officer


Dated: November 18, 2004                    By: /s/ H. Paul Pryor
                                                -------------------------------
                                                H. Paul Pryor, Director


Dated: November 29, 2004                    By: /s/ Robert E. Martin
                                                -------------------------------
                                                Robert E. Martin, Director


Dated: December 16, 2004                    By: /s/ Alfonso Knoll
                                                -------------------------------
                                                Alfonso Knoll, Director


Dated: November 30, 2004                    By: /s/ John Gilbert
                                                -------------------------------
                                                John Gilbert, Director

                                 CERTIFICATION

         I, Gary J. Novinskie, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Daleco Resources Corporation for Fiscal Year 2002.

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

Date: November 18, 2004                   /s/ Gary J. Novinskie
                                          -------------------------------------
                                          Gary J. Novinskie
                                          President and Chief Financial Officer

                                  CERTIFICATION

         I, Dov Amir, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Daleco Resources Corporation for Fiscal Year 2002.

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

Date: November 22, 2004                              /s/ Dov Amir
                                                     -----------------------
                                                     Dov Amir
                                                     Chief Executive Officer

In connection with the Yearly Report of Daleco Resources Corporation (the "Company") on Form 10-KSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on January 9, 2003 (the "Report"), I, Gary J. Novinskie, President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                                          /s/ Gary J. Novinskie
                                          -------------------------------------
                                          Gary J. Novinskie
                                          President and Chief Financial Officer
                                          November 18, 2004

In connection with the Yearly Report of Daleco Resources Corporation (the "Company") on Form 10-KSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on January 9, 2003 (the "Report"), I, Dov Amir, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (3) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (4) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                                                   /s/ Dov Amir
                                                   -------------------------
                                                   Dov Amir
                                                   Chief Executive Officer
                                                   November 22, 2004