Form 10KSB/A
period 2003-09-30
DALECO RESOURCES CORP
filed 2004-12-10
CIK 746967

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

For the transition period from __________________ to ______________________

Commission File Number  0-12214
                        -------

                          DALECO RESOURCES CORPORATION
                          ----------------------------
                 (Name of small business issuer in its charter)

             NEVADA                                      23-2860734
             ------                                      ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                             120 North Church Street
                         West Chester Pennsylvania 19380
                         -------------------------------
                    (Address of Principal Executive Offices)

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

                    Applicable only to Corporate Registrants
                    ----------------------------------------

Number of shares outstanding of the issuer's Common Stock as of December 15, 2003: 28,057,975
Number of shares outstanding of the issuer's Series A preferred stock as of December 15, 2003: 8,000
Number of shares outstanding of the issuer's Series B preferred stock as of December 15, 2003: 310,000

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


                                 DALECO RESOURCES CORPORATION


Dated:  November 18, 2004      By: /s/ Gary J. Novinskie
                                   ---------------------------------------------
                                   Gary J. Novinskie, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: November 18, 2004      By:  /s/ Gary J. Novinskie
                                   ---------------------------------------------
                                   Gary J. Novinskie, Director, President, COO


Dated: November 22, 2004      By:  /s/ Dov Amir
                                   ---------------------------------------------
                                   Dov Amir, Chairman of the Board of Directors,
                                   and Chief Executive Officer


Dated: November 18, 2004      By:  /s/ H. Paul Pryor
                                   ---------------------------------------------
                                   H. Paul Pryor, Director


Dated: November 29, 2004      By:  /s/ Robert E. Martin
                                   ---------------------------------------------
                                   Robert E. Martin, Director


Dated: December 6, 2004       By:  /s/ Alfonso Knoll
                                   ---------------------------------------------
                                   Alfonso Knoll, Director


Dated: November 30, 2004      By:  /s/ John Gilbert
                                   ---------------------------------------------
                                   John Gilbert, Director

                                  CERTIFICATION


         I, Gary J. Novinskie, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Daleco Resources Corporation for Fiscal Year 2003.

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

Date: November 18, 2004                /s/ Gary J. Novinskie
                                       -------------------------------------
                                       Gary J. Novinskie
                                       President and Chief Financial Officer

                                  CERTIFICATION


         I, Dov Amir, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Daleco Resources Corporation for Fiscal Year 2003.

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

Date: November 22, 2004               /s/ Dov Amir
                                      -------------------------------------
                                      Dov Amir
                                      Chief Executive Officer

In connection with the Yearly Report of Daleco Resources Corporation (the "Company") on Form 10-KSB for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on January 14, 2004 (the "Report"), I, Gary J. Novinskie, President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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


                                      /s/ Gary J. Novinskie
                                      -------------------------------------
                                      Gary J. Novinskie
                                      President and Chief Financial Officer
                                      November 18, 2004

In connection with the Yearly Report of Daleco Resources Corporation (the "Company") on Form 10-KSB for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on January 14, 2004 (the "Report"), I, Dov Amir, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (3) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (4) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                                      /s/ Dov Amir
                                      -------------------------------------
                                      Dov Amir
                                      Chief Executive Officer
                                      November 22, 2004