Form 10KSB/A
period 2003-09-30
DALECO RESOURCES CORP
filed 2005-01-12
CIK 746967

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                SECOND AMENDMENT
                                   FORM 10-KSB

(X) ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the fiscal year ended September 30, 2003.

( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from __________________________ to ___________________

Commission File Number  0-12214
                        -------

                          DALECO RESOURCES CORPORATION
                          ----------------------------
                 (Name of small business issuer in its charter)

             NEVADA                                      23-2860734
---------------------------------           ------------------------------------
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
                                                        Yes     No  X
                                                            ---    ----

State issuer's revenues for its most recent fiscal year:      $1,641,846

Aggregate market value of voting common stock held by non-affiliates of registrant based upon the average bid and asked closing sale price on December 15, 2003: $26,655,076.

                    Applicable only to Corporate Registrants
                   ------------------------------------------

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Registrants Definitive Proxy Statement.
Transitional Small Business Disclosure Format:              YES X     NO ___
                                                               ---

                                     PART I

ITEM 1:  DESCRIPTION OF BUSINESS

GENERAL

         Daleco Resources Corporation (the "Company") is a natural resources holding company whose subsidiaries are engaged in the exploration, development and production of oil and gas properties, the sale of forest products and the development and sale of naturally occurring minerals, and patented products utilizing the Company's minerals. The Company's wholly owned subsidiaries include Westlands Resources Corporation, Sustainable Forest Industries, Inc., Deven Resources, Inc., DRI Operating Company, Inc., Tri-Coastal Energy, Inc., Tri-Coastal Energy, L.P., Clean Age Minerals, Incorporated, CA Properties, Inc., The Natural Resources Exchange, Inc. and 16/6, Inc. Deven Resources, Inc. is the managing general partner of Deerlick Royalty Partners, L.P.

         Pursuant to a vote at the Annual Meeting of Shareholders on February 28, 2002, the Company changed its state of incorporation from Delaware to Nevada. This was effected through the merger of Daleco Resources Corporation, a Delaware corporation ("Old Daleco"), with and into Daleco Resources Corporation of Nevada, a Nevada corporation (`New Daleco"). The merger was consummated as of March 26, 2002. The Articles of Incorporation of New Daleco provide for authorized capital stock of 50,000,000 shares of common stock and 20,000,000 shares of preferred shares. The Bylaws of Old Daleco became the Bylaws of New Daleco, as amended to reflect the laws of the State of Nevada. Under the Articles of Merger filed with the Secretary of State of Nevada, the name of New Daleco was changed to Daleco Resources Corporation.

         Daleco, through its wholly owned subsidiary, Westlands Resources Corporation, a Nevada corporation, acquired a number of interests in oil and gas properties located in the State of Texas from entities owned or controlled by Mr. Amir, the Chairman of the Board of Directors and Chief Executive Officer of the Company, and his former partner, Mr. Louis Erlich. Other interests in these properties have been acquired as a result of the failure of non-affiliated working interest owners to maintain their interest in the properties by failing to pay their share of costs associated with the operation of the oil and gas properties. All of Westlands Resources Corporation's oil and gas properties owned as of August 1997 were transferred to Tri-Coastal Energy, L.P. in 1997 to facilitate a loan from Heller Financial, Inc., now GE Capital ("Heller Loan"). Daleco does not refine any crude oil or market, at retail, any oil or petroleum products. Daleco does not own any drilling rigs. All of its drilling activities are performed by independent drilling contractors on a contract basis.

         Sustainable Forest Industries, Inc., a wholly owned subsidiary, a Nevada corporation, owns timber rights in Guyana covering approximately 6,000 acres. Sustainable Forest Industries, Inc. contracts with third parties to harvest and mill its woods. Sustainable Forest Industries, Inc. sells forest products under the HeartDex(TM) trademark.

         Clean Age Minerals Incorporated, a Nevada corporation, was acquired on September 19, 2000, by Daleco through a merger with Daleco's subsidiary, Strategic Minerals, Inc., a Nevada corporation. Clean Age Minerals, Incorporated ("CAMI") through its subsidiary, CA Properties, Inc., owns fee and leasehold interests containing non-metallic minerals in the States of Texas, New Mexico and Utah. CAMI mines its minerals through the use of contract miners. CAMI also owns a patented process, utilizing many of the minerals owned or under lease to CAMI, for the cleansing, decontamination and remediation of air, water and soils.

         Under the Heller Loan, Tri-Coastal's Texas and Oklahoma properties are fully pledged as security for the Heller Loan. The Heller Loan documents prohibits these oil and gas properties for being hypothecated for any other purpose. On July 31, 2002 but effective July 1, 2002, Tri-Coastal sold its oil and gas properties in Potontoc County, Oklahoma, consisting of 11 gross wells and 1.08 net wells. At the request of Heller, Tri-Coastal advertised its oil and gas properties for sale Madison Energy Advisors, Inc. to assist it in the sale of these properties. The Heller Loan is non-recourse to the Company. As of December 30, 2003, the Heller Loan was sold to Sonata Investment Company, Ltd. Tri-Coastal and Sonata have entered into an Amended and Restated Loan Agreement. See Note 10(a) to the Company's financials.

         Deven Resources, Inc. ("DRI") served as the managing general partner of Developing Energy Partners I, L.P. from its inception until dissolved in December 2001. Developing Energy sold all of its assets on September 28, 2001 with an effective date of January 1, 2001. DRI Operating Company, Inc. ("DRIOC"), a wholly-owned subsidiary of DRI, owned a one percent interest in and managed 127 wells on behalf of Developing Energy in the State of West Virginia and the Commonwealth of Pennsylvania. As part of the sale of the assets of Developing Energy, DRIOC swapped its interest in certain wells in West Virginia and Pennsylvania for working interests in wells acquired by the purchaser of Developing Energy's West Virginia and Pennsylvania properties. As a result of this sale and "swap" DRIOC ceased performing as operator for all but nine (9) of the wells previously owned by Developing Energy Partners. DRI wound up the operations of another partnership for which it was the general partner, Deerlick Creek Partners, as a result of the sale of that partnerships interest in 57 wells in the State of Alabama. DRI remains the general partner of Deerlick Royalty Partners, a Delaware limited partnership holding, overriding royalty interests in the Deerlick coalbed methane field, Tuscaloosa, Oklahoma.

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

         MINERAL INTERESTS

         The mining and marketing of non-metallic minerals is highly competitive, however, Daleco believes that the locations and quality of its mineral deposits coupled with its Master Distribution and Marketing Agreement with Sumitomo Corporation of America ("Marketing Agreement") (see Marketing Agreement below) will benefit its future development and sales efforts. Daleco's ability to develop these mineral deposits will be dependent on its success in bringing in a strategic partner with experience in or a demand for a specific mineral, raising capital through third parties, or utilization of its Equity Line of Credit. The Marketing Agreement is for an initial term of ten (10) years with automatic twenty (20) year extensions. The Marketing Agreement vests in Sumitomo Corporation of America the exclusive right to market Daleco's minerals, potential products and timber in the United States, Canada, Mexico and Japan.

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

CUSTOMERS

         The following table identifies the Company's customers who purchased in excess of ten percent (10%) of the Company's oil or gas during the fiscal year ended September 30, 2003.


PRODUCTION AREA OF OPERATION                  NAME OF LOCATION OF PURCHASER                                       PERCENTAGE
-------------------------------------         -----------------------------------------------------------         ----------
TEXAS                 Oil Production          Gulfmark Energy                    Houston, Texas                          99%

                      Gas Production          ETC Pipeline  (Aquila Southwest    San Antonio, Texas                      58%
                                              Pipeline Corp).(1)

                      Gas Production          Devon Gas Services (Mitchell Gas   Houston, Texas                          38%
                                              Marketing Services)(2)

PENNSYLVANIA          Gas Production          Dominion (Peoples) Gas Corp.       Pittsburgh, Pennsylvania               100%

WEST VIRGINIA         Gas Production(3)       Volunteer Energy Services, Inc.    Columbus, OH                            98%

OKLAHOMA              Oil Production          Sand Point                         Oklahoma City, Oklahoma                 10%

                      Oil Production          Tri-Power Resources                Ardmore, Oklahoma                       90%

                      Gas Production          Sand Point                         Oklahoma City, Oklahoma                  8%

                      Gas Production          Tri-Power Resources                Ardmore, Oklahoma                       92%


(1) A portion of Daleco's production of gas from its wells in the Giddings Field (presently 20 wells) is sold to ETC Pipeline, pursuant to a long term contract expiring January 31, 2010, which covers a number of Daleco's Texas leases. Subject to various conditions, ETC has agreed to buy all of Daleco's gas produced from the Giddings Field. Daleco receives eighty percent (80%) of the weighted average monthly sales price for liquid products extracted from gas delivered and eighty percent (80%) of the resale prices for dry gas. Prices received by Daleco are subject to deductions for taxes, compression and similar charges.


(2) Gas production from the remaining wells in the Giddings Field is sold to Devon Gas Services. The effect of these contracts is that gas is sold at a market base price, which may be adjusted by the purchaser. If Daleco disagrees with a price adjustment, the sales contract may be terminated by Daleco or the purchaser.


(3) Gas production from Daleco's Appalachian Basin properties are sold under contracts which are tied to a percentage of the sale price of the gas by the purchaser.


         Daleco does not believe that the loss of any one of these customers would have a material adverse effect upon Daleco's revenues, since there are numerous purchasers of oil and gas in the areas in which Daleco operates.

PRODUCTION

         The following table summarizes the Company's net oil and gas production for the periods indicated, shown in barrels (Bbls) and thousand cubic feet
(Mcf), and the weighed average sales prices for the periods indicated.

                                                       FISCAL YEAR ENDED
                                                          SEPTEMBER 30
                                                   ------------------------
                                                      2003          2002
                                                   ---------      ---------
             TEXAS:
               Oil (Bbls)                            14,562         22,807
               Gas (Mcf)                            111,500         86,157
               Average Bbls/day                          40             62
               Average Mcf/day                          305            236

             PENNSYLVANIA:
               Gas (Mcf)                              8,646          9,018
               Average Mcf/day                           24             25

             WEST VIRGINIA:
               Gas (Mcf)                             28,331         20,078
               Average Mcf/day                           78             56

             OKLAHOMA(1):
               Oil (Bbls)                             3,389          3,952
               Gas (Mcf)                             11,513         12,060
               Average Bbls/day                           9             11
               Average Mcf/day                           32             33

             TOTALS:
               Oil (Bbls)                            17,951         26,759
               Gas (Mcf)                            159,990        127,313
               Average Bbls/day                          49             73
               Average Mcf/day                          438            349

----------
(1) 11 gross and 1.08 net wells in Potontoc County, Oklahoma were sold as of July 1, 2002.

         The following table summarizes for the periods indicated the average price per barrel (bbls) of oil, the average price per thousand cubic feet ("Mcf") of natural gas and the average production (lifting) costs per barrel of oil and per Mcf of gas produced. In determining the price received by the Company and costs incurred, all expenses of operation have been attributed to Daleco's working interests and the revenues are attributed to Daleco's net revenue interests. For the purpose of determining MCF Equivalents ("MCFE") one barrel of oil has been converted to gas at the rate of 1 barrel per 6 Mcf.

                                                                          FISCAL YEAR ENDED
                                                                             SEPTEMBER 30
                                                                         ---------------------
                                                                          2003           2002
         ----------------------------------------------------            -------       -------
         TEXAS
           Average Sale Price Per Bbl                                    $28.31         $19.00
           Average Sale Price Per Mcf                                      4.82           3.24
           Average Production Cost Per Gas Equivalent (MCFE)               2.02           2.52

         PENNSYLVANIA
           Average Sale Price Per Mcf                                      4.89           3.41
           Average Production Cost Per Gas Equivalent (MCFE)               0.68           1.70

         WEST VIRGINIA
           Average Sale Price Per Mcf                                      5.12           2.84
           Average Production Cost Per Gas Equivalent (MCFE)               1.10           1.47

         OKLAHOMA(1)
           Average Sale Price Per Bbl                                     29.12          21.10
           Average Sale Price Per Mcf                                      3.77           2.33
           Average Production Cost Per Gas Equivalent (MCFE)               3.19           2.22

         COMBINED PROPERTIES
           Average Sale Price Per Bbl                                     28.71          20.39
           Average Sale Price Per Mcf                                      4.77           3.53
           Average Production Cost per Gas Equivalent (MCFE)               2.48           2.28

----------

(1) 11 gross wells (1.08 net wells) located in Potontoc County, Oklahoma were sold as of July 1, 2002. The average price per barrel of oil for these wells was $20.57.

WELLS AND ACREAGE

         The following tables set forth certain information as of September 30:

                                   GROSS WELLS                          NET WELLS
                             -------------------------          -------------------------
WELL COUNT                     2003              2002             2003             2002
--------------------        ----------       ---------          ---------        --------
Texas                             30               30             17.65            17.65
Pennsylvania                       2                2              2.00              2.0
West Virginia                      7                7              2.41             2.41
Oklahoma(1)                       69               75              9.28             9.28
                              ------           ------            ------           ------
Total                            108              108             31.31            31.31
                              ------           ------            ------           ------

                                  GROSS ACRES                            NET ACRES
                            --------------------------           ------------------------
DEVELOPED ACREAGE              2003              2002              2003             2002
--------------------        ----------       ---------          ---------        --------
Texas                          4,456            4,456             1,415            1,415
Pennsylvania                   1,280            1,280             1,280            1,280
West Virginia                  2,480            2,480               693              693
Oklahoma (1)                   2,013            2,013               304              304
                              ------           ------            ------           ------
Total                         10,229           10,229             3,710            3,710
                              ------           ------            ------           ------

                                     GROSS ACRES                         NET ACRES
                               ------------------------          -------------------------
UNDEVELOPED ACREAGE            2003             2002              2003             2002
--------------------        ----------       ---------          ---------        --------
Texas                          1,357            1,357             1,264            1,264
Pennsylvania                   4,818            4,818             4,818            4,818
West Virginia                  2,997            2,997               920              920
Oklahoma(1)                    1,790            1,790               194              194
                              ------           ------            ------           ------
Total                         10,962           10,962             7,196            7,196
                              ------           ------            ------           ------

----------

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

-------------------------------------------------------------------------------------------------------
                                 EXPLORATORY WELLS
YEAR DRILLED                                           PRODUCERS         DRY HOLES           TOTAL
-------------------------------------------------------------------------------------------------------
2003                                                      0                 0                0
2002                                                      0                 0                0


-------------------------------------------------------------------------------------------------------
                                 DEVELOPMENT WELLS
-------------------------------------------------------------------------------------------------------
2003                                                      0                 0                0
2002                                                      0                 0                0

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

         The figures for the Company's Texas and Oklahoma properties were taken from a reserve report dated as of May 1, 2003 prepared by Netherland, Sewell & Associates, Inc., independent petroleum engineers with the figures extrapolated through and as of September 30, 2003 utilizing constant product prices in accordance with reporting requirements. Reserve estimates for Daleco's Appalachian properties were computed by Daleco's in-house staff extrapolated from primary reserve reports and adjusted based upon internally generated decline curves for each well.


NET RESERVES

                                                                  YEAR ENDED RESERVES
                                                                      SEPTEMBER 30,
                                                                --------------------------
       PROVED DEVELOPED RESERVES                                  2003             2002
       ----------------------------------                       ---------        ---------
       C X C (BBLS)
         Texas                                                   34,033           44,150
         Oklahoma(1)                                              5,215           14,983
         Pennsylvania                                                 0                0
         West Virginia                                                0                0
                                                               --------         --------
         Total                                                   39,248           59,133

       GAS (MCF)
         Texas                                                  257,878          272,611
         Oklahoma(1)                                             21,372           27,926
         Pennsylvania                                            39,375           47,440
         West Virginia                                          139,825          133,167
                                                               --------         --------
         Total                                                  458,450          481,144


----------
(1) Effective July 1, 2002 (fiscal year 20002), the Company sold 11 gross (1.08 net) wells in Potontoc County, Oklahoma. These were primarily marginal wells whose production covered operating costs.


                                                                                 YEAR END RESERVES
                                                                                    SEPTEMBER 30,
                                                                            -----------------------------
                      PROVED, UNDEVELOPED RESERVES                               2003             2002
                      -----------------------------                          ------------      ----------
                      C X C (BBLS)
                        Texas                                                  291,305          582,782
                        Oklahoma(1)                                                  0                0
                        Pennsylvania                                                 0                0
                        West Virginia                                                0                0
                                                                             ---------        ---------
                        Total                                                  291,305          582,782

                      GAS (MCF)
                        Texas                                                2,220,894        3,425,704
                        Oklahoma(1)                                                  0                0
                        Pennsylvania                                                 0                0
                        West Virginia                                                0                0
                                                                             ---------        ---------
                        Totals                                               2,220,894        3,425,704

----------
(1) Effective July 1, 2001(fiscal year 2002), 11 gross wells (1.08 net wells) in Potontoc County, Oklahoma were sold. These wells were mere marginal stringer wells.

All of the above stated reserves are located on-shore within the United States.

ESTIMATED FUTURE NET REVENUES AND PRESENT WORTH

         Estimated future net revenues of Daleco's net oil and gas reserves at the date indicated and the present worth thereof employing a ten percent (10%) discount factor is set forth in the following tabulation:

             FUTURE NET REVENUES
             SEPTEMBER 30                                            2003             2002
             --------------------------------------                ----------       ----------
             Proved Oil and Gas Reserves                           11,523,700       13,765,500
             Proved Developed Oil and Gas Reserves                  1,664,300        1,195,800

             PRESENT WORTH
             SEPTEMBER 30                                             2003             2002
             --------------------------------------                ----------       ----------
             Proved Oil and Gas Reserves                            7,272,300        8,533,600
             Proved Developed Oil and Gas Reserves                  1,145,800          895,400

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

MARKETING AND PRODUCTION:  MINERAL PROPERTIES AND TIMER

         CLEAN AGE MINERALS, INCORPORATED INTERESTS

The reserves of the mineral deposits owed by CA Properties, Inc., a wholly owned subsidiary of Clean Age Minerals, Inc., were evaluated and estimated by Leroy E. Kissinger, an independent professional geologist and are outlined below:


                                                                                                 INFERRED
                STATE                                MINERAL                                     TONNAGE
                --------------------                 -------------------------                 -------------
                Texas                                Zeolite                                   1,000,000,000
                Utah                                 Zeolite                                     500,000,000
                New Mexico                           Calcium Carbonate                         1,300,000,000
                New Mexico                           Kaolin                                      200,000,000(1)
                                                                                               -------------
                                                                                               3,000,000,000

----------
(1) In Fiscal Year 2003, CA Properties, Inc. filed approximately 23 Federal mining claims covering 1,875+/- acres immediately adjacent to and surrounding its existing kaolin deposit in New Mexico. The Company has not tested this acreage for additional reserves of kaolin beyond those associated with its based claim holdings of 800 acres, but will do so as development of its kaolin deposit progresses.

         MINING

         The Company's minerals are mined by third party contractors engaged by CAMI. The Company does not conduct any mining activities of its own.

         MARKETING

         The marketing of the Company's minerals is covered by the Company's Marketing Agreement with Sumitomo Corporation of America. Additionally, the offices of CAMI also market, in coordination with Sumitomo Corporation of America, the minerals.

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

         Under the marketing agreement, Daleco will have the responsibility to mine, cut and/or manufacture Clean Age Minerals Incorporated's patented products and/or Sustainable Forest's timber. Daleco will work with Sumitomo Corporation of America in the development of markets and marketing materials. Sumitomo Corporation of America has the principal duty and obligation to diligently market the minerals, timbers and Clean Age Minerals Incorporated's patented products.

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

         We believe that the marketing agreement will allow Daleco to take advantage of Sumitomo Corporation of America's extensive marketing and sales expertise and is viewed to be highly beneficial to the future success of Daleco.

GOVERNMENT REGULATIONS

         OIL AND GAS

         In most, if not all, areas where Daleco conducts activities, there are statutory provisions regulating oil and gas operations. These provisions allow administrative agencies to promulgate regulations in connection with the development, production and sale of oil and gas, and to establish allowable rates of production.

         Daleco's activities are subject to laws and regulations relating to environmental quality and pollution control. Although the cost of compliance with such legislation and regulations has not been material to date, such laws and regulations could substantially increase the cost of carrying on these activities and could prevent or delay the commencement or continuance of a given operation. Daleco believes that existing legislation and regulations have had no material adverse effect on its present method of operations. In the future, federal, state and local environmental controls may require Daleco to make significant expenditures, but neither the probability nor the magnitude of the expenditures, if any, can be predicted.

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

         MINERAL INTERESTS

         Daleco's activities are subject to Federal and state laws and regulations relating to environmental quality and pollution control as well as safety rules as prescribed by Occupational Safety and Health Association. At present, Daleco does not intend to engage in mining activities of its own, but rather retain the services of outside contractors to carry out such activities. Daleco believes that such practices will result in substantial savings in the future. Daleco's contract miner for its calcium carbonate deposits in New Mexico has obtained mining permits covering a portion of the property. Most of CA Properties, Inc.'s mineral interests in New Mexico and Utah are on either Federal or land administered by the Bureau of Indian Affairs ("BIA"). As such, the Company must also comply with the rules and regulations imposed for the development of Federal mining leases or BIA leases. The Marfa Properties in Texas are on fee and leased acreage and are subject to Federal and state laws and regulations governing open pit extraction.

         TIMBER INTERESTS

         The Company is not directly engaged in actual harvesting operations on its concession in Guyana, South America, but utilizes local contractors and harvesting partners. As such it is not directly subject to rules and/or regulations governing such activities. The Company's harvesting plan for its timber concessions has been approved by the Forest Department of Guyana as a plan to promote the environmentally safe harvesting of trees.

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

         MINERAL INTERESTS

         All of the Company's mineral deposits are serviced by all weather paved or unpaved roads. The Marfa property, Marfa, Texas, is adjacent to a railroad line which can be utilized to transport minerals to market. The Oro Grande deposit is in close proximity to a railroad siding junction. The Utah zeolite and New Mexico Kaolin deposits also have access to rail lines but will require over-land transport prior to rail transport. Effective November 16, 2001, the Company entered into a Marketing Agreement with Sumitomo Corporation of America. Under this agreement, the Company has formed a joint venture with Sumitomo Corporation of America for the marketing of the Company's minerals and timber. (See Marketing Agreement above).

         TIMBER INTERESTS

         The transportation of the Company's Guyana woods is primarily by sea to a port closest to the buyer. Daleco primarily ships FOB Georgetown, Guyana. Marketing of Daleco's woods is done through Daleco's offices, by the president of SFI and over the Company's Natural Resource Exchange. Effective November 16, 2001, Daleco entered into a Marketing Agreement with Sumitomo Corporation of America. Under this agreement, Daleco has formed a joint venture with Sumitomo Corporation of America for the marketing of Daleco's minerals and timber. (See Marketing Agreement above).

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

         DALECO'S 16/6, INC.

         Effective July 7, 2001, Daleco acquired 16/6, Inc., a software development firm 16/6 had applied for a patent on its I(2) technology (Patent Pending No. 09/659641) however the patent application was denied. The I(2) technology covers the ability to extract certain text documentation from existing published documents from the Internet and micro-payments thereof.

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

         I(2) PATENT PENDING

         16/6, Inc. applied for a patent to cover its technology to extract certain text documentation from existing published documents from the Internet and micro payments therefore. The Company originally acquired 16/6, Inc. and the I(2) Patent Pending to assist in the development of its Natural Resources Exchange. At present, the Company is not developing its Natural Resources Exchange. The U.S. Patent and Trademark Office has preliminarily denied 16/6's patent application. The Company is currently evaluating whether to refile its application.

TRADEMARKS

         The Company has applied for Trademarks governing the CA Series of Products CA-1 through Ca-6. A Trademark is also being sought for the Company's "Re Nu Gen(TM)", a product used to enhance the efficacy of conventional municipal waste treatment plants.

EMPLOYEES

         At September 30, 2003, the Company had six full-time employees. Daleco employs the services of consulting scientist, geologists and engineers, as well as those of nonaffiliated operating companies which conduct the actual oil and gas field operations, mineral extraction/processing and timber harvesting. The Company operates its oil and gas wells in the States of West Virginia, Pennsylvania and Texas from its Pennsylvania and Los Angeles offices utilizing contract pumpers to perform actual field operations. The Company's non-operated wells are monitored primarily out of the Company's Pennsylvania office. The Company's mineral leases, fee interest and claims are operated by contract mining entities and are monitored by both its Pennsylvania office, and by the President of Clean Age Minerals, Incorporated who resides in Albuquerque, New Mexico. The Company's timber operations are operated by contract harvesters and mills and are monitored and overseen by both its Pennsylvania office and by the President of Sustainable Forest Industries who resides in Long Island, New York. The Company employs independent consultants regarding the development of its mineral and timber properties. The Company considers its relations with its consultants to be satisfactory.

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

         A description of Daleco's Oil and Gas Interests by state follows:

                  TEXAS

         Netherland, Sewell & Associates, Inc. of Dallas, Texas, an unaffiliated company, has been engaged by Tri-Coastal Energy, L.P.C at the request of Heller Financial, Inc., now GE Capital ("Heller"), to act as the contract operator of its oil and gas properties. Effective October 1, 1999, with the consent of Heller, Westlands became the operator of record of the Company's properties in Texas owned by Tri-Coastal Energy L.P. ("Texas Properties"). Netherland & Sewell has been retained to assist the Company to maximize the value of the Texas Properties. The Company expects to continue employing contract operators and/or consultants until the size of its operations justifies hiring the necessary staff. As a result of the sale of the Heller Loan to Sonata Investment Company, Ltd,, it is not certain at this time as to whether Tri-Coastal will continue to utilize the services of Netherland, Sewell & Associates, Inc.

                  AUSTIN CHALK TREND

         The Texas Properties are located in the Austin Chalk Trend. The Austin Chalk trend consists of the Austin Chalk, Buda, Georgetown and Edwards formations, extends for approximately 300 miles in length and 50 miles across, and encountered at depths of 5,500 to 18,000 feet. These reservoirs are generally of low permeability, and significant oil and gas production is generally obtained only by intersecting vertical fractures within the carbonate rocks. Historically, these formations were considered to be economically marginal except in areas where the rocks were highly fractured. In later years, stimulation by mechanical fracturing of the rock resulted in increasing hydrocarbon recoveries and extensive development of the trend. Recent developments using horizontal drilling techniques allow the wellbore to intersect, if present, a series of vertical fracture systems instead of a single one, thus resulting in higher rates of production and recoverable reserves, at the cost of a more expensive drilling effort. Whether an individual well will be economic, even if horizontally drilled, depends largely upon intersecting fractured portions of the formation, which cannot be predicted. Certain locales appear to contain more fracturing than others, and Daleco believes that its Texas leases are located in areas of better fracturing. It is not unusual for an individual well to produce as much as forty percent (40%) of the primary recoverable reserves during the first two years of production and the remainder over a period of ten to fifteen years. As a result of the Heller Financing, seven (7) existing vertical chalk wells were stimulated and three (3) laterals in its existing horizontal wells were drilled. As a result of Heller's notice that it would not fund additional funds under the Heller Loan Agreement, the Company's plans for development and redrilling of its Texas and Oklahoma properties was suspended indefinitely.

                  WEST VIRGINIA AND PENNSYLVANIA

                           Appalachian Basin

         The Company's hydrocarbon production in the State of West Virginia and the Commonwealth of Pennsylvania are in the producing zones of the Oriskany and Medina formations of the Appalachian Basin's Upper Devonian Section. Through its ownership in and management of its Developing Energy Partners I, L.P., (Developing Energy), Daleco had an undivided interest in 50 producing coal bed methane wells in the Blacklick Creek CBM Project located in Indiana County, Pennsylvania. These wells produced from multiple coal seams ranging in depth from 600 feet to 1,200 feet. The Blacklick Creek project held approximately 15,000 acres. Developing Energy controlled a 40% working interest in the project. Developing Energy sold its interests to the owner of the remaining 60% working interest on September 28, 2001, with an effective date of January 1, 2001.

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

         By Asset Purchase Agreement dated September 28, 2001 but effective January 1, 2001, Developing Energy sold all of its interest in its 40 Pennsylvania and West Virginia wells to a non-affiliated entity. To facilitate the sale, DRI Operating Company, Inc., agreed to "swap" working interests in wells owned by each entity in West Virginia and Pennsylvania. Following the "swap", DRI Operating Company now has working interests in nine (9) wells in West Virginia for which it acts as operator.

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

TITLE TO OIL AND GAS PROPERTIES

         Daleco's interests in producing and non-producing acreage are in the form of direct or indirect interests in leases. Each of its properties are subject to customary royalty interests in amounts prevailing in the area in which the oil and gas lease was taken, overriding royalty interests, liens incident to operating agreements, liens for current taxes and other burdens and mineral encumbrances and restrictions. Daleco believes that none of these burdens materially interferes with the use of such properties, in the operation of Daleco's business or the profitability of Daleco's investment therein.

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

SALE OF OIL AND GAS PROPERTIES

         At the request of Heller, Tri-Coastal Energy, L.P. agreed on July 25, 2003 to engage Madison Energy Advisors ("Madison") to assist in the sale of Tri-Coastal's oil and gas properties in Oklahoma and Texas. Madison has advertised the properties for sale. No sale of Tri-Castal's properties was consummated. Rather, Heller sold the Heller Loan to Sonata Investment Company, Ltd. as of December 30, 2003. As part of its transaction with Sonata Investment Company, Ltd., Heller agreed to assume the costs associated with the retention of Madison.

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

                           WINSTON "C" KAOLIN

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

         With regard to these personal guaranties, Mr. Amir satisfied his obligation under his guaranty to purchase one-half on 8,000 shares from the Plaintiffs. Daleco entered into Stipulation for the Entry of Final Judgment and Judgment thereon as to Daleco Resources Corporation, pursuant to which Daleco had until August 1, 2001 in which to redeem the remaining 8,000 shares for $400,000 plus accrued dividends through the date of settlement at a rate of ten percent per annum. The Kanes have been granting Daleco an extension of the August 1, 2001 date on a month-to-month basis. The Kanes have been paid accrued and unpaid dividends on the Series A Preferred Stock through the quarter ending March 31, 2003. The Company is in arrears for the payments due June 30, 2003 and September 30, 2003 totaling $320,000_.

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

         The range of the high and low bid prices, by quarters, for fiscal years 2003 and 2002, commencing with the first quarter of the fiscal year ended September 30, 2003 for the Company's Common Stock is as follows:

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

SALES OF UNREGISTERED SECURITIES

         In July 2002, Daleco entered into the Equity Line of Credit Agreement where Daleco may, at its discretion, periodically issue and sell to Cornell Capital Partners, L.P. shares of common stock for a total purchase price of $10 million. The amount of each advance is subject to an aggregate maximum advance amount of $75,000 in any 5 trading-day period with up to 4 advances a month. Cornell Capital Partners, L.P. will purchase the shares of common stock for a 5% discount to the lowest daily weighted average price of our common stock for the 5 trading days immediately following the notice date. In addition, Cornell Capital Partners is entitled to retain 5% of each advance under the Equity Line of Credit, together with a one-time commitment fee of $390,000, which was paid by the issuance of 847,826 shares of Daleco's common stock. Cornell Capital Partners is required to sell any shares purchased under the Equity Line of Credit at the then prevailing market price. Additionally, Westrock Advisors, Inc. was paid a fee of 21,739 shares of Daleco's common stock, which is equal to $10,000 at a closing bid of $0.46 on July 23, 2002 for acting as the placement agent.

         At the same time it entered into the Equity Line of Credit, Daleco entered into a Securities Purchase Agreement with Cornell Capital Partners, L.P. Under the Securities Purchase Agreement, Daleco issued and sold to Cornell Three Hundred Thousand Dollars ($300,000) of convertible debentures. The debentures are convertible into shares of common stock at a price equal to equal to the lesser of (a) an amount equal to one hundred twenty percent (120%) of the closing bid price of the common stock as of July 22, 2002, or (b) an amount equal to eighty percent (80%) of the average lowest three closing bid prices of the common stock for the five trading days immediately preceding the conversion date. Commencing in November 2002, Cornell Capital Partners began to convert the Debenture into stock. This conversion process was completed by January 28, 2003, at which time the entirety of the Debentures had been converted into 5,027,881 shares of Daleco's common stock.

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

         On September 20, 2001, Daleco entered into a Stock Purchase Agreement with Terra Silex Holdings, LLC pursuant to which Daleco agreed to sell Terra Silex up to 1,800,000 shares of common stock at a price of $1.25 per share. At the time of the Terra Silex Agreement, the market price of Daleco's common stock was $1.05. The Terra Silex Agreement provided for the purchase of the common stock in three (3) tranches. At closing, Terra Silex acquired 400,000 shares. The second tranche was to close within sixty (60) days, subject to Terra Silex's satisfactory completion of its due diligence. The second tranche for 400,000 shares closed on November 20, 2001. The third tranche for 1,000,000 shares was to have closed sixty (60) days after the second tranche closing, subject to Terra Silex's continued satisfactory due diligence. Terra Silex requested and was granted an extension until February 15, 2002 in which to exercise the third tranche. Terra Silex was also granted a warrant for 500,000 shares. The term of the warrant for five (5) years at an exercise price of $1.25 and is pro rated in amount should Terra Silex not fund all three tranches. On February 15, 2002, Terra Silex failed to exercise the third tranche. As such, Terra Silex's right to purchase additional shares under this Terra Silex Agreement terminated. The Terra Silex warrant is only vested as to 250,000 shares with the remaining 250,000 shares of the Terra Silex warrant having been forfeited as a result of Terra Silex's failure to fund the third tranche. As a result of Cornell Capital Partner's conversion of the Debenture, Paragraph 6.3 of the Terra Silex Agreement gave Terra Silex the right to acquire 220,169 shares of common stock at a price of $0.117 per share, the effective price per share of the stock issued to Cornell Capital Partners. Terra Silex purchased these shares on or about October 29, 2003.

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

         With respect to the sale of unregistered securities referenced above, all transactions were either exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 (the "1933 Act"), and Regulation D promulgated under the 1933 Act or covered by the Company's registration statement on Form SB-2 effective as of November 7, 2002. In each instance, the purchaser had access to sufficient information regarding Daleco so as to make an informed investment decision. More specifically, Daleco had a reasonable basis to believe that each purchaser was an "accredited investor" as defined in Regulation D of the 1933 Act and otherwise had the requisite sophistication to make an investment in Daleco's securities for each unregistered sale of Stock.



                            DESCRIPTION OF SECURITIES

         Pursuant to the Company's certificate of incorporation, as amended February 28, 2002, the Company is authorized to issue 50,000,000 shares of common stock, par value $0.01 per share and 20,000,000 shares of preferred stock, par value of $0.01 per share. Below is a description of Daleco's outstanding securities, including common stock, preferred stock, options, warrants and debt.


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


OPTIONS AND WARRANTS

         Options(1)

                                                                         2003              2002
                                                                       ---------         ---------
            Outstanding and Exercisable at beginning of period         5,610,000         3,610,000
            Granted(2)                                                      (--)         2,000,000
            Canceled(3)                                                (110,000)              (--)

            Exercised                                                       (--)                --
            Outstanding and Exercisable at end of period(4)            ---------         ---------
                                                                       5,500,000         5,610,000
                                                                       =========         =========

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

(3) On November 12, 2002, 110,000 options awarded under the Company's Non-Qualified Stock Plan expired. These options had an exercise price of $2.19 per share.

(4) Of the 5,500,000 options outstanding as of September 30, 2003, 4,050,000 are held by current officers, directors and employees of Daleco. The exercise price for the options held by insiders range from $0.25 per share to $1.08 per share.


         COMMON STOCK WARRANTS

Common Stock warrants outstanding at September 30, 2003, consist of the following:


    PRICE PER ISSUANCE          EXPIRATION DATE                     AMOUNT(1)                    SHARE
    -----------------------     -------------------                ----------           --------------
    Financing Sources(2)        July 31, 2004 to                                                  $.55
                                December 31, 2007                     949,579                    $1.05
    Terra Silex Warrant(3)      December 31, 2006                     250,000                    $1.25

    SCOA Warrants(4)            November 15, 2006                   2,240,000            $2.00 - $3.00

    Conley Warrants(5)          February 26, 2008                     300,000                    $0.13

    Anthony Warrants(5)         February 26, 2008                     300,000                    $0.13



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


(2) FINANCING SOURCES. On July 21, 1998, a total of 263,638 warrants expiring on November 20, 2003 were granted to four persons who loaned Daleco a total of $145,000 in July 1998. The expiration date for these 263,638 warrants was extended from November 20, 2003 to November 20, 2005 in Fiscal Year 2000. The warrants may be exercised at any time before the expiration date at an exercise price of $0.55. On November 28, 2001, a warrant for a total of 435,941 shares of common stock were granted to Sonata Investment Ltd (warrants for 395, 273 shares of common stock) and Standard Energy (warrants for 40,668 shares of common stock) as consideration for entering into the Loan Conversion Agreement dated August 1, 2001. The Loan Conversion Agreement extended the date by which Daleco had to satisfy its obligations to both Sonata Investment Company, Ltd. and Standard Energy Company and granted both Sonata and Standard the right to convert the debt into common stock of Daleco at such time as Daleco advised Sonata and Standard of its intent to satisfy Daleco's obligations to one or both entities. Sonata and Standard are affiliated entities. The exercise price was fixed at $1.05. The Sonata and Standard Warrants were to have expired August 1, 2002. However, Daleco agreed to extend the termination date of the Sonata and Standard Warrants until July 31, 2004 in exchange for Sonata's relinquishing its twenty percent (20%) interest in the net profits of Daleco's subsidiary Sustainable Forest Industries, Inc. These extensions have resulted in a $100,000 charge to the statement of loss in Fiscal Year 2002. The Sonata warrants were further extended until December 31, 2007 as additional consideration under the Second Amendment to the Heller Loan. Sonata was granted an additional 250,000 warrants under the Second Amendment to the Heller Loan, at an exercise price of $.906 expiring on December 31, 2007

(3) TERRA SILEX WARRANT. Under a Stock Purchase Agreement dated September 11, 2001 by and among Daleco and Terra Silex Holding, LLC, Terra Silex was granted a warrant for 250,000 shares at an exercise price of $1.25. The Terra Silex Warrant expires on December 31, 2006.

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

(5) CONLEY & ANTHONY WARRANTS. On February 27, 2003, warrants for 300,000 shares of Stock at a price of $0.13 per share were granted to Mr. Robert Conley and Mr. Bob Anthony in consideration for their consultation and individual expertise in regard to product development and application market identification with regard to the Company's potential Sierra Kaolin(TM) and Zeolite products respectively.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

FISCAL 2003

         During the fiscal year ending September 30, 2003, the Company continued to direct its primary business focus on the commercialization of the mineral holding of its wholly owned subsidiary, Clean Age Minerals, Inc. However, during the year ending 9/30/03, these efforts produced only nominal receipts for the Corporation. While these efforts progress and take hold, the Company continued its historical activities within the energy sector. As such, the Company's energy segments provided in excess of 96% of the total operating receipts for the fiscal year. Operations associated with the Company's timber segment have been held at nominal level throughout the year.

         Because of its reliance on revenues derived from the production and sale of oil and natural gas, the Company's performance overall operating results were influenced by the various external factors associated with the energy sector. These non-controllable factors include the variability in the demand for and the pricing of the crude oil and natural gas within the Company's operating areas, the general availability of quality contact services and the occurrence of unforeseen wellbore mechanical problems. During the twelve month period ending September 30, 2003, the Company's energy segment's performance, as measured by its direct operating cash flows improved by 24.5% as compared to the prior fiscal year period. The main reasons for the improvement are the increase in the price received for the oil and natural gas sold by the Company and its ability to control operating expenditures.

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

         Clean Ages' efforts with respect to its various mineral deposits were all direct to addressing the various factors associated with the market acceptance of the mineral products and the operational issues involved in the development stages of the mining and mineral processing operations.

         With respect to its New Mexico Calcium Carbonate (Travertine) deposit, efforts were focused initiating extraction operations and on capitalizing on the availability of marketable mineral inventories. In conjunction with its site-operating partner, extraction capabilities were measured at rates as high as 400 tons per hour and physical inventories on the order of 24,000 tons of graded product were established. These inventories are required to support active marketing programs for "commodity stone" into the regional ground cover and decorative stone markets. Limited deliveries of "commodity stone" occurred during the later part of the fiscal period to introduce the products to distributors active in the five hundred thousand (500,000) per year regional market. The timing of these efforts is considered critical to the establishment of meaningful sales volumes during the prime demand period in the spring and summer of 2004. Through its "outsourcing" agreement with its site operating partner, in excess of $1,000,000 of equipment associated with the extraction, screening and loading operations has relocate to the Company's Calcium Carbonate mine site. In addition, under the agreement, roughly $300,000 has been expended for pre-extraction mine site preparation costs.

         The ability to display core competencies at this site, have allowed the Company to pursue the introduction of its Calcium Carbonate material into other product applications such as road base, pollution control, stone tile and filler markets.

         Efforts relating to the Company's Sierra Kaolin deposit in New Mexico during fiscal year have focused on confirmation of the technical characteristics of the in-place mineral, the development of commercially viable and market oriented mineral processing methods, further definition of potential market demand and the identification of joint venture partners for the funding and / or market introduction of the Sierra Kaolin's products. Commercial markets for the Company's Kaolin have been identified in various industrial sectors such as paper, paint, rubber, plastic, adhesive and other small volume - high margin specialty applications. The Company has also initiated "preliminary market inquiries" which were designed to determine the markets interest in its Sierra Kaolin and to identify potential "end-user testing clients". These entities, both domestic and international, were targeted so that active market participants could evaluate product test samples so that the Company could receive potential client feedback for used in optimizing its final product specifications and processing facility requirements.

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

         Based on its investigations, the Company believes that the potential size of the North American market for Kaolin is in excess of five (5) million tons annually. The Company's goal is to be in a position to begin servicing a small percentage of this market in the next fiscal year.

         The Company continued the process of externally verifying the application for Clean Age Minerals' Patented CA-Series Products during the twelve (12) month period ending September 30, 2003. With support from Sumitomo Corporation of America ("SCOA"), the Company's CA-Series products were tested by independent engineering firms and consultants in areas such as the treatment of Bioorganic, agricultural and petrol-chemical waste streams. The results of certain of these tests have proven to be highly favorable and lead to efforts to initiate market introduction of products based on the Company's patented technology. The first of these products will be marketed under the trade marked name RENUGEN (TM). Initial ships of ReNuGen (TM) are slated for December 2003, first quarter of fiscal year 2004. Other application testing of the CA-Series Patented technology is ongoing and will continue into the new year.

         In addition, to its use as a component in the Company's Patented CA-Series products, Clean Age Minerals also continued its investigations of various potential alternative uses for its one and a half (1.5) billion tons of high quality Zeolite under its control. Considering the overall applications for the base Zeolite and the Patented CA-Series products, the Company has identified a market potential in excess of one (1) tons annually. The Company believes that through its various venture and out-sourcing arrangement either in-place or contemplated in the near term that it will be able to begin tap this identified market potential.

         During the fiscal year, Sustainable Forest Industries, Inc., the Company's wholly owned subsidiary, continued to focus its attention on developing a tropical hardwood product and marketing program that could be introduced into the domestic ("US") market with nominal financial support. Working independently and in conjunction with third parties, Sustainable confirm the application and have certified the performance of the Guyana Wallaba wood species for certain residential construction products. In addition, market demand surveys and product presentations in the target markets have produced favorable results. The Company believes, subject to capital availability, that the Wallaba products can be introduced in early to mid 2004.

         In general, for the fiscal year ending September 30, 2003, the Company's total revenues increased $376,359 to a level of $1,641,846 or roughly 30% over the revenues recorded for fiscal 2002. The increase in receipts was primarily the result in higher prices received by the Company for its oil and natural gas production. Direct operating expense declined by $158,955 period to period or 16%. However, this decrease was offset by increases in non-cash operational charges for items such as depletion, amortization and depreciation amounting to $311,671 year to year. As a result the Company recorded total property operating expenses in fiscal 2003 of $2,704,570 for an increase of $152,716 or 6% over the prior fiscal period. Interest expense increased in fiscal 2003 to $692,004 as compared to fiscal 2002 for increase of $147,109 as result of incremental borrowings. General corporate overhead declined by $762,573 in fiscal 2003 as compared to the prior period mainly as a result of deceased utilization of external legal and financial advisors and their associated fees. For the fiscal year period ending September 30, 2003 the Company reported a loss of $2,672,386 as compared to a loss of $3,511,493 for the prior fiscal period. Non-cash charges booked during the year ($1,883,612) represent approximately 70% of the fiscal 2003 loss. Despite increasing the capital expended to commercialize its mineral holdings, as a results of the discussed general improvement in the operating environment for the Company's oil and gas business segment the Company was able to narrow the cash required for its operations significantly from $2,967,617 in fiscal 2002 to $37,078 in the current fiscal year for a positive improvement of roughly 99%.

         As of October 15, 2003, Heller Financial, Inc. ("Heller") declared that its loan with Tri-Coastal ("Heller Loan") was no longer in default and the parties agreed to extend the expiration date of the Heller Loan until January 31, 2004. On December 30, 2003, the Heller. Loan ("Heller Loan") was acquired by Sonata Investment Company, Ltd. The Heller Loan was reduced from $5,154,000 to $655,000 and extended until December 29, 2006. The new loan will be paid off out of 85% of the net cash proceeds from the oil and gas properties of Tri-Coastal.

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

         Throughout the fiscal year, additional funds were made available to the Company by its controlling shareholder, Mr. Amir in the form of unsecured loans (See, "Certain Relationships" and "Related Transactions".) At the end of Fiscal 2003, the amount owed to Mr. Amir was $967,901 (this amount includes principal and accrued and unpaid interest on notes of $800,386, and other expense reimbursement of $167,515). On October 15, 2003, Heller rescinded its notice of Default. On December 30, 2003, Heller sold the Heller Loan to Sonata Investment Company, Ltd.("Sonata") The Company has entered into n Amended and Restated Loan Agreement with Sonata pursuant to which the Company will remain as operator of its oil and gas properties and will be entitled to receive operating income. The Company is also indebted to Mr. Novinskie, President, Chief Operating Officer and a Director in the amount of $125,936, consisting of $34,266 unreimbursed expenses, $71,760 in accrued and unpaid salary, and $25,000 in accrued and unpaid bonuses. The Company owed Mr. Erlich, a former officer and director of the Company, $126,938 (which amount includes principal and accrued and unpaid interest). The Company remains indebted to two individuals from whom it borrowed $50,000 in July 1998, one of whom is Mr. Amir ("July 1998 Obligations"). In each case the July 1998 Obligations are in default although none of the note holders has made a demand for payment. See Note 8 to the Financials attached.

         During the Fiscal year, $1,883,612 was recorded in depletion, depreciation and amortization costs. This charge is primarily attributable to normal amortization of the Company's Patent and technology right acquisition costs as well as its mineral properties, depletion of the Company's oil and gas holding, and depreciation charges against fixtures and property assets.

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

         DALECO'S 16/6, INC.

         Effective July 7, 2001, Daleco acquired 16/6, Inc., a software development firm. At the time of its acquisition, 16/6 had applied for a patent on its I(2) technology (Patent Pending No. 09/659641). The I(2) technology covers the ability to extract certain text documentation from existing published documents from the Internet and micro-payments thereof. In fiscal 2003, 16/6's patent application was denied.

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

         CORNELL CAPITAL

         In July 2002, Daleco entered into the Equity Line of Credit Agreement where Daleco may, at its discretion, periodically issue and sell to Cornell Capital Partners, L.P. shares of common stock for a total purchase price of $10 million. The amount of each advance is subject to an aggregate maximum advance amount of $75,000 in any 5 trading-day period with up to 4 advances a month. Cornell Capital Partners, L.P. will purchase the shares of common stock for a 5% discount to the lowest daily weighted average price of our common stock for the 5 trading days immediately following the notice date. In addition, Cornell Capital Partners is entitled to retain 5% of each advance under the Equity Line of Credit, together with a one-time commitment fee of $390,000, which was paid by the issuance of 847,826 shares of Daleco's common stock. Cornell Capital Partners is required to sell any shares purchased under the Equity Line of Credit at the then prevailing market price. Additionally, Westrock Advisors, Inc. was paid a fee of 21,739 shares of Daleco's common stock, which is equal to $10,000 at a closing bid of $0.46 on July 23, 2002 for acting as the placement agent.

         At the same time it entered into the Equity Line of Credit, Daleco entered into a Securities Purchase Agreement with Cornell Capital Partners, L.P. Under the Securities Purchase Agreement, Daleco issued and sold to Cornell Three Hundred Thousand Dollars ($300,000) of convertible debentures. The debentures are convertible into shares of common stock at a price equal to equal to the lesser of (a) an amount equal to one hundred twenty percent (120%) of the closing bid price of the common stock as of July 22, 2002, or (b) an amount equal to eighty percent (80%) of the average lowest three closing bid prices of the common stock for the five trading days immediately preceding the conversion date. Commencing in November 2002, Cornell Capital Partners began to convert the Debenture into stock. This conversion process was completed by January 28, 2003, at which time the entirety of the Debentures had been converted into 5,027,881 shares of Daleco's common stock.

ITEM 7:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements and schedules are included herein.

      Audited Financial Statements and Supplemental Financial Information

*     Independent Auditors' Report on Audited Consolidated Financial Statements

*     Consolidated Balance Sheet

*     Consolidated Statements of Operations

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and
Stockholders of Daleco Resources Corporation


We have audited the accompanying consolidated balance sheet of Daleco Resources Corporation and subsidiaries as of September 30, 2003 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated statements based on our audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Daleco Resources Corporation and subsidiaries as of September 30, 2003, and the results of operations and its cash flows for the year then ended, in conformity with the accounting principles generally accepted in the United States.

As discussed in Note 17 to the consolidated financial statements, effective July 1, 2003, the Company adopted the provisions of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered significant recurring net losses, negative operating cash flow, and has uncertainty relative to full recoverability of its assets including Clean Age Minerals, Incorporated acquisition ($20 Million), which raise doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in
Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



                                                    /s/  Vasquez & Company LLP
                                                    ---------------------------
Los Angeles, California
January 7, 2005

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and
Stockholders of Daleco Resources Corporation


We have audited the accompanying consolidated balance sheets of Daleco Resources Corporation and subsidiaries as of September 30, 2002 and September 30, 2001, and the related consolidated statements of loss, shareholders' equity, and cash flows for each of the two years ended September 30, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated statements based on our audits.

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


                                                    /s/ Jay J. Shapiro
                                                    ---------------------------
                                                   Jay J. Shapiro, C.P.A.
                                                   A Professional Corporation

Encino, California
December 23, 2002

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2003

=========================================================================================================

                                                                                                 2003
 ASSETS
 CURRENT ASSETS
         Cash Accounts                                                                          $428,988
         C/Ds                                                                                    136,000
         Account receivables                                                                     423,935
         Prepaid Mineral Royalties S/T (note 5c)                                                 270,297
         Other Current Assets                                                                      4,569
                                                                                                   -----
                               TOTAL CURRENT ASSETS                                           $1,263,789
                                                                                              ----------
OTHER ASSETS
         Prepaid Mineral Royalties L/T  (note 5c)                                               $265,190
         Goodwill                                                                                  -----
         Accumulated Amortization Goodwill                                                         -----
                  Net Goodwill                                                                     -----
         Debt Placement Costs                                                                      -----
         Accumulated Amortization                                                                  -----
                  Net Debt Placement Costs                                                         -----
         Equity Placement Costs                                                                    -----
         Accumulated Amortization Equity Costs                                                     -----
                  Net Equity Placement                                                             -----
         Other Assets                                                                              -----
                                                      TOTAL OTHER ASSETS                        $265,190
                                                                                                ========
FIXED ASSETS
         Oil and Gas Properties (note 3)                                                     $12,607,950
         Accumulated DD&A                                                                    (7,307,950)
                  Net Oil and Gas Property                                                     5,300,000
         Mineral Properties (note 5)                                                          12,609,100
         Accumulated DD&A                                                                      (100,000)
                  Net Mineral Property                                                        12,509,100
         Timber Properties (note 4)                                                            1,028,342
         Accumulated DD&A                                                                    (1,028,342)
                  Net Timber Property                                                              -----
         Technology/Patent Rights (note 6)                                                     7,767,000
         Accumulated DD&A                                                                    (2,166,123)
                  Net Tech./Patent Rights                                                      5,600,877
         Property, Equipment, Furniture & Fixtures                                               514,749
         Accum. Depr (P, E, P &  P)                                                            (493,998)
                  Net (P, E, P & P)                                                               20,751
         Leasehold Improvements                                                                    -----
         Accu. Amort. (Lease  Improvements)                                                        -----
                  Net Lease Improvements                                                           -----
                                                                                                   -----
                  TOTAL FIXED ASSETS                                                         $23,430,728
                                                                                             ===========
                  TOTAL ASSETS                                                               $24,959,707
                                                                                             ===========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2003 AND 2002

=========================================================================================================

                                                                                                2003
LIABILITIES
CURRENT LIABILITIES
         Trade A/P                                                                              $970,347
         Notes Payable (note 7)                                                                  142,543
         Note Due related Pty (note 8).                                                          733,410
         HFI Financing (note 10a)                                                              5,154,783
         Loans--1st Regional (note 10d)                                                          100,000
         CAMI Notes                                                                              514,881
         Sonata and Standard Energy  Financing (notes 7b and 10b)                                  -----
         Accrued Interest Expense (notes 10a and 10b)                                          1,786,871
         Accrued Dividend Expense (notes 11d)                                                  1,248,043
         Accrued Expense Reimbursements                                                           60,187
         Accrued Salary Expense                                                                  364,351
                                                     TOTAL CURRENT LIABILITIES               $11,075,416

Long Term Debt                                                                                    $-----

         Mandatorily Redeemable Preferred Stock (Note7(a))                                      $400,000
         Total Liabilities                                                                   $11,475,416
EQUITY
         Beginning Retained Earnings                                                        $(22,421,362)
         Current Period Income/(loss)                                                         (2,672,386)
         Dividends Paid (Cash & Stock))                                                          (10,000)
         Add. Paid in Capital (See Note 11(d))                                                38,322,090
         Preferred Stock (note 11)                                                                 3,100
         Common Stock (note 11)                                                                  262,849

                                   TOTAL EQUITY                                              $13,484,291
                                                                                             -----------
                                                 TOTAL LIABILITIES AND EQUITY                $24,959,707
                                                                                             ===========













           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
SEPTEMBER 30, 2003 AND 2002

=========================================================================================================
                                                                          2003                 2002
REVENUE
 Oil and Gas Sales                                                      $1,476,602           $1,179,155
 Net Profit Interest Receipts                                                -----                -----
 Royalty Receipts                                                           32,402               17,887
 Timber Sales                                                               45,760                -----
 Mineral Sales                                                               -----                -----
                                                                             -----                -----
         Total Operating Income                                         $1,554,764           $1,197,042
                                                                        ----------           ----------
Interest Income                                                                455                -----
Well Management                                                             66,627               68,445
Ptr. Management                                                              -----                -----
Other Income                                                                20,000                -----
                                                                            ------                -----
         Total Other Income                                                $87,082              $68,445
                                                                           -------              -------
         Total Income                                                   $1,641,846           $1,265,487
                                                                        ==========           ==========
EXPENSES
Lease Operating Expenses--Oil and Gas                                     $553,024             $836,816
Lease Operating Expenses--Timber                                            14,900                -----
Lease Operating Expenses--Minerals                                         117,117                -----
Net Profit Interest Expenses                                                 -----                -----
Prod Tax                                                                   115,190               99,302
DD&A (includes Depreciation) (note 4)                                    1,883,612            1,571,941
Third Party Distributions                                                   20,727               43,795
                                                                            ------               ------
         Total Property Expense                                         $2,704,570          $2, 551,854
                                                                        ----------          -----------

Interest Expense                                                           692,004              544,896

General and Administrative Expenses                                        594,447              861,422
Legal and Professional Expenses                                            313,345              359,038
Financial Advisor Fees                                                       -----              430,000
Shareholder Information                                                      9,865               29,770
Amortization of Debt Costs                                                   -----                -----
Amortization of Goodwill                                                     -----                -----
                                                                             -----                -----
         Total Expenses                                                 $4,314,232           $4,776,980
                                                                        ==========           ==========
Net Income (Loss)                                                      $(2,672,386)         $(3,511,493)
                                                                      ============         ============
Basic and Fully Diluted Net Loss per Share (note 11(c))                     $(0.11)              $(0.17)
                                                                           =======              =======
(based on weighted average shares of outstanding common
stock in FY2003 of 24,073,412 vs. 20,187,738 in FY2002)

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
AS OF SEPTEMBER 30, 2003 AND 2002

===============================================================================================
COMMON STOCK OUTSTANDING
                                                               2003                     2002
      Shares                                               ------------             -----------
      ------
                Beginning of Period                         20,187,238                4,852,574
                Issued                                       6,097,618               15,334,664
                Cancelled                                            0                        0
                End of Period                               26,284,856               20,187,238
     VALUE AT PAR ($.01/SHARE)                                $262,849                 $201,872

PREFERRED STOCK OUTSTANDING
     Shares Class "A"
     ----------------
                Beginning of Period                              8,000                   16,000
                Issued                                               0                        0
                Converted to Common                                  0                   (8,000)
                Presented as Debt                               (8,000)                       0
                End of Period                                        0                    8,000
Value at Par ($.01/Share)                                            $                      $80

     Shares Class "B"
     ----------------
                Beginning of Period                            375,000                2,001,800
                Issued                                               0                        0
                Converted to Common                            (65,000)               1,626,800
                Cancelled                                            0                        0
                End of Period                                  310,000                  375,000
     Value at Par ($.01/Share)                                   3,100                   $3,750
                                                                ------                   ------
     PREFERRED VALUE AT PAR ($.01/SHARE)                        $3,100                   $3,830

ADDITIONAL PAID IN CAPITAL
                Beginning of Period                        $37,836,061              $36,041,640
                Equity Issuance Other                          885,949                1,794,421
                Excess of redemption amount                   (399,920)                     ---
over preferred shares                                        ---------                    -----
                End of Period                              $38,322,090              $37,836,061
                                                           -----------

ACCUMULATED RETAINED
EARNINGS/(DEFICIT)
                Beginning of Period                       $(22,421,352)            $(18,185,097)
                Income/Loss for Year                        (2,672,396)              (3,511,493)
                Dividends                                      (10,000)                (724,772)
                                                               -------                 --------
                End of Period                             $(25,103,748)            ($22,421,362)

EQUITY
                Beginning of Period                        $15,620,401              $17,925,247
                End of Period                              $13,484,291              $15,620,401
                                                           -----------              -----------
                Change in Equity for Period                $(2,136,110)             $(2,304,845)

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
AS OF SEPTEMBER 30, 2003 AND 2002

=========================================================================================================
                                                                              2003              2002
                                                                           ------------      -----------
OPERATING ACTIVITIES
Net income loss for the year                                               $(2,672,386)     $(3,511,493)
Items not affecting working capital:
         Change in depletion, depreciation, and amortization for              1,883,612        1,571,941
         period
         Debt amortization                                                         ----            -----
         Amortization of Good Will                                                -----           ------
                                                                                  -----           ------
                                                                              1,883,612        1,571,941
                                                                            -----------      -----------
         Sub Total :
Items affecting working capital
         (Increase)/Decrease in Other Assets                                        800           12,905
         (Increase)/Decrease in pre-paid royalties                             (73,140)          (62,705)
         (Increase)/Decrease in account receivables                             440,204         (431,468)
         Increase/(Decrease) in Partnership Accrued Distributions                 -----
         Increase/(Decrease) in Trade Payables                                  185,827         (618,656)
         Increase/(Decrease) in other Accrued Expenses                          198,005           71,859
         Gain (loss) on sale of oil and gas properties                             ----            -----
                                                                                   ----            -----
                                                                                751,696       (1,028,065)
                                                                            -----------      -----------
         Sub Total:
CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                   $(37,078)     $(2,967,617)
INVESTING ACTIVITIES
(Increase)/Decrease in subsidiary/other investments                                ----            -----
Leasing, Acquisition and Well Costs Incurred                                      -----            -----
                                                                                  -----
CASH PROVIDED FROM/(USED FOR) INVESTING ACTIVITIES                                                 -----
                                                                                                   -----

FINANCING ACTIVITIES
Increase/(decrease) in Notes due Related Parties                                $35,214          $64,707
Increase/(decrease) in Other Notes Due                                         (300,000)        (251,549)
Increase/(decrease) in Accrued Interest                                        (187,390)        (213,965)
Increase/(decrease) in accrued Dividends                                       (502,063)          48,417
Dividends Paid                                                                  (10,000)        (724,772)
Proceeds of Equity Issuance                                                     940,623        1,794,421
Proceeds of Long Term Debt                                                        -----          300,000

CASH PROVIDED FROM/(USED FOR) FINANCING ACTIVITIES                             $(23,616)      $1,017,259
                                                                                              ----------

NET INCREASE/(DECREASE) IN CASH FOR PERIOD                                    $(60,694)      $(1,950,358)
                                                                              ========       ===========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
AS OF SEPTEMBER 30, 2003 AND 2002

=========================================================================================================
                                                                                2003             2002
                                                                             ----------       ----------

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                               $(60,694)     $(1,950,358)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                 625,682       $2,576,040
                                                                                -------       ----------
CASH AND CASH EQUIVALENTS - END OF PERIOD CASH                                 $584,988         $625,682
                                                                               ========         ========

SUPPLEMENTAL INFORMATION:

Income Taxes paid                                                                    $0               $0
                                                                                     ==               ==













           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOW
AS OF SEPTEMBER 30, 2003 AND 2002
================================================================================

1.       CONTINUED OPERATIONS

         The financial statements have been prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. As of September 30, 2003, the Company has reported a loss of $ 2,672,386. The ability of the Company to meet its total liabilities of $11,475,416 and to continue as a going concern is dependent upon the availability of future funding, achieving profitable timber operations and successful development of newly acquired mineral assets. On July 24, 2002 ("Closing Date"), the Company entered into a $10,000,000 Equity Line of Credit Agreement with Cornell Capital Partners, L.P. ("CCP"). As part of the transaction, the Company issued to CCP a two year convertible debenture in a face amount of $300,000. The debenture was convertible into common stock at a price equal to the lessor of 120% of the final bid price on the Closing Date or 80% of the average lowest three closing bid prices as reported by Bloomberg of the Company's common stock for the five trading days immediately preceding the date of the conversion. The equity line provides for the Company to draw down $75,000 per week over a three year period. The Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission which became effective on November 7, 2002. Commencing in November 2002 and concluding in January 2003, CCP converted the entire Debenture in 5,027,881 shares of common stock at an average price per share of $0.117 when including all other fees and costs associated with the issuance of the debentures and $0.06 if just the conversion price without including other fees and costs.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOW
AS OF SEPTEMBER 30, 2003 AND 2002
================================================================================

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

         Effective in the first quarter of 1997, the Company began assessing the impairment of capitalized costs of proved oil and gas properties and other long-lived assets in accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. Under this method, the Company generally assesses its oil and gas properties on a field-by-field basis utilizing its current estimate of future revenues and operating expenses. In the event net un-discounted cash flow is less than the carrying value, an impairment loss is recorded based on estimated fair value, which would consider discounted future net cash flows. SFAS 144 did not have any impact on the Company's change in method of assessing impairment of oil and gas properties and other long-lived assets including $20,000,000 in mineral properties.

         D.       SITE RESTORATION, DISMANTLEMENT AND ABANDONMENT COSTS

         The salvage value of the Company's producing wells or mining deposits are expected to exceed the cost of site restoration and abandonment. As a result, no such costs are accrued in these financial statements. The Company has not accrued any costs associated with the potential abandonment and restoration of mineral extraction mine sites to date. Since, to date, all mining and exploration of the Company's mineral deposits is conducted by contract mining companies. The Company has not accrued any specific mine restoration costs. As the mining activity increase, the Company may accrue site restoration costs as appropriate.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOW
AS OF SEPTEMBER 30, 2003 AND 2002
================================================================================

         F.       TIMBER RIGHTS

         The Company has recorded the acquisition of timber rights at cost. The Company has completely written down the costs of the timber rights acquisition.

         G.       MINERAL ACQUISITION

         The Company has recorded the acquisition of Clean Age Minerals Incorporated and associated minerals rights at cost.

         H.       DEBT ISSUE COSTS

         Debt issue costs, represent those costs associated with the Heller Financial, Inc. loan (see Note 10) and were being amortized over a period of five years. The debt issuance costs had been fully amortized as of March 31, 2002. As of September 30, 2003, the Company hd no further debt insurance costs. In conjunction with Sonata Investment Company, Ltd.'s acquisition of the Heller Loan and the negotiation of an Amended and Restated Loan Agreement, the Company will additional debt issuance costs reportable in the first quarter of fiscal year 2004.

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

3.       OIL AND GAS AND EQUIPMENT

                                                                                    2003              2002
                                                                                    ----              ----

Proven lease acreage costs                                                    $5,429,996        $5,429,996

Proven undeveloped lease acreage costs                                         1,745,810         1,745,840

Well costs                                                                     5,432,145         5,432,145
                                                                               ---------         ---------
                                                                             $12,607,950       $12,607,950

Accumulated depletion, depreciation and amortization                          $7,307,950         6,307,950
                                                                              ----------         ---------
                                                                             $ 5,300,000        $6,300,000
                                                                             ===========        ==========

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOW
AS OF SEPTEMBER 30, 2003 AND 2002
================================================================================

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

         B.       MINERALS AND EQUIPMENT

                                                                            2003                      2002
         Proven undeveloped lease costs                              $12,609,100               $12,609,100
         Mine development costs                                               --                        --
         Accumulated depletion and                                    ($100,000)                        --
         Depreciation (1)
                                                                     $12,509,100               $12,609,100
                                                                     -----------               -----------

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOW
AS OF SEPTEMBER 30, 2003 AND 2002
================================================================================

         (1). The Company has begun to amortize its mineral properties at a nominal amortization rate of $100,000 per year subject to higher adjustments per year as production increases. The Company is utilizing a modified unit of production basis in determining its amortization rates for its mineral properties.
         C.       PREPAID ROYALTIES.
         The Company receives a credit in the nature of "prepaid royalties" for rents paid on the Marfa Zeolite Lease, Presidio County, Texas, and a portion of the New Mexico Oro Grande Limestone Lease in Cibola County, New Mexico. During Fiscal year 2003 the Company conducted mining activities on its kaolin deposits in Sierra County, New Mexico for the purpose of testing the minerals and producing samples for sales. The Company commenced production of its New Mexico calcium carbonate properties in Fiscal Year 2003. It anticipates the commencement of the commercial production of its kaolin deposits in Fiscal Year 2004, and has commenced production of its zeolite deposit in the first quarter of Fiscal Year 2004. The Company did make limited sales of its CA Series products in Fiscal Year 2003 primarily for testing to confirm their suitability for certain applications. The Company began the commercial sales of one of its CA Series Products under the tradename "ReNuGen" in the first quarter of 2004. Testing of the Company's Kaolin was commenced in December 2002 to confirm its properties in various applications in the paper, paint and coating industries. A portion of the Prepaid royalties ($265,140) attributable to the Calcium Carbonate deposits are not anticipated to be fully recovered in Fiscal Year 2004 and are carried as Long Term Assets. The remainder of the prepaid royalties($270,297) are anticipated to be fully used in Fiscal Year 2004 and are listed as Current Assets.


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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOW
AS OF SEPTEMBER 30, 2003 AND 2002
================================================================================

b. During fiscal 1998, the Company borrowed $145,000 from four (4) persons. The debt was evidenced by Notes which matured on November 21, 1998. The Notes earned interest at 2% over the prime rate charged by the Huntingdon National Bank of Columbus, Ohio, through the maturity date, and 18% thereafter. The Note holders were also given warrants. (See Note 11(b)-- Warrants). $75,000 in principal amount plus accrued interest due to Sonata Investment Company, Ltd., one of the Noteholders, ("Sonata") was paid to Sonata on November 30, 2001. On June 7, 2002, another noteholder converted his Note in the amount of $20,000, plus accrued and unpaid interest of $13,528.17, into 49,818 shares of common stock. The debt was converted at a price of $.673 per share which represented the average of the bid and closing prices for the five day period prior to the conversion. Presently, only two of the 4 Notes each in the face amount of $25,000, of the original $145,000 remain outstanding. On August 1, 2001, the Company borrowed $42,000 from Standard Energy Company. This loan earned interest at 2% per annum. The Standard Energy Company loan was satisfied on November 30, 2001.

c. Pursuant to Paragraph 5.1 of the Agreement and Plan of Merger by and among Clean Age Minerals Incorporated ("CAMI") and Strategic Minerals, Inc. ("SMI") and the Company dated September 19, 2000, obligations of CAMI to certain officers, directors and third parties were to have been satisfied by SMI or the Company within one (1) year of the merger. The indebtedness totaled (including the Martin Debt as defined in Note 8(b) below) $514,881 and was evidenced by Notes dated September 19, 2000. The Notes were due and payable on or before September 18, 2001 and provide for interest at the rate of 8% per annum. These Notes remain outstanding. As of September 30, 2003, the total amount payable on these notes is $638,469 representing principal of $514,881and accrued but unpaid interest of $123,588.


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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOW
AS OF SEPTEMBER 30, 2003 AND 2002
================================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOW
AS OF SEPTEMBER 30, 2003 AND 2002
================================================================================

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

10.      DEBT

         Debt of the Company consists of the following:

         A.       HELLER FINANCIAL, INC.

         In August 1997, the Company entered into an arrangement with Heller Financial, Inc. ("Heller") whereby Heller agreed to provide the Company with up to $15,000,000 to rework existing horizontal wells, re-complete its vertical wells as horizontal wells, and develop additional acreage. Under the terms of the agreement, all of the properties of Westlands were transferred to a newly formed limited partnership, Tri-Coastal Energy, L.P., the general partner of which is Tri-Coastal Energy, Inc., (Tri-Coastal) and the sole limited partner of which is Westlands. Westlands is also the sole shareholder of Tri-Coastal Energy, Inc. The amount outstanding (principal and accrued interest) under this arrangement as of September 30, 2003 and 2002, was $6,708,474 and $6,967,975, respectively. Interest on the borrowings is at prime plus 2%. Principal is paid out of 85% of the net cash flow from the properties. Additional interest is payable from 50% of the net cash flow from these properties after the payment of principal. In January 1999, Heller declared the loan to be in default, as a result of the pledged properties failure to generate the required interest payments. This was solely attributable to the decrease in the low worldwide prices for oil. As a result, the full amount of the Heller Loan has been reclassified as current debt. With the recovery of oil prices, the Heller Loan has come back into compliance, however, Heller has not rescinded its default notice. The obligations to Heller are non-recourse to the Company and payable solely out of the oil and properties pledged to Heller as collateral. The Heller loan expired in accordance with its terms on October 15, 2003. In the fourth quarter of Fiscal Year 2003, Heller requested and Tri-Coastal agreed to engage Madison Energy Advisors to assist in the sale of the properties pledge as collateral for the Heller Loan. Tri-Coastal agreed, at Heller's request, to extend the term of the Heller Loan through December 31, 2003 to facilitate the sale of Tri-Coastal's properties. The Heller Loan is non-recourse to the Company and is secured exclusively by Heller's security interest in the properties and wells pledged as collateral for the Heller loan and the stock of Tri-Coastal Energy, L.P. the borrower. Thus, although the Company carries the Heller obligation on its books, the Company has no obligation to pay this indebtedness to the extent that the pledged collateral is insufficient to cover the outstanding obligation of Tri-Coastal Energy, L.P. to Heller.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOW
AS OF SEPTEMBER 30, 2003 AND 2002
================================================================================

                  By letter agreement dated October 15, 2003, the Company and Heller agreed to extend the termination date for the Heller loan from October 15, 2003 until January 31, 2004. On December 30, 2003, Heller sold all of its right, title and interest in and to the Heller Loan to Sonata Investment Company, Ltd. ("Sonata"). Pursuant to an Amended and Restated Loan Agreement, the Heller Loan was reduced to a three (3) year loan in the principal amount of $655,000 plus interest at the prime rates, to move, as established by the National City Bank, Columbus, Ohio plus three percent ("Sonata Loan"). The Sonata Loan will be repaid out of 85% of the net revenues from Tri-Coatal's oil and gas properties, but in no event will the amount of interest and principal paid in any six month period be less than one-sixth of the original face amount of the Sonata Loan, less any prepayments, plus all accrued and unpaid interest. The Sonata Loan remains a non-recourse obligation, that is, it is secured solely by Tri-Coastal's oil and gas properties pledged as collateral for the Sonata Loan. As a result of the write down of the Heller Loan amount as of October 15, 2003 of $5,154,783, to the Sonata loan, the Company will recognize a forgiveness of debt in the first quarter of fiscal 2004. See Note 16(a)

         B.       SONATA INVESTMENT COMPANY, LTD.

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

d.       Long-term Debt

         In line with the adoption of SFAS No. 150, Daleco presents its mandatorily redeemable Series A Preferred Shares as Long-term Debt, consisting of:

         Preferred shares - Series A, $0.01 par value with 8,000 shares
         outstanding                                                                    $      80
         Excess of redemption amount over preferred shares                                399,920
                                                                                        ---------
                                                                                        $ 400,000
                                                                                        ---------

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOW
AS OF SEPTEMBER 30, 2003 AND 2002
================================================================================

11.      CAPITAL STOCK

                                                                                                          NUMBER OF
                                                                                                           SERIES B
                                                                               NUMBER OF SERIES           PREFERRED
                                                  NUMBER OF COMMON                  A PREFERRED          SHARES PAR
                                                 SHARES, PAR VALUE            SHARES PAR VALUE          VALUE $0.01
                                                   $0.01 PER SHARE          $0.01 PER SHARE (1)       PER SHARE (1)
                                                   --------- -----          -------------------       --- --------

Balance as of September 30, 2002                        20,187,238                        8,000             375,000

Issuance to Harris Lyons(2)                                  7,032
Issuance to Cornell Capital Partners, L.P.               5,027,882
Issued to Mr. Pryor(2)                                       3,563
Issued to Mr. Novinskie and Mr. Amir(3)                    143,884
Issued to Mr. Trainor in exchange for debt(4)              395,257
Conversion of CAMI Stock(5)                                520,000                                         <65,000>
Ending Balance as of September 30, 2003                 26,284,856                        8,000             310,000
                                                        ----------                        -----             -------


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

(4) On January 28, 2003, the Company converted $30,000 of debt owed to Mr. Trainor, counsel to the Company, into 395,257 shares of Common Stock.

(5) During Fiscal Year 2003, the holders of Series B Preferred Stock converted 65,000 shares of Preferred Stock for 520,000 shares of Common Stock. The stock was converted at the price of $1.25 per share of Common Stock. The Series B Perferred Stock has a face value of $10.00 per share. Thus, the conversion is computed as 65,000 x $10.00 /$1.25=520,000.

[6] During Fiscal 2003, the Company issued share of it common stock in-lieu of monetary payments to certain third party venders, directors, attorneys and/or employees of the Company for services, debt and/or products provided. In accordance with procedures established SFAS 123, the Company values the stock consideration paid for all such market priced services, debt and/or products at the fair market value of the security issued at the time of its issuance. The Company has followed the practice of utilizing the average of the bid and offer closing prices for its stock for the five business days immediately preceding the issuance date as a measure of the fair market value of its securities.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOW
AS OF SEPTEMBER 30, 2003 AND 2002
================================================================================

         A.       COMMON STOCK OPTIONS

                                                                September 30,         September 30,
                                                                       2003                  2002
                                                                       ----                  ----
                  Outstanding and Exercisable (3)
                   at beginning of period                         5,610,000             6,110,000

                  Canceled                                        (110,000)             (414,384)

                  Granted                                             -----                 -----

                  Reclassified                                       (----)              (85,616)

                  Exercised                                           (---)                 -----

                  Outstanding and Exercisable (2)
                   at end of period                               5,500,000             5,610,000
                                                                  ---------             ---------

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOW
AS OF SEPTEMBER 30, 2003 AND 2002
================================================================================

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

         (3) The Company accounts for all stock-based compensation (options) in accordance with the Financial Accounting Standard Boards Statement of Financial Accounting Standards No. 123(SFAS 123). SFAS 123 permits the Company's use of the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25. Under SFAS 123, the fair value of stock options and compensation costs are measured as of the grant date.

         B.       COMMON STOCK WARRANTS

         Common Stock warrants outstanding at September 30, 2003, consist of the following(1):

(1)




              PRICE PER ISSUANCE          EXPIRATION DATE                     AMOUNT(1)                    SHARE
              -----------------------     ---------------------            ------------          ---------------
              Financing Sources(2)        July 31, 2004 to                                                  $.55
                                          December 31, 2007                     949,579                    $1.05
              Terra Silex Warrant(3)      December 31, 2006                     250,000                    $1.25

              SCOA Warrants(4)            November 15, 2006                   2,240,000           $2.00 to $3.00

              Conley Warrants(5)          February 26, 2008                     300,000                    $0.13

              Anthony Warrants(5)         February 26, 2008                     300,000                    $0.13




(1)      COMMON STOCK WARRANTS ATTACHED TO DEBENTURE



         In connection with the issuance of the 8% convertible debentures in September 1996; a number of warrants were granted to the holders of the debentures, the agents, and subagents who placed the debentures.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOW
AS OF SEPTEMBER 30, 2003 AND 2002
================================================================================

         On June 8, 2002, warrants for 65,500 shares with an exercise price of $10.81 per share expired. Those warrants were issued as part of the Company's issuance of 8% convertible debentures in 1996. With the expiration of these warrants, no warrants remain outstanding from the issuance of the 8% convertible debentures.


(2) FINANCING SOURCES. On July 21, 1998, a total of 263,638 warrants expiring on November 20, 2003 were granted to four persons who loaned Daleco a total of $145,000 in July 1998. The expiration date for these 263,638 warrants was extended from November 20, 2003 to November 20, 2005 in Fiscal Year 2000. The warrants may be exercised at any time before the expiration date at an exercise price of $0.55. On November 28, 2001, a warrant for a total of 435,941 shares of common stock were granted to Sonata Investment Ltd (warrants for 395, 273 shares of common stock) and Standard Energy (warrants for 40,668 shares of common stock) as consideration for entering into the Loan Conversion Agreement dated August 1, 2001. The Loan Conversion Agreement extended the date by which Daleco had to satisfy its obligations to both Sonata Investment Company, Ltd. and Standard Energy Company and granted both Sonata and Standard the right to convert the debt into common stock of Daleco at such time as Daleco advised Sonata and Standard of its intent to satisfy Daleco's obligations to one or both entities. Sonata and Standard are affiliated entities. The exercise price was fixed at $1.05. The Sonata and Standard Warrants were to have expired August 1, 2002. However, Daleco agreed to extend the termination date of the Sonata and Standard Warrants until July 31, 2004 in exchange for Sonata's relinquishing its twenty percent (20%) interest in the net profits of Daleco's subsidiary Sustainable Forest Industries, Inc. These extensions have resulted in a $100,000 charge to the statement of loss in Fiscal Year 2002. The Sonata warrants were further extended until December 31, 2007 as additional consideration under the Second Amendment to the Heller Loan. Sonata was granted an additional 250,000 warrants under the Second Amendment to the Heller Loan, at an exercise price of $.906 expiring on December 31, 2007.


(3) TERRA SILEX WARRANT. Under a Stock Purchase Agreement dated September 11, 2001 by and among Daleco and Terra Silex Holding, LLC, Terra Silex was granted a warrant for 250,000 shares at an exercise price of $1.25. The Terra Silex Warrant expires on December 31, 2006.


(4) SUMITOMO WARRANT. Under a Stock Purchase Agreement by and among Sumitomo Corporation of America ("SCOA") and the Company dated as of November 16, 2001, SCOA was granted warrants for 1,700,000 shares of common stock with a five (5) year term at exercise prices ranging from $2.00 per share for the first 850,000 shares, $2.50 per share for the next 510,000 shares and $3.00 per share for the remaining 340,000 shares. The Company and SCOA also entered into a Master Distribution and Marketing Agreement dated as of November 16, 2001 under which SCOA was granted warrants for 540,000 shares. These warrants have a five (5) year term and have an exercise price of $2.00 per share for the first 108,000 shares, $2.50 pen share for the next 162,000 shares and $3.00 per share for the remaining 270,000 shares.


(5) CONLEY & ANTHONY WARRANTS. On February 27, 2003, warrants for 300,000 shares of Stock at a price of $0.13 per share were granted to Mr. Robert Conley and Mr. Bob Anthony in consideration for their consultation and individual expertise in regard to product development and application market identification with regard to the Company's potential Sierra Kaolin(TM) and Zeolite products respectively.



         C.       NET INCOME PER SHARE

         Net income per share (primary basis) was calculated on the primary basis of the weighted average number of common shares outstanding which amounted to 26,284,856 for the period ended September 30, 2003 (2002 -- 20,187,238). For the periods ending September 30, 2003 and 2002, the exercise of the options and warrants outstanding as at yea- end did not have a dilutive effect on the net income per share.

         D.       PAYMENT OF ACCRUED DIVIDENDS

         There were no payments either in cash or common stock of accrued dividends attributable to the 8% Cumulative Convertible Preferred Stock issued in the acquisition of CAMI ("CAMI Preferred") upon the conversion of shares of the CAMI Preferred Stock to Common Stock commencing October, 2002 through September 30, 2003. See also Note 14(b), regarding payment of accrued dividends on the Series A Preferred Stock held by the Kanes through September 30, 2003.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOW
AS OF SEPTEMBER 30, 2003 AND 2002
================================================================================

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

14.      LITIGATION SETTLEMENT AND PENDING LITIGATION

a. Southland Drilling Company, a Division of Triad Drilling Company v. Westlands Resources Corporation. Daleco Resources Corporation and Tri-Coastal Energy. L.P., Cause No. 98-34542, In the 270th Judicial District Court of Harris County, Texas. On or about July 21, 1998, Southland Drilling Company ("Southland") commenced a lawsuit against the Company and its subsidiaries Westlands and Tri-Coastal. The lawsuit sought to recover the amount of $260,577.66 allegedly due and owing for work performed on the DRC GA #3 Well and the DRC VI #1 Well, Burleson County, Texas. The Company settled this matter by the filing of a Joint Motion for Entry of Agreed Judgment on December 1, 2000. Under the terms of the agreement, the Company was obligated to pay Southland $300,000 ("Settlement Amount") and gave a judgment note in that amount to Southland. As part of the Terra Silex Agreement, Terra Silex acquired the Southland Judgment from Southland and filed a release and satisfaction of the Southland Judgment.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOW
AS OF SEPTEMBER 30, 2003 AND 2002
================================================================================

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

         Mr. Amir satisfied his obligation under his guaranty to purchase one-half on 8,000 shares from the Plaintiffs. The Company entered into Stipulation for the Entry of Final Judgment and Judgment thereon as to Daleco Resources Corporation, pursuant to which the Company shall have until August 1, 2001 in which to redeem the remaining 8,000 shares for $400,000 plus accrued interest through the date of settlement at a rate of ten percent (10%) per annum. The Kanes have been granting the Company an extension of the August 1, 2001 date on a month to month basis. On December 7, 2001, the Company paid the Kanes $90,000 representing all accrued and unpaid dividends on the Series A Preferred Stock through December 31, 2001. The Company has paid all dividends due and payable to the Kanes for periods through the fiscal quarter ending March 31, 2003. Payments for the quarters ending June 30, 2003 and September 30, 2003, in the amount of $20,000, are still outstanding.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOW
AS OF SEPTEMBER 30, 2003 AND 2002
================================================================================

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

16.  SUBSEQUENT EVENTS:

         (a) Heller Note Acquisition. Based on the disposition of the Heller Loan as discussed in Note 10(a) above, the pro-forma condensed balance sheet of the Company after such transaction, which was finalized on December 30, 2003, would reflect:


               -------------------------------------------------------------
               Current assets                                     $1,263,789
               -------------------------------------------------------------
               Other assets                                          265,190
               -------------------------------------------------------------
               Fixed assets                                       23,430,728
                                                                  ----------
               -------------------------------------------------------------
               Total                                              24,959,707
               -------------------------------------------------------------

               -------------------------------------------------------------
               Current liabilities                                 4,366,942
               -------------------------------------------------------------
               Long Term Debt                                      1,055,000
               -------------------------------------------------------------
               Equity                                             19,537,765
                                                                  ----------
               -------------------------------------------------------------
               Total liabilities and equity                       24,959,707
               -------------------------------------------------------------
               -------------------------------------------------------------

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

         (c) Asset Purchase & Sales Agreement. In December 2004, the Company finalized the sales of its information technology holding (16/6, Inc.) to PSNet Communications, Inc. (P.K.A. Data Base Control Systems Inc) ("PSNet"). Under the Agreement, the Company will receive 3,000,000 shares and warrants to acquire an additional 15,000,000 share of PSNet common stock. The shares and warrants will be included in the registration statement being currently prepared by PSNet for filing with the Securities and Exchange Commission. The Company's plan is to distribute approximately 2,000,000 "Units" consisting of one (1) share and a warrant to purchase five (5) shares of PSNet common as a special dividend to the Daleco common shareholders of record as of January 6, 2005.

         The Company's subsidiary, 16/6, Inc., developed proprietary information technologies. These technologies include the I(2) technology which is a data search method for the retrieval of material off the Internet and the method for the subsequent micro-payment for the distribution/sale of that information and the I-Top software which was designed for the comparative 'peer' analysis of businesses and/or business segments. As of September 30, 2003, the net book value of these technologies was $731,876.

17.       NEW ACCOUNTING STANDARD

         In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standard for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets, and certain obligations that can be settled with shares of stock.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOW
AS OF SEPTEMBER 30, 2003 AND 2002
================================================================================

         Effective July 1, 2003, Daleco adopted the Statement as required, for its mandatory redeemable Series A, 10% Cumulative Convertible Preferred Stock, stated value $50.00 and par value $.01, in line with the satisfaction of its $400,000 obligation to Mr. Kane, as mentioned under Note 14(b). As a result, Long-term Debt (see Note 10 (c) above) included the preferred securities which had been previously included as part of the Shareholders' Equity.


         In accordance with the requirements of SFAS No. 150, prior period amounts have not been reclassified to be in conformity with the current presentation.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOW
AS OF SEPTEMBER 30, 2003 AND 2002
================================================================================

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM-SUPPLEMENTAL FINANCIAL INFORMATION


To the Board of Directors and
Stockholders of Daleco Resources Corporation


Our reports to the Board of Directors and Stockholders of Daleco Resources Corporation and subsidiaries dated January 7, 2005 relating to the consolidated basic financial statements of Daleco Resources Corporation and subsidiaries appears on page 42. Those audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The information on pages 70 through 75 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and in our opinion, is fairly stated in all material respect in relation to the basic financial statements taken as a whole.

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


                                                  /s/ Vasquez & Co. LLP
                                                  ----------------------------

Los Angeles, California
January 7, 2005

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOW
AS OF SEPTEMBER 30, 2003 AND 2002
================================================================================



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

                                                     /s/ Jay J. Shapiro
                                                     ---------------------------
                                                     Jay J. Shapiro, CPA
                                                     A Professional Corporation

Encino, California
December 23, 2002

DALECO RESOURCES CORPORATION
SCHEDULE V -        PROPERTY, PLANT AND EQUIPMENT YEAR ENDED SEPTEMBER 30, 2003
                    (EXPRESSED IN THOUSANDS)
================================================================================

                                                                YEAR ENDED
                                                               SEPTEMBER 30
                                                             2003         2002
                     COST
                     PROVEN LEASE ACREAGE
                     BALANCE - BEGINNING OF YEAR              5,430       5,430
                     Additions                                    0       -----
                     Disposal                                     0       -----
                     BALANCE - END OF YEAR                    5,430       5,430
                                                              -----       -----

                     PROVEN UNDEVELOPED LEASE ACREAGE
                     BALANCE - BEGINNING OF YEAR              1,746       1,746
                     Additions                                    0       -----
                     Disposal                                     0       -----
                     BALANCE - END OF YEAR                    1,746       1,746
                                                              -----       -----

                     WELL COSTS
                     BALANCE BEGINNING OF YEAR                5,432       5,432
                     Additions                                    0       -----
                     Disposal                                     0       -----
                                                                  -       -----
                     BALANCE - END OF YEAR                    5,432       5,432
                                                              -----       -----
                     TOTAL COST(1)                          $12,608     $12,608



-----------
(1) Reflects cost of residual oil and gas assets held at year end. The carrying value of the Company's share of the properties divested by its subsidiary were written off in prior periods. The value of the Oklahoma properties sold in July 2002, were previously fully written off. As such, there sale does not affect the residual costs of the oil and gas assets held on September 30, 2003.

DALECO RESOURCES CORPORATION
SCHEDULE VI -       ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF
                    PROPERTY, PLANT AND EQUIPMENT YEAR ENDED SEPTEMBER 30, 2003
                    (EXPRESSED IN THOUSANDS)
================================================================================

                                                               YEAR ENDED
                                                               SEPTEMBER 30
                                                            2003           2002
       ACCUMULATED DEPRECIATION AND DEPLETION
       PROVE LEASE ACREAGE
       Balance - Beginning of Year                          3,465         3,093
       Charge for the Year                                    548           372
       Disposal                                             -----         -----
       BALANCE - END OF YEAR                                4,013         3,465
                                                            -----         -----
       PROVEN UNDEVELOPED LEASE ACREAGE
       BALANCE BEGINNING OF YEAR                              846           751
       Charge for Year                                        134            95
       Disposal                                             -----         -----
       BALANCE - END OF YEAR                                  983           846
                                                              ---           ---

       WELL COSTS
       BALANCE - BEGINNING OF YEAR                          1,997         1,964
       Charge for Year                                        315            33

       Disposal                                             -----         -----
                                                            -----         -----
       BALANCE - END OF YEAR                                2,312         1,997
                                                            -----         -----
       TOTAL DEPRECIATION, DEPLETION AND AMORTIZATION
                                                           $7,308        $6,308

DALECO RESOURCES CORPORATION
SCHEDULE X - SUPPLEMENTARY INCOME INFORMATION AND INDIVIDUAL EXPENSE ITEMS IN MISCELLANEOUS EXPENSE GREATER THAN $300,000
================================================================================

This schedule has been omitted as the information is furnished in the income statement included with the consolidated financial statements.

DALECO RESOURCES CORPORATION
SUPPLEMENTAL INFORMATION (UNAUDITED)
AS AT SEPTEMBER 30, 2003 AND 2002
================================================================================
ESTIMATED NET QUANTITIES OF PROVEN OIL AND GAS RESERVES

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

The following table shows the changes in the Company's proved oil and gas reserves for the year.

    -------------------------------------------------------------------------------------------
                                         2003                               2002
    -------------------------------------------------------------------------------------------
                             CRUDE OIL           NATURAL          CRUDE OIL         NATURAL
                                AND                GAS               AND              GAS
                             CONDENSATE          (MMCF)           CONDENSATE        (MMCF)
                             (BARRELS)                            (BARRELS)
    -------------------------------------------------------------------------------------------
        Proven Developed
         and Undeveloped
                Reserves
    -------------------------------------------------------------------------------------------
                                   641,915              3,907           642,798          3,974
     Balance - Beginning
                 of Year
    -------------------------------------------------------------------------------------------
             Acquisition             -----              -----             -----          -----
          of Reserves(1)
    -------------------------------------------------------------------------------------------
          Disposition of             -----              -----             -----          -----
                Reserves
    -------------------------------------------------------------------------------------------
             Revision of         (293,013)            (1,067)            25,876            100
      Previous Estimates
    -------------------------------------------------------------------------------------------
                                  (17,951)              (160)          (26,759)          (167)
     Production for Year
    -------------------------------------------------------------------------------------------
                                   330,553              2,680           641,915          3,907
                                   =======              =====           =======          =====
        Balance - End of
                    Year
    -------------------------------------------------------------------------------------------
                                    39,248                458            59,133            481
                                    ======                ===            ======            ===
        Proved Developed
          Reserves as at
            September 30
    -------------------------------------------------------------------------------------------



---------
1 The 11 Oklahoma wells sold in July 2002 had no economic value, and as such no reserves allocated to them.

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




STANDARDIZED MEASURE OF DISCOUNTED NET CASH INFLOWS AS AT SEPTEMBER 30, 2003 AND 2002.

                                                                 2003           2002
      Future cash inflows                                     22,266,600     28,409,000
      Future production costs                                  5,238,000      5,615,500
      Future development costs                                 5,504,900      9,028,000
      Future income tax expense*                                      --             --
                                                              ----------     ----------
                                         Subtotal             11,523,700     13,765,500
      Discount factor at 10%                                   4,251,400      5,231,900
      Standardized Measure of Future Net Cash Flows            7,272,300      8,533,600
                                                              ==========      =========


* The Company presently has approximately $27 million of loss carry forwards. Based on these carry forwards no future taxes payable have been included in the determination of future new cash inflows. Future head office general and administrative expenses have been excluded from the cash flows.

SUMMARY OF CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS.

                                                      2003              2002
        BALANCE - BEGINNING OF YEAR                 8,533,600         9,322,351
        Increase (decrease) in future net
        cash flows:
            Sales for the year net of               (808,388)         (243,037)
               related costs
            Revisions to estimates of               (452,912)         (545,714)
               proved reserves
        Acquisition of Reserves                         -----             -----
        Extensions and discoveries                      -----             -----
           net of related costs:
           Sales of reserves in place(1)                -----             -----
                                                        -----             -----
        BALANCE - END OF YEAR                      $7,272,300        $8,533,600
                                                   ==========        ==========

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


         On September 9, 2004, the Company's auditor, Jay J. Shapiro, notified the Company that he was ceasing the audit of public companies. (See Exhibit 16.1 and 16.2 to the Company's Form 10-KSB and the Company's reports on Form 8-K dated September 14, 2004 and December 2, 2004). Mr. Shapiro noted that he had no disagreement with management over any issue.

         The Audit Committee with the assistance of Mr. Shapiro conducted a search of potential auditing firms to replace Mr. Shapiro. On November 24, 2004, the Audit Committee selected Vasquez & Company, LLC, to conduct an audit of the Company for 2003 and 2004. (See Exhibit 16.3 to the Company's Form 10-KSB and the Company's Form 8-K dated December 3, 2004).

         Subsequent to Mr. Shapiro's resignation, the Company was advised that Mr. Shapiro's registration/qualification under PCAOB, as required by the Sarbanes-Oxley Act of 2002, as amended, had expired prior to his issuance of his audit letter incorporated in the Company's Annual Report on Form 10-KSB for Fiscal 2003. Therefore, the Company is required to have its new auditor conduct an audit of the Company for 2003 and 2004. Mr. Shapiro has agreed to fully cooperate with Vasquez & Company, LLP in its audit of the Company for fiscal year 2003.

         The Company had no disagreements with its prior audito, Jay J. Shapiro, and has had no disagreements with its current Registered Auditor, Vasquez & Company, LLP.

         In its search for a new auditor, the Audit Committee of the Board of Directors of the Company interviewed prospective auditors and made it selection purely based on the qualifications of the candidates and their familiarity with the businesses of the Company. The Company did not seek or request from any candidate an advisory opinion regarding its presentation of the Company's financial status or presentation of the Company's financial picture.

         CRITICAL ACCOUNTING POLICIES

         General - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Oil and gas properties - The Company follows the successful efforts method of accounting for the costs of exploration and development activities. Costs of successful exploration wells and development wells, direct acquisition costs of developed and undeveloped leases containing proved reserves capitalized and amortized on a unit-of-production method over the life of the related reserves. Costs of exploratory wells found to be dry are expensed. Support equipment and other property and equipment recorded at cost are amortized using the straight line method over their estimated useful lives. All oil and gas revenues are recorded for the corresponding production month in the month the actual receipts are received in accordance with the practices typical for the industry. Lease operating costs are recorded for the month the obligations were incurred in the month the invoices are received in accordance with the practices typical for the industry.

         Mineral properties - The Company has recorded the acquisition of Clean Age Minerals Incorporated and associated minerals rights at cost. The Company has begun to amortize its mineral properties at a nominal amortization rate of $100,000 per year subject to higher adjustments per year as production increases. The Company is utilizing a modified unit of production basis in determining its amortization rates for its mineral properties.

         Timber rights - The Company has recorded the acquisition of timber rights at cost. The Company has completely written down the costs of the timber rights acquisition.

Recently Issued Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted at the end of each period through charges to operating expense. The adoption of SFAS 143 did not have any material effect on the Company's financial condition, results of operation or liquidity.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, superseding SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. Effective in the first quarter of 1997, the Company began assessing the impairment of capitalized costs of proved oil and gas properties and other long-lived assets in accordance with the accounting requirements. The Company generally assesses its oil and gas properties on a field-by-field basis utilizing its current estimate of future revenues and operating expenses. In the event net un-discounted cash flow is less than the carrying value, an impairment loss is recorded based on estimated fair value, which would consider discounted future net cash flows. SFAS 144 did not have any impact on the Company's assessment of impairment on its oil and gas properties and mineral properties.

         In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The adoption of FIN No. 45 did not have any material effect on the Company's financial condition, results of operations or liquidity.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This Statement amends SFAS No. 123, Accounting for Stock Based Compensation to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 had no material effect on the Company's financial position or results of operation for the year ended September 30, 2003.

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This Statement requires the consolidation of certain entities that are determinable to be variable interest entities. An entity is determined to be a variable interest entity when either (i) the entity lacks sufficient equity to carry on its principal operations, (ii) the equity owners of the entity cannot make decisions about the entity's activities or
(iii) the entity equity neither absorbs losses or benefits from gains. The Company has reviewed its financial arrangements and has not identified any material variable interest entities that should be consolidated by the Company in accordance with FASB Interpretation No. 46.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Statement establishes standards for how an issuer classifies and measures certain freestanding instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances). The adoption of this Statement for the year ended September 30, 2003 resulted to a reclassification of the Company's outstanding Series A - Preferred Shares to Long-term debt by $400,000. Pursuant to SFAS No. 150, prior period amounts have not been reclassified to conform to current presentation.

         In December 2004, the FASB issued SFAS No. 123 (revised), Accounting for Stock Based Compensation, which supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implantation guidance. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions); the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. This Statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005 for small business issuers. The Company currently applies APB Opinion No. 25 in accounting for its stock based compensation (options). The Company will further study the effect of SFAS No. 123 (revised) on its financial condition, results of operation or liquidity. The Company plans to adopt this Statement using the modified prospective method whereby a cumulative adjustment is recorded as of the required effective date, but no restatement of prior period financial statements.


Item 8(a).        Controls and Procedures.

         There are four (4) full time employees of Daleco Resources Corporation and two employees of Daleco's subsidiaries. All financial matters are overseen by the President/CFO and Controller, with oversight by the Chairman of the Board. All contracting by the Company, for other than every day items, is done with the approval of either the Executive Committee of the Board of Directors or the entire Board of Directors.

         In light of the size of the Company, its limited cash flow and the transparency of its actions, the Company has instituted a limited number of formal Controls and Procedures, other than those recommended by the Company's auditors or required under the Sarbanes Oxley Act of 2002 related to the composition of its Board of Directors and the establishment of various Board Committees. These policies included an Employee Manual outlining procedures relating but not limited to employee dispute resolution and, issues related to "controlled substances" and policies in handling the recordation and transfer of funds.

         Under its retention letter with its new auditors, Vasquez & Company, LLP will be involved in a review of the Company's reports on Form 10-QSB during the fiscal year commencing October 1, 2004.

         Any problem which cannot be resolved internally or which an employee does not desire to discuss with a superior counsel or an independent member of the Board of Directors.

Item 8(b).

         None.



                                    PART III

ITEMS INCLUDED IN PART III OTHER THAN ITEMS 12 AND 14 BELOW ARE CONTAINED IN THE COMPANY'S PROXY STATEMENT AND INCORPORATED HEREIN BY REFERENCE.


ITEM 12  EXHIBITS AND REPORTS ON FORM 10-KSB

                  (A) The following exhibits are filed as part of this report:

                         EXHIBIT NUMBER AND DESCRIPTION


EXHIBIT NO.         DESCRIPTION                                          LOCATION
-----------         -------------------------------------------------    -----------------------------------------------
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



EXHIBIT NO.         DESCRIPTION                                          LOCATION
-----------         -------------------------------------------------    -----------------------------------------------
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


EXHIBIT NO.         DESCRIPTION                                          LOCATION
-----------         -------------------------------------------------    -----------------------------------------------
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



EXHIBIT NO.         DESCRIPTION                                          LOCATION
-----------         -------------------------------------------------    -----------------------------------------------
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




EXHIBIT NO.         DESCRIPTION                                          LOCATION
-----------         -------------------------------------------------    -----------------------------------------------
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

10.36               First Amendment to Master Distribution and           Incorporated by reference to Exhibit 10.36 to the
                    Marketing Agreement.                                 Company Form 8-K as filed with the SEC on
                                                                         September 15, 2004.

10.37               Memorandum of Understanding for Development of       Attached to the Company's Form 10-KSB for the
                    Sierra Kaolin(TM) Deposit                               Fiscal Year ending September 30, 2004



EXHIBIT NO.         DESCRIPTION                                          LOCATION
-----------         -------------------------------------------------    -----------------------------------------------
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

16.1                Resignation Letter of Accountant dated September     Incorporated by reference to Exhibit 16.1 to the
                    9, 2004                                              Company's Form 8-K as filed with the SEC on
                                                                         September 14, 2004.

16.2                Addendum to Resignation letter of Accountant dated   Incorporated by reference to Exhibit 16.2 to the
                    December 1, 2004                                     Company's Form 8-K,as filed with the SEC on
                                                                         December 4, 2004.

16.3                Retention Letter of Vasquez & Company as auditors    Incorporated by reference to Exhibit 16.3 to the
                    for the Company                                      Company's Form 8-K, as filed with the SEC on
                                                                         December 4, 2004.


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


ITEM 14. CONTROLS AND PROCEDURES

         The Company's disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, amended) have been designed to ensure reasonable assurance on the reliability over financial reporting and preparation in accordance with generally accepted accounting principles. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer of the Company conclude the existence and effectiveness of these controls and procedures. There has been no significant change in the internal controls subsequent to the date of evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    SIGNATURES



         In accordance with Section 13 or 125(d) of the exchange Act, the registrant caused this Second Amendment to its Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          DALECO RESOURCES CORPORATION


Dated:  January 10, 2005            By:      /s/ Gary J. Novinskie
                                             -------------------------------
                                             Gary J. Novinskie, President

         In accordance with the Exchange Act, this Second Amendment to the Registrant's Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: January 10, 2005                     By: /s/ Gary J. Novinskie
                                                ----------------------------------------------
                                                Gary J. Novinskie, Director, President, COO


Dated: January 10, 2005                     By: /s/ Dov Amir
                                                ----------------------------------------------
                                                Dov Amir, Chairman of the Board of Directors,
                                                and Chief Executive Officer


Dated: January 10, 2005                     By: /s/ H. Paul Pryor
                                                ----------------------------------------------
                                                H. Paul Pryor, Director


Dated: January 10, 2005                     By: /s/ Robert E. Martin
                                                ----------------------------------------------
                                                Robert E. Martin, Director


Dated: January 10, 2005                     By: /s/ Alfonso Knoll
                                                ----------------------------------------------
                                                Alfonso Knoll, Director


Dated: January 10, 2005                     By: /s/ John Gilbert
                                                ----------------------------------------------
                                                John Gilbert, Director

                                  CERTIFICATION


         I, Gary J. Novinskie, certify that:

         1. I have reviewed this Second Amendment to the annual report on Form 10-KSB of Daleco Resources Corporation for Fiscal Year 2003.

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

Date: January 10, 2005                     /s/ Gary J. Novinskie
                                           -------------------------------------
                                           Gary J. Novinskie
                                           President and Chief Financial Officer

                                  CERTIFICATION


         I, Dov Amir, certify that:

         1. I have reviewed this Second Amendment to the annual report on Form 10-KSB of Daleco Resources Corporation for Fiscal Year 2003.

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

Date: January 10, 2005                        /s/ Dov Amir
                                              ---------------------------------
                                              Dov Amir
                                              Chief Executive Officer

In connection with the Yearly Report of Daleco Resources Corporation (the "Company") on Form 10-KSB for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on January 14, 2004, as Amended by the First Amendment to Form 10-KSB filed with the Securities and Exchange Commission on December 10, 2004 and this Second Amendment to the Company's Annual report on Form 10-KSB (the "Report"), I, Gary J. Novinskie, President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                                        /s/ Gary J. Novinskie
                                        ---------------------------------------
                                        Gary J. Novinskie
                                        President and Chief Financial Officer
                                        January 10, 2005

In connection with the Yearly Report of Daleco Resources Corporation (the "Company") on Form 10-KSB for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on January 14, 2004, as Amended by the First Amendment to Form 10-KSB filed with the Securities and Exchange Commission on December 10, 2004 and this Second Amendment to the Company's Annual report on Form 10-KSB (the "Report"), I, Dov Amir, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(3) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(4) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                                             /s/ Dov Amir
                                             ---------------------------------
                                             Dov Amir
                                             Chief Executive Officer
                                             January 10, 2005