Form 10KSB
period 2004-09-30
DALECO RESOURCES CORP
filed 2005-01-18
CIK 746967

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the fiscal year ended  September 30, 2004.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________to______________

Commission File Number  0-12214

                          DALECO RESOURCES CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                  NEVADA                                  23-2860734
   -----------------------------------              ----------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                                                  Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year:             $ 1,468,510

Aggregate market value of voting common stock held by non-affiliates of registrant based upon the average bid and asked closing sale price on December 15, 2004: $18,076,617.

                    Applicable only to Corporate Registrants

Number of shares outstanding of the issuer's Common Stock as of December 15, 2004: 28,693,043
Number of shares outstanding of the issuer's Series A preferred stock as of December 15, 2004: 8,000
Number of shares outstanding of the issuer's Series B preferred stock as of December 15, 2004: 185,000

                       DOCUMENTS INCORPORATED BY REFERENCE

Registrants Definitive Proxy Statement.
Transitional Small Business Disclosure Format:                    YES [X] NO [ ]

                                     PART I

ITEM 1:  DESCRIPTION OF BUSINESS

GENERAL

        Daleco Resources Corporation (the "Company") is a natural resources holding company whose subsidiaries are engaged in the exploration, development and production of oil and gas properties, the sale of forest products, the development and sale of naturally occurring minerals, and the marketing of patented products utilizing the Company's minerals. The Company's wholly owned subsidiaries include Westlands Resources Corporation, Sustainable Forest Industries, Inc., Deven Resources, Inc., DRI Operating Company, Inc., Tri-Coastal Energy, Inc., Tri-Coastal Energy, L.P., Clean Age Minerals, Incorporated, CA Properties, Inc. and The Natural Resources Exchange, Inc. Deven Resources, Inc. is the managing general partner of Deerlick Royalty Partners, L.P. The Company's assets consist of three separate categories, oil and gas, minerals and timber. The company does own patents related to its minerals and other information technology.

        The Company changed its state of incorporation from Delaware to Nevada in 2002. This was effected through the merger of Daleco Resources Corporation, a Delaware corporation ("Old Daleco"), with and into Daleco Resources Corporation of Nevada, a Nevada corporation ('New Daleco"). The merger was consummated as of March 26, 2002. The Articles of Incorporation of New Daleco provide for authorized capital stock of 50,000,000 shares of common stock and 20,000,000 shares of preferred shares. The Bylaws of Old Daleco became the Bylaws of New Daleco, as amended to reflect the laws of the State of Nevada. Under the Articles of Merger filed with the Secretary of State of Nevada, the name of New Daleco was changed to Daleco Resources Corporation.

        Daleco, through its wholly owned subsidiaries, Westland Resources Corporation, DRI Operating Company, Deven Resources, Inc. and Tri-Coastal Entity, L.P. owns and operates oil and gas properties in the States of Texas, West Virginia, Oklahoma and the Commonwealth of Pennsylvania. Daleco does not refine any crude oil or market, at retail, any oil or petroleum products. Daleco does not own any drilling rigs. All of its drilling activities are performed by independent drilling contractors on a contract basis. Tri-Coastal's Texas and Oklahoma properties are fully pledged as security to Sonata Investment Company, Ltd., as successor in interest to Heller Financial, Inc., effective December 30, 2003.

        Deven Resources, Inc. ("DRI") is the general partner of Deerlick Creek Royalty Partners, a Delaware limited partnership, owning overriding royalty interests in the Deerlick Coalbed Methane Field, Tuscaloosa Alabama. DRI is also the sole shareholder of DRI Operating Company, which operates nine (9) wells in the State of West Virginia and has oil and gas interests in the Commonwealth of Pennsylvania.

        As of September 30, 2004, the Company had interests in 69 wells in the States of Texas, West Virginia, Oklahoma and the Commonwealth of Pennsylvania. The Company has experienced an average increase in the unit of production weight average sales prices it received throughout the12 month period beginning
October 1, 2003 and ending September 30, 2004 of 13% for its oil and gas products.

        Sustainable Forest Industries, Inc., a wholly owned subsidiary, a Nevada corporation, controls timber rights in Guyana covering approximately 6,000 acres. Sustainable Forest Industries, Inc. contracts with third parties to harvest and mill its woods. Sustainable Forest Industries, Inc. sells forest products under the HeartDex(TM)trademark.

        Clean Age Minerals, Incorporated through its subsidiary, CA Properties, Inc., (collectively "CAMI") owns fee and leasehold interests containing non-metallic minerals in the States of Texas, New Mexico and Utah. CAMI mines its minerals through the use of contract miners. CAMI also owns the CA

Series patented process, utilizing many of the minerals owned or under lease to CAMI, for the cleansing, decontamination and remediation of air, water and soils

        ASSETS: OIL AND GAS

        While Daleco is presently not seeking new oil and gas properties, if it did seek such properties, Daleco would face intensive competition for good exploratory prospects or existing developmental prospects from entities possessing substantially larger financial resources and staffs. The demand for domestically produced oil and gas remains substantial and should remain substantial in the foreseeable future especially in light of the turmoil in the Middle East and high domestic prices for crude oil and natural gas. However, the domestic oil industry is subject to the fluctuations inherent in the global oil industry. Pricing for domestic natural gas is not as volatile as is pricing for oil, natural gas prices have fluctuated on the spot market. However, since most of Daleco's products are natural gas under long term contracts, Daleco is more assured of a more consistent pricing for its petroleum reserves.

        As noted above, Daleco has no present intent to compete in market for new oil and gas properties. Rather, it intends to focus on the sale of its industrial minerals. Should Daleco be successful in developing its mineral properties, Daleco may elect to allocate some of these profits to the acquisition of new oil and gas properties.

                        MARKETING AND PRODUCTION OIL AND GAS

        Daleco does not refine any petroleum products. All of its production is sold to a variety of customers, which include pipelines, oil and gas gathering firms and other purchasers, pursuant to written agreements. Generally, sales of oil and gas are made at prevailing market prices. Typically, oil purchase agreements are of short duration, and provide for market sensitive pricing. Daleco is a party to two long term gas sales contracts, which may be terminated on short notice if a price adjustment is unacceptable to Daleco. Daleco is not obligated to provide a fixed and determinable quantity of oil and gas under existing contracts or agreements.

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

        Production of oil and gas is generally not considered to be of a seasonal nature, although severe weather conditions can temporarily curtail or preclude producing activities. Historically, the demand for natural gas decreases during the summer months and increases during winter months. However, in recent years this has not been the case with demand for natural gas being constant over the entire year. Daleco has never experienced any difficulties in selling any of its oil and gas.

                        CUSTOMERS

        The following table identifies the Company's customers who purchased in excess of five percent (5%) of the Company's oil or gas during the fiscal year ended September 30, 2004.

PRODUCTION AREA OF OPERATION             NAME OF LOCATION OF PURCHASER                                   PERCENTAGE
------------------------------------     ------------------------------------------------------------    ----------
TEXAS                 Oil Production     Gulfmark Energy                    Houston, Texas                      96%

                      Gas Production     ETC Pipeline (Aquila Southwest     San Antonio, Texas                  57%
                                         Pipeline Corp).(1)

                      Gas Production     Devon Gas Services (Mitchell Gas   Houston, Texas                      37%
                                         Marketing Services)(2)

PENNSYLVANIA          Gas Production     Dominion (Peoples) Gas Corp.       Pittsburgh, Pennsylvania           100%

WEST VIRGINIA         Gas Production(3)  Volunteer Energy Services, Inc.    Columbus, OH                        92%

                      Gas Production     Canaan Valley Gas Co.              Davis, WVa.                          8%

OKLAHOMA              Oil Production     Sand Point                         Oklahoma City, Oklahoma             10%

                      Oil Production     Tri-Power Resources                Ardmore, Oklahoma                   90%

                      Gas Production     Sand Point                         Oklahoma City, Oklahoma              9%

                      Gas Production     Tri-Power Resources                Ardmore, Oklahoma                   91%

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

                                                            FISCAL YEAR ENDED
                                                               SEPTEMBER 30
                                                         -----------------------
                                                            2004          2003
                                                         ---------     ---------
   TEXAS:
     Oil (Bbls)                                             11,116        14,562
     Gas (Mcf)                                              78,694       111,500
     Average Bbls/day                                           30            40
     Average Mcf/day                                           216           305

   PENNSYLVANIA:
     Gas (Mcf)                                               5,227         8,646
     Average Mcf/day                                            14            24

   WEST VIRGINIA:
     Gas (Mcf)                                              29,409        28,331
     Average Mcf/day                                            81            78

   OKLAHOMA:
     Oil (Bbls)                                              2,788         3,389
     Gas (Mcf)                                              10,839        11,513
     Average Bbls/day                                            8             9
     Average Mcf/day                                            30            32

   TOTALS:
     Oil (Bbls)                                             13,905        17,951
     Gas (Mcf)                                             124,168       159,990
     Average Bbls/day                                           38            49
     Average Mcf/day                                           340           438

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

                                                            FISCAL YEAR ENDED
                                                               SEPTEMBER 30
                                                         -----------------------
                                                            2004         2003
                                                         ---------     ---------
   TEXAS
     Average Sale Price Per Bbl                          $   31.67     $   28.31
     Average Sale Price Per Mcf                          $    5.57     $    4.82
     Average Production Cost Per Gas Equivalent (MCFE)   $    3.96     $    2.02

   PENNSYLVANIA
     Average Sale Price Per Mcf                          $    5.99     $    4.89
     Average Production Cost Per Gas Equivalent (MCFE)   $    4.78     $    0.68

   WEST VIRGINIA
     Average Sale Price Per Mcf                          $    5.61     $    5.12
     Average Production Cost Per Gas Equivalent (MCFE)   $    1.40     $    1.10

   OKLAHOMA
     Average Sale Price Per Bbl                          $   33.44     $   29.12
     Average Sale Price Per Mcf                          $    4.08     $    3.77
     Average Production Cost Per Gas Equivalent (MCFE)   $    2.67     $    3.19

   COMBINED PROPERTIES
     Average Sale Price Per Bbl                          $   32.53     $   28.71
     Average Sale Price Per Mcf                          $    5.37     $    4.77
     Average Production Cost per Gas Equivalent (MCFE)   $    3.44     $    2.48

                        WELLS AND ACREAGE

        The following tables set forth certain information as of September 30:

                                    GROSS WELLS            NET WELLS
                                -------------------   -------------------
WELL COUNT                        2004       2003       2004       2003
-----------------------------   --------   --------   --------   --------
Texas                                 30         30      17.65      17.65
Pennsylvania                           2          2       2.00       2.00
West Virginia                          7          7       2.41       2.41
Oklahoma                              35         69       6.34       9.28
                                --------   --------   --------   --------
Total                                 69        108       28.4      31.31
                                --------   --------   --------   --------
                                    GROSS ACRES           NET ACRES
                                -------------------   -------------------
DEVELOPED ACREAGE                 2004       2003       2004       2003
-----------------------------   --------   --------   --------   --------
Texas                              4,456      4,456      1,415      1,415
Pennsylvania                       1,280      1,280      1,280      1,280
West Virginia                      2,480      2,480        693        693
Oklahoma                           1,300      2,013        244        304
                                --------   --------   --------   --------
Total                              9,516     10,229      3,632      3,710
                                --------   --------   --------   --------

                                    GROSS ACRES           NET ACRES
                                -------------------   -------------------
UNDEVELOPED ACREAGE               2004       2003       2004       2003
-----------------------------   --------   --------   --------   --------
Texas                              1,357      1,357      1,264      1,264
Pennsylvania                       4,818      4,818      4,818      4,818
West Virginia                      2,997      2,997        920        920
Oklahoma                           1,120      1,790        128        194
                                --------   --------   --------   --------
Total                             10,292     10,962      7,130      7,196
                                --------   --------   --------   --------

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

                     EXPLORATORY WELLS
-----------------------------------------------------------------
YEAR DRILLED            PRODUCERS       DRY HOLES       TOTAL
--------------------   ------------   ------------   ------------
2004                        0              0              0
2003                        0              0              0

                     DEVELOPMENT WELLS
-----------------------------------------------------------------
2004                        0              0              0
2003                        0              0              0

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

        The following table sets forth the proved reserves of Daleco as of September 30, 2004 and September 30, 2003.

        The figures for the Company's Texas and Oklahoma properties were taken from a reserve report dated as of December 29, 2004 prepared by Netherland, Sewell & Associates, Inc., independent petroleum engineers with the figures as of September 30, 2004 utilizing constant product prices in accordance with reporting requirements. Reserve estimates for Daleco's Appalachian properties were computed by Daleco's in-house staff dated December 2004 with figures as of September 30, based upon internally generated production decline curves for each well utilizing constant product prices in accordance with reporting requirement.

                        NET RESERVES

                                                 YEAR ENDED RESERVES
                                                     SEPTEMBER 30,
                                             ---------------------------
       PROVED DEVELOPED RESERVES                 2004           2003
       -----------------------------------   ------------   ------------
       C X C (BBLS)
         Texas                                     35,674         34,033
         Oklahoma                                  14,236          5,215
         Pennsylvania                                   0              0
         West Virginia                                  0              0
                                             ------------   ------------
         Total                                     49,910         39,248

       GAS (MCF)
         Texas                                    229,216        257,878
         Oklahoma                                  40,571         21,372
         Pennsylvania                              21,928         39,375
         West Virginia                            417,294        139,825
                                             ------------   ------------
         Total                                    709,009        458,450

                                                  YEAR END RESERVES
                                                    SEPTEMBER 30,
                                             ---------------------------
       PROVED, UNDEVELOPED RESERVES              2004           2003
       -----------------------------------   ------------   ------------
       C X C (BBLS)
         Texas                                    284,732        291,305
         Oklahoma                                       0              0
         Pennsylvania                                   0              0
         West Virginia                                  0              0
                                             ------------   ------------
         Total                                    284,732        291,305

       GAS (MCF)
         Texas                                  2,193,411      2,220,894
         Oklahoma                                       0              0
         Pennsylvania                                   0              0
         West Virginia                                  0              0
                                             ------------   ------------
         Totals                                 2,193,411      2,220,894

All of the above stated reserves are located on-shore within the United States.

                 ESTIMATED FUTURE NET REVENUES AND PRESENT WORTH

        Estimated future net revenues of Daleco's net oil and gas reserves at the date indicated and the present worth thereof employing a ten percent (10%) discount factor is set forth in the following tabulation:

      FUTURE NET REVENUES
      SEPTEMBER 30                                  2004           2003
      -------------------------------------     ------------    -----------
      Proved Oil and Gas Reserves                 16,155,200     11,523,700
      Proved Developed Oil and Gas Reserves        3,225,500      1,664,300

      PRESENT WORTH
      SEPTEMBER 30                                  2004           2003
      -------------------------------------     ------------    -----------
      Proved Oil and Gas Reserves                 10,915,400      7,272,300
      Proved Developed Oil and Gas Reserves        1,932,500      1,145,800

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

                        RESERVES REPORTED TO OTHER AGENCIES

        There were no estimates or reserve reports of Daleco's proved domestic net oil or gas reserves filed with any governmental authority or agency, other than the Securities and Exchange Commission, during the years ended September 30, 2002, September 30, 2003 or September 30, 2004.

                        DELIVERY COMMITMENT

        Daleco is not obligated to provide a fixed and determinable quantity of oil and gas in the future under existing contracts or agreements.

        MINERAL INTERESTS

        The mining and marketing of non-metallic minerals is highly competitive, however, Daleco believes that the locations and quality of its mineral deposits will benefit its future development and sales efforts. Daleco's ability to develop these mineral deposits will be dependent on its success in bringing in strategic partners with experience in or a demand for a specific mineral, raising capital through third parties, or utilization of its Equity Line of Credit.

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

MARKETING AND PRODUCTION:  MINERAL PROPERTIES AND TIMBER

        CLEAN AGE MINERALS, INCORPORATED INTERESTS

The reserves of the mineral deposits owed by CA Properties, Inc., a wholly owned subsidiary of Clean Age Minerals, Inc., were evaluated and estimated by Leroy E. Kissinger, an independent professional geologist and are outlined below:

      STATE                 MINERAL               INFERRED TONNAGE
      ----------------      -----------------     -----------------
      Texas                 Zeolite                   1,000,000,000
      Utah                  Zeolite                     500,000,000
      New Mexico            Calcium Carbonate         1,300,000,000
      New Mexico            Kaolin                      200,000,000(1)
                                                  -----------------
                                                      3,000,000,000

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

                        MINERAL MINING

        The Company's minerals are mined by third party contractors engaged by CAMI. The Company does not conduct any mining activities of its own.

                        MARKETING OF MINERALS

         Through September 15, 2004, the marketing of the Company's minerals were covered by the Company's Marketing Agreement with Sumitomo Corporation of America. As a result of the Company's entering into the First Amendment to the Marketing and Distribution Agreement with Sumitomo on September 15, 2004, Sumitomo no longer has an exclusive marketing arrangement with the Company (see "Marketing Agreement below). From and after September 15, 2004, CAMI's Officers and third parties have marketed the Company's minerals.

                        PRODUCTION

        KAOLIN. Through September 30, 2004, the Company did not produce commercial quantities of its Sierra Kaolin(TM). Sierra Kaolin(TM) was mined in sufficient quantities for testing by prospective customers.

        LIMESTONE (CALCIUM CARBONATE "TRAVENTINE"). Through September 30, 2004, the Company mined and inventoried approximately 12,000 tons of calcium carbonate. "Sales" have been limited to "sample product and test application" volumes. As a result it has realized only nominal receipt which for the most part have covered it extraction costs. At present, deliveries of crushed and screened material for ground cover applications has been initiated in the site local area.

        ZEOLITE. Through September 30, 2004, the Company mined roughly 300 tons of material for the preparation of "samples and test products". Of the quantity extracted approximately 178 tons of raw ore and 22 tons of processed product material are held in inventory, 74 tons were distributed as test application samples and 26 tons have been sold for use in the Company's trademarked ReNuGen(TM) Zeolite based products.'

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

        HARVESTING:

        The Company uses day labor to harvest its concessions. Presently, it is equally cost effective to acquire the needed materials both through the use of day labor harvesting the Company's concessions and purchasing timber harvested from other concessions. As such the Company has relied on timber harvested by non-affiliated third parties from concession control by those parties. Therefore the company has not engaged in any direct harvesting of timbers in Guyana. This timber supply situation may change depending on the orders the Company receives for the wood produces.

        MARKETING:

        The principal responsibility for the marketing of the Company's timber and timber products was covered by the Company's agreement with Sumitomo Corporation of America. (See: Marketing Agreement below). The Company is also actively engaged in marketing selective products through trade shows and response to requests for bids and other solicitations. At present, the Company is not focusing or actually pursuing sales of hardwoods. While there is interest and limited sales of Wallaba shingles, the Company has deferred focusing on its timber assets pending development and sales of its more lucrative mineral holdings.

        OTHER MINERAL INTERESTS

        MEXICO

        Daleco owns twenty-five percent (25%) of the issued shares of Minera La Yesca, a Mexican mining corporation which presently has no assets. Minera La Yesca previously owned the Pinabete Silver Mine in the State of Nayarit, Mexico. Daleco has no plans to invest or loan further funds to Minera La Yesca.

MARKETING AGREEMENT

        Effective November 16, 2001, Daleco entered into a Master Distribution and Marketing Agreement with Sumitomo Corporation of America. The marketing agreement covers Daleco's mineral interests, timber interests, and products covered by Clean Age Minerals Incorporated's Patent. The marketing agreement establishes a "Territory" consisting of the United States, Canada, Mexico and Japan (Japan is not included in the Territory for Kaolin), in which Sumitomo Corporation of America had the exclusive rights to market and distribute the minerals, timber and Clean Age Minerals Incorporated's patented products. The marketing agreement had an initial term of ten (10) years with automatic successive renewal periods of twenty (20) years, unless the marketing agreement is otherwise terminated in accordance with its provisions.

        On September 15, 2004, the Company and Sumitomo Corporation of America entered into the First Amendment to the Master Distribution and Marketing Agreement ("First Amendment"). Under the First Amendment, Sumitomo continued to have the rights, but not exclusive rights, to market the Company's minerals and timber. Any sales of the minerals by Sumitomo will be on the same terms as any third party sales. The Company will no longer be required to share any profits with Sumitomo. Sumitomo relinquished all warrants issued under the Master Distribution and Marketing Agreement as well as certain buy-out provisions and other rights and obligations of Sumitomo.

        The Company believes the First Amendment will facilitate its ability to market its minerals to domestic and international customers.

GOVERNMENT REGULATIONS

        OIL AND GAS

        There are statutory and/or regulatory provisions regulating Daleco's oil and gas operations. These statutes allow administrative agencies to promulgate regulations in connection with the development, production and sale of oil and gas, and to establish allowable rates of production.

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

        Daleco does not believe that its environmental risks are materially different from those of comparable companies in the oil and gas industry. Daleco believes that it is in substantial compliance with all existing rules and regulations. No assurance can be given, however, that environmental laws will not, in the future, result in more onerous regulations causing an market increase in the cost of production, development and exploration or otherwise adversely affect Daleco's operations or financial ability to maintain its existing reserves. Although Daleco maintains insurance coverage for certain liabilities, to include insurance to cover specific environmental risks, such as seepage or discharge, such environmental risks are not fully insurable.

        MINERAL INTERESTS

        Daleco's activities are subject to Federal and state laws and regulations relating to environmental quality and pollution control as well as safety rules as prescribed by Occupational Safety and Health Association. At present, Daleco does not intend to engage in mining activities on its own. Daleco intends, and has to date, retained the services of outside contractors to carry out such activities. Daleco believes that such practices will result in substantial savings in the future. Daleco's contract miner for its calcium carbonate deposits in New Mexico and Zeolite deposits in Texas has obtained mining permits covering a portion of the property. Most of the Company's mineral interests in New Mexico (Limestone and Kaolin) and Utah (Zeolite) are on either Federal land or lands administered by the Bureau of Indian Affairs ("BIA"). As such, the Company must also comply with the rules and regulations imposed for the development of Federal mining leases or BIA leases. The Marfa Properties (Zeolite) in Texas are on fee and leased acreage and are subject to Federal and state laws and regulations governing open pit extraction.

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

TRANSPORTATION

        OIL AND GAS

        The sale and transportation of natural gas in the interstate market is regulated by the Federal Energy Regulatory Commission under the Natural Gas Policy Act of 1983 and the Natural Gas Act of 1938. The Natural Gas Wellhead Decontrol Act of 1989 eliminated all gas price regulation effective January 1, 1993. As a result of FERC Order 636, pertaining to the restructuring of the interstate transportation of natural gas pipelines, interstate pipelines are required to provide producers service on a non-discriminatory "open access" basis, although there are provisions which allow certain categories of gas to gain preference over others. Currently the majority of Daleco's gas is sold to interstate carriers. The Company moves its gas to the interstate carriers over a gathering system owned by the Company or joint venture partners in the Company's wells. The Company has experienced no difficulty in moving or selling its gas. The Company is not a regulated interstate carrier of natural gas and as such it is not a regulated pipeline under the National Gas Policy Act of 1983 or the National Gas Act of 1938.

        MINERAL INTERESTS

        All of the Company's mineral deposits are serviced by all weather paved or unpaved roads. The Marfa property, Marfa, Texas (Zeolite), is adjacent to a railroad line which can be utilized to transport minerals to market. The Oro Grande (Limestone) deposit is in close proximity to a railroad siding junction but would require over-land transportation. The Utah zeolite and New Mexico kaolin deposits also have access to rail lines but will require over-land transport prior to rail transport.

        TIMBER INTERESTS

        The transportation of the Company's Guyana woods is primarily by sea to a port closest to the buyer. Daleco primarily ships FOB Georgetown, Guyana. Marketing of Daleco's woods is done through Daleco's offices, by the president of SFI and over the Company's Natural Resource Exchange.

PARTNERSHIPS

        Deven Resources, Inc. historically sponsored three partnerships, Deerlick Creek Partners I, L.P. formed on August 30, 1991 and wound up in December 1999, Developing Energy Partners I, L.P. formed on October 1, 1993 and wound up in December 2001 and Deerlick Royalty Partners, formed April, 1993. Of the three (3) only Deerlick Royalty Partners remains in existence. Deerlick Creek, Developing Energy and Deerlick Royalty Partners have conducted business as separate limited partnerships with Daleco's wholly-owned subsidiary, Deven Resources, Inc., acting as managing general partner. As managing general partner, Deven Resources, Inc. is subject to full liability for the obligations of the partnerships although it is entitled to indemnification by each program to the extent of the assets of the that partnership. Since "drilling programs" constitute a "security" under the Securities Act of 1933, Deven Resources, Inc. is also subject to potential liability for failure to comply with applicable federal and state securities laws and regulations.

        DEERLICK ROYALTY PARTNERS, L.P.

        Deerlick Royalty Partners, L.P. is a Delaware limited partnership for which Deven Resources serves as the general partner. Deerlick Royalty Partners owns overriding royalty interests covering 2,043 gross acres in the Deerlick Creek coalbed methane field, Tuscaloosa County, Alabama. Deerlick Royalty Partners is structured on a carried participation basis.

ACQUISITIONS/MERGERS

        DALECO'S 16/6, INC.

        Effective July 7, 2001, Daleco acquired all of 16/6, Inc., a software development firm for 1,000,000 shares of the Company's common stock, 16/6 had applied for a patent on its I(2) technology (Patent Pending No. 09/659641) however the patent application was denied subsequent to 16/6's acquisition. The I(2) technology covers the ability to extract certain text documentation from existing published documents from the Internet and micro-payments thereof. Effective, September 3, 2004, 16/6, Inc. was merged with and into the Company. As such, as of September 3, 2004, 16/6, Inc. ceased to exist as a separate entity with all of the 16/6, Inc, information technology passing to the Company.

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

        The Sumitomo Corporation of America Securities Purchase Agreement provided for Sumitomo Corporation of America to nominate one person to serve as a director of Daleco and also to have an "observer" present at the meetings of the Board of Directors The Agreement also allowed Sumitomo to nominate a second director upon the acquisition of an additional 1,500,000 shares of Daleco Common Stock. On September 15, 2004, the warrants granted Sumitomo Corporation of America were cancelled in accordance with the provisions of the First Amendment to the Marketing and Distribution Agreement as was its right to nominate a director. (See Marketing Agreement below and Exhibit 10.36 to this Form 10-KSB.) Sumitomo's one director n the Board of Directors, Mr. Graustein, resigned from the Board of Directors on June 15, 2004.

        MARKETING AGREEMENT

        Also on November 16, 2001, Daleco entered into a Master Distribution and Marketing Agreement with Sumitomo Corporation of America ("MD&MA"). Under the Marketing Agreement, Sumitomo Corporation of America ("Sumitomo") received warrants for 540,000 shares. These warrants have a five (5) year term and have an exercise price of $2.00 per share for the first 108,000 shares, $2.50 per share for the next 162,000 shares and $3.00 per share for the remaining 270,000 shares. Sumitomo Corporation of America has not exercised any of its warrants.

        On September 15, 2004, the Company and Sumitomo entered into the First Amendment to the MD&MA. Under the First Amendment, the warrants for 540,000 shares of Daleco Common Stock granted Sumitomo under the MD&MA and the warrants for 1,700,000 shares of Daleco Common Stock granted Sumitomo under the Stock Purchase Agreement dated as of November 16, 2001 were cancelled. The Marketing Agreement was amended to delete Sumitomo's exclusive rights to market the Company's products. Sumitomo's right to nominate one or more directors to the Company's Board of Directors was also terminated under the First Amendment. Mr. Graustein, Sumitomo's nominee resigned from the Board of Directors effective June 15, 2004 (See Exhibit 10.36 to this 10-KSB.)

PATENTS

        C.A. SERIES

        Clean Age Minerals Incorporated is the owner of U.S. Patent No. 5,387,738, upon which an engineered product is based which utilizes all naturally occurring non-hazardous minerals for the remediation of sites contaminated with hazardous and/or toxic materials. Typically, the remediation of these sites is necessary in order to meet quality control regulation for air, land and water enforced by the Environmental Protection Agency and various other state and Federal environmental regulatory agencies. The patented engineered products are marketed by Clean Age Minerals, Incorporated under the trademark of the CA Series. Each of these engineered environmental products is designed for specific project site requirements based on the nature of the on-site contaminant, the size of the project and specific treatment requirements.

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

        I(2) PATENT PENDING

        16/6, Inc. applied for a patent to cover its technology to extract certain text documentation from existing published documents from the Internet and micro payments therefore. The Company originally acquired 16/6, Inc. and the I(2) Patent Pending to assist in the development of its Natural Resources Exchange. At present, the Company is not developing its Natural Resources Exchange. The U.S. Patent and Trademark Office has preliminarily denied 16/6's patent application. The Company has elected not to pursue refilling its application at this time.

TRADEMARKS

        The Company has applied for Trademarks governing the CA Series of Products CA-1 through Ca-6. The Company has acquired the trademark for the Company's "ReNuGen(TM)", a product used to enhance the efficacy of conventional municipal waste treatment plants, and has filed for a trademark for its "ORO GRANDE GOLD(TM)" covering one of its calcium carbonate products and the name Sierra Kaolin(TM) to cover its New Mexico Kaolin.

EMPLOYEES

        At September 30, 2004, the Company had six full-time employees. Daleco employs the services of consulting scientist, geologists and engineers, as well as those of nonaffiliated operating companies which conduct the actual oil and gas field operations, mineral extraction/processing and timber harvesting. The Company operates its oil and gas wells in the States of West Virginia, Pennsylvania and Texas from its Pennsylvania office utilizing contract pumpers to perform actual field operations. The Company's non-operated wells are monitored out of the Company's Pennsylvania office. The Company's mineral leases, fee interest and claims are operated by contract mining entities and are monitored by both its Pennsylvania office, and by the President of Clean Age Minerals, Incorporated, who resides in Albuquerque, New Mexico. The Company's timber operations are operated by contract harvesters and mills and are monitored and overseen by both its Pennsylvania office and by the President of Sustainable Forest Industries who resides in Long Island, New York. The Company employs independent consultants regarding the development of its mineral and timber properties. The Company considers its relations with its consultants to be satisfactory.

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

        A description of Daleco's Oil and Gas Interests by state follows:

                TEXAS

        During the first quarter of Fiscal 2004, Netherland, Sewell & Associates, Inc. of Dallas, Texas ("Netherland & Sewell"), an unaffiliated company, had been engaged by Tri-Coastal Energy, L.P.C at the request of Heller Financial, Inc. ("Heller"), to act as the contract operator of its oil and gas properties. Effective January 1, 2004, subsequent to the acquisition of the Heller interests by Sonata Investment Company, Ltd. on December 30, 2003, Netherland & Sewell became a contract consultant to the Company. Since October 1, 1999, Westlands Resources Corporation has been the operator of record, of the Company's Texas Properties owned by Tri-Coastal Energy. L.P.

        The Texas Properties are located in the Austin Chalk Trend. The Austin Chalk trend consists of the Austin Chalk, Buda, Georgetown and Edwards formations, extends for approximately 300 miles in length and 50 miles across, and encountered at depths of 5,500 to 18,000 feet. These reservoirs are generally of low permeability, and significant oil and gas production is generally obtained only by intersecting vertical fractures within the carbonate rocks. Historically, these formations were considered to be economically marginal except in areas where the rocks were highly fractured. In later years, stimulation by mechanical fracturing of the rock resulted in increasing hydrocarbon recoveries and extensive development of the trend. Recent developments using horizontal drilling techniques allow the wellbore to intersect, if present, a series of vertical fracture systems instead of a single one, thus resulting in higher rates of production and recoverable reserves, at the cost of a more expensive drilling effort. Whether an individual well will be economic, even if horizontally drilled, depends largely upon intersecting fractured portions of the formation, which cannot be predicted. Certain locales appear to contain more fracturing than others, and Daleco believes that its Texas leases are located in areas of better fracturing. It is not unusual for an individual well to produce as much as forty percent (40%) of the primary recoverable reserves during the first two years of production and the remainder over a period of ten to fifteen years. As a result of the Heller Financing, seven (7) existing vertical chalk wells were stimulated and three (3) laterals in its existing horizontal wells were drilled. The Company is presently evaluating joint venturing with third parties to develop its Texas Properties.

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

                OKLAHOMA

        As of July 1, 2002, Daleco sold all of its operated properties in Potontoc County, Oklahoma consisting of 11 gross wells. In, 2004 the Company sold non-operated interest in 34 wells also located in Potontoc County, Oklahoma. These wells were determined to be marginally economic to the Company compared to their abandonment liabilities and therefore were divested for the assumption of those liabilities. As of September 30, 2004, the Company had an undivided working interest ranging from 1.5% to 39.2% in 35 non-operated wells located in Kay, Hughes and Noble Counties, Oklahoma.

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

SALE OF OIL AND GAS PROPERTIES

        At the request of Heller, Tri-Coastal Energy, L.P. agreed on July 25, 2003 to engage Madison Energy Advisors ("Madison") to assist in the sale of Tri-Coastal's oil and gas properties in Oklahoma and Texas. Madison has advertised the properties for sale. No sale of Tri-Coastal's properties was consummated. Rather, Heller sold the Heller Loan to Sonata Investment Company, Ltd. as of December

30, 2003. As part of its transaction with Sonata Investment Company, Ltd., Heller agreed to assume the costs associated with the retention of Madison.

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

                TEXAS

                        MARFA ZEOLITE

        CA Properties, Inc. is the lessee under a 5,200 acre(+/-) lease containing high grade Zeolite, located approximately 40 miles south of Marfa, Presidio County, Texas. The lease terms call for royalty payments of $3.00 per ton of Zeolite removed from the property with a minimum royalty of $30,000 per year. CA Properties, Inc. has the option to terminate the annual royalty payments by paying a lump sum of $400,000. CA Properties, Inc. owns, in fee, approximately 100 acres of land encompassed and contained within the bounds of the 5,200 acre Zeolite leasehold. During fiscal 2004, the Company paid the required minimum $30,000 as prepaid royalty.

                NEW MEXICO

                        ORO GRANDE (CALCIUM CARBONATE "TRAVERTINE")

        CA Properties, Inc. is the lessee under a lease covering 5,020 acres of a calcium carbonate deposits in the form of high grade Travertine, located in the Oro Grande area, Cibola County, New Mexico, some 40 miles southwest of Albuquerque, New Mexico. Included in the above are 1,660 acres of U.S. Government leases while the remainder are privately owned. The lease calls for royalty payments of $0.50 per ton or 4% of gross sales for material removed, whichever is the greater. Royalties on public lands call for $0.50 per ton or 3% of gross sales, whichever is the greater. The lease also requires an annual minimum royalty payment based on a CPI adjusted formula. In Fiscal 2004, the total payments associated with the payment of royalties and/or claim fees amounted to approximately $45,755.

                        SIERRA KAOLIN(TM)

        CA Properties, Inc. owns mining claims on 2,675 acres, located in Sierra County, New Mexico encompassing its Sierra Kaolin(TM) deposit. The Federal leases call for a royalty payment of 7% of net proceeds derived from mining operations. There is also an overriding royalty interest of 7% out of mining operations payable to the former owner of these leases. CAMI paid $2,325 to the Bureau of Land Management ("BLM") in 2004 to maintain its federal mineral claims.

                UTAH

                        BEAVER ZEOLITE

        CA Properties, Inc. owns 11 Zeolite mining claims covering approximately 220 acres located in Beaver County, Utah. The Zeolite in this deposit is also considered high grade. During fiscal 2004, the paid $1,375 to the Bureau of Land Management to maintain its federal mining claims.

MINING

        The Company is presently mining its calcium carbonate, and zeolite deposits through the use of contract miners. It intends to mine its Sierra Kaolin(TM) utilizing either a contract miner or by a strategic partner. As of September 30, 2004 the Company is actively negotiating a strategic relationship for its Sierra Kaolin(TM). The mining of all of the Company's mineral deposits is exclusively conducted through the surface mining. The Company has no present plans to undertake mining of its mineral deposits directly.

TIMBER INTERESTS

        DEFINITIONS:

        "Bd Ft", means Board Feet or Board Foot as a unit of measure commonly used within the timber and wood industry.

        "Net", as it applies to acreage, mining claims or wells refers to the sum of the fractional ownership interests owned by the Company in gross acres, mining claims or gross wells.

        TROPICAL HARDWOOD CONCESSION

        Daleco, through its wholly-owned subsidiary, Sustainable Forest Industries, Inc., a Delaware company, controlled two (2) timber concessions in Guyana, South America. These concessions encompass approximately 6,000 acres of tropical hardwoods. Sustainable Forest Industries, Inc. intends to harvest and market its wood through strategic alliances with its partners in Guyana and the United States. Sustainable Forest Industries, Inc. received its U.S. import certificate for tropical wood in July 1997, and has applied for its marketing trademark, HeartDex. Daleco provides accounting, administrative and financial services to support Sustainable Forest Industries, Inc.'s operations.

        Sustainable Forest Industries, Inc. has maintained its holdings and access to its two (2) hardwood timber concessions in Guyana. Due to the limited operations on these properties over the past several years, Daleco has amortized its entire investment in Guyana as of September 30, 2001. Sustainable is currently in negotiation with existing saw mills and other harvesters of timber in Guyana to establish a joint harvesting, milling and marketing of Sustainable's and these third parties woods.

        Presently, all harvesting conducted on SFI's concessions is done by contract personnel. Due to the availability of a large labor force in Guyana, the Company believes it is far more expedient, at present, to utilize contract labor to harvest its concessions rather than maintain a large labor force to perform the required harvesting. The Company is considering minimizing its economic exposure in Guyana by limiting its efforts to marketing arrangements and/or contract operations rather than direct concession ownership. Daleco's Sustainable Forest Industries, subsidiary is focussing presently only on developing a US domestic market for its hardwood shingles (roofing and siding) from Guyana.

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of security holders in the fourth quarter of Fiscal Year 2004.

                                     PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER'S MATTERS

        The Company's Common Stock trades on the Over the Counter Market (Bulletin Board). The symbol for the Company's shares is DLOV. As of September 30, 2004, there were approximately 1,769 record (inclusive of brokerage house "street accounts") owners of the Company's Common Stock.

               MARKET PRICE OF, AND DIVIDENDS ON, THE REGISTRANT'S
                   COMMON EQUITY AND OTHER STOCKHOLDER MATTERS

        Our common stock is quoted on the OTC Bulletin Board under the symbol "DLOV." The following table shows the high and low closing bid prices for the fiscal quarters indicated. Daleco's fiscal year ends September 30.

           2004                           HIGH        LOW
           -------------------------   ---------   ---------
           First Quarter               $    1.25        0.82
           Second Quarter                   1.04        0.70
           Third Quarter                    0.97        0.56
           Fourth Quarter                   0.70        0.40

           2003                           HIGH        LOW
           -------------------------   ---------   ---------
           First Quarter               $    0.64   $   0.095
           Second Quarter                   0.24       0.060
           Third Quarter                    0.60       0.150
           Fourth Quarter                   0.95       0.449

HOLDERS OF COMMON EQUITY

        As of September 30, 2004, the current outstanding amount of shares of common stock was 28,367,043 with 1,769 shareholders of record.

HOLDERS OF PREFERRED

        As of September 30, 2004, there were two (2) holders of the Series A Preferred and 18 holders of the Series B Preferred.

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

SECTION 16(a) COMPLIANCE

        Based solely upon a review of Form 3 and 4 during the fiscal year ending September 30, 2004, there were no late filing of reports by any party required to have filed same. Daleco received no Form 5s filed by any party.

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

        Daleco has not sought any advances under the Equity Line of Credit and, at present, has no intention to do so. The Equity Line of Credit expires on November 6, 2005 unless the Company files either an amendment to its effective registration or a new registration statement has been declared effective. The Company has no plans to extend the termination date of the Equity Line of Credit.

        Effective, November 16, 2001, Daleco entered into a Stock Purchase Agreement with Sumitomo Corporation of America. The Sumitomo Corporation of America Securities Purchase Agreement provided for the purchase of 640,000 shares of Company common stock at a price of $1.25 per share. The Sumitomo Corporation of America Securities Purchase Agreement also granted Sumitomo Corporation of America 1,700,000 warrants, at exercise prices ranging from $2.00 per share for the first 850,000 shares, $2.50 per share for the next 510,000 shares and $3.00 per share for the remaining 340,000 shares. The Sumitomo Corporation of America Securities Purchase Agreement provides for Sumitomo Corporation of America to nominate one person to serve as a director of Daleco and also to have an "observer" present at the meetings of the Board of Directors. At such time as Sumitomo Corporation of America has acquired at least 1,500,000 shares under the Securities Purchase Agreement through the exercise of its warrants plus the additional acquisition (640,000 original purchase shares plus 860,000 warrant shares), the observer shall be nominated to serve as a director of Daleco. Also on November 16, 2001, Daleco entered into a Master Distribution and Marketing Agreement with Sumitomo Corporation of America. Under the Marketing Agreement, Sumitomo Corporation of America received warrants for 540,000 shares. On September 15, 2004, the Company and Sumitomo entered into the First Amendment to the Master Distribution and Market Agreement ("First Amendment"). Under the First Amendment, all of the warrants granted to Sumitomo under the Stock Purchase Agreement and the Master Distribution and Marketing Agreement were cancelled after the First Amendment, Sumitomo held only 640,000 shares of common stock.

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

As such, Terra Silex's right to purchase additional shares under this Terra Silex Agreement terminated. The Terra Silex warrant is only vested as to 250,000 shares with the remaining 250,000 shares of the Terra Silex warrant having been forfeited as a result of Terra Silex's failure to fund the third tranche. As a result of Cornell Capital Partner's conversion of the Debenture, Paragraph 6.3 of the Terra Silex Agreement gave Terra Silex the right to acquire 220,169 shares of common stock at a price of $0.117 per share, the effective price per share of the stock issued to Cornell Capital Partners. Terra Silex purchased these shares on or about October 29, 2003. Terra Silex owns a total of 2,246,247 shares of common stock.

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

        As of the fiscal year ending September 30, 2004, Daleco had 28,367,043 shares of common stock outstanding.

PREFERRED STOCK

        On February 28, 2002, the Company filed a certificate of amendment to its certificate of incorporation, authorizing the Company to issue 20,000,000 shares of preferred stock, par value $0.01 per share. As of September 30, 2004, there were 8,000 shares of Series A preferred stock and 185,000 shares of Series B preferred stock outstanding.

SERIES A 10% CUMULATIVE PREFERRED STOCK. The Series "A" Preferred stock has a stated face value of $50.00 per share and the holder is entitled to one vote per share. Daleco is required to redeem this stock from the holders for $400,000. (See Part II, Item 3, Legal Proceedings Kane v. Daleco Resources Corp. et al.)

SERIES B 8% CUMULATIVE CONVERTIBLE PREFERRED STOCK. The Series "B" Cumulative Convertible Preferred Stock has a face value of $10.00 per share with no voting power. This preferred stock can convert to common stock at 85% of the average of the 5 days before the date of conversion with a minimum amount of $1.25 per share.

OPTIONS AND WARRANTS

        OPTIONS(1)
                                                         2004          2003
                                                    ------------   ------------
    Outstanding and Exercisable at beginning of
     period                                            5,500,000      5,610,000
    Granted(2)                                           400,000            (--)
    Canceled(3)                                                0       (110,000)

    Exercised                                                  0            (--)
    Outstanding and Exercisable at end of           ------------   ------------
     period(4)                                         5,900,000      5,500,000
                                                    ------------   ------------

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

(2) At the Annual Meeting of Shareholders held on March 25, 2004, the Shareholders approved the adoption of the Daleco Resources Corporation Non-Qualified Independent Directors Stock Option Plan ("Plan"). The Plan provided for the issuance of up to 200,000 shares per independent (outside) directors vesting over three (3) years and only while the recipient is a director of the Company. 100,000 shares would vest in the first year, and 50,000 shares would vest in each of the second and third years assuming that the recipient remained a director for all three years). The Plan provides that the exercise price will be the average of the closing bid and asked price for the five (5) business days proceeding the date of the award. The Board granted each Mr. Pryor and Lord Gilbert options for 200,000 shares under the Plan. Under the Plan, the options expire five (5) years from the date of grant or March 2009. The options were issued to Lord Gilbert and Mr. Pryor at an exercise price of $85 per share.

(3) On November 12, 2002, 110,000 options awarded under the Company's Non-Qualified Stock Plan expired. These options had an exercise price of $2.19 per share.

(4) Of the 5,900,000 options outstanding as of September 30, 2004, 4,781,000 are held by current officers, directors and employees of Daleco. The exercise price for the options held by insiders range from $0.25 per share to $1.08 per share.

         COMMON STOCK WARRANTS

Common Stock warrants outstanding at September 30, 2004, consist of the following:

         PRICE PER ISSUANCE       EXPIRATION DATE      AMOUNT(1)      SHARE
         ----------------------   -----------------   ----------     -------
         Financing Sources(2)     July 31, 2004 to                   $   .44
                                  December 31, 2007      969,579     $  1.05

         Terra Silex Warrant(3)   December 31, 2006      250,000     $  1.25

         Conley Warrants(5)       February 26, 2008      300,000     $  0.13

         Anthony Warrants(5)      February 26, 2008      300,000     $  0.13

         Smith Warrants(4)        August 31, 2007        250,000     $   .65

(1) SUMITOMO WARRANTS: Under a Stock Purchase Agreement by and among Sumitomo Corporation of America and Daleco dated as of November 16, 2001, Sumitomo Corporation of America was granted warrants for 1,700,000 shares of common stock with a five (5) year term at exercise prices ranging from $2.00 per share for the first 850,000 shares, $2.50 per share for the next 510,000 shares and $3.00 per share for the remaining 340,000 shares. Daleco and Sumitomo Corporation of America also entered into a Master Distribution and Marketing Agreement dated as of November 16, 2001 under which Sumitomo Corporation of America was granted warrants for 540,000 shares. These warrants have a five (5) year term and have an exercise price of $2.00 per share for the first 108,000 shares, $2.50 pen share for the next 162,000 shares and $3.00 per share for the remaining 270,000 shares. Effective September 15, 2004, those warrants were called in accordance with the provisions of the First Amendment to the Master Distribution and Marketing Agreement.

(2) FINANCING SOURCES. On July 21, 1998, a total of 263,638 warrants expiring on November 20, 2003 were granted to four persons who loaned Daleco a total of $145,000 in July 1998. . The expiration date for these 263,638 warrants was extended from November 20, 2003 to November 20, 2005 in Fiscal Year 2000. The warrants may be exercised at any time before the expiration date at an exercise price of $0.55.. On November 28, 2001, a warrant for a total of 435,941 shares of common stock were granted to Sonata Investment Ltd (warrants for 395, 273 shares of common stock) and Standard Energy (warrants for 40,668 shares of common stock) as consideration for entering into the Loan Conversion Agreement dated August 1, 2001. The Loan Conversion Agreement extended the date by which Daleco had to satisfy its obligations to both Sonata Investment Company, Ltd. and Standard Energy Company and granted both Sonata and Standard the right to convert the debt into common stock of Daleco at such time as Daleco advised Sonata and Standard of its intent to satisfy Daleco's obligations to one or both entities. Sonata and Standard are affiliated entities. The exercise price was fixed at $1.05. The Sonata and Standard Warrants were to have expired August 1, 2002. However, Daleco agreed to extend the termination date of the Sonata and Standard Warrants until July 31, 2004 in exchange for Sonata's relinquishing its twenty percent (20%) interest in the net profits of Daleco's subsidiary Sustainable Forest Industries, Inc. These extensions have resulted in a $100,000 charge to the statement of loss in Fiscal Year 2002. The Sonata warrants were further extended until December 31, 2007 as additional consideration under the Second Amendment to the Heller Loan. Sonata was granted an additional 250,000 warrants under the Second Amendment to the Heller Loan, at an exercise price of $.906 expiring on December 31, 2007

        On September 1, 2004, the Company granted to Herbert L. Lucas warrants for 20,000 shares of common stock with an exercise price of $.44 per share. The warrants expire on August 31, 2006. The Warrants were given in consideration for Mr. Lucas having made a loan of $40,000 to the Company's wholly owned subsidiary, CA Properties, Inc. (See Note 7(d) above.)

(3) TERRA SILEX WARRANT. Under a Stock Purchase Agreement dated September 11, 2001 by and among Daleco and Terra Silex Holding, LLC, Terra Silex was granted a warrant for 250,000 shares at an exercise price of $1.25. The Terra Silex Warrant expires on December 31, 2006.

(4) SMITH WARRANTS. On September 1, 2004, warrants for 250,000 shares of Stock at a price of 65(cent) per share were granted to Mr. William Smith in consideration for his consultation and expertise in regard to the marketing and development of the Company's potential product ReNuGen(TM).

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

ITEMS 6 AND 8(A): MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

FISCAL 2004

        The fiscal year ended September 30, 2004 marked the fourth year in the Company's plan to commercialize the mineral holdings of its wholly owned subsidiary, Clean Age Minerals, Inc. While the Company's efforts toward that goal were the primary focus, the efforts continued to produce only nominal but improved revenues during the fiscal year. For the period, the Company continued to benefit from favorable market forces within the energy sector which provided the Company with roughly 98% of the total operating receipts for the fiscal year. Operations associated with the Company's timber segment were at nominal levels throughout the year.

        The primary underlying factor which influenced the Company's overall growth during the fiscal year ending September 30, 2004 continued to be its limited capital base. To address this issue the Company has aggressively sought out strategic relationships with access to incremental capital resources to further the commercialization of it mineral holdings. The Company believes that the relationships formed during the fiscal year will significantly subsequent periods.

Segment Comments:

        Because of its reliance on revenues derived from the production and sale of oil and natural gas, the Company's performance and overall operating results during the fiscal period were influenced by the various external factors associated with the energy sector. These non-controllable factors include the variability in the demand for and the pricing of the crude oil and natural gas within the Company's operating areas, the general availability of quality contact services (critical in fiscal 2004) and the occurrence of unforeseen wellbore mechanical problems. During the twelve month period ending September 30, 2004, the Company's energy segment's performance, as measured by its direct operating cash flows declined by 37% as compared to the prior fiscal year period. The main reasons for the fall-off were the increases in the price of oilfield goods and services the Company utilized in its operations and a significant increase in producing well "down-time" resulting from shortages of quality well servicing equipment and contractors within its operating regions.

        During the fiscal year, the Company expended roughly $110,000 of its available capital and an considerable amount of its manpower resources to further the development of the technical and operational platforms required to commercialize the three plus (3+) billion tons of industrial minerals controlled by Clean Age Minerals, Inc., the Company's wholly owned subsidiary. It is believed that these efforts will permit the Company to attract quality strategic partners for its mineral development efforts and to negotiate more favorable joint venture.

        Clean Ages' efforts with respect to its various mineral deposits were all direct to addressing the various factors associated with the market acceptance of the mineral products and the operational issues involved in the development stages of the mining and mineral processing operations.

        With respect to its New Mexico Calcium Carbonate (Travertine) deposit, efforts were focused initiating extraction operations and on capitalizing on the availability of marketable mineral inventories. In conjunction with its site-operating partner, extracted inventories have been established at roughly 12,000 tons of graded product. These inventories are required to support active marketing programs for "commodity stone" into the regional ground cover and decorative stone markets. Limited deliveries of "commodity stone" occurred during the year to introduce the products to regional distributors and to assess its long-term performance characteristic. These deliveries re considered critical to obtaining long term contracts.

        The ability to display core extraction and grading competencies at this site, has allowed the Company to pursue the introduction of its Calcium Carbonate material into other product applications such as road base, pollution control, stone tile and filler markets and to attract the interest of potential strategic partners.

        Efforts relating to the Company's Sierra Kaolin(TM) deposit in New Mexico during fiscal year focused on the identification of strategic joint venture partners for the funding and/or market introduction of the Sierra Kaolin(TM)'s products. Commercial markets for the Company's Kaolin have been identified in various industrial sectors such as paper, paint, rubber, plastic, adhesive and other small volume - high margin specialty applications. The Company has also initiated "preliminary market inquiries" which were designed to determine the markets interest in its Sierra Kaolin and to identify potential "end-user testing clients". These entities, both domestic and international, were targeted so that active market participants could evaluate product test samples so that the Company could receive potential client feedback for used in optimizing its final product specifications and processing facility requirements.

         While the process is requiring more time and costs than initially anticipated, the Company has made progress both independently and jointly under executed Confidentiality and Non-Circumvention Agreements and memorandum of Understanding with external parties towards the introduction of its Sierra Kaolin(TM) products. Furthermore, it has continued its efforts to investigate various potential private and public financing sources to fund the construction of a processing facility capable of producing a suite of Sierra Kaolin(TM) products that will meet the specific needs of the various industrial applications.

         The potential size of the North American market for the Company's Sierra Kaolin(TM) is believed to be in excess of five (5) million tons annually.

        The Company continued the process of externally verifying the application for Clean Age Minerals' Patented CA-Series Products during the twelve (12) month period ending September 30, 2004. The Company's CA-Series products were tested by independent engineering firms and consultants in areas such as the treatment of Bioorganic, agricultural and petrol-chemical waste streams. The results of certain of these tests have proven to be highly favorable and lead to efforts to initiate market introduction of products based on the Company's patented technology. The first of these products, marketed under the trademarked name ReNuGen (TM) introduced into select markets in December 2003, first quarter of fiscal year 2004. These initial test markets have been expanded and key longer term performance data and supply chain experience are being obtained Other application testing of the CA-Series Patented technology was ongoing in fiscal 2004 and will continue into the new year.

        In addition, to its use as a component in the Company's Patented CA-Series products, Clean Age Minerals also continued its investigations of various potential alternative uses for its one and a half (1.5) billion tons of high quality Zeolite under its control. Considering the overall applications for the base Zeolite and the Patented CA-Series products, the Company has identified a market potential in excess of one (1) tons annually. The Company believes that through its use of various venture and/or out-sourcing arrangements either in-place or contemplated that it will be able to begin tap this identified market potential.

        During the fiscal year, Sustainable Forest Industries, Inc., the Company's wholly owned subsidiary, continued its focus on developing a tropical hardwood marketing program that could be introduced its products into the domestic ("US") market with nominal financial support. Working independently and in conjunction with third parties, Sustainable has confirmed the applications and has certified the performance of the Guyana Wallaba wood species for certain residential construction products. The market introduction of these products has met with resistance in its New England primary target area do to lack of a local "long term demonstration" installation site. As such, the Company will focus its marketing efforts during FY2005 to Florida where it has such a "demonstration" site. In addition, the significant increase in demand for wood products in Florida and other coastal area resulting from the recent storm damage is viewed as having a favorable impact on the market climate for introducing new and/or alternative wood production to the region. The Company plans to form a strategic alliance with regional entities to augment its efforts.

Financial And Operating Parameter Comparisons:

         In general, for the fiscal year ending September 30, 2004, the Company's total revenues decreased 173,336 to a level of $1,641,846 or roughly 11% from the revenues recorded for fiscal 2003. The decrease in receipts was primarily the result of lower oil and natural gas production levels coupled with higher well servicing costs. The decreases in production levels were the direct result of greater than normal producing well down-time resulting from limited access to quality well servicing equipment and contractors as demand for these services jumped in response to higher average energy prices. Direct well operating expense increased by $176,079 period to period or 22%. However, the impact of this increase was offset by decreases in non-cash operational charges for items such as depletion, amortization and depreciation which declined by $434,023 year to year. As a result the Company recorded total property operating expenses in fiscal 2004 of $2,450,625 for an decrease of $1253,945 or 9% over the prior fiscal period. Interest expense decreased in fiscal 2004 to $257,964 as compared to fiscal 2003 for decrease of $433,585 as result of the restructuring of the Heller Financial obligations. General corporate overhead increased by $74,513 in fiscal 2004 or 8% as compared to the prior period mainly as a result of additional efforts involved in addressing potential mineral markets and strategic relationships. For the fiscal year period ending September 30, 2004 the Company reported a loss of $2,231,957 as compared to a loss of $2,672,386 for the prior fiscal period excluding the gain on debt forgiveness and a net income of $3,555,730 inclusive of the financial impact from gain on debt forgiveness resulting from the

Heller Note restructuring. Non-cash charges booked during the year ($1,520,911) represent approximately 68% of the fiscal 2004 loss excluding the impact of the extraordinary item. As a result of its increased efforts to commercialize its mineral holdings and the negative impact of greater than normal producing well down-time, the Company demand for cash required for its operations rose to $596,106 in fiscal 2004.

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

LIQUIDITY AND CAPITAL RESOURCES

        Throughout the fiscal year, additional funds were made available to the Company by its controlling shareholder, Mr. Amir in the form of unsecured loans (See, "Certain Relationships" and "Related Transactions".) At the end of Fiscal 2004, the amount owed to Mr. Amir was $1,150,934 (this amount includes principal and accrued and unpaid interest on notes of $875,753, and other expense reimbursement of $275,181). On December 30, 2003, the Company entered into an Amended and Restated Loan Agreement with Sonata pursuant to which the Company will remain as operator of its oil and gas properties located in Texas and will be entitled to receive operating income. The Company is also indebted to Mr. Novinskie, President, Chief Operating Officer and a Director in the amount of $231,628, consisting of $44,123 unreimbursed expenses, $162,505 in accrued and unpaid salary, and $25,000 in accrued and unpaid bonuses. The Company owed Mr. Erlich, a former officer and director of the Company, $134,817 (which amount includes principal and accrued and unpaid interest). The Company remains indebted to two individuals from whom it borrowed $50,000 in July 1998, one of whom is Mr. Amir ("July 1998 Obligations"). In each case the July 1998 Obligations are in default although none of the note holders has made a demand for payment. See Note 8 to the Financials attached.

        During the Fiscal Year, $1,449,589 was recorded in depletion, depreciation and amortization costs. This charge is primarily attributable to normal amortization of the Company's Patent and technology right acquisition costs as well as its mineral properties, depletion of the Company's oil and gas holding, and depreciation charges against fixtures and property assets

        The Company believes that its relations with trade creditors are good and foresees no immediate problems in deferring payments for a short time or making other necessary arrangements to meet its obligations.

CAPITAL EXPENDITURES

        OIL AND GAS

        During Fiscal 2004, the Company and/or its related entities did not participated in the drilling of any new wells. The Company, through its related entities, participated in various reworking and repair operations on wells comprising its oil and gas holdings.

        TIMBER

        Other than the payment of annual fees to maintain its concessions in Guyana, the Company had no substantial capital expenditures for its Timber operations in Fiscal 2004.

        MINERALS

        During Fiscal 2004, the Company had no capital expenditures on its mineral properties. All capital improvements made to the Company's mineral properties were conducted by contract miners. The Company has capitalize certain of the payments made to maintain its mineral claims. These expenditures have been booked as Pre-Paid Royalty Payments and will be captured as mineral extraction operations progress.

ACQUISITIONS:

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

        Daleco acquired all of the outstanding capital stock of 16/6, Inc. in exchange for 1,000,000 shares of common stock of Daleco. On September 3, 2004, 16/6, Inc. was merged with and into Daleco. 16/6, Inc. no longer exists as a separate entity.

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

        Also on November 16, 2001, the Company entered into a Master Distribution and Marketing Agreement ("Marketing Agreement") with SCOA. Under the Marketing Agreement, SCOA received warrants for 540,000 shares. These warrants have a five (5) year term and have an exercise price of $2.00 per share for the first 108,000 shares, $2.50 per share for the next 162,000 shares and $3.00 per share for the remaining 270,000 shares. Effective September 15, 2004, the Company entered into the First Amendment to the Master Distribution and Marketing Agreement ("First Amendment"). Under the First Amendment, the warrants to purchase up to 1,700,000 shares of Daleco Common Stock granted in the SCOA SPA and the warrants to purchase up to 540,000 shares of Daleco Common Stock granted in the Marketing Agreement were cancelled.

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

        At the same time it entered into the Equity Line of Credit, Daleco entered into a Securities Purchase Agreement with Cornell Capital Partners, L.P. Under the Securities Purchase Agreement, Daleco issued and sold to Cornell Three Hundred Thousand Dollars ($300,000) of convertible debentures. The debentures are convertible into shares of common stock at a price equal to equal to the lesser of (a) an amount equal to one hundred twenty percent (120%) of the closing bid price of the common stock as of July 22, 2002, or (b) an amount equal to eighty percent (80%) of the average lowest three closing bid prices of the common stock for the five trading days immediately preceding the conversion date. Commencing in November 2002, Cornell Capital Partners began to convert the Debenture into stock. This conversion process was completed by January 28, 2003, at which time the entirety of the Debentures had been converted into 5,027,881 shares of Daleco's common stock. As of 9/30/04 the Company has no payment obligations, cash or otherwise, to Cornell Capital Partners.

        The Equity Line of Credit expires on November 7, 2005 unless the Company elects to extend its current registration on Form SB-2, effective November 7, 2002 or file a new registration statement covering these same shares which becomes effective prior to November 6, 2005. The Company has no intention to do either. The Company had not taken any advances under the Equity Line of Credit and has no present intention to do so.

Private Placement

        On December 13, 2004, the Company sold 300,000 shares of common stock to three individuals pursuant to a private placement under section 506 of Regulation D, promulgated under the Securities Act of 1933, as amended. The price per share was $.30. The proceeds of the sale were used to cover the costs of the Company's audit for fiscal year 2004, re-audit of fiscal year 2003. Additionally and legal fees associated with the offering, 6,000 shares were issued to the selling broker, Laferty & Co., as consideration for its selling commission.

ITEM 7:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following financial statements and schedules are included herein.

       Audited Financial Statements and Supplemental Financial Information

*       Independent Auditors' Report on Audited Consolidated Financial
        Statements

*       Consolidated Balance Sheets

*       Consolidated Statements of Loss

*       Consolidated Statements of Shareholders' Equity

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

* Standardized Measure of Discounted Future Net Cash Flow from Estimated Production of Proved Oil and Gas Reserves

*       Summary of Changes in Standardized Measure of Discounted Future Net Cash
        Flows

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Daleco Resources Corporation

We have audited the accompanying consolidated balance sheets of Daleco Resources Corporation and subsidiaries as of September 30, 2004 and September 30, 2003, and the related consolidated statements of loss, shareholders' equity, and cash flows for each of the two years ended September 30, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Daleco Resources Corporation and subsidiaries as of September 30, 2004 and 2003, and the results of their operations and cash flows for each of the two years then ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

                                                /s/ Vasquez & Company, LLP
                                                --------------------------------

Los Angeles, California
January 17, 2005

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2004 AND 2003

                                                                    2004              2003
                                                               --------------    --------------
ASSETS
CURRENT ASSETS
  Cash Accounts                                                $      265,888    $      428,988
  C/Ds                                                                133,120           136,000
  Account receivables                                                 578,597           423,935
  Jib Receivables                                                          --                --
  Prepaid Mineral Royalties S/T (note 5c)                             300,297           270,297
  Other Current Assets                                                  4,569             4,569
                                                               --------------    --------------
      TOTAL CURRENT ASSETS                                     $    1,282,471    $    1,263,789
                                                               --------------    --------------
OTHER ASSETS
  Prepaid Mineral Royalties L/T (note 5c)                      $      294,270    $      265,190

  Debt Placement Costs                                                869,861           584,815
  Accumulated Amortization                                           (656,137)         (584,815)
    Net Debt Placement Costs                                          213,724                --
  Equity Placement Costs                                                   --                --
  Accumulated Amortization Equity Costs                                    --                --
    Net Equity Placement                                                   --                --
  Other Assets                                                             --                --
      TOTAL OTHER ASSETS                                       $      507,994    $      265,190
                                                               ==============    ==============
FIXED ASSETS
  Oil and Gas Properties (note 3)                                  12,607,950    $   12,607,950
  Accumulated DD&A                                                 (7,907,950)       (7,307,950)
    Net Oil and Gas Property                                        4,700,000         5,300,000
  Mineral Properties (note 5)                                      12,609,100        12,609,100
  Accumulated DD&A                                                   (200,000)         (100,000)
    Net Mineral Property                                           12,409,100        12,509,100
  Timber Properties (note 4)                                        1,028,342         1,028,342
  Accumulated DD&A                                                 (1,028,342)       (1,028,342)
    Net Timber Property                                                    --                --
  Technology/Patent Rights (note 6)                                 7,767,000         7,767,000
  Accumulated DD&A                                                 (2,904,378)       (2,166,123)
    Net Tech./Patent Rights                                         4,862,622         5,600,877
  Property, Equipment, Furniture & Fixtures                           514,749           514,749
  Accum. Depr (P, E, P &  P)                                         (505,332)         (493,998)
    Net (P, E, P & P)                                                   9,417            20,751
  Leasehold Improvements                                                   --                --
  Accu. Amort. (Lease  Improvements)                                       --                --
    Net Lease Improvements                                                 --                --
                                                               --------------    --------------
      TOTAL FIXED ASSETS                                       $   21,981,139    $   23,430,728
                                                               ==============    ==============
      TOTAL ASSETS                                             $   23,771,604    $   24,959,707
                                                               ==============    ==============

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2004 AND 2003

                                                                      2004              2003
                                                                 --------------    --------------
LIABILITIES

CURRENT LIABILITIES
  Trade A/P                                                      $      938,609    $      970,347
  Notes Payable (note 7)                                                132,543           142,543
  Note Due related Pty (note 8)                                         751,310           733,410
  HFI Financing (note 10a)                                                   --         5,154,783
  Loans--1st Regional (note 10c)                                        100,000           100,000
  CAMI Notes                                                            514,881           514,881
  Sonata and Standard Energy  Financing (notes 7b and 10)               218,334                --
  Accrued Interest Expense (notes 8 and 10)                             359,938         1,786,871
  Accrued Dividend Expense (notes 11d and 14)                         1,935,336         1,248,043
  Accrued Expense Reimbursements (notes 8)                               92,675            60,187
  Accrued Salary Expense (note 8)                                       657,583           364,351
      TOTAL CURRENT LIABILITIES                                  $    5,701,209    $   11,075,416


Long Term Liabilities
  Long Term Debt-Sonata & Lucas (notes 7(d) and 10 (a) and (b))  $      304,628    $           --

  Mandatory Redeemable Preferred Stock (note 7(a))                      400,000           400,000
      Total Long Term Liabilities                                       704,628           400,000

      Total Liabilities                                          $    6,405,837    $   11,475,416

EQUITY
  Beginning Retained Earnings                                    $  (25,103,748)   $  (22,421,362)
  Current Period Income/(loss)                                        3,555,730        (2,672,386)
  Dividends Paid (Cash & Stock)                                        (691,188)          (10,000)
  Add. Paid in Capital (See Note 11(d))                              39,319,453        38,322,010
  Preferred Stock (note 11)                                               1,850             3,100
  Common Stock (note 11)                                                283,670           262,849

      TOTAL EQUITY                                               $   17,365,767    $   13,484,291
                                                                 --------------    --------------
    TOTAL LIABILITIES AND EQUITY                                 $   23,771,604    $   24,959,707
                                                                 ==============    ==============

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF LOSS
YEARS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                    2004              2003
                                                               --------------    --------------
REVENUE
Oil and Gas Sales                                              $    1,262,578    $    1,476,602
Net Profit Interest Receipts                                               --                --
Royalty Receipts                                                       36,745            32,402
Timber Sales                                                               --            45,760
Mineral Sales                                                          28,150                --
                                                               --------------    --------------
  Total Operating Income                                       $    1,327,473    $    1,554,764
                                                               --------------    --------------
Interest Income                                                            14               455
Well Management                                                       141,023            66,627
Ptr. Management                                                            --                --
Gain On Forgiveness Of Debt                                         5,787,687                --
Other Income                                                           35,563            20,000
                                                               --------------    --------------
  Total Other Income                                           $    5,964,287    $       87,082
                                                               --------------    --------------
  Total Income                                                 $    7,291,760    $    1,641,846
                                                               ==============    ==============
EXPENSES
Lease Operating Expenses--Oil and Gas                          $      760,070    $      553,024
Lease Operating Expenses--Timber                                        7,400            14,900
Lease Operating Expenses--Minerals                                    144,502           117,117
Net Profit Interest Expenses                                               --                --
Prod Tax                                                               99,595           115,190
DD&A (includes Depreciation)                                        1,449,589         1,883,612
Third Party Distributions                                              24,726            20,727
                                                               --------------    --------------
  Total Property Expense                                       $    2,485,882    $    2,704,570
                                                               --------------    --------------
Interest Expense                                                      257,978           692,004

General and Administrative Expenses                                   675,951           594,448
Legal and Professional Expenses                                       209,408           313,345
Financial Advisor Fees                                                     --                --
Shareholder Information                                                35,489             9,865
Amortization of Debt Costs (Note 10(a))                                71,322                --
Amortization of Goodwill                                                   --                --
                                                               --------------    --------------
  Total Expenses                                               $    3,736,031    $    4,314,232
                                                               ==============    ==============

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS STATEMENTS OF LOSS
YEARS ENDED SEPTEMBER 30, 2004 AND 2003

Net Income (loss) (see Note 10(a))                             $    3,555,730    $(2,672,386)


Basic /Fully Diluted Net Income (Loss)/ (based on              $   0.13/$0.09    $     (0.11)
 weighted-average outstanding common stock of
 28,206,666 and fully diluted of 37,816,622 in FY04 and
 24,073,412 in FY03

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
YEARS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                    2004              2003
                                                               --------------    --------------
OPERATING ACTIVITIES
Net income loss for the year                                   $    3,555,730    $   (2,672,386)
Items not affecting working capital:
  Change in depletion, depreciation, and amortization
   for period                                                       1,449,589         1,883,612
  Debt amortization (note 10(a))                                       71,322                --
  Amortization of Goodwill                                                 --                --
                                                               --------------    --------------
  Gain on Forgiveness of Debt (Note 10 (a))                        (5,787,687)
                                                               --------------    --------------
    Sub Total:                                                 $   (4,266,776)   $    1,883,612
                                                               --------------    --------------
Items affecting working capital:
  (Increase)/Decrease in Other Assets                                (285,046)              800
  (Increase)/Decrease in pre-paid royalties                           (59,080)          (73,140)
  (Increase)/Decrease in account receivables                         (154,662)          440,204
  Increase/(Decrease) in Partnership Accrued Distributions                 --                --
  Increase/(Decrease) in Trade Payables                              (316,784)          185,827
  Increase/(Decrease) in other Accrued Expenses                       325,720           198,005
  Increase/(Decrease) in Accrued Interest                             146,017          (187,390)
                                                               --------------    --------------
    Sub Total:                                                 $     (343,835)   $      564,306
                                                               --------------    --------------
CASH PROVIDED (USED) BY OPERATING ACTIVITIES                   $   (1,054,881)   $     (224,468)
INVESTING ACTIVITIES
(Increase)/Decrease in subsidiary/other investments                        --                --
Leasing, Acquisition and Well Costs Incurred                               --                --

CASH PROVIDED FROM/(USED FOR) INVESTING ACTIVITIES                         --                --
                                                               --------------    --------------

FINANCING ACTIVITIES
Increase/(decrease) in Notes due Related Parties (Note 8)      $       17,900    $       35,214
Increase/(decrease) in Other Notes Due (Note 7)                       208,334          (300,000)
Increase/(decrease) in accrued Dividends (Notes 11(d) and 14)         687,293          (502,063)
Dividends Paid (Note 11(d))                                          (691,188)          (10,000)
Proceeds of Equity Issuance                                         1,016,934           940,623
Proceeds of Long Term Debt                                           (350,372)               --

CASH PROVIDED FROM/(USED FOR) FINANCING ACTIVITIES             $      881,901    $      163,774

NET INCREASE/(DECREASE) IN CASH FOR PERIOD                     $     (165,980)   $      (60,694)
                                                               ==============    ==============

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS               $     (165,980)   $      (60,694)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                $      564,988    $      625,682
CASH AND CASH EQUIVALENTS - END OF PERIOD CASH                 $      399,008    $      584,988
SUPPLEMENTAL INFORMATION:
Income Taxes paid                                              $            0    $            0

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
    Conversion from convertible debt to common stock           $       34,800    $      357,597
    Conversion from preferred shares to long term debt         $           --    $      400,000
    Issuance of common stock for services performed            $       38,687    $           --
    Dividends paid on preferred stock with common stock        $      691,188    $           --

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
YEARS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                    2004              2003
                                                               --------------    --------------
COMMON STOCK OUTSTANDING
      Shares                                                       26,284,856        20,187,238
                Beginning of Period
                Issued                                              2,082,187         6,097,618
                Cancelled                                                   0                 0
                End of Period                                      28,367,043        26,284,856
     VALUE AT PAR ($.01/SHARE)                                 $      283,670    $      262,849
PREFERRED STOCK OUTSTANDING
     Shares Class "A"
                Beginning of Period                                         0             8,000
                Present as Debt                                             0            (8,000)
                End of Period                                               0                 0
Value at Par ($.01/Share)                                      $            0    $            0
     Shares Class "B"
                Beginning of Period                                   310,000           375,000
                Issued                                                      0                 0
                Converted to Common                                  (125,000)          (65,000)
                Cancelled                                                   0                 0
                End of Period                                         185,000           310,000
     Value at Par ($.01/Share)                                 $        1,850             3,100
                                                               --------------    --------------
     PREFERRED VALUE AT PAR ($.01/SHARE)                       $        1,850    $        3,100
                                                               --------------    --------------
ADDITIONAL PAID IN CAPITAL
                Beginning of Period                            $   38,322,090    $   37,836,061
                Equity Issuance Other                                 997,363           885,949
                Excess of Redemption Amount                                 0          (399,920)
                                                               --------------    --------------
                End of Period                                  $   39,319,453    $   38,322,090
                                                               --------------    --------------
ACCUMULATED RETAINED
EARNINGS/(DEFICIT)
                Beginning of Period                            $  (25,103,748)   $  (22,421,352)
                Income/Loss for Year                                3,555,730        (2,672,386)
                                                               --------------    --------------
                Dividends                                            (691,188)          (10,000)
                End of Period                                  $  (22,239,206)   $  (25,103,748)
EQUITY
                Beginning of Period                            $   13,484,291    $   15,620,401
                End of Period                                  $   17,365,767    $   13,484,291
                                                               --------------    --------------
                Change in Equity for Period                    $    3,881,476    $   (2,136,110)
                                                               --------------    --------------

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
SEPTEMBER 30, 2004 AND 2003

1.      CONTINUED OPERATIONS

        The financial statements have been prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. As of September 30, 2004, the Company has reported a gain of $3,555,730 (including the gain from forgiveness of debt of $5,787,687). The ability of the Company to meet its total liabilities of $6,405,837 and to continue as a going concern is dependent upon the availability of future funding, achieving profitable timber operations and successful development of newly acquired mineral assets. On July 24, 2002 ("Closing Date"), the Company entered into a $10,000,000 Equity Line of Credit Agreement with Cornell Capital Partners, L.P. ("CCP"). As part of the transaction, the Company issued to CCP a two year convertible debenture in a face amount of $300,000. The debenture was convertible into common stock at a price equal to the lessor of 120% of the final bid price on the Closing Date or 80% of the average lowest three closing bid prices as reported by Bloomberg of the Company's common stock for the five trading days immediately preceding the date of the conversion. The equity line provides for the Company to draw down $75,000 per week over a three year period. The Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission which became effective on November 7, 2002. Commencing in November 2002 and concluding in January 2003, CCP converted the entire Debenture in 5,027,881 shares of common stock at an average price per share of $0.117 when including all other fees and costs associated with the issuance of the debentures and $0.06 if just the conversion price without including other fees and costs.

        The Company will continue to research and entertain project specific funding commitments and other capital funding alternatives if and as they become available.

        As of September 30, 2004, the Company and certain of it subsidiaries were in default of certain debt obligations (See Notes 7, 8 and 10(a) below). The holders of these instruments are working with the Company to achieve the ultimate extinguishment of the obligations.

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

        B.      BASIS OF CONSOLIDATION

        The consolidated financial statements of Daleco Resources Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles and include the accounts of Daleco and its wholly-owned subsidiaries Westlands Resources Corporation, Sustainable Forest Industries Inc., Deven Resources, Inc., Tri-Coastal Energy, L.P., Clean Age Minerals, Incorporated, CA Properties, Inc., and The Natural Resources Exchange, Inc. The Company's investments in oil and gas leases are accounted for using proportionate consolidation whereby the Company's prorata share of each of the assets, liabilities,

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003

revenues and expenses of the investments are aggregated with those of the Company in its financial statements. The Companies investments in minerals are accounted for using purchase accounting methods.

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

        Effective in August 2001, the Company began assessing the impairment of capitalized costs of proved oil and gas properties and other long-lived assets in accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Under this method, the Company generally assesses its oil and gas properties on a field-by-field basis utilizing its current estimate of future revenues and operating expenses. In the event net un-discounted cash flow is less than the carrying value, an impairment loss is recorded based on estimated fair value, which would consider discounted future net cash flows. SFAS 144 did not have any impact on the Company's change in method of assessing impairment of oil and gas properties and other long-lived assets including $20,000,000 in mineral properties.

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

        E.      PROPERTY AND EQUIPMENT

        Property and equipment are recorded at cost and depreciated using the straight-line method over a period of five years. The carrying value of property and equipment may be impaired from time to time in

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003

addition to typical depreciation charges based on independent appraisals of the operational condition of the specific unit of property and/or equipment.

        F.      TIMBER RIGHTS

        The Company has recorded the acquisition of timber rights at cost. The Company has completely written down the costs of the timber rights acquisition.

        G.      MINERAL ACQUISITION

        The Company has recorded the acquisition of Clean Age Minerals Incorporated and associated minerals rights at cost.

        H.      DEBT ISSUE COSTS

        Debt issue costs, represent those costs associated with the initial Heller Financial, Inc. loan and its restructuring and conversion to the Sonata
Note in Fiscal 2004 (see Note 10(a)). The debt issuance costs associated with the original Heller Loan were fully amortized as of March 31, 2002. In conjunction with Sonata Investment Company, Ltd.'s acquisition of the Heller Loan and the negotiation of an Amended and Restated Loan Agreement, the Company booked additional debt issuance costs of $285,046 as reported in the first quarter of fiscal year 2004. These costs are being amortized over a three (3) year period. As of September 30, 2004, the un-amortized debt insurance costs on the Company's books amounted to $213,724.

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

3.      OIL AND GAS AND EQUIPMENT

                                                           2004           2003
                                                       ------------   ------------
Proven lease acreage costs                             $  5,429,996   $  5,429,996
Proven undeveloped lease acreage costs                    1,745,810      1,745,810
Well costs                                                5,432,145      5,432,145
                                                       ------------   ------------
                                                       $ 12,607,950   $ 12,607,950
Accumulated depletion, depreciation and amortization   $  7,307,950   $  7,907,950
                                                       ------------   ------------
                                                       $  4,700,000   $  5,300,000
                                                       ============   ============

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003

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

        On or about July 31, 2002 but effective as of July 1, 2002, the Company sold all of its operated oil and gas properties in Pontotoc County, Oklahoma, consisting of 11 gross wells and 1.08 net wells, to the contract operator. These properties were marginal properties and wells with the revenues from production being just slightly above lease operating costs. Since these properties were part of the collateral for the Heller Loan (See Note 10(a)), all the proceeds from the sale went to Heller. In fiscal 2004, the Company divested certain non-operated interests in 34 wells also located in Potontoc County, Oklahoma. In total, the value of this group of wells to the Company did not exceed their net abandonment liabilities. As such, the wells were sold for the assumption of those contingent liabilities.

4.      TIMBER RIGHTS ACQUISITION

        Effective September 29, 1995, the Company entered into an agreement ("Acquisition Agreement") to purchase 100% of the issued and outstanding shares of the Common Stock of Sustainable Forest Industries, Inc. ("Sustainable"), a privately held Delaware company, in exchange for 150,000 shares of Common Stock of the Company.

        The acquisition has been accounted for by the purchase method. The purchase price of $962,500 was determined based on the fair value of the 150,000 common shares of the Company given to acquire Sustainable. The fair value of the net liabilities of Sustainable acquired was $65,842 resulting in consideration of approximately $1,028,342 which has been recorded as timber rights. To reflect adjustments for possible impairment of these assets, the Company has taken charges accumulating $1,028,342 as of September 30, 2001.

        As a result of the "in-country" economics for harvesting and ready access to available raw timber supplies through inter-entity arrangements, the Company is evaluating the benefits of maintaining its direct ownership of concession rights.

5.      MINERAL PROPERTIES

A. CLEAN AGE MINERALS INCORPORATED. In September 2000, the Company acquired Clean Age Minerals Incorporated ("CAMI") by way of merger with the Company's wholly owned subsidiary, Strategic Minerals, Inc. CAMI has three (3) subsidiaries, CA Properties, Inc., Matrix-Loc, Inc. and Lone Star Minerals, Inc. (collectively "CAP").

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003

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

        B.      MINERALS AND EQUIPMENT

                                                     2004             2003
                                                 -------------    -------------
        Proven undeveloped lease costs           $  12,609,100    $  12,609,100
        Mine development costs                              --               --
        Accumulated depletion and                     (200,000)        (100,000)
        Depreciation (1)
                                                 $  12,409,100    $  12,509,100
                                                 -------------    -------------

        (1). The Company has begun to amortize its mineral properties at a nominal amortization rate of $100,000 per year subject to higher adjustments per year as production increases. The Company is utilizing a modified unit of production basis in determining its amortization rates for its mineral properties.

        C.      PREPAID ROYALTIES.

        The Company receives a credit in the nature of "prepaid royalties" for rents paid on the Marfa Zeolite Lease, Presidio County, Texas, and a portion of the New Mexico Oro Grande Limestone Lease in Cibola County, New Mexico. During Fiscal Year 2004 the Company conducted mining activities on its kaolin deposits in Sierra County, New Mexico for the purpose of testing the minerals and producing samples for sales. The Company commenced production of its New Mexico calcium carbonate properties in Fiscal Year 2004. It anticipates the commencement of the commercial production of its kaolin deposits in Fiscal Year 2005, and has commenced production of its zeolite deposit in the first quarter of Fiscal Year 2005. The Company did make limited sales of its CA Series products in Fiscal Year 2003 primarily for testing to confirm their suitability for certain applications. The Company began the commercial sales of one of its CA Series Products under the tradename "ReNuGen" in the first quarter of 2004. Testing of the Company's Kaolin was commenced in December 2002 to confirm its properties in various applications in the paper, paint and coating industries. A portion of the Prepaid royalties ($294,270) attributable to the Calcium Carbonate deposits are not anticipated to be fully recovered in Fiscal Year 2004 and are carried as Long Term Assets. The remainder of the prepaid royalties($300,297) are anticipated to be fully used in Fiscal Year 2005 and are listed as Current Assets.

6.      PATENTS & TECHNOLOGY

        As part of the acquisition of Clean Age Minerals Incorporated (See Note 5(a) above), the Company also acquired U.S. Patent No: 5387738. This patent, owned by Clean Age Minerals Incorporated (previously owned by Matrix-Loc, Inc. which was acquired by Clean Age Minerals Incorporated as a result of Matrix-Loc's merger with Clean Age Minerals as of March 18, 2002), deals with a reagent and process for the remediation of water and contaminated soils. The Company's former subsidiary's, 16/6, Inc., patent application on its I(2) Technology was denied by the United States Patent Office on June 13, 2003. The Company has elected not to appeal the Patent Office Examiner's decision pertaining to the I(2) Technology filing. The Company has

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003

        proceeded with the monetization of the technology in a proprietary but unpatented form. 16/6, Inc. was merged into Daleco as of September 3, 2004 and ceases to exist.

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

c. Pursuant to Paragraph 5.1 of the Agreement and Plan of Merger by and among Clean Age Minerals Incorporated ("CAMI") and Strategic Minerals, Inc. ("SMI") and the Company dated September 19, 2000, obligations of CAMI to certain officers, directors and third parties were to have been satisfied by SMI or the Company within one (1) year of the merger. The indebtedness totaled (including the Martin Debt as defined in Note 8(b) below) $514,881 and was evidenced by Notes dated September 19, 2000. The Notes were due and payable on or before September 18, 2001 and provide for interest at the rate of 8% per annum. These Notes remain outstanding. As of September 30, 2004, the total amount payable on these notes is $679,643 representing principal of $514,881 and accrued but unpaid interest of $164,762.

D. LUCAS LOAN

        On or about September 1, 2004, the Company's wholly owned subsidiary, CA Properties, Inc. borrowed $40,000 from Herbert L. Lucas, an individual and former director of Clean Age

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2004 AND 2003

        Minerals, Inc. Mr. Lucas is owed additional sums from the Company's acquisition of Clean Age Minerals, Inc. in September 2000 (See Note 8(b) below). The note is due on or before August 31, 2006 and earns interest at the Prime Rate of interest charged from time to time by PNC National Bank, Philadelphia, Pennsylvania, plus three percent (3%). Payments of principal were to have commenced on October 1, 2004 in 24 equal installments plus accrued and unpaid interest through the date of payment In consideration for making the Loan, Mr. Lucas was granted Warrants for 20,000 shares of common stock. The exercise price of the Warrants is $.44 per share. The warrants expire on August 31, 2006.

8.      DUE TO (FROM) RELATED PARTIES

        (A)     DUE TO (FROM) AMIR

        Mr. Amir has entered into four (4) Notes with the Company as follows:

        (1) Note dated October 1, 1995, bearing interest at the rate of prime plus 3 percent in the principal amount of $91,062. This amount remains outstanding as of September 30, 2004.

        (2) Note dated October 1, 1995 bearing interest at the rate of 7% as a result of various subsequent advances to the Company the principal amount as of September 30, 2004 is $498,248.

        (3) Note dated July 20, 1998 in the face amount of $25,000 (See Note 7(b)) bearing interest at the rate of 2% over the prime rate charged by the Huntingdon National Bank of Columbus, Ohio, through the maturity date, November 21, 1998 and 18% thereafter.

        (4) Note dated June 17, 2002 bearing interest at the rate of 7% in the principal amount of $137,000.

        As of September 30, 2004, the outstanding principal and accrued but unpaid interest on the obligations listed under numbers 1 through 4 to Mr. Amir amounted to $875,753.

        Mr. Amir was also entitled to a cash payment of $25,000 under his Key Man Contract on June 30, 2002. This bonus has not been paid (See Note 13(b)).

        Prior to conversion of his Series A Preferred Stock into common stock, Mr. Amir was entitled to have received dividends in the amount of $91,550.72 of which $59,337.72 remains outstanding (See Note 7(a)).

        As of September 30, 2004, the Company owed Mr. Amir $28,341 in unreimbursed business expenses and $162,502 in accrued but unpaid salary.

        During 2002, the Company paid Mr. Amir $170,000 in partial payment of the accrued and unpaid interest on his notes, unreimbursed expenses and dividends attributable to the Class A Preferred Stock. These payments were reflected in the prior financial statements. Mr. Amir subsequently advanced the Company an additional $137,000 (see 8(a)(4) above).

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003

        Mr. Amir converted $10,000 of indebtedness into 71,942 shares of Common Stock as of December 3, 2002. The conversion was at the average of the closing bid and asking price for the Common Stock for the five trading days prior to the date of conversion.

        As of September 30, 2004, the Company was indebted to Mr. Amir in the aggregate amount of $1,150,934.

(b) By virtue of the merger of Clean Age Minerals Incorporated ("CAMI") with Strategic Minerals, Inc. on September 19, 2000, Strategic Minerals, Inc. assumed the obligation of CAMI to Mr. Robert E. Martin in the amount of $134,811 ("Martin Debt"). The Martin Debt was to have been satisfied on or before September 18, 2001 but was not and remains outstanding. As of September 30, 2004, the Martin Debt amounts to $177,874 representing $134,811 in principal and $43,063 in accrued but unpaid interest. The Martin Debt is evidenced by a Note providing for an annual rate of interest of 8%. These amounts are included in the amounts shown for the Company's obligation to the former officers and directors of Clean Age Minerals Incorporated. (See Note 7(c)). As of September 30, 2004, the Company owed Mr. Martin $187,501 in accrued but unpaid salary and $19,464 in accrued and unpaid reimbursable business expenses. As of September 30, 2004, the Company was indebted to Mr. Martin in the aggregate amount of $384,839.

(c) Novinskie Debt. Under the terms of Mr. Novinskie's employment agreement (See Note 13(b)), Mr. Novinskie was to have received a cash bonus of $25,000 as of September 30, 2002. This bonus was not paid. As of September 30, 2004, the Company owed Mr. Novinskie $44,123 in unreimbursed expenses and $162,505 in accrued but unpaid salary and $25,000 in accrued and unpaid bonuses (as discussed previously).

        Mr. Novinskie converted $10,000 of indebtedness into 71,942 shares of Common Stock as of December 3, 2002. The conversion was at the average of the closing bid and asking price for the Common Stock for the five trading days prior to the date of conversion. As of September 30, 2004, the Company was indebted to Mr. Novinskie in the aggregate amount of $231,628.

9.      DEBENTURES

                                                  2004             2003
                                              -------------    -------------
                8% Convertible Debentures       $     0          $   30,000
                                              -------------    -------------

        On September 11, 1996, the Company issued $1,310,000 worth of 8% convertible debentures with interest payable in stock only and accruing until conversion or redemptions after the term of two years. The placement agent's fees were 10% of the gross proceeds and 12,111 warrants at $10.07 expiring November 16, 2001. The debentures may be converted after a holding period of 45 days after closing at the lessor of: (1) the fixed conversion price ($10.17), or (2) 75% of the average closing bid price for the five trading days immediately preceding the date of conversion. As of September 30, 2004, $1,310,000 of the 8% debentures and its accrued interest had been converted into 990,963 common shares.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003

10.     DEBT

        Debt of the Company consists of the following:

        A.      "HELLER LOAN".

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

                Sonata and Heller arrived at an agreement by which Sonata would purchase the Heller Loan for $605,000. Sonata simultaneously entered into an agreement with Tri-Coastal and the Company whereby Sonata would advance to Tri-Coastal/Daleco an additional $50,000 for working capital and reduce the amount of the Heller Loan to $655,000 ("Sonata Loan"). In consideration of Sonata's reduction of the Heller Loan from $5,154,783 to $655,000, Daleco agreed to:

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003

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

                Tri-Coastal, Sonata and Daleco entered into a Second Amended Loan Agreement amending the Heller Loan Agreement dated August 22, 1997 ("Heller Loan Agreement") and the First Amended Loan Agreement dated March 27, 1998 ("First Amended Loan Agreement") (hereinafter the Heller Loan Agreement, First Amended Loan Agreement and the Second Amended Loan Agreement are collectively referred to as the "Sonata Loan Agreement").

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

                As a result of the purchase of the Heller Loan and the entry into the Sonata Loan Agreement, the Company realized and recorded in the first fiscal quarter of 2004:

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

                        (b) $48,546 for the extension of warrants held by Sonata; and

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003

                        (c) $10,000 in legal costs associated with the transaction.

                The transaction resulted in an extraordinary net benefit amounting to $5,787,687.

                As a result of the benefit resulting from Sonata's acquisition of the Heller Loan as set forth above, the "Earnings Per Share Calculations" recorded in the Company's first fiscal quarter of 2004 and at 9/30/04 are as follows:

                                                           First Fiscal Quarter      Fiscal Year End
                                                                12/31/03                 9/30/04
                                                           --------------------      ---------------
Net Income (loss) (before gain on debt forgiveness)          $    (663,163)          $  (2,672,386)
Basic and Fully Diluted Income (loss)/Share,                 $        (.02)          $        (.08)
(calculated on 28,307,975 shares outstanding)

Gain on debt forgiveness                                     $   5,787,687           $   5,787,687
Net Gain (Loss)/share, Basic and fully Diluted                  $.20/$0.15               $.20/$.15

Net Income (loss)(including gain on debt forgiveness)        $   5,124,523           $   3,555,730

Basic and Fully Diluted Income (loss)/Share                     $0.18/$.13             $0.13/$0.09
     (calculated on 27,829,106 weighted average shares
     outstanding, Basic & 3,327,554 shares, Fully Diluted Basis at 12/31/03 and 28,206,666 weighted shares outstanding,
     Basic & 37,816,622 shares, Fully Diluted Basis at 9/30/04)


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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003

11.     CAPITAL STOCK

                                                                                                NUMBER OF
                                                                                                 SERIES B
                                                                      NUMBER OF SERIES          PREFERRED
                                                 NUMBER OF COMMON        A PREFERRED           SHARES PAR
                                                 SHARES, PAR VALUE    SHARES PAR VALUE         VALUE $0.01
                                                  $0.01 PER SHARE    $0.01 PER SHARE (1)      PER SHARE (1)
                                                ------------------   -------------------    -----------------
Balance as of September 30, 2003                        26,284,856                 8,000              310,000

Issued on Conversion of Series "B")                      1,000,000                                   (125,000)
  Preferred  Stock(2)
Issued on Payment of Accrued Dividend on

  Series "B" Preferred                                     552,950
Issuance on Terms of Terra Silex Financing(3)              220,169
Issuance as Payment for Long Term Debt(4)                  250,000
Issuance on Payment of Obligations to
  Murphy Communications and RA Lenser
   and Associates (5)                                       49,427
Issuance on Conversion of Debenture(6)                       9,641
Ending Balance as of September 30, 2004                 28,693,043                 8,000              185,000
                                                ------------------   -------------------    -----------------

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

(2) During Fiscal Year 2004, the holders of Series B Preferred Stock converted 125,000 shares of Preferred Stock for 1,000,000 shares of Common Stock. The stock was converted at the price of $1.25 per share of Common Stock.

(3) In Fiscal 2004, Terra Silex was issued an additional 220,169 due to Terra Silex under the terms of its agreement with the Company. In accordance with Paragraph 6.3 of the Terra Silex Agreement dated September 20, 2001, Terra Silex was granted certain anti-dilution rights for any sale of a block of stock consisting of 500,000 or more shares of Daleco common stock. The Company determined that the satisfaction of the Company's debenture held by Cornell Capital Partners was a "sale" under Paragraph 6.3 of the Terra Silex Agreement for which Terra Silex was entitled to anti-dilution

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003

        protection. This stock was issued in accordance with and to satisfy the Company's obligation under that Agreement.

(4) The Company issued 250,000 shares of common stock to Sonata Investment Company, LTD in accordance with its acquisition of the Heller Loan. See
        Note 10(a) above.

(5) The Company issued 29,427 shares of common stock to RA Lenser & Associates in consideration and payment of its consulting activities on behalf of the Company. The Company issued 20,000 shares of common stock to Murphy Communications is consideration of its undertaking and assisting the Company with shareholder relations and communications.

(6) The Company issued to total of 9,641 shares of common stock to the holders of the Company's 8% Convertible Debentures. Under the terms of the Debentures, the Company had the right to convert the Debentures to common stock if they had not been redeemed prior to the Maturity Date, or September 6, 1998. In September 2004,t he Company converted all the outstanding Debentures into common stock as of September 6, 1998, giving effect to the reverse stock split authorized by the stockholders of the Company in February 1998.

        A.      COMMON STOCK OPTIONS (3)

                                                  September 30,   September 30,
                                                      2004            2003
                                                  -------------   -------------
                Outstanding and Exercisable
                 at beginning of period               5,500,000       5,610,000
                Canceled                                     --        (110,000)
                Granted (1)                             400,000
                Reclassified                                 --             (--)
                Exercised                                    --             (--)
                Outstanding and Exercisable (2)
                 at end of period                     5,900,000       5,500,000
                                                                  -------------

        (1) In March 2004, the shareholders of the Company approved the, Independent Director's Incentive Stock Option Plan. Two Directors, Messrs Pryor and Lord Gilbert qualified for option awards under the plan during fiscal 2004. Each of these Directors received option for 200,000 common shares at an exercise price equal to $0.85 per share. These option rights vest over a three-year period (but only while the recipient is a Director), 100,000 shares in the first year, and 50,000 shares in each of years two and three. The options expire five (5) years after issuance.

        (2) Of the 5,900,000 options outstanding, 4,781,300 are held by current officers, directors and employees of the Company. The exercise price for the options held by insiders range from $0.25 per share to $1.08 per share. On November 12, 2002, 110,000 options awarded under the Company's Non-Qualified Stock Plan expired. These options had an exercise price of $2.19 per share.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003

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

        B.      COMMON STOCK WARRANTS

        Common Stock warrants outstanding at September 30, 2004, consist of the following(1):

                                                             PRICE PER
ISSUANCE                     EXPIRATION DATE     AMOUNT(1)     SHARE
-------------------------   -----------------   ----------   ----------
Financing Sources (2)       August 1, 2004 to                $  0.44 to
December 31, 2007                                  969,579   $     1.05

Terra Silex Warrant (3)     December 31, 2006      250,000   $     1.25

Smith Warrant (4)           August 31, 2007        250,000   $      .65

Conley Warrant (5)          February 26, 2008      300,000   $     0.13

Anthony Warrant (5)         February 26, 2008      300,000   $     0.13

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

        On September 15, 2004, the Company entered into the First Amendment to Master Distribution and Marketing Agreement (See Exhibit 10.36 to the Company's Annual Report) ("First Amendment"). Under the terms of the First Amendment, Sumitomo's 2,240,000 warrants were cancelled.

        (2)     FINANCING SOURCES

        On July 21, 1998, a total of 263,638 warrants expiring on November 20, 2003 were granted to four persons who loaned the Company a total of $145,000 in July 1998. (See Note 7b). The expiration dated for these warrants was extended from November 20, 2003 to November 20, 2005 in Fiscal Year 2000. The warrants may be exercised at any time before the expiration date at an exercise price of $0.55

        On November 28, 2001, a total of 435,941 warrants to purchase common stock were granted to Sonata Investment Ltd. (warrants for 395,273 shares of common stock ("Sonata Warrant")) and Standard Energy (warrants for 40, 668 shares of common stock ("Standard Warrant")) as consideration for entering into the Loan Conversion Agreement dated August 1, 2001. The Loan

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003

        Conversion Agreement extended the date by which the Company had to satisfy its obligations to both Sonata Investment Company, Ltd. ("Sonata") (See Note 10(b)) and Standard Energy Company ("Standard") and granted both Sonata and Standard the right to convert the debt into common stock of the Company at such time as the Company advised Sonata and Standard of its intent to satisfy the Company's obligations to one or both entities. Sonata and Standard are affiliated entities. The exercise price was fixed at $1.05. The Sonata and Standard Warrants were to have expired August 1, 2002. However, the Company agreed to extend the termination date of the Sonata and Standard Warrants until July 31, 2004 in exchange for Sonata's relinquishing its twenty percent (20%) interest in the net profits of the Company's subsidiary Sustainable Forest Industries, Inc. (See Note 10(b)). As additional consideration for the acquisition of the Heller Loan, the expiration date for the Sonata and Standard Warrants was extended until December 31, 2007. 250,000 warrants were also issued to Sonata Investment Company as additional consideration for acquisition of the Heller Loan at an exercise price of $.906 per share with an expiration date of December 31, 2007 (See Note 10(a)).

        On September 1, 2004, the Company granted to Herbert L. Lucas warrants for 20,000 shares of common stock with an exercise price of $.44 per share. The warrants expire on August 31, 2006. The Warrants were given in consideration for Mr. Lucas having made a loan of $40,000 to the Company's wholly owned subsidiary, CA Properties, Inc. (See Note 7(d) above.)

        (3)     TERRA SILEX WARRANT

        Under a Stock Purchase Agreement dated September 11, 2001 by and among the Company and Terra Silex Holding, LLC, Terra Silex was granted a warrant for 250,000 shares ("Terra Silex Warrant") at an exercise price of $1.25 The Terra Silex Warrant expires on December 31, 2006.

        (4)     SMITH WARRANTS

        On September 1, 2004, the Company granted Mr. William Smith a recognized expert in the sewage treatment facilities and the processing of municipal waste warrants for 250,000 shares of common stock at an exercise price of $.65 per share. The warrants granted to Mr. Smith expire on August 31, 2007. They were issued to Mr. Smith in consideration for his assistance and expertise in the marketing and development of the Company's potential product ReNuGen(TM) used in sewage waste facilities.

        (5)     CONLEY & ANTHONY WARRANTS

        On February 27, 2003, warrants for 300,000 shares of Stock at a price of $0.13 per share were granted to Mr. Robert Conley and Mr. Bob Anthony in consideration for their consultation and individual expertise in regard to product development and application market identification with regard to the Company's potential Sierra Kaolin(TM) and Zeolite products respectively.

        C.      NET INCOME PER SHARE

        Net income per share (primary basis) was calculated on the primary basis of the weighted average number of common shares outstanding which amounted to 28,367,043 for the period ended September 30, 2004 (2003 -- 26,284,856). For the periods ended September 30, 2004

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003

        and 2003, the exercise of the options and warrants outstanding as at year-end did not have a dilutive effect on the net income per share.

        D.      PAYMENT OF ACCRUED DIVIDENDS

        There were no cash dividend payments on either Series of Preferred Stock. A total of 552,950 shares of common stock were issued to the holders of the 8% Cumulative Convertible Preferred Stock (Series "B") issued in the acquisition of CAMI ("CAMI Preferred") in satisfaction of accrued dividends during fiscal 2004. See also Note 14(b), regarding payment of accrued dividends on the Series A Preferred Stock held by the Kanes through September 30, 2003.

12.     INCOME TAXES

        The Company has no current and deferred taxes payable. The Company and its subsidiary have significant tax losses to be applied against future income. The subsidiary Company's tax filings show net operating losses to be applied against future taxable income in the amount of approximately $26.7 million to be utilized in various years through 2009. The tax benefit of these losses is estimated to be approximately $10 million. No potential benefit of these losses has been recognized in the accounts.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003

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

        Mr. Amir satisfied his obligation under his guaranty to purchase one-half or 8,000 shares from the Plaintiffs. The Company entered into Stipulation for the Entry of Final Judgment and Judgment thereon as to Daleco Resources Corporation, pursuant to which the Company shall have until August 1, 2001 in which to redeem the remaining 8,000 shares for $400,000 plus accrued interest through the date of settlement at a rate of ten percent (10%) per annum. The Kanes have been granting the Company an extension of the August 1, 2001 date on a month to month basis. On December 7, 2001, the Company paid the Kanes $90,000 representing all accrued and unpaid dividends on the Series A Preferred Stock through December 31, 2001. The Company has paid all dividends due and payable to the Kanes for periods through the fiscal quarter ending March 31, 2003. Payments for the quarters ending June 30, 2003 and September 30, 2003, in the amount of $30,000, are still outstanding. As of September 30, 2004, total unpaid dividends is approximately $90,000.

        Mr. Erlich has filed a Cross Complaint against the Company for payment of his obligation under his guarantee.

b.      Erlich Litigation:
        On February 5, 2004, Mr. Erlich commenced an action in the Superior Court of the State of California Beverly Hills District, Case No:
        SC080498 against the Company demanding payment of an unsecured loan to the Company in the principal amount of $98,048. The loan has no maturity date. On March 24, 2004, Mr. Erlich dismissed the Complaint without prejudice, but reserved the right to re-file his complaint should the loan not be satisfied by January 1, 2005. The Company believes the complaint to be without merit. However, should the funds be available to satisfy Mr. Erlich's loan as well as other obligations of the Company, the Company intends to satisfy all of its indebtedness in full.

15.     ACQUISITIONS/MERGERS

        DALECO'S 16/6, INC.

        As of September 3, 2004, 16/6, Inc., a wholly owned subsidiary of Daleco, was merged with and into Daleco Resources Corporation. 16/6, Inc. no longer exists as a separate entity.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003

16.     SUBSEQUENT EVENTS:

        (a) On December 13, 2004, the Company sold 300,000 shares of Common Stock under a Private Placement to two (2) accredited investors pursuant to an exception to register under Regulation D of the Securities Act of 1933, as amended ("Private Placement"). The proceeds of the Private Placement $90,000 were used to pay the Company's auditor, professional fees associated with the offering and working capital.

        (b) Asset Purchase & Sales Agreement. In December 2004, the Company finalized the sales of its information technology holding (16/6, Inc.) to PSNet Communications, Inc. (P.K.A. Data Base Control Systems Inc) ("PSNet"). Under the Agreement, the Company will receive 3,000,000 shares and warrants to acquire an additional 15,000,000 share of PSNet common stock. The shares and warrants will be included in the registration statement being currently prepared by PSNet for filing with the Securities and Exchange Commission. The Company's plan is to distribute approximately 2,000,000 "Units" consisting of one (1) share and a warrant to purchase five (5) shares of PSNet common as a special dividend to the Daleco common shareholders of record as of January 6, 2005.

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

        (c) On November 30, 2004, the Company entered into a Memorandum of IUnderstanding (Sierra Kaolin(TM) Development) with Tecumseh Professional Associates, Inc. ("TPA"), which provides the terms under which TPA may become the "Site Manager" for the exploitation, production, marketing and monetization of the Company's kaolin deposits in Sierra County, New Mexico. The parties are presently negotiating the Operating License governing operations of the Company's Kaolin deposit.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003

        In accordance with the requirements of SFAS No. 150, prior period amounts have not been reclassified to be in conformity with the current presentation.

                     REPORT OF INDEPENDENT REGISTERED PUBLIC
             ACCOUNTING FIRM ON SUPPLEMENTAL FINANCIAL INFORMATION

To the Board of Directors and
Stockholders of Daleco Resources Corporation

Our reports to the Board of Directors and Stockholders of Daleco Resources Corporation and subsidiaries dated January 17, 2005, relating to the consolidated basic financial statements of Daleco Resources Corporation and subsidiaries appears on page 41. Those audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The information on pages 70 through 75 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In our opinion, such financial statement schedules present fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered significant recurring net losses, negative operating cash flow, and has uncertainty relative to full recoverability of assets including Clean Age Minerals Incorporated ($20 Million) which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1 to the financial statements. The financial statements and this financial information do not include any adjustments that might result from the outcome of these uncertainties.


                                                  ------------------------------
                                                  Vasquez & Company, LLP
                                                  Registered Accountants

January 17, 2005
Los Angles, California

DALECO RESOURCES CORPORATION
SCHEDULE V - OIL AND GAS PROPERTIES FOR THE YEAR ENDED SEPTEMBER 30, 2004
             (EXPRESSED IN THOUSANDS)

                                                     YEAR ENDED
                                                    SEPTEMBER 30
                                                 -------------------
                                                   2004       2003
                                                 --------   --------
                                                  ($000)     ($000)
COST
PROVEN LEASE ACREAGE
BALANCE - BEGINNING OF YEAR                      $  5,430   $  5,430
Additions                                               0          0
Disposal                                                0          0
BALANCE - END OF YEAR                               5,430      5,430
                                                 --------   --------
PROVEN UNDEVELOPED LEASE ACREAGE
BALANCE - BEGINNING OF YEAR                         1,746      1,746
Additions                                               0          0
Disposal                                                0          0
BALANCE - END OF YEAR                               1,746      1,746
                                                 --------   --------
WELL COSTS
BALANCE BEGINNING OF YEAR                           5,432      5,432
Additions                                               0          0
Disposal                                                0          0
                                                 --------   --------
BALANCE - END OF YEAR                               5,432      5,432
                                                 --------   --------
TOTAL COST(1)                                    $ 12,608   $ 12,608

----------
1. Reflects cost of residual oil and gas assets at year end. The carrying valve of the Company's share of divested properties were written off in prior periods.

DALECO RESOURCES CORPORATION
SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF
              PROPERTY, PLANT AND EQUIPMENT YEAR ENDED SEPTEMBER 30, 2004 (EXPRESSED IN THOUSANDS)

                                                     YEAR ENDED
                                                    SEPTEMBER 30
                                                 -------------------
                                                   2004       2003
                                                 --------   --------
                                                  ($000)     ($000)
ACCUMULATED DEPRECIATION AND DEPLETION
PROVE LEASE ACREAGE
Balance - Beginning of Year                      $  4,013   $  3,465
Charge for the Year                                   330        548
Disposal                                               --         --
BALANCE - END OF YEAR                               4,343      4,013
                                                 --------   --------
PROVEN UNDEVELOPED LEASE ACREAGE
BALANCE BEGINNING OF YEAR                             983        849
Charge for Year                                        90        134
Disposal                                               --         --
BALANCE - END OF YEAR                               1,073        983
                                                 --------   --------
WELL COSTS
BALANCE - BEGINNING OF YEAR                         2,312      1,997
Charge for Year                                       180        315
Disposal                                               --         --
                                                 --------   --------
BALANCE - END OF YEAR                               2,492      2,312
                                                 --------   --------
TOTAL DEPRECIATION, DEPLETION AND AMORTIZATION   $  7,908   $  7,308

DALECO RESOURCES CORPORATION
SCHEDULE X - SUPPLEMENTARY INCOME INFORMATION AND INDIVIDUAL EXPENSE ITEMS IN MISCELLANEOUS EXPENSE GREATER THAN $300,000

This schedule has been omitted as the information is furnished in the income statement included with the consolidated financial statements.

DALECO RESOURCES CORPORATION
SUPPLEMENTAL INFORMATION (UNAUDITED)
AS AT SEPTEMBER 30, 2004 AND 2003

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

The following table shows the changes in the Company's proved oil and gas reserves for the year.

                                  2004                          2003
                      ---------------------------   ---------------------------
                        CRUDE OIL                    CRUDE OIL
                           AND          NATURAL          AND          NATURAL
                       CONDENSATE        GAS         CONDENSATE        GAS
                        (BARRELS)       (MMCF)        (BARRELS)       (MMCF)
                      ------------   ------------   ------------    -----------
   Proven Developed
    and Undeveloped
           Reserves

Balance - Beginning        330,553          2,680        641,915          3,907
            of Year
        Acquisition
        of Reserves             --             --             --             --
     Disposition of
           Reserves             --             --             --             --
        Revision of
 Previous Estimates         17,994            346       (293,013)        (1,067)

Production for Year        (13,905)          (124)       (17,951)          (160)
   Balance - End of
               Year        334,642          2,902        330,553          2,680
                      ============   ============   ============    ===========
   Proved Developed
     Reserves as at
       September 30         49,910            709         39,248            458
                      ============   ============   ============    ===========

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

STANDARDIZED MEASURE OF DISCOUNTED NET CASH INFLOWS AS AT SEPTEMBER 30, 2004 AND 2003.

                                                    2004           2003
                                                ------------   ------------
Future cash inflows                               29,237,200     22,266,600
Future production costs                           (7,801,500)    (5,238,000)
Future development costs                          (5,280,500)    (5,504,900)
Future income tax expense*                                --             --
                                                ------------   ------------
                                   Subtotal       16,155,200     11,523,700
Discount factor at 10%                             5,239,800      4,251,400
Standardized Measure of Future Net Cash Flows     10,915,400      7,272,300
                                                ============   ============

* The Company presently has approximately $26.7 million of loss carry forwards. Based on these carry forwards no future taxes payable have been included in the determination of future new cash inflows. Future head office general and administrative expenses have been excluded from the cash flows.

SUMMARY OF CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS.

                                                    2004             2003
                                                -------------    -------------
BALANCE - BEGINNING OF YEAR                     $   7,272,300    $   8,533,600
Increase (decrease) in future
   net cash flows:
    Sales for the year net of                        (402,913)        (808,388)
       related costs
    Revisions to estimates of                       4,046,013         (452,912)
       proved reserves
Acquisition of Reserves                                    --               --
Extensions and discoveries                                 --               --
   net of related costs:
   Sales of reserves in place(1)                           --               --
                                                -------------    -------------
BALANCE - END OF YEAR                           $  10,915,400    $   7,272,300
                                                =============    =============

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On September 9, 2004, the Company's auditor, Jay J. Shapiro, notified the Company that he was ceasing the audit of public companies. (See Exhibit 16.1 and 16.2 to the Company's Form 10-KSB). Mr. Shapiro noted that he had no disagreement with management over any issue.

        The Audit Committee with the assistance of Mr. Shapiro conducted a search of potential auditing firms to replace Mr. Shapiro. On November 24, 2004, the Audit Committee selected Vasquez & Company, LLC, to conduct an audit of the Company for 2003 and 2004. (See Exhibit 16.3 to the Company's Form 10-KSB).

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

        The Company had no disagreements with its prior auditor, Jay J. Shapiro, and has had no disagreements with its current Registered Auditor, Vasquez & Company, LLP.

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

        Under its retention letter with its new auditors, Vasquez & Company, LLP will be involved in a review of the Company's reports on Form 10-QSB.

        Any problem which cannot be resolved internally or which an employee does not desire to discuss with a superior counsel or an independent member of the Board of Directors

Item 8(b).

        None.

                                    PART III

ITEMS INCLUDED IN PART III OTHER THAN ITEMS 12 AND 14 BELOW ARE CONTAINED IN THE COMPANY'S PROXY STATEMENT AND INCORPORATED HEREIN BY REFERENCE.

ITEM 12  EXHIBITS AND REPORTS ON FORM 10-KSB

         (A) The following exhibits are filed as part of this report:

                         EXHIBIT NUMBER AND DESCRIPTION

EXHIBIT NO.    DESCRIPTION                                            LOCATION
-----------    ---------------------------------------------------    -------------------------------------------------
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
                                                                      December 30, 1997

EXHIBIT NO.    DESCRIPTION                                            LOCATION
-----------    ---------------------------------------------------    -------------------------------------------------
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

EXHIBIT NO.    DESCRIPTION                                            LOCATION
-----------    ---------------------------------------------------    -------------------------------------------------
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

EXHIBIT NO.    DESCRIPTION                                            LOCATION
-----------    ---------------------------------------------------    -------------------------------------------------
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

EXHIBIT NO.    DESCRIPTION                                            LOCATION
-----------    ---------------------------------------------------    -------------------------------------------------
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

10.36          First Amendment to Master Distribution and             Incorporated by reference to Exhibit 10.36 to the
               Marketing Agreement.                                   Company Form 8-K as filed with the SEC on
                                                                      September 15, 2004

10.37          Memorandum of Understanding for Development of         Attached to the Company's Form 10-KSB for the
               Sierra Kaolin(TM)Deposit                               Fiscal Year ending September 30, 2004

EXHIBIT NO.    DESCRIPTION                                            LOCATION
-----------    ---------------------------------------------------    -------------------------------------------------
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

16.1           Resignation Letter of Accountant dated                 Incorporated by reference to Exhibit 16.1 to the
               September 9, 2004                                      Company's Form 8-K as filed with the SEC on
                                                                      September 14, 2004

16.2           Addendum to Resignation letter of Accountant dated     Incorporated by reference to Exhibit 16.2 to the
               December 1, 2004                                       Company's Form 8-K,as filed with the SEC on
                                                                      December 4, 2004

16.3           Retention Letter of Vasquez & Company as auditors      Incorporated by reference to Exhibit 16.3 to the
               for the Company                                        Company's Form 8-K, as filed with the SEC on
                                                                      December 4, 2004

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

                                            DALECO RESOURCES CORPORATION

Dated:  January 17, 2005                    By:   /s/ Gary J. Novinskie
                                                  ------------------------------
                                                  Gary J. Novinskie, President

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: January 17, 2005                     By:   /s/ Gary J. Novinskie
                                                  ------------------------------
                                                  Gary J. Novinskie, Director,
                                                  President, COO

Dated: January 17, 2005                     By:   /s/ Dov Amir
                                                  ------------------------------
                                                  Dov Amir, Chairman of the
                                                  Board of Directors, and
                                                  Chief Executive Officer

Dated: January 17, 2005                     By:   /s/ H. Paul Pryor
                                                  ------------------------------
                                                  H. Paul Pryor, Director

Dated: January 17, 2005                     By:   /s/ Robert E. Martin
                                                  ------------------------------
                                                  Robert E. Martin, Director

Dated: January 17, 2005                     By:   /s/ Alfonso Knoll
                                                  ------------------------------
                                                  Alfonso Knoll, Director

Dated: January 17, 2005                     By:   /s/ John Gilbert
                                                  ------------------------------
                                                  John Gilbert, Director

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

Date: January 17, 2005                     /s/ Gary J. Novinskie
                                           -------------------------------------
                                           Gary J. Novinskie
                                           President and Chief Financial Officer

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

Date: January 17, 2005                     /s/ Dov Amir
                                           -------------------------------------
                                           Dov Amir
                                           Chief Executive Officer

In connection with the Yearly Report of Daleco Resources Corporation (the "Company") on Form 10-KSB for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gary J. Novinskie, President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

                                           /s/ Gary J. Novinskie
                                           -------------------------------------
                                           Gary J. Novinskie
                                           President and Chief Financial Officer
                                           January 17, 2005

In connection with the Yearly Report of Daleco Resources Corporation (the "Company") on Form 10-KSB for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dov Amir, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (3) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (4) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

                                           /s/ Dov Amir
                                           -------------------------------------
                                           Dov Amir
                                           Chief Executive Officer
                                           January 17, 2005