Form 10KSB/A
period 2004-09-30
DALECO RESOURCES CORP
filed 2005-02-03
CIK 746967

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

For the transition period from ________________to _______________________

Commission File Number  0-12214
                        -------

                          DALECO RESOURCES CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

             NEVADA                                       23-2860734
--------------------------------            ------------------------------------
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
                                                                  Yes     No  X
                                                                      ---    ---

State issuer's revenues for its most recent fiscal year:          $1,468,510

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

         Daleco, through its wholly owned subsidiaries, Westland Resources Corporation, DRI Operating Company, Deven Resources, Inc. and Tri-Coastal Entity, L.P. owns and operates oil and gas properties in the States of Texas, West Virginia, Oklahoma and the Commonwealth of PennsylvaniDaleco does not refine any crude oil or market, at retail, any oil or petroleum products. Daleco does not own any drilling rigs. All of its drilling activities are performed by independent drilling contractors on a contract basis. Tri-Coastal's Texas and Oklahoma properties are fully pledged as security to Sonata Investment Company, Ltd., as successor in interest to Heller Financial, Inc., effective December 30, 2003.

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

          ASSETS: OIL AND GAS

         While Daleco is presently not seeking new oil and gas properties, if it did seek such properties, Daleco would face intensive competition for good exploratory prospects or existing developmental prospects from entities possessing substantially larger financial resources and staffs. The demand for domestically produced oil and gas remains substantial and should remain substantial in the foreseeable future especially in light of the turmoil in the Middle East and high domestic prices for crude oil and natural gas. However, the domestic oil industry is subject to the fluctuations inherent in the global oil industry. Pricing for domestic natural gas is not as volatile as is pricing for oil, natural gas prices have fluctuated on the spot market. However, since most of Daleco's products are natural gas under long-term contracts, Daleco is more assured of a more consistent pricing for its petroleum reserves.

         As noted above, Daleco has no present intent to compete in market for new oil and gas properties. Rather, it intends to focus on the sale of its industrial minerals. Should Daleco be successful in developing its mineral properties, Daleco may elect to allocate some of these profits to the acquisition of new oil and gas properties.

                           MARKETING AND PRODUCTION OIL AND GAS

         Daleco does not refine any petroleum products. All of its production is sold to a variety of customers, which include pipelines, oil and gas gathering firms and other purchasers, pursuant to written agreements. Generally, sales of oil and gas are made at prevailing market prices. Typically, oil purchase agreements are of short duration, and provide for market sensitive pricing. Daleco is a party to two long-term gas sales contracts, which may be terminated on short notice if a price adjustment is unacceptable to Daleco. Daleco is not obligated to provide a fixed and determinable quantity of oil and gas under existing contracts or agreements.

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

PRODUCTION AREA OF OPERATION                 NAME OF LOCATION OF PURCHASER                                   PERCENTAGE
----------------------------                 -----------------------------                                   ----------
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

                                   PRODUCTION

         The following table summarizes the Company's net oil and gas production for the periods indicated, shown in barrels (Bbls) and thousand cubic feet
(Mcf).

                                                      FISCAL YEAR ENDED
                                                         SEPTEMBER 30
                                                     --------------------
                                                     2004            2003
                                                     ----            ----
                      TEXAS:
                        Oil (Bbls)                   11,116         14,562
                        Gas (Mcf)                    78,694        111,500
                        Average Bbls/day                 30             40
                        Average Mcf/day                 216            305
                      PENNSYLVANIA:
                        Gas (Mcf)                     5,227          8,646
                        Average Mcf/day                  14             24
                      WEST VIRGINIA:
                        Gas (Mcf)                    29,409         28,331
                        Average Mcf/day                  81             78
                      OKLAHOMA:
                        Oil (Bbls)                    2,788          3,389
                        Gas (Mcf)                    10,839         11,513
                        Average Bbls/day                  8              9
                        Average Mcf/day                  30             32
                      TOTALS:
                        Oil (Bbls)                   13,905         17,951
                        Gas (Mcf)                   124,168        159,990
                        Average Bbls/day                 38             49
                        Average Mcf/day                 340            438

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

                                                                                       FISCAL YEAR ENDED
                                                                                         SEPTEMBER 30
                                                                                      -------------------
                                                                                      2004           2003
                                                                                      ----           ----
                    TEXAS
                      Average Sale Price Per Bbl                                     $31.67         $28.31
                      Average Sale Price Per Mcf                                      $5.57          $4.82
                      Average Production Cost Per Gas Equivalent (MCFE)               $3.96          $2.02

                    PENNSYLVANIA
                      Average Sale Price Per Mcf                                      $5.99          $4.89
                      Average Production Cost Per Gas Equivalent (MCFE)               $4.78          $0.68

                    WEST VIRGINIA
                      Average Sale Price Per Mcf                                      $5.61          $5.12
                      Average Production Cost Per Gas Equivalent (MCFE)               $1.40          $1.10

                    OKLAHOMA
                      Average Sale Price Per Bbl                                     $33.44         $29.12
                      Average Sale Price Per Mcf                                      $4.08          $3.77
                      Average Production Cost Per Gas Equivalent (MCFE)               $2.67          $3.19

                    COMBINED PROPERTIES
                      Average Sale Price Per Bbl                                     $32.53         $28.71
                      Average Sale Price Per Mcf                                      $5.37          $4.77
                      Average Production Cost per Gas Equivalent (MCFE)               $3.44          $2.48


                           WELLS AND ACREAGE

         The following tables set forth certain information as of September 30:

                                     GROSS WELLS                         NET WELLS
                                ----------------------              ----------------------
WELL COUNT                       2004             2003              2004             2003
                                ------           ------             -----            -----
Texas                               30               30             17.65            17.65
Pennsylvania                         2                2              2.00             2.00
West Virginia                        7                7              2.41             2.41
Oklahoma                            35               69              6.34             9.28
                                ------           ------             -----            -----
Total                               69              108              28.4            31.31
                                ------           ------             -----            -----

                                     GROSS ACRES                         NET ACRES
DEVELOPED ACREAGE                2004             2003              2004             2003
                                ------           ------             -----            -----
Texas                            4,456            4,456             1,415            1,415
Pennsylvania                     1,280            1,280             1,280            1,280
West Virginia                    2,480            2,480               693              693
Oklahoma                         1,300            2,013               244              304
                                ------           ------             -----            -----
Total                            9,516           10,229             3,632            3,710
                                ------           ------             -----            -----

                                     GROSS ACRES                         NET ACRES
UNDEVELOPED ACREAGE              2004             2003              2004             2003
                                ------           ------             -----            -----
Texas                            1,357            1,357             1,264            1,264
Pennsylvania                     4,818            4,818             4,818            4,818
West Virginia                    2,997            2,997               920              920
Oklahoma                         1,120            1,790               128              194
                                ------           ------             -----            -----
Total                           10,292           10,962             7,130            7,196
                                ------           ------             -----            -----



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

--------------------------------------------------------------------------------
                                EXPLORATORY WELLS
YEAR DRILLED                        PRODUCERS         DRY HOLES           TOTAL
2004                                   0                 0                0
2003                                   0                 0                0

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                DEVELOPMENT WELLS
2004                                   0                 0                0
2003                                   0                 0                0

--------------------------------------------------------------------------------

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


                NET RESERVES

                                                    YEAR ENDED RESERVES
                                                       SEPTEMBER 30,
                                                   -----------------------
           PROVED DEVELOPED RESERVES               2004             2003
           -------------------------               ----             ----
           C X C (BBLS)
             Texas                                 35,674           34,033
             Oklahoma                              14,236            5,215
             Pennsylvania                               0                0
             West Virginia                              0                0
                                                  -------          -------
             Total                                 49,910           39,248

           GAS (MCF)
             Texas                                229,216          257,878
             Oklahoma                              40,571           21,372
             Pennsylvania                          21,928           39,375
             West Virginia                        417,294          139,825
                                                  -------          -------
             Total                                709,009          458,450

                                                    YEAR ENDED RESERVES
                                                       SEPTEMBER 30,
                                                   ---------------------
           PROVED, UNDEVELOPED RESERVES            2004             2003
                                                   ----             ----
           C X C (BBLS)
             Texas                                284,732          291,305
             Oklahoma                                   0                0
             Pennsylvania                               0                0
             West Virginia                              0                0
                                                  -------          -------
             Total                                284,732          291,305

           GAS (MCF)
             Texas                              2,193,411        2,220,894
             Oklahoma                                   0                0
             Pennsylvania                               0                0
             West Virginia                              0                0
                                                ---------        ---------
             Totals                             2,193,411        2,220,894

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



                           ESTIMATED FUTURE NET REVENUES AND PRESENT WORTH

         Estimated future net revenues of Daleco's net oil and gas reserves at the date indicated and the present worth thereof employing a ten percent (10%) discount factor is set forth in the following tabulation:

           FUTURE NET REVENUES
           SEPTEMBER 30                                 2004           2003
           --------------------------------          ----------     ----------

           Proved Oil and Gas Reserves               16,155,200     11,523,700
           Proved Developed Oil and Gas Reserves      3,225,500      1,664,300

           PRESENT WORTH
           SEPTEMBER 30                                 2004           2003
           --------------------------------          ----------      ---------
           Proved Oil and Gas Reserves               10,915,400      7,272,300
           Proved Developed Oil and Gas Reserves      1,932,500      1,145,800

--------------------------------------------------------------------------------

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

         LIMESTONE (CALCIUM CARBONATE "TRAVERTINE"). Through September 30, 2004, the Company mined and inventoried approximately 12,000 tons of calcium carbonate. "Sales" have been limited to "sample product and test application" volumes. As a result it has realized only nominal sale receipts which for the most part have covered it extraction costs. At present, deliveries of crushed and screened material for ground cover applications has been initiated in the site local area.

         ZEOLITE. Through September 30, 2004, the Company mined roughly 300 tons of material for the preparation of "samples and test products". Of the quantity extracted approximately 178 tons of raw ore and 22 tons of processed product material are held in inventory, 74 tons were distributed as test application samples and 26 tons have been sold for use in the Company's trademarked ReNuGen(TM) Zeolite based products.

         SUSTAINABLE FOREST INDUSTRIES INTERESTS

         TIMBER CONCESSIONS

         Sustainable has rights to two (2) concessions in Guyana from which to harvest woods. The first concession covers 1,800 acres and the second covers 4,200 acres. The concessions are deemed to contain, based on an inventory and assessment conducted by CESO International Services, a Canadian government affiliated entity approximately 14, 233,200 commercial bound feet from the 1,800-acre concession and 33,671,300 commercial bound feet from the 4,300 acre concession.


         HARVESTING

         The Company uses day labor to harvest its concessions. Presently, it is equally cost effective to acquire the needed materials both through the use of day labor harvesting the Company's concessions and purchasing timber harvested from other concessions. As such the Company has relied on timber harvested by non-affiliated third parties from concessions controlled by those parties. Therefore the Company has not engaged in any direct harvesting of timbers in Guyana. This timber supply situation may change depending on the orders the Company receives for the wood products.

         MARKETING

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

         The discharge of oil, gas or the by-products of drilling, reworking and producing oil and gas into the air, soil or water may give rise to liabilities for the restoration of the environment and to third parties. A variety of federal and state laws and regulations govern the environmental aspects of the production, transportation and processing of hydrocarbons and may, in addition to other laws and regulations, impose liability in the event of a discharge or seepage (whether or not accidental). Compliance with such laws and regulations could increase the cost of the exploration, production and development of oil and gas reserves although Daleco does not currently anticipate that compliance will have a material adverse effect on the ability of Daleco to continue in the exploration, development or production of its existing reserves and the development and/or acquisition of new reserves.

         Daleco does not believe that its environmental risks are materially different from those of comparable companies in the oil and gas industry. Daleco believes that it is in substantial compliance with all existing rules and regulations. No assurance can be given, however, that environmental laws will not, in the future, result in more onerous regulations causing a market increase in the cost of production, development and exploration or otherwise adversely affect Daleco's operations or financial ability to maintain its existing reserves. Although Daleco maintains insurance coverage for certain liabilities, to include insurance to cover specific environmental risks, such as seepage or discharge, such environmental risks are not fully insurable.

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

PARTNERSHIPS

         Deven Resources, Inc. historically sponsored three partnerships, Deerlick Creek Partners I, L.P. formed on August 30, 1991 and wound up in December 1999, Developing Energy Partners I, L.P. formed on October 1, 1993 and wound up in December 2001 and Deerlick Royalty Partners, formed April, 1993. Of the three (3), only Deerlick Royalty Partners remains in existence. Deerlick Creek, Developing Energy and Deerlick Royalty Partners have conducted business as separate limited partnerships with Daleco's wholly-owned subsidiary, Deven Resources, Inc., acting as managing general partner. As managing general partner, Deven Resources, Inc. is subject to full liability for the obligations of the partnerships although it is entitled to indemnification by each program to the extent of the assets of the that partnership. Since "drilling programs" constitute a "security" under the Securities Act of 1933, Deven Resources, Inc. is also subject to potential liability for failure to comply with applicable federal and state securities laws and regulations.

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

ACQUISITIONS/MERGERS

         DALECO'S 16/6, INC.

         Effective July 7, 2001, Daleco acquired all of 16/6, Inc., a software development firm, for 1,000,000 shares of the Company's common stock. 16/6 had applied for a patent on its I(2) technology (Patent Pending No. 09/659641) however the patent application was denied subsequent to 16/6's acquisition. The I(2) technology covers the ability to extract certain text documentation from existing published documents from the Internet and micro-payments thereof. Effective September 3, 2004, 16/6, Inc. was merged with and into the Company. As such, as of September 3, 2004, 16/6, Inc. ceased to exist as a separate entity with all of the 16/6, Inc. information technology passing to the Company.

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

         SUMITOMO CORPORATION OF AMERICA SECURITIES PURCHASE AGREEMENT

         Effective November 16, 2001, Daleco entered into a Stock Purchase Agreement with Sumitomo Corporation of America. The Sumitomo Corporation of America Securities Purchase Agreement provided for the purchase of 640,000 shares of Daleco's common stock at a price of $1.25 per share. The Sumitomo Corporation of America Securities Purchase Agreement also granted Sumitomo Corporation of America 1,700,000 warrants, at exercise prices ranging from $2.00 per share for the first 850,000 shares, $2.50 per share for the next 510,000 shares and $3.00 per share for the remaining 340,000 shares.

         The Sumitomo Corporation of America Securities Purchase Agreement provided for Sumitomo Corporation of America to nominate one person to serve as a director of Daleco and also to have an "observer" present at the meetings of the Board of Directors The Agreement also allowed Sumitomo to nominate a second director upon the acquisition of an additional 1,500,000 shares of Daleco Common Stock. On September 15, 2004, the warrants granted Sumitomo Corporation of America were cancelled in accordance with the provisions of the First Amendment to the Marketing and Distribution Agreement as was its right to nominate a director. (See Marketing Agreement below and Exhibit 10.36 to this Form 10-KSB.) Sumitomo's one director on the Board of Directors, Mr. Graustein, resigned from the Board of Directors on June 15, 2004.

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

         The processing of contaminate materials using the patented CA Series technology is designed as an on-site operation. Internal studies have shown that because the CA Series of engineered products are designed to be used at the remediation project site, substantial cost savings can be generated as compared to other remediation methods requiring extraction, removal and incineration. The on-side use of CA engineered products can provide a complete and permanent environmental cleanup of the hazardous materials in that the "treated" materials are converted into non-hazardous permanently non-leachable substances which can remain in place. Through laboratory and field tests, the CA Series engineered products have been proved to be effective in remediating contamination caused by hydrocarbons and petroleum products, chemicals as well as toxic metallic compounds in rendering the toxic and hazardous materials to a permanently non-toxic and non-hazardous stage.

         I(2) PATENT PENDING

         16/6, Inc. applied for a patent to cover its technology to extract certain text documentation from existing published documents from the Internet and micro payments therefore. The Company originally acquired 16/6, Inc. and the I(2) Patent Pending to assist in the development of its Natural Resources Exchange. At present, the Company is not developing its Natural Resources Exchange. The U.S. Patent and Trademark Office has preliminarily denied 16/6's patent application. The Company has elected not to pursue refiling its application at this time.

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

         The Company's acquisition and development philosophy in the Appalachian Basin is to acquire producing properties with exploitation potential, either individually or in conjunction with its managed partnerships. In addition to increasing its reserves through direct property acquisitions, Daleco actively seeks out and evaluates the potential acquisition of other oil and gas companies and partnerships. At present, the Company has no present intent to acquire any additional Appalachian wells, although the Company would not negate the acquisition of additional properties should the right opportunity present itself.

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

                  NEW MEXICO

                           ORO GRANDE (CALCIUM CARBONATE "TRAVERTINE")

         CA Properties, Inc. is the lessee under a lease covering 5,020 acres of calcium carbonate deposits in the form of high grade Travertine, located in the Oro Grande area, Cibola County, New Mexico, some 40 miles southwest of Albuquerque, New Mexico. Included in the above are 1,660 acres of U.S. Government leases while the remainder are privately owned. The lease calls for royalty payments of $0.50 per ton or 4% of gross sales for material removed, whichever is the greater. Royalties on public lands call for $0.50 per ton or 3% of gross sales, whichever is the greater. The lease also requires an annual minimum royalty payment based on a CPI adjusted formula. In Fiscal 2004, the total payments associated with the payment of royalties and/or claim fees amounted to approximately $45,755.

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

                  UTAH

                           BEAVER ZEOLITE

         CA Properties, Inc. owns 11 Zeolite mining claims covering approximately 220 acres located in Beaver County, Utah. The Zeolite in this deposit is also considered high grade. During fiscal 2004, the Company paid $1,375 to the Bureau of Land Management to maintain its federal mining claims.

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

         TROPICAL HARDWOOD CONCESSION

         Daleco, through its wholly owned subsidiary, Sustainable Forest Industries, Inc., a Delaware company, controlled two (2) timber concessions in Guyana, South America. These concessions encompass approximately 6,000 acres of tropical hardwoods. Sustainable Forest Industries, Inc. intends to harvest and market its wood through strategic alliances with its partners in Guyana and the United States. Sustainable Forest Industries, Inc. received its U.S. import certificate for tropical wood in July 1997, and has applied for its marketing trademark, HeartDex. Daleco provides accounting, administrative and financial services to support Sustainable Forest Industries, Inc.'s operations.

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

         With regard to these personal guaranties, Mr. Amir satisfied his obligation under his guaranty to purchase one-half on 8,000 shares from the Plaintiffs. Daleco entered into Stipulation for the Entry of Final Judgment and Judgment thereon as to Daleco Resources Corporation, pursuant to which Daleco had until August 1, 2001 in which to redeem the remaining 8,000 shares for $400,000 plus accrued dividends through the date of settlement at a rate of ten percent per annum. The Kanes have been granting Daleco an extension of the August 1, 2001 date on a month-to-month basis. The Kanes have been paid accrued and unpaid dividends on the Series A Preferred Stock through the quarter ending March 31, 2003. The Company is in arrears for the payments due June 30, 2003 and September 30, 2003 totaling $30,000. As of September 30, 2004, total accrued dividends amounted to $90,000.


         Mr. Erlich has filed a Cross Complaint against Daleco for payment of his obligation under his guarantee.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders in the fourth quarter of Fiscal Year 2004.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

         The Company's Common Stock was trading on the Over the Counter Market Bulletin Board ("OTCBB"). On December 12, 2004, the Company's securities were assigned to trade on the "Pink Sheets Market". This change was the result of the Company filing its reaudited financial statements for the fiscal year ending September 30, 2003 (FY03) late. The Company has subsequently filed all required financial statements and is taking steps to return its securities to the OTCBB market. The symbol for the Company's shares is DLOV. As of September 30, 2004, there were approximately 1,769 record (inclusive of brokerage house "street accounts") owners of the Company's Common Stock. The symbol for the Company's shares is DLOV. As of September 30, 2004, there were approximately 1,769 record (inclusive of brokerage house "street accounts") owners of the Company's Common Stock.

               MARKET PRICE OF, AND DIVIDENDS ON, THE REGISTRANT'S
                   COMMON EQUITY AND OTHER STOCKHOLDER MATTERS

         Our common stock was quoted on the OTC Bulletin Board for the fiscal periods tabulated under the symbol "DLOV." The following table shows the high and low closing bid prices for the fiscal quarters indicated. Daleco's fiscal year ends September 30.

           2004                         HIGH               LOW
           ----                         ----               ---
           First Quarter               $1.25              0.82
           Second Quarter               1.04              0.70
           Third Quarter                0.97              0.56
           Fourth Quarter               0.70              0.40

           2003                         HIGH               LOW
           ----                         ----               ---
           First Quarter              $0.640            $0.095
           Second Quarter              0.240             0.060
           Third Quarter               0.600             0.150
           Fourth Quarter              0.950             0.449

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

         Effective, November 16, 2001, Daleco entered into a Stock Purchase Agreement with Sumitomo Corporation of America. The Sumitomo Corporation of America Securities Purchase Agreement provided for the purchase of 640,000 shares of Company common stock at a price of $1.25 per share. The Sumitomo Corporation of America Securities Purchase Agreement also granted Sumitomo Corporation of America 1,700,000 warrants, at exercise prices ranging from $2.00 per share for the first 850,000 shares, $2.50 per share for the next 510,000 shares and $3.00 per share for the remaining 340,000 shares. The Sumitomo Corporation of America Securities Purchase Agreement provides for Sumitomo Corporation of America to nominate one person to serve as a director of Daleco and also to have an "observer" present at the meetings of the Board of Directors. At such time as Sumitomo Corporation of America has acquired at least 1,500,000 shares under the Securities Purchase Agreement through the exercise of its warrants plus the additional acquisition (640,000 original purchase shares plus 860,000 warrant shares), the observer shall be nominated to serve as a director of Daleco. Also on November 16, 2001, Daleco entered into a Master Distribution and Marketing Agreement with Sumitomo Corporation of America. Under the Marketing Agreement, Sumitomo Corporation of America received warrants for 540,000 shares. On September 15, 2004, the Company and Sumitomo entered into the First Amendment to the Master Distribution and Marketing Agreement ("First Amendment"). Under the First Amendment, all of the warrants granted to Sumitomo under the Stock Purchase Agreement and the Master Distribution and Marketing Agreement were cancelled after the First Amendment, Sumitomo held only 640,000 shares of common stock.

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

         As of the fiscal year ended September 30, 2004, Daleco had 28,367,043 shares of common stock outstanding.


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



OPTIONS AND WARRANTS

         OPTIONS(1)

                                                                           2004              2003
                                                                           ----              ----

              Outstanding and Exercisable at beginning of period         5,500,000         5,610,000
              Granted(2)                                                   400,000              --
              Canceled(3)                                                        0          (110,000)

              Exercised                                                          0               (--)
              Outstanding and Exercisable at end of period(4)            ---------         ---------
                                                                         5,900,000         5,500,000


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


(2) At the Annual Meeting of Shareholders held on March 25, 2004, the Shareholders approved the adoption of the Daleco Resources Corporation Non-Qualified Independent Directors Stock Option Plan ("Plan"). The Plan provided for the issuance of up to 200,000 shares per independent (outside) directors vesting over three (3) years and only while the recipient is a director of the Company. 100,000 shares would vest in the first year, and 50,000 shares would vest in each of the second and third years assuming that the recipient remained a director for all three years). The Plan provides that the exercise price will be the average of the closing bid and asked price for the five (5) business days proceeding the date of the award. The Board granted each Mr. Pryor and Lord Gilbert options for 200,000 shares under the Plan. Under the Plan, the options expire five (5) years from the date of grant or March 2009. The options were issued to Lord Gilbert and Mr. Pryor at an exercise price of $0.85 per share.


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

         COMMON STOCK WARRANTS

Common Stock warrants outstanding at September 30, 2004, consist of the following:

              PRICE PER ISSUANCE          EXPIRATION DATE               AMOUNT(1)          SHARE
              ------------------          ---------------               ---------          -----

              Financing Sources(2)        July 31, 2004 to                                  $.44
                                          December 31, 2007               969,579          $1.05

              Terra Silex Warrant(3)      December 31, 2006               250,000          $1.25

              Conley Warrants(5)          February 26, 2008               300,000          $0.13

              Anthony Warrants(5)         February 26, 2008               300,000          $0.13

              Smith Warrants(4)           August 31, 2007                 250,000           $.65


(1) SUMITOMO WARRANTS: Under a Stock Purchase Agreement by and among Sumitomo Corporation of America and Daleco dated as of November 16, 2001, Sumitomo Corporation of America was granted warrants for 1,700,000 shares of common stock with a five (5) year term at exercise prices ranging from $2.00 per share for the first 850,000 shares, $2.50 per share for the next 510,000 shares and $3.00 per share for the remaining 340,000 shares. Daleco and Sumitomo Corporation of America also entered into a Master Distribution and Marketing Agreement dated as of November 16, 2001 under which Sumitomo Corporation of America was granted warrants for 540,000 shares. These warrants have a five (5) year term and have an exercise price of $2.00 per share for the first 108,000 shares, $2.50 pen share for the next 162,000 shares and $3.00 per share for the remaining 270,000 shares. Effective September 15, 2004, those warrants were cancelled in accordance with the provisions of the First Amendment to the Master Distribution and Marketing Agreement.


(2) FINANCING SOURCES. On July 21, 1998, a total of 263,638 warrants expiring on November 20, 2003 were granted to four persons who loaned Daleco a total of $145,000 in July 1998. The expiration date for these 263,638 warrants was extended from November 20, 2003 to November 20, 2005 in Fiscal Year 2000. The warrants may be exercised at any time before the expiration date at an exercise price of $0.55. On November 28, 2001, warrants for a total of 435,941 shares of common stock were granted to Sonata Investment Ltd (warrants for 395, 273 shares of common stock) and Standard Energy (warrants for 40,668 shares of common stock) as consideration for entering into the Loan Conversion Agreement dated August 1, 2001. The Loan Conversion Agreement extended the date by which Daleco had to satisfy its obligations to both Sonata Investment Company, Ltd. and Standard Energy Company and granted both Sonata and Standard the right to convert the debt into common stock of Daleco at such time as Daleco advised Sonata and Standard of its intent to satisfy Daleco's obligations to one or both entities. Sonata and Standard are affiliated entities. The exercise price was fixed at $1.05. The Sonata and Standard Warrants were to have expired August 1, 2002. However, Daleco agreed to extend the termination date of the Sonata and Standard Warrants until July 31, 2004 in exchange for Sonata's relinquishing its twenty percent (20%) interest in the net profits of Daleco's subsidiary Sustainable Forest Industries, Inc. These extensions have resulted in a $100,000 charge to the statement of loss in Fiscal Year 2002. The Sonata warrants were further extended until December 31, 2007 as additional consideration under the Second Amendment to the Heller Loan. Sonata was granted an additional 250,000 warrants under the Second Amendment to the Heller Loan, at an exercise price of $0.906 expiring on December 31, 2007.

     On September 1, 2004, the Company granted to Herbert L. Lucas warrants for 20,000 shares of common stock with an exercise price of $0.44 per share. The warrants expire on August 31, 2006. The Warrants were given in consideration for Mr. Lucas having made a loan of $40,000 to the Company's wholly owned subsidiary, CA Properties, Inc. (See Note 7(d) to financial statements.)

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

         The SEC has acknowledged that a "one-size fits all" approach to establishing effective disclosure controls and procedures is not appropriate and has not prescribed any specific disclosure controls and procedures. Rather, the SEC expects "each company to develop a process that is consistent with its business and internal management and supervisory practice." The Company believes that it has fully complied with the intent of the SOA and Regulations promulgated by the SEC.

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

         The primary underlying factor which influenced the Company's overall growth during the fiscal year ended September 30, 2004 continued to be its limited capital base. To address this issue the Company has aggressively sought out strategic relationships with access to incremental capital resources to further the commercialization of it mineral holdings. The Company believes that the relationships formed during the fiscal year will significantly benefit subsequent periods.

Segment Comments:

         Because of its reliance on revenues derived from the production and sale of oil and natural gas, the Company's performance and overall operating results during the fiscal period were influenced by the various external factors associated with the energy sector. These non-controllable factors include the variability in the demand for and the pricing of the crude oil and natural gas within the Company's operating areas, the general availability of quality contract services (critical in fiscal 2004) and the occurrence of unforeseen wellbore mechanical problems. During the twelve month period ended September 30, 2004, the Company's energy segment's performance, as measured by its direct operating cash flows declined by 37% as compared to the prior fiscal year period. The main reasons for the fall-off were the increases in the price of oilfield goods and services the Company utilized in its operations and a significant increase in producing well "down-time" resulting from shortages of quality well servicing equipment and contractors within its operating regions.

         During the fiscal year, the Company expended roughly $110,000 of its available capital and a considerable amount of its manpower resources to further the development of the technical and operational platforms required to commercialize the three plus (3+) billion tons of industrial minerals controlled by Clean Age Minerals, Inc., the Company's wholly owned subsidiary. It is believed that these efforts will permit the Company to attract quality strategic partners for its mineral development efforts and to negotiate more favorable joint venture terms.

         Clean Ages' efforts with respect to its various mineral deposits were all directed to addressing the various factors associated with the market acceptance of the mineral products and the operational issues involved in the development stages of the mining and mineral processing operations.

         With respect to its New Mexico Calcium Carbonate (Travertine) deposit, efforts were focused on initiating extraction operations and on capitalizing on the availability of its marketable mineral inventories. In conjunction with its site-operating partner, extracted inventories have been established at roughly 12,000 tons of graded product. These inventories are required to support active marketing programs for "commodity stone" into the regional ground cover and decorative stone markets. Limited deliveries of "commodity stone" occurred during the year. These deliveries introduced the products to regional distributors and were designed to assess the product stone's long-term performance characteristic. These deliveries are considered critical to obtaining long-term contracts.

         The ability to display core extraction and grading competencies at this site, has allowed the Company to pursue the introduction of its Calcium Carbonate material into other product applications such as road base, pollution control, stone tile and filler markets and to attract the interest of potential strategic partners.

         Efforts relating to the Company's Sierra Kaolin(TM) deposit in New Mexico during fiscal year focused on the identification of strategic joint venture partners for the funding and/or market introduction of the Sierra Kaolin(TM)'s products. Commercial markets for the Company's Kaolin have been identified in various industrial sectors such as paper, paint, rubber, plastic, adhesive and other small volume - high margin specialty applications. The Company has also initiated "preliminary market inquiries" which were designed to determine the markets interest in its Sierra Kaolin(TM) and to identify potential "end-user testing clients". These entities, both domestic and international, were targeted so that active market participants could evaluate product test samples so that the Company could receive potential client feedback for used in optimizing its final product specifications and processing facility requirements.

         While the investigative process is requiring more time and costs than initially anticipated, the Company has made progress both independently and jointly under executed Confidentiality and Non-Circumvention Agreements and Memorandum of Understanding with external parties towards the introduction of its Sierra Kaolin(TM) products. Furthermore, it has continued its efforts to investigate various potential private and public financing sources to fund the construction of a processing facility capable of producing a suite of Sierra Kaolin(TM) products that will meet the specific needs of the various industrial applications.

         The potential size of the North American market for the Company's Sierra Kaolin(TM) is believed to be in excess of five (5) million tons annually.


         The Company continued the process of externally verifying the applications for Clean Age Minerals' Patented CA-Series Products during the twelve (12) month period ended September 30, 2004. The Company's CA-Series products were tested by independent engineering firms and consultants in areas such as the treatment of bio-organic, agricultural and petrol-chemical waste streams. The results of certain of these tests have proven to be highly favorable and have lead to efforts to initiate market introduction of products based on the Company's patented technology. The first of these products, marketed under the trademarked name RENUGEN (TM) was introduced into select markets in December 2003, the Company's first quarter of fiscal year 2004. These initial test markets have been expanded and key longer term performance data and supply chain experience are being obtained. Other application testing of the CA-Series Patented technology was ongoing in fiscal 2004 and will continue into the new year.

         In addition to its use as a component in the Company's Patented CA-Series products, Clean Age Minerals also continued its investigations of various potential alternative uses for its one and a half (1.5) billion tons of the high quality Zeolite under its control. Considering the overall applications for the base Zeolite and the Patented CA-Series products, the Company has identified a market potential in excess of one (1) million tons annually. The Company believes that through its use of various venture and/or out-sourcing arrangements either in-place or contemplated that it will be able to begin to tap this identified market potential.

         During the fiscal year, Sustainable Forest Industries, Inc., the Company's wholly owned subsidiary, continued its focus on developing a tropical hardwood marketing program that could introduce its products into the domestic ("US") market with nominal financial support. Working independently and in conjunction with third parties, Sustainable has confirmed the applications and has certified the performance of the Guyana Wallaba wood species for certain residential construction products. The market introduction of these products has met with resistance in its primary New England target area do to lack of a local "long term demonstration" installation site. As such, the Company will focus its marketing efforts during FY2005 on Florida where it has such a "demonstration" site. In addition, the significant increase in demand for wood products in Florida and other coastal area resulting from the recent storm damage is viewed as having a favorable impact on the market climate for introducing new and/or alternative wood production into the region. The Company plans to form a strategic alliance with regional entities to augment its efforts.


Financial And Operating Parameter Comparisons:

         In general, for the fiscal year ended September 30, 2004, the Company's operating revenues decreased from $1,554,764 to a level of $1,327,473 or roughly 15% from the revenues recorded in fiscal 2003. The decrease in receipts was primarily the result of lower oil and natural gas production levels coupled with higher well servicing costs. The decreases in production levels were the direct result of greater than normal producing well down-time resulting from limited access to quality well servicing equipment and contractors. The regional demand for these services jumped in response to higher average energy prices. Direct well operating expense increased by $207,046 period to period or 37%. The non-cash operational charges for items such as depletion, amortization and depreciation declined in fiscal 2004 by $434,023. As a result the Company recorded total property operating expenses in fiscal 2004 of $2,485,882 for a decrease of $218,688 or 8% from prior fiscal period. Interest expense decreased from $692,004 in fiscal 2003 to $257,978 in fiscal 2004 resulting from the restructuring of the Heller Financial obligations. General corporate overhead increased by $74,512 in fiscal 2004 or 8% as compared to the prior period mainly as a result of additional efforts involved in addressing potential mineral markets and strategic relationships. For the fiscal year ended September 30, 2004, the Company reported a loss of $2,231,957 (excluding the recorded gain on debt forgiveness of $5,787,687 resulting from the Heller Note restructuring) as compared to a loss of $2,672,386 for the prior fiscal period. The reported net income, inclusive of the gain in debt forgiveness, was $3,555,730. Non-cash charges booked during the year of $1,520,911 represent approximately 68% of the fiscal 2004 loss (excluding the impact of the gain on debt forgiveness). As a result of the Company's increased efforts in commercializing its mineral holdings and the negative impact of greater than normal producing well down-time, the Company demand for cash required for its operations rose to approximately $1 million in fiscal 2004.

FISCAL 2003

         During the fiscal year ended September 30, 2003, the Company continued to direct its primary business focus on the commercialization of the mineral holding of its wholly owned subsidiary, Clean Age Minerals, Inc. However, in fiscal 2003, these efforts produced only nominal receipts for the Corporation. While these efforts progress and take hold, the Company continued its historical activities within the energy sector. As such, the Company's energy segments provided in excess of 96% of the total operating receipts for the fiscal year. Operations associated with the Company's timber segment were at nominal level throughout the year.

         Because of its reliance on revenues derived from the production and sale of oil and natural gas, the Company's performance overall operating results were influenced by the various external factors associated with the energy sector. These non-controllable factors include the variability in the demand for and the pricing of the crude oil and natural gas within the Company's operating areas, the general availability of quality contract services and the occurrence of unforeseen wellbore mechanical problems. During the twelve month period ending September 30, 2003, the Company's energy segment's performance, as measured by its direct operating cash flows improved by 24.5% as compared to the prior fiscal year period. The main reasons for the improvement are the increase in the price received for the oil and natural gas sold by the Company and its ability to control operating expenditures.

         During the fiscal year, the Company expended roughly $120,000 of its available capital and a considerable amount of its manpower resources into the development of the technical and operational platforms viewed as necessary to effectively monetize the three plus (3+) billion tons of industrial minerals controlled by Clean Age Minerals, Inc., the Company's wholly owned subsidiary. It is believed that the benefits of these efforts will begin to be realized in fiscal 2004 and continue well into the future. However, no assurance can be given that the Company will achieve its desired result.

         Clean Ages' efforts with respect to its various mineral deposits were all directed to addressing the various factors associated with the market acceptance of the mineral products and the operational issues involved in the development stages of the mining and mineral processing operations.

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

         The Company continued the process of externally verifying the application for Clean Age Minerals' Patented CA-Series Products during the twelve (12) month period ended September 30, 2003. With support from Sumitomo Corporation of America ("SCOA"), the Company's CA-Series products were tested by independent engineering firms and consultants in areas such as the treatment of Bioorganic, agricultural and petrol-chemical waste streams. The results of certain of these tests have proven to be highly favorable and lead to efforts to initiate market introduction of products based on the Company's patented technology. The first of these products will be marketed under the trade marked name RENUGEN (TM). Initial ships of ReNuGen (TM) are slated for December 2003, first quarter of fiscal year 2004. Other application testing of the CA-Series Patented technology is ongoing and will continue into the new year.

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

         In general, for the fiscal year ended September 30, 2003, the Company's total revenues increased by $376,359 to a level of $1,641,846 or roughly 30% over the revenues recorded for fiscal 2002. The increase in receipts was primarily the result in higher prices received by the Company for its oil and natural gas production. Direct operating expense declined by $158,955 period to period or 16%. However, this decrease was offset by increases in non-cash operational charges for items such as depletion, amortization and depreciation amounting to $311,671 year to year. As a result the Company recorded total property operating expenses in fiscal 2003 of $2,704,570 for an increase of $152,716 or 6% over the prior fiscal period. Interest expense increased in fiscal 2003 to $692,004 as compared to fiscal 2002 for increase of $147,109 as result of incremental borrowings. General corporate overhead declined by $762,573 in fiscal 2003 as compared to the prior period mainly as a result of deceased utilization of external legal and financial advisors and their associated fees. For the fiscal year period ended September 30, 2003 the Company reported a loss of $2,672,386 as compared to a loss of $3,511,493 for the prior fiscal period. Non-cash charges booked during the year ($1,883,612) represent approximately 70% of the fiscal 2003 loss. Despite increasing the capital expended to commercialize its mineral holdings, as a result of the discussed general improvement in the operating environment for the Company's oil and gas business segment, the Company was able to narrow the cash required for its operations significantly from $2,967,617 in fiscal 2002 to $37,078 in the current fiscal year for a positive improvement of roughly 99%.

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

LIQUIDITY AND CAPITAL RESOURCES

         Throughout the fiscal year, additional funds were made available to the Company by its controlling shareholder, Mr. Amir in the form of unsecured loans (See, "Certain Relationships" and "Related Transactions".) At the end of fiscal 2004, the amount owed to Mr. Amir was $1,150,934 (this amount included principal and accrued and unpaid interest on notes of $875,753, and other expense reimbursement of $275,181). On December 30, 2003, the Company entered into an Amended and Restated Loan Agreement with Sonata pursuant to which the Company will remain as operator of its oil and gas properties located in Texas and will be entitled to receive operating income. The Company is also indebted to Mr. Novinskie, President, Chief Operating Officer and a Director in the amount of $231,628, consisting of $44,123 un-reimbursed expenses, $162,505 in accrued and unpaid salary, and $25,000 in accrued and unpaid bonuses. The Company owed Mr. Erlich, a former officer and director of the Company, $134,817 (which amount includes principal and accrued and unpaid interest). The Company remains indebted to two individuals from whom it borrowed $50,000 in July 1998, one of whom is Mr. Amir ("July 1998 Obligations"). In each case the July 1998 Obligations are in default although none of the note holders has made a demand for payment. See Note 8 to the Financials attached.

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

CAPITAL EXPENDITURES

         OIL AND GAS

         During Fiscal 2004, the Company and/or its related entities did not participate in the drilling of any new wells. The Company, through its related entities, participated in various reworking and repair operations on wells comprising its oil and gas holdings.

         TIMBER

         Other than the payment of annual fees to maintain its concessions in Guyana, the Company had no substantial capital expenditures for its Timber operations in Fiscal 2004.

         MINERALS

         During Fiscal 2004, the Company had no capital expenditures on its mineral properties. All capital improvements made to the Company's mineral properties were conducted by contract miners. The Company has capitalized certain of the payments made to maintain its mineral claims. These expenditures have been booked as Pre-Paid Royalty Payments and will be captured as mineral extraction operations progress.

ACQUISITIONS

         DALECO'S 16/6, INC.

         Effective July 7, 2001, Daleco acquired 16/6, Inc., a software development firm. At the time of its acquisition, 16/6 had applied for a patent on its I(2) technology (Patent Pending No. 09/659641). The I(2) technology covers the ability to extract certain text documentation from existing published documents from the Internet and micro-payments therefor. In fiscal 2003, 16/6's patent application was denied.

         Daleco acquired all of the outstanding capital stock of 16/6, Inc. in exchange for 1,000,000 shares of common stock of Daleco. On September 3, 2004, 16/6, Inc. was merged with and into Daleco. 16/6, Inc. no longer exists as a separate entity.

SALE OF SECURITIES:

         TERRA SILEX AGREEMENT

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

         SCOA SPA

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

Private Placement

                  On December 13, 2004 (first quarter of fiscal 2005), the Company sold 300,000 shares of common stock to three individuals pursuant to a private placement under section 506 of Regulation D, promulgated under the Securities Act of 1933, as amended. The price per share was $0.30. The proceeds of the sale were used to cover the costs of the Company's audit for fiscal year 2004, and re-audit of fiscal year 2003. In addition to the legal fees associated with the offering, 6,000 shares were issued to the selling broker as consideration for its selling commission.

ITEM 7:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements and schedules are included herein:

*    Audited Financial Statements and Supplemental Financial Information

*    Independent Auditors' Report on Audited Consolidated Financial Statements

*    Consolidated Balance Sheets

*    Consolidated Statements of Income

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

* Standardized Measure of Discounted Future Net Cash Flow from Estimated Production of Proved Oil and Gas Reserves

*    Summary of Changes in Standardized Measure of Discounted Future Net Cash
     Flows

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and
Stockholders of Daleco Resources Corporation


We have audited the accompanying consolidated balance sheets of Daleco Resources Corporation and subsidiaries as of September 30, 2004 and September 30, 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the two years ended September 30, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Daleco Resources Corporation and subsidiaries as of September 30, 2004 and 2003, and the results of their operations and cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

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


                                               /s/ Vasquez & Company LLP
                                               -------------------------



Los Angeles, California
January 17, 2005

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2004 AND 2003

-------------------------------------------------------------------------------------------------------



                                                                              2004             2003
                                                                           ------------    ------------
 ASSETS
 CURRENT ASSETS
         Cash Accounts                                                     $    265,888    $    428,988
         C/Ds                                                                   133,120         136,000
         Account receivables                                                    578,597         423,935
         Prepaid Mineral Royalties S/T (note 5c)                                300,297         270,297
         Other Current Assets                                                     4,569           4,569
                                                                           ------------    ------------
                               TOTAL CURRENT ASSETS                        $  1,282,471    $  1,263,789
                                                                           ------------    ------------
OTHER ASSETS
         Prepaid Mineral Royalties L/T  (note 5c)                          $    294,270    $    265,190
         Debt Placement Costs                                                   869,861         584,815
         Accumulated Amortization                                              (656,137)       (584,815)
                                                                           ------------    ------------
                  Net Debt Placement Costs                                      213,724            --
                                                                           ------------    ------------
         Equity Placement Costs                                                    --              --
         Accumulated Amortization Equity Costs                                     --              --
                  Net Equity Placement                                             --              --
         Other Assets                                                              --              --
                               TOTAL OTHER ASSETS                          $    507,994    $    265,190
                                                                           ============    ============
FIXED ASSETS
         Oil and Gas Properties (note 3)                                     12,607,950    $ 12,607,950
         Accumulated DD&A                                                    (7,907,950)     (7,307,950)
                                                                           ------------    ------------
                  Net Oil and Gas Property                                    4,700,000       5,300,000
         Mineral Properties (note 5)                                         12,609,100      12,609,100
         Accumulated DD&A                                                      (200,000)       (100,000)
                                                                           ------------    ------------
                  Net Mineral Property                                       12,409,100      12,509,100
         Timber Properties (note 4)                                           1,028,342       1,028,342
         Accumulated DD&A                                                    (1,028,342)     (1,028,342)
                                                                           ------------    ------------
                  Net Timber Property                                              --              --
         Technology/Patent Rights (note 6)                                    7,767,000       7,767,000
         Accumulated DD&A                                                    (2,904,378)     (2,166,123)
                                                                           ------------    ------------
                  Net Tech./Patent Rights                                     4,862,622       5,600,877
         Property, Equipment, Furniture & Fixtures                              514,749         514,749
         Accum. Depr (P, E, P &  P)                                            (505,332)       (493,998)
                                                                           ------------    ------------
                  Net (P, E, P & P)                                               9,417          20,751

                  TOTAL FIXED ASSETS                                       $ 21,981,139    $ 23,430,728
                                                                           ============    ============

                  TOTAL ASSETS                                             $ 23,771,604    $ 24,959,707
                                                                           ============    ============

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2004 AND 2003

-------------------------------------------------------------------------------------------------------------

                                                                                     2004            2003
                                                                                 ------------    ------------
LIABILITIES
CURRENT LIABILITIES
         Trade A/P                                                               $    938,609    $    970,347
         Notes Payable (note 7)                                                       132,543         142,543
         Note Due related Pty (note 8)                                                751,310         733,410
         HFI Financing (note 10a)                                                        --         5,154,783
         Loans--1st Regional (note 10 c)                                              100,000         100,000
         CAMI Notes                                                                   514,881         514,881
         Sonata and Standard Energy  Financing (notes 7b and 10)                      218,334            --
         Accrued Interest Expense (notes 8 and 10)                                    359,938       1,786,871
         Accrued Dividend Expense (notes 11d and 14)                                1,935,336       1,248,043
         Accrued Expense Reimbursements (notes 8)                                      92,675          60,187
         Accrued Salary Expense (note 8)                                              657,583         364,351
                                                                                 ------------    ------------
                               TOTAL CURRENT LIABILITIES                         $  5,701,209    $ 11,075,416
                                                                                 ------------    ------------

Long Term Liabilities
         Long Term Debt - Sonata & Lucas  (notes 7(d) and 10 (a) and (b))        $    304,628    $         --
         Mandatory Redeemable Preferred Stock (note 7(a))                             400,000         400,000
                                                                                 ------------    ------------
                               TOTAL LONG TERM LIABILITIES                            704,628         400,000
                                                                                 ------------    ------------
                               TOTAL LIABILITIES                                 $  6,405,837    $ 11,475,416
                                                                                 ------------    ------------
EQUITY
         Beginning Retained Earnings                                             $(25,103,748)   $(22,421,362)
         Current Period Income/(loss)                                               3,555,730      (2,672,386)
         Dividends Paid (Cash & Stock))                                              (691,188)        (10,000)
         Add. Paid in Capital (See Note 11(d))                                     39,319,453      38,322,090
         Preferred Stock (note 11)                                                      1,850           3,100
         Common Stock (note 11)                                                       283,670         262,849

                               TOTAL EQUITY                                      $ 17,365,767    $ 13,484,291
                                                                                 ------------    ------------
                               TOTAL LIABILITIES AND EQUITY                      $ 23,771,604    $ 24,959,707
                                                                                 ============    ============



           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED  SEPTEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------

                                                       2004           2003
                                                    -----------   -----------
REVENUE
Oil and Gas Sales                                   $ 1,262,578   $ 1,476,602
Net Profit Interest Receipts                                 --            --
Royalty Receipts                                         36,745        32,402
Timber Sales                                                 --        45,760
Mineral Sales                                            28,150            --
                                                    -----------   -----------
         Total Operating Income                     $ 1,327,473   $ 1,554,764
                                                    -----------   -----------
Interest Income                                              14           455
Well Management                                         141,023        66,627
Ptr. Management                                              --            --
Gain On Forgiveness Of Debt                           5,787,687            --
Other Income                                             35,563        20,000
                                                    -----------   -----------
         Total Other Income                         $ 5,964,287   $    87,082
                                                    -----------   -----------
         Total Income                               $ 7,291,760   $ 1,641,846
                                                    -----------   -----------
EXPENSES
Lease Operating Expenses--Oil and Gas               $   760,070   $   553,024
Lease Operating Expenses--Timber                          7,400        14,900
Lease Operating Expenses--Minerals                      144,502       117,117
Net Profit Interest Expenses                                 --            --
Prod Tax                                                 99,595       115,190
DD&A (includes Depreciation)                          1,449,589     1,883,612
Third Party Distributions                                24,726        20,727
                                                    -----------   -----------
         Total Property Expense                     $ 2,485,882   $ 2,704,570
                                                    -----------   -----------

Interest Expense                                        257,978       692,004
General and Administrative Expenses                     675,951       594,448
Legal and Professional Expenses                         209,408       313,345
Financial Advisor Fees                                       --            --
Shareholder Information                                  35,489         9,865
Amortization of Debt Costs (Note 10(a))                  71,322            --
Amortization of Goodwill                                     --            --
                                                    -----------   -----------
         Total Expenses                             $ 3,736,031   $ 4,314,232
                                                    -----------   -----------
Net Income (loss), (see Note 10(a))                 $ 3,555,730   $(2,672,386)
                                                    ===========   ===========
Basic/Fully Diluted Net Income (Loss)/
(based on  weighted-average outstanding             $0.13/$0.09        $(0.11)
common stock of 28,206,666 and fully
diluted of 37,816,622 in FY04 and
24,073,412 in FY03)


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
YEARS ENDED SEPTEMBER 30, 2004 AND 2003

----------------------------------------------------------------------------------------------


                                                                        2004           2003
                                                                    -----------    -----------
OPERATING ACTIVITIES
Net income loss for the year                                        $ 3,555,730    $(2,672,386)
Items not affecting working capital:
------------------------------------
         Change in depletion, depreciation, and amortization for      1,449,589      1,883,612
         period
         Debt amortization (note 10(a))                                  71,322             --
         Amortization of Goodwill                                            --             --
         Gain on Forgiveness of Debt (Note 10 (a))                   (5,787,687)            --
                                                                    -----------    -----------
                               Sub Total:                           $(4,266,776)   $ 1,883,612
                                                                    -----------    -----------

Items affecting working capital:
         (Increase)/Decrease in Other Assets                           (285,046)           800
         (Increase)/Decrease in pre-paid royalties                      (59,080)       (73,140)
         (Increase)/Decrease in account receivables                    (154,662)       440,204
         Increase/(Decrease) in Partnership Accrued Distributions          --             --
         Increase/(Decrease) in Trade Payables                         (316,784)       185,827
         Increase/(Decrease) in other Accrued Expenses                  325,720        198,005
         Increase/(Decrease) in Accrued Interest                        146,017       (187,390)
                                                                    -----------    -----------
                               Sub Total:                           $  (343,835)   $   564,306
                                                                    -----------    -----------
CASH USED BY OPERATING ACTIVITIES                                   $(1,054,881)   $  (224,468)

INVESTING ACTIVITIES
(Increase)/Decrease in subsidiary/other investments                        --             --
Leasing, Acquisition and Well Costs Incurred                               --             --

CASH PROVIDED FROM/(USED FOR) INVESTING ACTIVITIES                         --             --
                                                                    -----------    -----------
FINANCING ACTIVITIES
Increase/(decrease) in Notes due Related Parties (Note 8)           $    17,900    $    35,214
Increase/(decrease) in Other Notes Due (Note 7)                         208,334       (300,000)
Increase/(decrease) in accrued Dividends (Notes 11(d) and 14)           687,293       (502,063)
Dividends Paid (Note 11(d))                                            (691,188)       (10,000)
Proceeds of Equity Issuance                                           1,016,934        940,623
Proceeds of Long Term Debt                                             (350,372)          --
                                                                    -----------    -----------

CASH PROVIDED FROM FINANCING ACTIVITIES                             $   888,901    $   163,774
NET INCREASE/(DECREASE) IN CASH FOR PERIOD                          $  (165,980)   $   (60,694)
                                                                    ===========    ===========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
YEARS ENDED SEPTEMBER 30, 2004 AND 2003

----------------------------------------------------------------------------------------------

                                                                        2004           2003
                                                                    -----------    -----------


INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                    $(165,980)        $(60,694)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                     $ 564,988         $625,682
CASH AND CASH EQUIVALENTS - END OF PERIOD CASH                      $ 399,008         $584,988

SUPPLEMENTAL INFORMATION:

Income Taxes paid                                                   $       0         $      0

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
         Conversion from convertible debt to common stock           $  34,800         $357,597
         Conversion from preferred shares to long term debt         $      --         $400,000
         Issuance of common stock for services performed            $  38,687         $     --
         Dividends paid on preferred stock with common stock        $ 691,188         $     --








             ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
YEARS ENDED SEPTEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------


                                                                   2004                   2003
                                                               ------------           ------------
COMMON STOCK OUTSTANDING
     Shares
                Beginning of Period                              26,284,856             20,187,238
                Issued                                            2,082,187              6,097,618
                Cancelled                                                 0                      0
                                                               ------------           ------------
                End of Period                                    28,367,043             26,284,856
     VALUE AT PAR ($.01/SHARE)                                 $    283,670           $    262,849

PREFERRED STOCK OUTSTANDING
     Shares Class "A"
                Beginning of Period                                       0                  8,000
                Present as Debt                                           0                  (8000)
                                                               ------------           ------------
                End of Period                                             0                      0
Value at Par ($.01/Share)                                                $0                     $0

     Shares Class "B"
                Beginning of Period                                 310,000                375,000
                Issued                                                    0                      0
                Converted to Common                                (125,000)               (65,000)
                Cancelled                                                 0                      0
                End of Period                                       185,000                310,000
     Value at Par ($.01/Share)                                 $      1,850                  3,100
                                                               ------------           ------------
     PREFERRED VALUE AT PAR ($.01/SHARE)                       $      1,850           $      3,100

ADDITIONAL PAID IN CAPITAL
                Beginning of Period                            $ 38,322,090           $ 37,836,061
                Equity Issuance Other                               997,363                885,949
                Excess of Redemption Amount                               0               (399,920)
                                                               ------------           ------------
                End of Period                                  $ 39,319,453           $ 38,322,090

ACCUMULATED RETAINED
EARNINGS/(DEFICIT)
                Beginning of Period                            $(25,103,748)          $(22,421,362)
                Income(Loss) for Year                             3,555,730             (2,672,386)
                Dividends                                          (691,188)               (10,000)
                                                               ------------           ------------
                End of Period                                  $(22,239,206)          $(25,103,748)

EQUITY
                Beginning of Period                            $ 13,484,291           $ 15,620,401
                End of Period                                  $ 17,365,767           $ 13,484,291
                                                               ------------           ------------
                Change in Equity for Period                    $  3,881,476           $ (2,136,110)


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------


1.       CONTINUED OPERATIONS

         The financial statements have been prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. As of September 30, 2004, the Company has reported a gain of $ 3,555,730 (including the gain from forgiveness of debt of $5,787,687). The ability of the Company to meet its total liabilities of $6,405,837 and to continue as a going concern is dependent upon the availability of future funding, achieving profitable timber operations and successful development of its acquired mineral assets. On July 24, 2002 ("Closing Date"), the Company entered into a $10,000,000 Equity Line of Credit Agreement with Cornell Capital Partners, L.P. ("CCP"). As part of the transaction, the Company issued to CCP a two-year convertible debenture in a face amount of $300,000. The debenture was convertible into common stock at a price equal to the lessor of 120% of the final bid price on the Closing Date or 80% of the average lowest three closing bid prices as reported by Bloomberg of the Company's common stock for the five trading days immediately preceding the date of the conversion. The equity line provides for the Company to draw down $75,000 per week over a three-year period. The Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission which became effective on November 7, 2002. Commencing in November 2002 and concluding in January 2003, CCP converted the entire Debenture in 5,027,881 shares of common stock at an average price per share of $0.117 when including all other fees and costs associated with the issuance of the debentures and $0.06 if just the conversion price without including other fees and costs.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------

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

         Effective in the August 2001, the Company began assessing the impairment of capitalized costs of proved oil and gas properties and other long-lived assets in accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Under this method, the Company generally assesses its oil and gas properties on a field-by-field basis utilizing its current estimate of future revenues and operating expenses. In the event net un-discounted cash flow is less than the carrying value, an impairment loss is recorded based on estimated fair value, which would consider discounted future net cash flows. SFAS 144 did not have any impact on the Company's change in method of assessing impairment of oil and gas properties and other long-lived assets including $20,000,000 in mineral properties.

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

         E.       PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost and depreciated using the straight-line method over a period of five years. The carrying value of property and equipment may be impaired from time to time in addition to typical depreciation charges based on independent appraisals of the operational condition of the specific unit of property and/or equipment.

         F.       TIMBER RIGHTS

         The Company has recorded the acquisition of timber rights at cost. The Company has completely written down the costs of the timber rights acquisition.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------

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

3.       OIL AND GAS AND EQUIPMENT

                                                            2004          2003
                                                       -----------   -----------

Proven lease acreage costs                             $ 5,429,996   $ 5,429,996

Proven undeveloped lease acreage costs                   1,745,810     1,745,810

Well costs                                               5,432,145     5,432,145
                                                       -----------   -----------
                                                       $12,607,950   $12,607,950

Accumulated depletion, depreciation and amortization     7,907,950     7,307,950
                                                       -----------   -----------
                                                       $ 4,700,000   $ 5,300,000
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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------

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

B.       MINERALS AND EQUIPMENT

                                                  2004            2003
                                             ------------    ------------
Proven undeveloped lease costs               $ 12,609,100    $ 12,609,100
Mine development costs                                 --              --
Accumulated depletion and depreciation (1)       (200,000)       (100,000)
                                             ------------    ------------
                                             $ 12,409,100    $ 12,509,100
                                             ------------    ------------

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------

         (1) The Company has begun to amortize its mineral properties at a nominal amortization rate of $100,000 per year subject to higher adjustments per year as production increases. The Company is utilizing a modified unit of production basis in determining its amortization rates for its mineral properties.

         C.       PREPAID ROYALTIES.
         The Company receives a credit in the nature of "prepaid royalties" for rents paid on the Marfa Zeolite Lease, Presidio County, Texas, and a portion of the New Mexico Oro Grande Limestone Lease in Cibola County, New Mexico. During Fiscal Year 2004 the Company conducted mining activities on its kaolin deposits in Sierra County, New Mexico for the purpose of testing the minerals and producing samples for sales. The Company commenced production of its New Mexico calcium carbonate properties in Fiscal Year 2004. It anticipates the commencement of the commercial production of its kaolin deposits in Fiscal Year 2005, and has commenced production of its zeolite deposit in the first quarter of Fiscal Year 2005. The Company did make limited sales of its CA Series products in Fiscal Year 2003 primarily for testing to confirm their suitability for certain applications. The Company began the commercial sales of one of its CA Series Products under the tradename "ReNuGen" in the first quarter of 2004. Testing of the Company's Kaolin was commenced in December 2002 to confirm its properties in various applications in the paper, paint and coating industries. A portion of the Prepaid royalties ($294,270) attributable to the Calcium Carbonate deposits are not anticipated to be fully recovered in Fiscal Year 2004 and are carried as Long Term Assets. The remainder of the prepaid royalties ($300,297) are anticipated to be fully used in Fiscal Year 2005 and are listed as Current Assets.


6.       PATENTS & TECHNOLOGY

         As part of the acquisition of Clean Age Minerals Incorporated (See Note 5(a) above), the Company also acquired U.S. Patent No: 5387738. This patent, owned by Clean Age Minerals Incorporated (previously owned by Matrix-Loc, Inc. which was acquired by Clean Age Minerals Incorporated as a result of Matrix-Loc's merger with Clean Age Minerals as of March 18, 2002), deals with a reagent and process for the remediation of water and contaminated soils. The Company's former subsidiary's, 16/6, Inc., patent application on its I(2) Technology was denied by the United States Patent Office on June 13, 2003. The Company has elected not to appeal the Patent Office Examiner's decision pertaining to the I(2) Technology filing. The Company has proceeded with the monetization of the technology in a proprietary but unpatented form. 16/6, Inc. was merged into Daleco as of September 3, 2004 and ceases to exist.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------

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

d. On or about September 1, 2004, the Company's wholly owned subsidiary, CA Properties, Inc. borrowed $40,000 from Herbert L. Lucas, an individual and former director of Clean Age Minerals, Inc. Mr. Lucas is owed additional sums from the Company's acquisition of Clean Age Minerals, Inc. in September 2000 (See Note 8(b) below). The note is due on or before August 31, 2006 and earns interest at the Prime Rate of interest charged from time to time by PNC National Bank, Philadelphia, Pennsylvania, plus three percent (3%). Payments of principal were to have commenced on October 1, 2004 in 24 equal installments plus accrued and unpaid interest through the date of payment. In consideration for making the Loan, Mr. Lucas was granted Warrants for 20,000 shares of common stock. The exercise price of the Warrants is $0.44 per share. The warrants expire on August 31, 2006.

         As of September 30, 2004, $20,000 of total amount owed to Mr. Lucas is classified as long-term debt.

8.       DUE TO RELATED PARTIES

(a)      Due to Amir

         Mr. Amir has entered into four (4) Notes with the Company as follows:

         (1) Note dated October 1, 1995, bearing interest at the rate of prime plus 3 percent in the principal amount of $91,062. This amount remains outstanding as of September 30, 2004.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------

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

         As of September 30, 2004, the Company owed Mr. Amir $28,341 in un-reimbursed business expenses and $162,502 in accrued but unpaid salary.

         During 2002, the Company paid Mr. Amir $170,000 in partial payment of the accrued and unpaid interest on his notes, un-reimbursed expenses and dividends attributable to the Class A Preferred Stock. These payments were reflected in the prior financial statements. Mr. Amir subsequently advanced the Company an additional $137,000 (see 8(a)(4) above).

         Mr. Amir converted $10,000 of indebtedness into 71,942 shares of Common Stock as of December 3, 2002. The conversion was at the average of the closing bid and asking price for the Common Stock for the five trading days prior to the date of conversion.

         As of September 30, 2004, the Company was indebted to Mr. Amir in the aggregate amount of $1,150,934.

(b) By virtue of the merger of Clean Age Minerals Incorporated ("CAMI") with Strategic Minerals, Inc. on September 19, 2000, Strategic Minerals, Inc. assumed the obligation of CAMI to Mr. Robert E. Martin in the amount of $134,811 ("Martin Debt"). The Martin Debt was to have been satisfied on or before September 18, 2001 but was not and remains outstanding. As of September 30, 2004, the Martin Debt amounts to $177,874 representing $134,811 in principal and $43,063 in accrued but unpaid interest. The Martin Debt is evidenced by a Note providing for an annual rate of interest of 8%. These amounts are included in the amounts shown for the Company's obligation to the former officers and directors of Clean Age Minerals Incorporated. (See Note 7(c)). As of September 30, 2004, the Company owed Mr. Martin $187,501 in salary and $19,464 in unpaid reimbursable business expenses. As of September 30, 2004, the Company was indebted to Mr. Martin in the aggregate amount of $384,839.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------

(c) Novinskie Debt. Under the terms of Mr. Novinskie's employment agreement (See Note 13(b)), Mr. Novinskie was to have received a cash bonus of $25,000 as of September 30, 2002. This bonus was not paid. As of September 30, 2004, the Company owed Mr. Novinskie $44,123 in un-reimbursed expenses and $162,505 in salary and $25,000 in bonuses (as discussed previously).

         Mr. Novinskie converted $10,000 of indebtedness into 71,942 shares of Common Stock as of December 3, 2002. The conversion was at the average of the closing bid and asking price for the Common Stock for the five trading days prior to the date of conversion. As of September 30, 2004, the Company was indebted to Mr. Novinskie in the aggregate amount of $231,628.

9.       DEBENTURE                                    2004         2003
                                                      ----         ----
                  8% Convertible Debentures           $  0       $30,000
                                                      ----       -------


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

10.      DEBT

                  Debt of the Company consists of the following:

         SONATA/HELLER LOAN

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------

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

                  Sonata and Heller arrived at an agreement by which Sonata would purchase the Heller Loan for $605,000. Sonata simultaneously entered into an agreement with Tri-Coastal and the Company whereby Sonata would advance to Tri-Coastal/Daleco an additional $50,000 for working capital and reduce the amount of the Heller Loan to $655,000 ("Sonata Loan"). In consideration of Sonata's reduction of the Heller Loan from $5,154,783 to $655,000, Daleco agreed to:

                  (1) issue to Sonata or its nominee 250,000 shares of Daleco Common Stock (see Note 11);

                  (2) grant Sonata or its nominee warrants for 250,000 shares of Daleco Common Stock at $.906 per share with an expiration date of December 31, 2007 (see Note 11(b)); and extend the expiration dates for the warrants currently held by Sonata until December 31, 2007 (see Note 11 (b))

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

                  The Sonata Loan Agreement provides that the Heller Loan: (i) was reduced to a three (3) year loan in the principal amount of $655,000 plus interest at the prime rates, to move, as established by the National City Bank, Columbus, Ohio plus three-percent ("Sonata Loan"); (ii) will be repaid out of 85% of the net revenues from Tri-Coastal's oil and gas properties, but in no event will the amount of interest and principal paid in any six month period be less than one-sixth of the original face amount of the Sonata Loan, less any prepayments, plus all accrued and unpaid interest with the full amount of the Sonata Loan plus all accrued and unpaid interest paid in full on or before December 30, 2006; (iii) 66 2/3rds of the net cash flow from production from Tri-Coastal's assets after satisfaction of the Sonata Loan; (iv) the issuance of stock and warrants as set forth above; and
         (v) Daleco's guaranty of the Sonata Loan.

                  Under the terms of the Sonata Loan Agreement, the Sonata Loan will become a general obligation of the Company.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------

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

                           (b) $48,546 for the extension of warrants held by Sonata; and $10,000 in legal costs associated with the transaction.

                  The transaction resulted in an extraordinary net benefit amounting to $5,787,687.

                  As a result of the benefit resulting from Sonata's acquisition of the Heller Loan as set forth above, the "Earnings Per Share Calculations" recorded in the Company's first fiscal quarter of 2004 and at 9/30/04 are as follows:

                                                                                    First Fiscal Quarter   Fiscal Year End
                                                                                         12/31/03              9/30/04
                                                                                    --------------------   ---------------
         Net loss (before gain on debt forgiveness)                                     $  (663,163)        $ (2,231,957)
         Basic and Fully Diluted Income (loss)/Share,                                   $      (.02)        $       (.08)
         (calculated on 28,307,975 shares outstanding)

          Gain on debt forgiveness                                                      $ 5,787,687         $  5,787,687

         Net Gain (Loss)/share, Basic and fully Diluted                                  $.20/$0.15            $.20/$.15

         Net income (including gain on debt forgiveness)                                $ 5,124,524         $  3,555,730
         Basic and Fully Diluted Income (loss)/Share                                    $0.18/$0.13          $0.13/$0.09
         (calculated on 27,829,106 weighted average shares outstanding,
              Basic & 39,327,554 shares, Fully Diluted at 12/31/03 and
              28,206,666 weighted shares outstanding, Basic & 37,816,622 shares,
              Fully Diluted Basis at 9/30/04)

                  As of September 30, 2004, amount owed to Sonata under the above Loan Agreement is $502,962, of which $218,334 is classified as long-term debt


         FIRST REGIONAL BANK

         In September 1998, the Company assumed a $100,000 loan with First Regional Bank when it acquired Haly Corporation. Interest is at 6.9% and the loan matures December 12, 2003. The loan is secured by the personal assets of Dov Amir an officer and Director of the Company.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------


11.      CAPITAL STOCK

                                                                                                          NUMBER OF
                                                                                                           SERIES B
                                                                               NUMBER OF SERIES           PREFERRED
                                                  NUMBER OF COMMON                  A PREFERRED          SHARES PAR
                                                 SHARES, PAR VALUE            SHARES PAR VALUE          VALUE $0.01
                                                   $0.01 PER SHARE          $0.01 PER SHARE (1)       PER SHARE (1)
                                                 -----------------          -------------------       -------------

Balance as of September 30, 2003                        26,284,856                        8,000             310,000



Issued on Conversion of Series "B"                       1,000,000                                         (125,000)
  Preferred  Stock(2)
Issued on Payment of Accrued Dividend on
  Series "B" Preferred                                     552,950
Issuance on Terms of Terra Silex Financing(3)              220,169
Issuance as Payment for Long Term Debt(4)                  250,000
Issuance on Payment of Obligations to
  Murphy Communications and RA Lenser
  and Associates (5)                                        49,427
Issuance on Conversion of Debenture(6)                       9,641
                                                        ----------
Ending Balance as of September 30, 2004                 28,367,043                        8,000             185,000
                                                        ----------                        -----             -------


(1) On February 28, 2002, the Shareholders approved an amendment to the Articles of Incorporation of the Company, providing for an increase in the authorized common stock of the Company from 20,000,000 shares to 50,000,000 shares of Common Stock. The Shareholders also approved the change of the Company's state of incorporation from Delaware to Nevada. This was affected through the merger of Daleco Resources Corporation, a Delaware corporation ("Old Daleco") with and into Daleco Resources Corporation of Nevada, a Nevada corporation ("New Daleco"). The merger was consummated as of March 26, 2002. The Articles of Incorporation of New Daleco provide for authorized capital stock of 50,000,000 shares of common stock, par value $0.01 and 20,000,000 shares of preferred stock, par value $0.01.

(2) During Fiscal Year 2004, the holders of Series B Preferred Stock converted 125,000 shares of Preferred Stock for 1,000,000 shares of Common Stock. The stock was converted at the price of $1.25 per share of Common Stock.

(3) In Fiscal 2004, Terra Silex was issued an additional 220,169 due to Terra Silex under the terms of its agreement with the Company. In accordance with Paragraph 6.3 of the Terra Silex Agreement dated September 20, 2001, Terra Silex was granted certain anti-dilution rights for any sale of a block of stock consisting of 500,000 or more shares of Daleco common stock. The Company determined that the satisfaction of the Company's debenture held by Cornell Capital Partners was a "sale" under Paragraph 6.3 of the Terra Silex Agreement for which Terra Silex was entitled to anti-dilution protection. This stock was issued in accordance with and to satisfy the Company's obligation under that Agreement.

(4) The Company issued 250,000 shares of common stock to Sonata Investment Company, LTD in accordance with its acquisition of the Heller Loan. See
     Note 10(a) above.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------

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


The Company granted the following options / warrants to purchase common stock as of September 30, 2004.

                                                         Number of                     Weighted Average
                                                     Options / Warrants                Price per Share
                                                    ---------------------             -------------------

OPTIONS / WARRANTS OUTSTANDING - OCT 1, 2003             9,289,579                          $ 0.96

Employee Stock Option
---------------------
Granted                                                    400,000                          $ 0.85
Expired                                                         --                              --
Exercised                                                       --                              --
Cancelled                                                       --                              --

Stockholder warrants
--------------------
Granted                                                    520,000                          $ 0.77
Expired                                                         --                              --
Exercised                                                       --                              --
Cancelled                                               (2,240,000)                         $ 2.42

OPTIONS / WARRANTS OUTSTANDING - SEPT 30, 2004           7,969,579                          $ 0.53


STOCK BASED COMPENSATION

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------

All stock options issued to employees have an exercise price not less than the fair value of the Company's common stock on the date of grant, and in accounting for such options utilizing the intrinsic value method there is not related compensation expense recorded in the Company's financial statements. Had the Company determined compensation cost based on the fair value of the stock option on their dates of grant pursuant to SFAS 123, the Company's net income (loss) and earnings (loss) per share would have changed to the pro forma amounts presented below:

                                                   2004                 2003

Net income (loss) (as reported)                $ 3,555,730       $ (2,672,386)

Stock based employee
  compensation expense determined
  under fair value based method for
  all awards                                      (470,990)          (436,499)
                                               -----------       ------------
Pro forma net income (loss)                    $ 3,084,740       $ (3,108,885)
                                               ===========       ============

Basic and diluted loss per common share
         As reported                           $0.13/$0.09             $(0.11)
         Pro forma                             $0.11/$0.08             $(0.13)


The fair value of the options granted during the years ended September 30, 2004 was estimated using the Black-Scholes option-pricing model with the following assumptions: risk free interest rates between 3.14 % and 5.85 %, expected life of five (5) years and expected volatility between 77% and 162 %. The weighted average fair value of the options granted during the year was approximately $285,000.

The fair value of the options granted during the years ended September 30, 2003 was estimated using the Black-Scholes option-pricing model with the following assumptions: risk free interest rates between 4.09 % and 5.85 %, expected life of five (5) years and expected volatility between 77% and 162 %. There were no options granted in fiscal year 2003.

The following table summarizes information about stock option outstanding as of September 30, 2004:

                                                   Weighted
                                Weighted Average   Average                              Weighted Average
                 Options        Exercise           Remaining Life    Options            Exercise
Exercise price   Outstanding    Price              (Years)           Exercisable        Price
---------------- -------------- ------------------ ----------------- ------------------ ------------------
$0.25 - $1.08     5,900,000       $ 0.48              2.56            5,673,333            $0.46

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------

WARRANTS

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------


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


NET INCOME PER SHARE

Net income per share (primary basis) was calculated on the primary basis of the weighted average number of common shares outstanding which amounted to 28,206,666 for the period ended September 30, 2004 (2003 -- 24,073,412). For the periods ended September 30, 2004 and 2003, the exercise of the options and warrants outstanding as at year- end did not have a dilutive effect on the net income per share.

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

12.      INCOME TAXES

         The Company has no current and deferred taxes payable. The Company and its subsidiary have significant tax losses to be applied against future income. The subsidiary Companies' tax filings show net operating losses to be applied against future taxable income in the amount of approximately $26.7 million to be utilized in various years through 2009. The tax benefit of these losses is estimated to be approximately $10 million. No potential benefit of these losses has been recognized in the accounts.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------


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

         Mr. Amir satisfied his obligation under his guaranty to purchase one-half or 8,000 shares from the Plaintiffs. The Company entered into Stipulation for the Entry of Final Judgment and Judgment thereon as to Daleco Resources Corporation, pursuant to which the Company shall have until August 1, 2001 in which to redeem the remaining 8,000 shares for $400,000 plus accrued interest through the date of settlement at a rate of ten percent (10%) per annum. The Kanes have been granting the Company an extension of the August 1, 2001 date on a month-to-month basis. On December 7, 2001, the Company paid the Kanes $90,000 representing all accrued and unpaid dividends on the Series A Preferred Stock through December 31, 2001. The Company has paid all dividends due and payable to the Kanes for periods through the fiscal quarter ending March 31, 2003. Payments for the quarters ending June 30, 2003 and September 30, 2003, in the amount of $30,000, are still outstanding. As of September 30, 2004, total unpaid dividends are approximately $90,000.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------


         Mr. Erlich has filed a Cross Complaint against the Company for payment of his obligation under his guarantee.

b.       Erlich Litigation:
         On February 5, 2004, Mr. Erlich commenced an action in the Superior Court of the State of California Beverly Hills District, Case No:
         SC080498 against the Company demanding payment of an unsecured loan to the Company in the principal amount of $98, 048. The loan has no maturity date. On March 24, 2004, Mr. Erlich dismissed the Complaint without prejudice, but reserved the right to re-file his complaint should the loan not be satisfied by January 1, 2005. The Company believes the complaint to be without merit. However, should the funds be available to satisfy Mr. Erlich's loan as well as other obligations of the Company, the Company intends to satisfy all of its indebtedness in full.

15.      ACQUISITIONS/MERGERS

         DALECO'S 16/6, INC.

         As of September 3, 2004, 16/6, Inc., a wholly owned subsidiary of Daleco, was merged with and into Daleco Resources Corporation. 16/6, Inc. no longer exists as a separate entity.

16.  SUBSEQUENT EVENTS

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

         (c) On November 30, 2004, the Company entered into a Memorandum of Understanding (Sierra Kaolin(TM) Development) with Tecumseh Professional Associates, Inc. ("TPA"), which provides the terms under which TPA may become the "Site Manager" for the exploitation, production, marketing and monetization of the Company's kaolin deposits in Sierra County, New Mexico. The parties are presently negotiating the Operating License governing operations of the Company's Kaolin deposit.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                      ON SUPPLEMENTAL FINANCIAL INFORMATION


To the Board of Directors and
Stockholders of Daleco Resources Corporation


Our reports to the Board of Directors and Stockholders of Daleco Resources Corporation and subsidiaries dated January 17, 2005, relating to the consolidated basic financial statements of Daleco Resources Corporation and subsidiaries appears on page 40. Those audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The information on pages 70 through 75 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

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


                                        Vasquez & Company, LLP
                                        -------------------------
                                        Vasquez & Company, LLP
                                        Registered Accountants

January 17, 2005
Los Angles, California

DALECO RESOURCES CORPORATION
SCHEDULE V - OIL AND GAS PROPERTIES FOR THE YEAR ENDED SEPTEMBER 30, 2004
             (EXPRESSED IN THOUSANDS)
--------------------------------------------------------------------------------
                                                            YEAR ENDED
                                                           SEPTEMBER 30
                                                       2004            2003
                                                      ($000)          ($000)
                                                      -------         -------
                COST
                PROVEN LEASE ACREAGE
                BALANCE - BEGINNING OF YEAR           $ 5,430         $ 5,430
                Additions                                   0               0
                Disposal                                    0               0
                BALANCE - END OF YEAR                   5,430           5,430
                                                      -------         -------

                PROVEN UNDEVELOPED LEASE ACREAGE
                BALANCE - BEGINNING OF YEAR             1,746           1,746
                Additions                                   0               0
                Disposal                                    0               0
                BALANCE - END OF YEAR                   1,746           1,746
                                                      -------         -------

                WELL COSTS
                BALANCE BEGINNING OF YEAR               5,432           5,432
                Additions                                   0               0
                Disposal                                    0               0
                BALANCE - END OF YEAR                   5,432           5,432
                                                      -------         -------
                TOTAL COST(1)                         $12,608         $12,608


---------
1. Reflects cost of residual oil and gas assets at year end. The carrying valve of the Company's share of divested properties were written off in prior periods.

DALECO RESOURCES CORPORATION
SCHEDULE VI -  ACCUMULATED DEPLETION OF OIL AND GAS PROPERTIES
               YEARS ENDED SEPTEMBER 30, 2004 AND 2003
               (EXPRESSED IN THOUSANDS)
--------------------------------------------------------------------------------

                                                               YEAR ENDED
                                                              SEPTEMBER 30
                                                            2004        2003
                                                           ($000)      ($000)
                                                           ------      ------


       ACCUMULATED DEPRECIATION AND DEPLETION
       PROVE LEASE ACREAGE
       Balance - Beginning of Year                         $4,013      $3,465
       Charge for the Year                                    330         548
       Disposal                                                --          --
       BALANCE - END OF YEAR                                4,343       4,013
                                                           ------      ------
       PROVEN UNDEVELOPED LEASE ACREAGE
       BALANCE BEGINNING OF YEAR                              983         849
       Charge for Year                                         90         134
       Disposal                                                --          --
       BALANCE - END OF YEAR                                1,073         983
                                                           ------      ------

       WELL COSTS
       BALANCE - BEGINNING OF YEAR                          2,312       1,997
       Charge for Year                                        180         315

       Disposal                                                --          --
                                                           ------      ------
       BALANCE - END OF YEAR                                2,492       2,312
                                                           ------      ------
       TOTAL DEPRECIATION, DEPLETION AND AMORTIZATION      $7,908      $7,308

DALECO RESOURCES CORPORATION
SCHEDULE X - SUPPLEMENTARY INCOME INFORMATION AND INDIVIDUAL EXPENSE
ITEMS IN MISCELLANEOUS EXPENSE GREATER THAN $300,000
--------------------------------------------------------------------------------

This schedule has been omitted as the information is furnished in the income statement included with the consolidated financial statements.

DALECO RESOURCES CORPORATION
SUPPLEMENTAL INFORMATION (UNAUDITED)
AS AT SEPTEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------
ESTIMATED NET QUANTITIES OF PROVEN OIL AND GAS RESERVES

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

The following table shows the changes in the Company's proved oil and gas reserves for the year.

    -------------------------------------------------------------------------------------------
                                         2004                               2003
    --------------------- ------------------------------------ --------------------------------
                             CRUDE OIL           NATURAL          CRUDE OIL         NATURAL
                                AND                GAS               AND              GAS
                             CONDENSATE          (MMCF)           CONDENSATE        (MMCF)
                             (BARRELS)                            (BARRELS)
    --------------------- ----------------- ------------------ ----------------- --------------
        Proven Developed
         and Undeveloped
                Reserves
    --------------------- ----------------- ------------------ ----------------- --------------
     Balance - Beginning           330,553              2,680           641,915          3,907
                 of Year
    --------------------- ----------------- ------------------ ----------------- --------------
             Acquisition             -----              -----             -----          -----
             of Reserves
    --------------------- ----------------- ------------------ ----------------- --------------
          Disposition of             -----              -----             -----          -----
                Reserves
    --------------------- ----------------- ------------------ ----------------- --------------
             Revision of            17,994                346         (293,013)        (1,067)
      Previous Estimates
    --------------------- ----------------- ------------------ ----------------- --------------
     Production for Year          (13,905)              (124)          (17,951)          (160)
    --------------------- ----------------- ------------------ ----------------- --------------
        Balance - End of           334,642              2,902           330,553          2,680
                    Year           =======              =====           =======          =====
    --------------------- ----------------- ------------------ ----------------- --------------
        Proved Developed            49,910                709            39,248            458
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


STANDARDIZED MEASURE OF DISCOUNTED NET CASH INFLOWS AS AT SEPTEMBER 30, 2004 AND 2003.

                                                                 2004           2003
                                                              ----------      ---------
      Future cash inflows                                    $29,237,200    $22,266,600
      Future production costs                                 (7,801,500)    (5,238,000)
      Future development costs                                (5,280,500)    (5,504,900)
      Future income tax expense*                                      --             --
                                                              ----------      ---------
                                         Subtotal             16,155,200     11,523,700
      Discount factor at 10%                                   5,239,800      4,251,400
      Standardized Measure of Future Net Cash Flows           10,915,400      7,272,300
                                                              ==========      =========


* The Company presently has approximately $26.7 million of loss carry forwards. Based on these carry forwards no future taxes payable have been included in the determination of future new cash inflows. Future head office general and administrative expenses have been excluded from the cash flows.

SUMMARY OF CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS.

                                                     2004              2003
                                                 -----------        ----------
              BALANCE - BEGINNING OF YEAR         $7,272,300        $8,533,600
              Increase (decrease) in future
                net cash flows:
                  Sales for the year net of         (402,913)         (808,388)
                     related costs
                  Revisions to estimates of        4,046,013          (452,912)
                     proved reserves
              Acquisition of Reserves                     --                --
              Extensions and discoveries                  --                --
                 net of related costs:
                 Sales of reserves in place               --                --
                                                 -----------        ----------
              BALANCE - END OF YEAR              $10,915,400        $7,272,300
                                                 ===========        ==========

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

         Subsequent to Mr. Shapiro's resignation, the Company was advised that Mr. Shapiro's registration/qualification under PCAOB, as required by the Sarbanes-Oxley Act of 2002, as amended, had expired prior to his issuance of his audit letter incorporated in the Company's Annual Report on Form 10-KSB for Fiscal 2003. Therefore, the Company is required to have its new auditor conduct an audit of the Company for 2003 and 2004. Mr. Shapiro has agreed to fully cooperate with Vasquez & Company LLP in its audit of the Company for fiscal year 2003.

         The Company had no disagreements with its prior auditor, Jay J. Shapiro, and has had no disagreements with its current Registered Auditor, Vasquez & Company LLP.

         In its search for a new auditor, the Audit Committee of the Board of Directors of the Company interviewed prospective auditors and made its selection purely based on the qualifications of the candidates and their familiarity with the businesses of the Company. The Company did not seek or request from any candidate an advisory opinion regarding its presentation of the Company's financial status or presentation of the Company's financial picture.

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

         In December 2004, the FASB issued SFAS No. 123 (revised), Accounting for Stock Based Compensation, which supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implantation guidance. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions); the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. This Statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005 for small business issuers. The Company currently applies APB Opinion No. 25 in accounting for its stock based compensation (options). The Company will further study the effect of SFAS No. 123 (revised) on its financial condition, results of operation or liquidity. The Company plans to adopt this Statement using the prospective method and reviews its impact on the interim financial reporting.


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

         Under its retention letter with its new auditors, Vasquez & Company LLP will be involved in a review of the Company's reports on Form 10-QSB.

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

         None.

                                    PART III

ITEMS INCLUDED IN PART III OTHER THAN ITEMS 12 AND 14 BELOW ARE CONTAINED IN THE COMPANY'S PROXY STATEMENT AND INCORPORATED HEREIN BY REFERENCE.


ITEM 12  EXHIBITS AND REPORTS ON FORM 10-KSB

         (A) The following exhibits are filed as part of this report:

                         EXHIBIT NUMBER AND DESCRIPTION


EXHIBIT NO.         DESCRIPTION                                          LOCATION
-----------         -----------                                          --------

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
                                                                         December 30, 1997



EXHIBIT NO.         DESCRIPTION                                          LOCATION
-----------         -----------                                          --------
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



EXHIBIT NO.         DESCRIPTION                                          LOCATION
-----------         -----------                                          --------

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



EXHIBIT NO.         DESCRIPTION                                          LOCATION
-----------         -----------                                          --------

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



EXHIBIT NO.         DESCRIPTION                                          LOCATION
-----------         -----------                                          --------

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



EXHIBIT NO.         DESCRIPTION                                          LOCATION
-----------         -----------                                          --------

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


                                            DALECO RESOURCES CORPORATION


Dated:  January 29, 2005            By:      /s/ Gary J. Novinskie
                                             ----------------------------------
                                             Gary J. Novinskie, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: January 29, 2005             By:      /s/ Gary J. Novinskie
                                             ----------------------------------
                                             Gary J. Novinskie, Director,
                                             President, COO


Dated: January 29, 2005             By:      /s/ Dov Amir
                                             ----------------------------------
                                             Dov Amir, Chairman of the
                                             Board of Directors,
                                             and Chief Executive Officer


Dated: January 29, 2005             By:      /s/ H. Paul Pryor
                                             ----------------------------------
                                             H. Paul Pryor, Director


Dated: January 29, 2005             By:      /s/ Robert E. Martin
                                             ----------------------------------
                                             Robert E. Martin, Director


Dated: January 29, 2005             By:      /s/ Alfonso Knoll
                                             ----------------------------------
                                             Alfonso Knoll, Director


Dated: January 29, 2005             By:      /s/ John Gilbert
                                             ----------------------------------
                                             John Gilbert, Director

                                  CERTIFICATION


         I, Gary J. Novinskie, certify that:

         1. I have reviewed this First Amendment to the annual report on Form 10-KSB of Daleco Resources Corporation.

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

Date: January 29, 2005              /s/ Gary J. Novinskie
                                    -------------------------------------
                                    Gary J. Novinskie
                                    President and Chief Financial Officer

                                  CERTIFICATION


         I, Dov Amir, certify that:

         1. I have reviewed this First Amendment to the annual report on Form 10-KSB of Daleco Resources Corporation.

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

Date: January 29, 2005              /s/ Dov Amir
                                    -------------------------------------
                                    Dov Amir
                                    Chief Executive Officer

In connection with the Yearly Report of Daleco Resources Corporation (the "Company") on Form 10-KSB for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on January 18, 2005, as Amended by this First Amendment to the Company `s Annual report on Form 10-KSB (the "Report"), I, Gary J. Novinskie, President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                                         /s/ Gary J. Novinskie
                                    -------------------------------------
                                    Gary J. Novinskie
                                    President and Chief Financial Officer
                                    January 29, 2005

In connection with the Yearly Report of Daleco Resources Corporation (the "Company") on Form 10-KSB for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on January 18, 2005, as Amended by this First Amendment to the Company `s Annual report on Form 10-KSB (the "Report"), I, Dov Amir, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (3) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (4) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                                    /s/ Dov Amir
                                    -------------------------------------
                                    Dov Amir
                                    Chief Executive Officer
                                    January 29, 2005