Form 10QSB
period 2004-12-31
DALECO RESOURCES CORP
filed 2005-02-22
CIK 746967

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ______________

Commission File Number 0-12214

                          DALECO RESOURCES CORPORATION
              ----------------------------------------------------
              Name of small business issue as specified in Charter

                 Nevada                                      23-2860734
   ---------------------------------                   ----------------------
      (State or other jurisdiction                          (IRS Employer
   of incorporation or organization)                   Identification Number)

        120 North Church Street
    West Chester, Pennsylvania 19380                       (610) 429-1258
----------------------------------------             ---------------------------
(Address of Principal Executive Offices)             (Issuer's telephone number)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution under a plan confirmed by court.

                                                                  Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

Number of shares outstanding of the issuer's common stock as of December 31, 2004: 28,693,043
Number of shares outstanding of the issuer's Series A preferred stock as of December 31, 2004: 8,000
Number of shares outstanding of the issuer's Series B preferred stock as of December 31, 2004: 185,000

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS (Unaudited) ...................................3
          Consolidated Balance Sheets ........................................3
          Consolidated Statements Of Income (Loss) ...........................5
          Consolidated Statements Of Cash Flow ...............................6
          Statement of Shareholder's Equity ..................................8
          Notes to Consolidated Financial Statements .........................9

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS ...............................33

ITEM 3    CONTROLS AND PROCEDURES ...........................................35

PART II   OTHER INFORMATION .................................................38

ITEM 2    CHANGE IN SECURITIES ..............................................38

ITEM 3    HELLER DEBT .......................................................38

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...............41

ITEM 5    OTHER INFORMATION .................................................41

ITEM 6    Exhibits and Reports on Form 8-K ..................................42

SIGNATURES ..................................................................43

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2004 -- PREPARED BY MANAGEMENT (UNAUDITED) AND SEPTEMBER 30, 2004 (AUDITED))

                                                      DECEMBER 31,   SEPTEMBER 30,
                                                         2004            2004
                                                      (UNAUDITED)      (AUDITED)
                                                     -------------   -------------
ASSETS
CURRENT ASSETS
         Cash Accounts                               $     242,843   $     265,888
         C/Ds                                              133,120         133,120
         Account receivables                               555,337         578,597
         Prepaid Mineral Royalties S/T (note 5c)           300,297         300,297
         Other Current Assets                                4,569           4,569
                                                     -------------   -------------
                           TOTAL CURRENT ASSETS      $   1,236,166   $   1,282,471
                                                     -------------   -------------
OTHER ASSETS
         Prepaid Mineral Royalties L/T (note 5c)     $     324,270   $     294,270
         Debt Placement Costs                              878,661         869,861
         Accumulated Amortization                         (681,051)       (656,137)
                                                     -------------   -------------
                  Net Debt Placement Costs                 197,610         213,724
                                                     -------------   -------------
         Equity Placement Costs                              1,800              --
         Accumulated Amortization Equity Costs                (225)             --
                                                     -------------
                  Net Equity Placement                       1,575              --
                                                     -------------
                           TOTAL OTHER ASSETS        $     523,455   $     507,994
                                                     =============   =============
Fixed Assets
         Oil and Gas Properties (note 3)             $  12,607,950   $  12,607,950
         Accumulated DD&A                               (8,057,950)     (7,907,950)
                                                     -------------   -------------
                  Net Oil and Gas Property               4,550,000       4,700,000
         Mineral Properties (note 5)                    12,609,100      12,609,100
         Accumulated DD&A                                 (250,000)       (200,000)
                                                     -------------   -------------
                  Net Mineral Property                  12,359,100      12,409,100
         Timber Properties (note 4)                      1,028,342       1,028,342
         Accumulated DD&A                               (1,028,342)     (1,028,342)
                                                     -------------   -------------
                  Net Timber Property                           --              --
         Technology/Patent Rights (note 6)               7,767,000       7,767,000
         Accumulated DD&A                               (3,086,598)     (2,904,378)
                                                     -------------   -------------
                  Net Tech./Patent Rights                4,680,402       4,862,622
         Property, Equipment, Furniture & Fixtures         514,749         514,749
         Accum. Depr (P, E, F & F)                        (508,178)       (505,332)
                                                     -------------   -------------
                  Net (P, E, F & F)                          6,571           9,417

                           TOTAL FIXED ASSETS        $  21,596,073   $  21,981,139
                                                     =============   =============
                           TOTAL ASSETS              $  23,355,694   $  23,771,604
                                                     =============   =============

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2004 -- PREPARED BY MANAGEMENT (UNAUDITED) AND SEPTEMBER 30, 2004 (AUDITED))

                                                                   DECEMBER 31,   SEPTEMBER 30,
                                                                       2004           2004
                                                                   (UNAUDITED)      (AUDITED)
                                                                  -------------   -------------
LIABILITIES
CURRENT LIABILITIES
         Trade A/P                                                $   1,045,897   $     938,609
         Notes Payable (note 7)                                         132,543         132,543
         Note Due related Pty (note 8)                                  781,610         751,310
         HFI Financing (note 10)                                             --              --
         Loans--1st Regional (note 10)                                  100,000         100,000
         CAMI Notes                                                     514,881         514,881
         Sonata and Standard Energy Financing (notes 7 and 10)          218,333         218,334
         Accrued Interest Expense (notes 8 and 10)                      518,000         359,938
         Accrued Dividend Expense (notes 11 and 14)                   1,692,892       1,935,336
         Accrued Expense Reimbursements (notes 8)                        93,975          92,675
         Accrued Salary Expense (note 8)                                730,500         657,583
                                                                  -------------   -------------
                           TOTAL CURRENT LIABILITIES              $   5,828,722   $   5,701,209
                                                                  -------------   -------------
Long Term Liabilities
         Long Term Debt - Sonata & Lucas  (notes 7 and 10)        $     235,477   $     304,628
         Mandatory Redeemable Preferred Stock (note 7(a))               400,000         400,000
                                                                  -------------   -------------
                           TOTAL LONG TERM LIABILITIES                  635,477         704,628
                                                                  -------------   -------------
                           TOTAL LIABILITIES                      $   6,464,199   $   6,405,837
                                                                  -------------   -------------
EQUITY
         Beginning Retained Earnings                              $ (22,239,206)  $ (25,103,748)
         Current Period Income/(loss)                                  (527,145)      3,555,730
         Dividends Paid (Cash & Stock) / Accruals                       (47,276)       (691,188)
         Add. Paid in Capital (See Note 11)                          39,416,342      39,319,453
         Preferred Stock (note 11)                                        1,850           1,850
         Common Stock (note 11)                                         286,930         283,670

                           TOTAL EQUITY                           $  16,891,495   $  17,365,767
                                                                  -------------   -------------
                           TOTAL LIABILITIES AND EQUITY           $  23,355,694   $  23,771,604
                                                                  =============   =============

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS) FOR THE THREE MONTHS
ENDED DECEMBER 31, 2004 AND 2003 - PREPARED BY MANAGEMENT (UNAUDITED)

                                                         FY05             FY04
                                                      12/31/2004       12/31/2003
                                                     -------------   --------------
REVENUE
Oil and Gas Sales                                    $     294,740   $      343,660
Royalty Receipts                                            11,124            8,016
Mineral Sales                                               13,039           18,481
                                                     -------------
         Total Operating Income                      $     318,903   $      370,158
                                                     -------------   --------------
Well Management                                             41,506           16,505
Gain from debt extinguishment                                   --        5,787,687
Other income                                                24,800              863
                                                     -------------   --------------
         Total Other Income                                 66,306        5,805,055
                                                     -------------   --------------
         Total Income                                $     385,209   $    6,175,213
                                                     -------------   --------------
EXPENSES
Lease Operating Expenses--Oil and Gas                $     191,236   $      213,843
Lease Operating Expenses--Timber                                --            3,300
Lease Operating Expenses--Minerals                          15,500           59,484
Prod Tax                                                    22,831           25,139
DD&A (includes Depreciation)                               385,066          344,441
Third Party Distributions                                   10,308            8,921
                                                     -------------   --------------
         Total Property Expense                      $     624,941   $      655,128
                                                     -------------   --------------

Interest Expense                                            38,489          141,688
General and Administrative Expenses                        162,729          174,961
Legal and Professional Expenses                             56,858           75,715
Shareholder Information                                      4,198            3,197
Amortization of Debt Costs (Note 10)                        24,914               --
Amortization of Equity Cost                                    225               --
                                                     -------------   --------------
         Total Expenses                                    912,354        1,050,689
                                                     -------------   --------------
Net Income (loss), (see Note 10)                     $    (527,145)  $    5,124,523
                                                     =============   ==============
Basic/Fully Diluted Net Income (Loss)/ (based on     $       (0.02)  $ 0.18 / $0.13
weighted-average outstanding common stock of
28,441,695 and fully diluted of 37,891,274 in
FY05 and 27,829,106 weighted-average outstanding
and 37,118,685 fully diluted in FY04)(See Note 10)

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOW FOR THE THREE MONTHS
ENDED DECEMBER 31, 2004 AND 2003 - PREPARED BY MANAGEMENT (UNAUDITED))

                                                                      2004            2003
                                                                  ------------    ------------
OPERATING ACTIVITIES
Net income loss for the year                                      $   (527,145)   $  5,124,523
Items not affecting working capital:
  Depletion, depreciation, and amortization for the period             385,066         344,441
  Amortization of Debt Costs                                            24,914               0
  Amortization of Equity Costs                                             225               0
  Net Gain on Forgiveness of Debt                                           --      (5,787,687)
                                                                  ------------    ------------
    Sub Total :                                                   $    410,205    $ (5,443,246)
                                                                  ------------    ------------
Items affecting working capital:
  (Increase)/Decrease in Other Assets                             $     (9,275)   $   (285,046)
  (Increase)/Decrease in pre-paid royalties                            (30,000)        (30,000)
  (Increase)/Decrease in account receivables                            32,260         (97,191)
  Increase/(Decrease) in Trade Payables                                107,288         846,311
  Increase/(Decrease) in other Accrued Expenses                         74,214          81,855
  Gain/(loss) on Sale of Properties                                     15,160               0
    Sub Total:                                                    $    189,647    $    515,929
                                                                  ------------    ------------
CASH USED BY OPERATING ACTIVITIES                                 $     72,707    $    197,206
                                                                  ------------    ------------
INVESTING ACTIVITIES
(Increase)/Decrease in subsidiary/other investments               $      8,000    $          0
Leasing, Acquisition and Well Costs Incurred                          (180,143)              0
                                                                  ------------    ------------
CASH PROVIDED FROM/(USED FOR) INVESTING ACTIVITIES                $   (172,143)   $          0
                                                                  ------------    ------------
FINANCING ACTIVITIES
Increase/(decrease) in Notes due Related Parties (Note 8)         $     30,300    $          0
Increase/(decrease) in accrued interest                                158,062      (1,527,115)
Increase/(decrease) Sonata Note Due                                    (69,152)        631,702
Increase/(decrease) in accrued Dividends (Notes 11 and 14)            (242,446)        234,317
Dividends Paid (Note 11)                                                     0               0
Proceeds of Equity Issuance                                            199,627         260,162
Proceeds of Long Term Debt                                                   0          43,000
                                                                  ------------    ------------
CASH PROVIDED FROM FINANCING ACTIVITIES                           $     76,391    $   (357,934)
                                                                  ------------    ------------
NET INCREASE/(DECREASE) IN CASH FOR PERIOD                        $    (23,045)   $   (160,728)
                                                                  ============    ============

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOW FOR THE THREE MONTHS
ENDED DECEMBER 31, 2004 AND 2003 - PREPARED BY MANAGEMENT (UNAUDITED)

                                                         2004          2003
                                                      -----------   -----------
DECREASE IN CASH AND CASH EQUIVALENTS                 $   (23,045)  $  (160,728)
Cash and Cash Equivalents - Beginning of Period       $   399,008   $   564,988
Cash and Cash Equivalents - End of Period Cash        $   375,963   $   404,260

Supplemental Information:

INCOME TAXES PAID                                     $         0   $         0
INTEREST PAID IN PERIOD                               $    11,096   $     1,141


SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS

Issuance of common stock for services                 $    74,827   $         0
CONVERSION FROM PREFERRED TO COMMON SHARE             $         0   $ 1,250,000

Conversion of debt to common shares                   $    34,800   $         0

Dividends paid on preferred stock with common share   $         0   $   691,188

Issuance of common stock under Private Placement      $    90,000        25,760


             ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
STATEMENT OF SHAREHOLDER'S EQUITY
ENDED DECEMBER 31, 2004 AND 2003 - PREPARED BY MANAGEMENT (UNAUDITED)

                                                    12/31/2004      12/31/2003
                                                  -------------   -------------
COMMON STOCK OUTSTANDING
       Shares
               Beginning of Period                   28,367,043      26,284,856
               Issued                                   326,000       2,023,119
               Cancelled                                      0               0
               End of Period                         28,693,043      28,307,975
       VALUE AT PAR ($0.01/SHARE)                 $     283,670   $     262,849

PREFERRED STOCK OUTSTANDING

       Shares Class "A"
               Beginning of Period                            0               0
               Presented as Debt                              0               0
               End of Period                                  0               0
       VALUE AT PAR ($0.01/SHARE)                 $           0   $           0

       Shares Class "B"
               Beginning of Period                      185,000         310,000
               Issued                                         0               0
               Converted to Common                            0        (125,000)
               Cancelled                                      0               0
               End of Period                            185,000         185,000
       VALUE AT PAR ($0.01/SHARE)                 $       1,850   $       1,850

ADDITIONAL PAID IN CAPITAL
               Beginning of Period                $  39,319,453   $  38,722,010
               Equity Issuance Other                     96,889         885,949
               Excess of Redemption Amount                    0        (399,920)
               End of Period                      $  39,416,342   $  39,061,476

ACCUMULATED RETAINED
EARNINGS/(DEFICIT)
               Beginning of Period                $ (22,239,204)  $ (25,103,748)
               Income/(Loss) for Period                (527,145)      5,124,523
               Dividends                                (47,276)       (691,188)
               End of period                      $ (22,813,625)  $ (20,704,413)

EQUITY
               Beginning of Period                $  17,365,767   $  13,884,291
               End of Period                      $  16,891,495   $  18,676,073

               Change in Equity for Period        $    (474,272)  $   4,791,782

             ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2004 AND 2003 - PREPARED BY MANAGEMENT (UNAUDITED))

1.      CONTINUED OPERATIONS

        The financial statements have been prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. As of September 30, 2004, the Company reported a gain of $ 3,555,730 (including the gain from forgiveness of debt of $5,787,687). The Company incurred a loss of $527,145 for the three-months ended December 31, 2004. The ability of the Company to meet its total liabilities of $6,232,683 as of December 31, 2004, and to continue as a going concern is dependent upon the availability of future funding, achieving profitable timber operations and successful development of its acquired mineral assets. On
July 24, 2002 ("Closing Date"), the Company entered into a $10,000,000 Equity Line of Credit Agreement with Cornell Capital Partners, L.P. ("CCP"). As part of the transaction, the Company issued to CCP a two-year convertible debenture in a face amount of $300,000. The debenture was convertible into common stock at a price equal to the lessor of 120% of the final bid price on the Closing Date or 80% of the average lowest three closing bid prices as reported by Bloomberg of the Company's common stock for the five trading days immediately preceding the date of the conversion. The equity line provides for the Company to draw down $75,000 per week over a three-year period. The Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission, which became effective on November 7, 2002. Commencing in November 2002 and concluding in January 2003, CCP converted the entire Debenture in 5,027,881 shares of common stock at an average price per share of $0.117 when including all other fees and costs associated with the issuance of the debentures and $0.06 if just the conversion price without including other fees and costs.

        The Company will continue to research and entertain project specific funding commitments and other capital funding alternatives if and as they become available.

        As of September 30, 2004, the Company and certain of its subsidiaries were in default of certain debt obligations (See Notes 7, 8 and 10(a) below). The holders of these instruments are working with the Company to achieve the ultimate extinguishment of the obligations.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        A.      USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED DECEMBER 31, 2004 AND 2003 - PREPARED BY MANAGEMENT (UNAUDITED)

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

        Effective August 2001, the Company began assessing the impairment of capitalized costs of proved oil and gas properties and other long-lived assets in

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED DECEMBER 31, 2004 AND 2003 - PREPARED BY MANAGEMENT (UNAUDITED)

accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Under this method, the Company generally assesses its oil and gas properties on a field-by-field basis utilizing its current estimate of future revenues and operating expenses. In the event net un-discounted cash flow is less than the carrying value, an impairment loss is recorded based on estimated fair value, which would consider discounted future net cash flows. SFAS 144 did not have any impact on the Company's change in method of assessing impairment of oil and gas properties and other long-lived assets including $20,000,000 in mineral properties.

        D.      SITE RESTORATION, DISMANTLEMENT AND ABANDONMENT COSTS

        The salvage value of the Company's producing wells or mining deposits are expected to exceed the cost of site restoration and abandonment. As a result, no such costs are accrued in these financial statements. The Company has not accrued any costs associated with the potential abandonment and restoration of mineral extraction mine sites to date. Since, to date, all mining and exploration of the Company's mineral deposits is conducted by contract mining companies, the Company has not accrued any specific mine restoration costs. As the mining activity increase, the Company may accrue site restoration costs as appropriate.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED DECEMBER 31, 2004 AND 2003 - PREPARED BY MANAGEMENT (UNAUDITED)

        H.      DEBT ISSUE COSTS

        Debt issue costs, represent those costs associated with the initial Heller Financial, Inc. loan and its restructuring and conversion to the Sonata
Note in Fiscal 2004 (see Note 10(a)). The debt issuance costs associated with the original Heller Loan were fully amortized as of March 31, 2002. In conjunction with Sonata Investment Company, Ltd.'s acquisition of the Heller Loan and the negotiation of an Amended and Restated Loan Agreement, the Company booked additional debt issuance costs of $285,046 as reported in the first quarter of fiscal year 2004. These costs are being amortized over a three (3) year period. As of December 31, 2004, the un-amortized debt issuance costs on the Company's books amounted to $197,610.

        I.      CASH AND CASH EQUIVALENTS

        Cash and cash equivalents include cash and investments with original maturities of three months or less.

        J.      STOCK-BASED COMPENSATION

        The Company accounts for stock-based compensation in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, which establishes a fair value method of accounting for stock-based compensation awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to apply the provisions of Accounting Principle Board (APB) Opinion No. 25 and provide pro forma net income disclosures for stock option grants made in future years as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide disclosure provisions of SFAS No. 123 for its issued stock options.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED DECEMBER 31, 2004 AND 2003 - PREPARED BY MANAGEMENT (UNAUDITED)

3.      OIL AND GAS AND EQUIPMENT

                                                           2004           2003
                                                       ------------   ------------
Proven lease acreage costs                             $  5,429,995   $  5,429,995

Proven undeveloped lease acreage costs                    1,745,810      1,745,810

Well costs                                                5,432,145      5,432,145
                                                       ------------   ------------
                                                       $ 12,607,950   $ 12,607,950

Accumulated depletion, depreciation and amortization      8,057,950      7,457,950
                                                       ------------   ------------
                                                       $  4,550,000   $  5,150,000
                                                       ============   ============

(A)     SALE OF OIL AND GAS PROPERTIES

        On September 28, 2001, but effective January 1, 2001, the Company's sponsored partnership, Developing Energy Partners I, L.P. sold all of its wells in Pennsylvania and West Virginia for $3,250,000, of which $2,234,722 was received at closing and $1,015,278 was attributed to production revenues collected between January 1, 2001 and September 28, 2001.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED DECEMBER 31, 2004 AND 2003 - PREPARED BY MANAGEMENT (UNAUDITED)

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

5.      MINERAL PROPERTIES

A. CLEAN AGE MINERALS INCORPORATED. In September 2000, the Company acquired Clean Age Minerals Incorporated ("CAMI") by way of merger with the Company's wholly-owned subsidiary, Strategic Minerals, Inc. CAMI has three (3) subsidiaries, CA Properties, Inc., Matrix-Loc, Inc. and Lone Star Minerals, Inc. (collectively "CAP").

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

        B.      MINERALS AND EQUIPMENT

                                                        2004           2003
                                                    ------------   ------------
        Proven undeveloped lease costs              $ 12,609,100   $ 12,609,100
        Mine development costs                                --             --
        Accumulated depletion and depreciation (1)      (250,000)      (100,000)
                                                    ------------   ------------
                                                    $ 12,359,100   $ 12,509,100
                                                    ------------   ------------


        (1) The Company has begun to amortize its mineral properties at a nominal amortization rate of $100,000 per year subject to higher adjustments per year as production increases. The Company is utilizing a modified unit of production basis in determining its amortization rates for its mineral properties.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED DECEMBER 31, 2004 AND 2003 - PREPARED BY MANAGEMENT (UNAUDITED)

        C.      PREPAID ROYALTIES.
        The Company receives a credit in the nature of "prepaid royalties" for rents paid on the Marfa Zeolite Lease, Presidio County, Texas, and a portion of the New Mexico Oro Grande Limestone Lease in Cibola County, New Mexico. During Fiscal Year 2004 the Company conducted mining activities on its kaolin deposits in Sierra County, New Mexico for the purpose of testing the minerals and producing samples for sales. The Company commenced production of its New Mexico calcium carbonate properties in Fiscal Year 2004. It anticipates the commencement of the commercial production of its kaolin deposits in Fiscal Year 2005, and has commenced production of its zeolite deposit in the first quarter of Fiscal Year 2005. The Company did make limited sales of its CA Series products in Fiscal Year 2003 primarily for testing to confirm their suitability for certain applications. The Company began the commercial sales of one of its CA Series Products under the trade name "ReNuGen" in the first quarter of 2004. Testing of the Company's Kaolin was commenced in December 2002 to confirm its properties in various applications in the paper, paint and coating industries. A portion of the Prepaid royalties ($324,270) attributable to the Calcium Carbonate and Zeolite deposits that are not anticipated to be fully recovered in Fiscal Year 2005, are carried as Long Term Assets. The remainder of the prepaid royalties ($300,297) are anticipated to be fully used in Fiscal Year 2005 and are listed as Current Assets.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED DECEMBER 31, 2004 AND 2003 - PREPARED BY MANAGEMENT (UNAUDITED)

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

b. During fiscal 1998, the Company borrowed $145,000 from four (4) persons. The debt was evidenced by Notes that matured on November 21, 1998. The Notes earned interest at 2% over the prime rate charged by the Huntingdon National Bank of Columbus, Ohio, through the maturity date, and 18% thereafter. The Note holders were also given warrants. (See Note 11(b)-- Warrants). $75,000 in principal amount plus accrued interest due to Sonata Investment Company, Ltd., one of the Noteholders, ("Sonata") was paid to Sonata on November 30, 2001. On June 7, 2002, another noteholder converted his Note in the amount of $20,000, plus accrued and unpaid interest of $13,528.17, into 49,818 shares of common stock. The debt was converted at a price of $.673 per share, which represented the average of the bid and closing prices for the five-day period prior to the conversion. Presently, only two of the 4 Notes each in the face amount of $25,000, of the original $145,000 remain outstanding. On August 1, 2001, the Company borrowed $42,000 from Standard Energy Company. This loan earned interest at 2% per annum. The Standard Energy Company loan was satisfied on November 30, 2001.

c. Pursuant to Paragraph 5.1 of the Agreement and Plan of Merger by and among Clean Age Minerals Incorporated ("CAMI") and Strategic Minerals, Inc. ("SMI") and the Company dated September 19, 2000, obligations of CAMI to certain officers, directors and third parties were to have been satisfied by SMI or the Company within one (1) year of the merger. The indebtedness totaled (including the Martin Debt as defined in Note 8(b) below) $514,881 and was evidenced by Notes dated September 19, 2000. The Notes were due and payable on or before

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED DECEMBER 31, 2004 AND 2003 - PREPARED BY MANAGEMENT (UNAUDITED)

        September 18, 2001 and provide for interest at the rate of 8% per annum. These Notes remain outstanding. As of December 31, 2004, the total amount payable on these notes is $689,941 representing principal of $514,881 and accrued but unpaid interest of $175,060.

d. On or about September 1, 2004, the Company's wholly-owned subsidiary, CA Properties, Inc. borrowed $40,000 from Herbert L. Lucas, an individual and former director of Clean Age Minerals, Inc. Mr. Lucas is owed additional sums from the Company's acquisition of Clean Age Minerals, Inc. in September 2000 (See Note 8(b) below). The note is due on or before August 31, 2006 and earns interest at the Prime Rate of interest charged from time to time by PNC National Bank, Philadelphia, Pennsylvania, plus three percent (3%). Payments of principal were to have commenced on October 1, 2004 in 24 equal installments plus accrued and unpaid interest through the date of payment. In consideration for making the Loan, Mr. Lucas was granted Warrants for 20,000 shares of common stock. The exercise price of the Warrants is $0.44 per share. The warrants expire on August 31, 2006.

        As of December 31, 2004, $20,000 of total amount owed to Mr. Lucas is classified as long-term debt. The total amount payable on this note is $41,000 representing principal of $40,000 and accrued but unpaid interest of $1,000.

8.      DUE TO RELATED PARTIES

(a)     Due to Amir

        Mr. Amir has entered into four (4) Notes with the Company as follows:

        (1) Note dated October 1, 1995, bearing interest at the rate of prime plus 3 percent in the principal amount of $91,062. This amount remains outstanding as of December 31, 2004.

        (2) Note dated October 1, 1995 bearing interest at the rate of 7% as a result of various subsequent advances to the Company the principal amount as of December 31, 2004 is $528,548.

        (3) Note dated July 20, 1998 in the face amount of $25,000 (See Note 7(b)) bearing interest at the rate of 2% over the prime rate charged by the Huntingdon National Bank of Columbus, Ohio, through the maturity date, November 21, 1998 and 18% thereafter.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED DECEMBER 31, 2004 AND 2003 - PREPARED BY MANAGEMENT (UNAUDITED)

        (4) Note dated June 17, 2002 bearing interest at the rate of 7% in the principal amount of $137,000.

        As of December 31, 2004, the outstanding principal and accrued but unpaid interest on the obligations listed under numbers 1 through 4 to Mr. Amir amounted to $919,273.

        Mr. Amir was also entitled to a cash payment of $25,000 under his Key Man Contract on June 30, 2002. This bonus has not been paid (See Note 13(b)).

        Prior to conversion of his Series A Preferred Stock into common stock, Mr. Amir was entitled to have received dividends in the amount of $91,551 of which $59,338 remains outstanding (See Note 7(a)).

        As of December 31, 2004, the Company owed Mr. Amir $29,692 in un-reimbursed business expenses and $183,336 in accrued but unpaid salary.

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

        As of December 31, 2004, the Company was indebted to Mr. Amir in the aggregate amount of $1,216,648.

(b) By virtue of the merger of Clean Age Minerals Incorporated ("CAMI") with Strategic Minerals, Inc. on September 19, 2000, Strategic Minerals, Inc. assumed the obligation of CAMI to Mr. Robert E. Martin in the amount of $134,811 ("Martin Debt"). The Martin Debt was to have been satisfied on or before September 18, 2001 but was not and remains outstanding. As of December 31, 2004, the Martin Debt amounts to $180,551 representing $134,811 in principal and $45,740 in accrued but unpaid interest. The Martin Debt is evidenced by a Note providing for an annual rate of interest of 8%. These amounts are included in the amounts shown for the Company's obligation to the former officers and directors of Clean Age Minerals Incorporated. (See Note 7(c)). As of December 31, 2004, the Company owed Mr. Martin $212,501 in salary and $22,764 in unpaid

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED DECEMBER 31, 2004 AND 2003 - PREPARED BY MANAGEMENT (UNAUDITED)

        reimbursable business expenses. As of December 31, 2004, the Company was indebted to Mr. Martin in the aggregate amount of $415,816.

(c) Novinskie Debt. Under the terms of Mr. Novinskie's employment agreement (See Note 13(b)), Mr. Novinskie was to have received a cash bonus of $25,000 as of September 30, 2002. This bonus was not paid. As of December 31, 2004, the Company owed Mr. Novinskie $40,768 in un-reimbursed expenses and $183,336 in salary and $25,000 in bonuses (as discussed previously).

        Mr. Novinskie converted $10,000 of indebtedness into 71,942 shares of Common Stock as of December 3, 2002. The conversion was at the average of the closing bid and asking price for the Common Stock for the five trading days prior to the date of conversion. As of December 31, 2004, the Company was indebted to Mr. Novinskie in the aggregate amount of $249,104.

9.      DEBENTURE

                                              2004       2003
                                            --------   --------
                8% Convertible Debentures   $      0   $ 30,000
                                            --------   --------

        On September 11, 1996, the Company issued $1,310,000 worth of 8% convertible debentures with interest payable in stock only and accruing until conversion or redemptions after the term of two years. The placement agent's fees were 10% of the gross proceeds and 12,111 warrants at $10.07 expiring November 16, 2001. The debentures may be converted after a holding period of 45 days after closing at the lessor of: (1) the fixed conversion price ($10.17), or (2) 75% of the average closing bid price for the five trading days immediately preceding the date of conversion. As of December 31, 2004, $1,310,000 of the 8% debentures and its accrued interest had been converted into 990,963 common shares.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED DECEMBER 31, 2004 AND 2003 - PREPARED BY MANAGEMENT (UNAUDITED)

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED DECEMBER 31, 2004 AND 2003 - PREPARED BY MANAGEMENT (UNAUDITED)

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED DECEMBER 31, 2004 AND 2003 - PREPARED BY MANAGEMENT (UNAUDITED)

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

                The transaction resulted in a net benefit amounting to $5,787,687.

                As a result of the benefit resulting from Sonata's acquisition of the Heller Loan as set forth above, the "Earnings Per Share Calculations" recorded in the Company's first fiscal quarter of 2004 and at 9/30/04 are as follows:

                                                            1st Fiscal        Fiscal
                                                             Quarter         Year End
                                                             12/31/03        9/30/04
                                                           ------------    ------------
        Net loss (before gain on debt forgiveness)         $   (663,164)   $ (2,231,957)
        Basic and Fully Diluted Income (loss)/Share,       $       (.02)   $       (.08)
        (calculated on 28,307,975 shares outstanding)

        Net Gain on debt forgiveness                       $  5,787,687    $  5,787,687

        Net Gain (Loss)/share, Basic and fully Diluted     $ 0.20/$0.15    $ 0.20/$0.15

        Net income (including gain on debt forgiveness)    $  5,124,523       3,555,730
        Basic and Fully Diluted Income (loss)/Share          0.18/$0.13    $ 0.13/$0.09
        (calculated on 27,829,106 weighted average
        shares outstanding, Basic & 39,327,554 shares,
        Fully Diluted at 12/31/03 and 28,206,666
        weighted shares outstanding, Basic & 37,816,622
        shares, Fully Diluted Basis at 9/30/04)

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED DECEMBER 31, 2004 AND 2003 - PREPARED BY MANAGEMENT (UNAUDITED)

                As of December 31, 2004, amount owed to Sonata under the above Loan Agreement is $433,810, of which $215,477 is classified as long-term debt

        FIRST REGIONAL BANK

        In September 1998, the Company assumed a $100,000 loan with First Regional Bank when it acquired Haly Corporation. Interest is at 6.9% and the loan matures December 12, 2004. The loan is secured by the personal assets of Dov Amir an officer and Director of the Company.

11.     CAPITAL STOCK

                                                                                       NUMBER OF
                                                                                        SERIES B
                                                               NUMBER OF SERIES        PREFERRED
                                          NUMBER OF COMMON       A PREFERRED           SHARES PAR
                                         SHARES, PAR VALUE     SHARES PAR VALUE       VALUE $0.01
                                           $0.01 PER SHARE    $0.01 PER SHARE(1)      PER SHARE (1)
                                         ------------------   ------------------   ------------------
Balance as of December 31, 2003                  28,307,975                8,000              185,000
Issuance on payment of obligations                   29,427
To R.A. Lenser & Associates (2)
Issuance on payment of obligations                   20,000
To Murphy Communications, Inc. (2)
Issued on Conversion of Debentures                    9,641
Issuance on payment of obligations                   20,000
To W. Smith (5)
Issuance under Regulation-D Private                 306,000
Placement (4)

Ending Balance as of December 31, 2004           28,693,043                8,000              185,000
                                         ------------------   ------------------   ------------------

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED DECEMBER 31, 2004 AND 2003 - PREPARED BY MANAGEMENT (UNAUDITED)

    of New Daleco provide for authorized capital stock of 50,000,000 shares of common stock, par value $0.01 and 20,000,000 shares of preferred stock, par value $0.01.

    The Company issued 29,427 shares of common stock to RA Lenser & Associates in consideration and payment of its consulting activities on behalf of the Company. The Company issued 20,000 shares of common stock to Murphy Communications in consideration of its undertaking and assisting the Company with shareholder relations and communications.

(3) The Company issued 9,641 shares of Common stock to the remaining holders of its 8% Debenture under the Debenture's required redemption terms.

(4) On December 13, 2004, the Company sold 300,000 shares of common stock to three individuals pursuant to a private placement under Section 506 of Regulation D, promulgated under the Securities Act of 1933, as amended. The price per share was $0.30. The proceeds of the sale were used to cover the costs of the Company's audit for fiscal 2004, and re-audit of fiscal year 2003. In addition to the legal fees associated with the offering, 6,000 were issued to the selling broker as consideration for its selling commission.

(5) On December 1, 2004, the Company issued 20,000 shares to William Smith in consideration and compensation for his work in promoting the Company's patented product marketed under the Trademark ReNuGen(TM). The shares were registered utilizing Form S-8. (See the Company's Form 8-K dated December 1,
    2004).

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED DECEMBER 31, 2004 AND 2003 - PREPARED BY MANAGEMENT (UNAUDITED)

The Company granted the following options / warrants to purchase common stock as of December 31, 2004.

                                                                     Weighted
                                                      Number of       Average
                                                      Options /      Price per
                                                      Warrants         Share
                                                    ------------   ------------
OPTIONS / WARRANTS OUTSTANDING - DECEMBER 31, 2003     8,689,579   $       0.96

Employee Stock Option
Granted                                                  400,000   $       0.85
Expired                                                       --             --
Exercised                                                     --             --
Cancelled                                                     --             --

Stockholder Warrants
Granted                                                  520,000   $       0.77
Expired                                                       --             --
Exercised                                                     --             --
Cancelled                                             (2,240,000)  $       2.42

OPTIONS / WARRANTS OUTSTANDING - DECEMBER 31, 2004     7,369,579   $       0.53

STOCK BASED COMPENSATION

In March 2004, the shareholders of the Company approved the Independent Director's Incentive Stock Option Plan. Two Directors, Messrs. Pryor and Lord Gilbert qualified for option awards under the plan during fiscal 2004. Each of these Directors received option for 200,000 common shares at an exercise price equal to $0.85 per share. These option rights vest over a three-year period (but only while the recipient is a Director), 100,000 shares in the first year, and 50,000 shares in each of years two and three. The options expire five (5) years after issuance.

Of the 5,900,000 options outstanding, 4,781,300 are held by current officers, directors and employees of the Company. The exercise price for the options held by insiders range from $0.25 per share to $1.08 per share.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED DECEMBER 31, 2004 AND 2003 - PREPARED BY MANAGEMENT (UNAUDITED)

All stock options issued to employees have an exercise price not less than the fair value of the Company's common stock on the date of grant, and in accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. Had the Company determined compensation cost based on the fair value of the stock option on their dates of grant pursuant to SFAS 123, the Company's net income (loss) and earnings (loss) per share would have changed to the pro forma amounts presented below:

                                          For the three-months
                                           ended December 31
                                      ---------------------------
                                          2004           2003
                                      ------------   ------------
Net income (loss) (as reported)       $   (527,145)  $  5,124,523

Stock based employee
 compensation expense determined
 under fair value based method for
 all awards                               (157,529)      (148,605)

Pro forma net income (loss)           $   (684,674)  $  4,975,918
                                      ============   ============
Per Share
        As reported                   $      (0.02)  $ 0.18/$0.13
        Pro forma                     $      (0.03)  $ 0.18/$0.13

There were no options granted during the first quarter ended December 31, 2004.

The fair value of the options granted during the first quarter ended
December 31, 2003 was estimated using the Black-Scholes option-pricing model with the following assumptions: risk free interest rates between 3.14%, expected life of five (5) years and expected volatility between 102%. The weighted average fair value of the options granted during this quarter was approximately $ 270,000.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED DECEMBER 31, 2004 AND 2003 - PREPARED BY MANAGEMENT (UNAUDITED)

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

(2)     FINANCING SOURCES

On July 21, 1998, a total of 263,638 warrants expiring on November 20, 2003 were granted to four persons who loaned the Company a total of $145,000 in July 1998. (See Note 7b). The expiration date for these warrants was extended from November 20, 2003 to November 20, 2005 in Fiscal Year 2000. The warrants may be exercised at any time before the expiration date at an exercise price of $0.55

On November 28, 2001, a total of 435,941 warrants to purchase common stock were granted to Sonata Investment Ltd. (warrants for 395,273 shares of common stock ("Sonata Warrant")) and Standard Energy (warrants for 40, 668 shares of common stock ("Standard Warrant")) as consideration for entering into the Loan Conversion Agreement dated August 1, 2001. The Loan Conversion Agreement extended the date by which the Company had to satisfy its obligations to both Sonata Investment Company, Ltd. ("Sonata") (See Note 10(b)) and Standard Energy Company ("Standard") and granted both Sonata and Standard the right to convert the debt into common stock of the Company at such time as the Company advised Sonata and Standard of its intent to satisfy the Company's obligations to one or both entities. Sonata and Standard are affiliated entities. The exercise price was fixed at $1.05. The Sonata and Standard Warrants were to have expired
August 1, 2002. However, the Company agreed to extend the termination date of the Sonata and Standard Warrants until July 31, 2004 in exchange for Sonata's relinquishing its twenty percent (20%) interest in the net profits of

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED DECEMBER 31, 2004 AND 2003 - PREPARED BY MANAGEMENT (UNAUDITED)

the Company's subsidiary Sustainable Forest Industries, Inc. (See Note 10(b)). As additional consideration for the acquisition of the Heller Loan, the expiration date for the Sonata and Standard Warrants was extended until December 31, 2007. 250,000 warrants were also issued to Sonata Investment Company as additional consideration for acquisition of the Heller Loan at an exercise price of $.906 per share with an expiration date of December 31, 2007 (See Note 10(a)).

On September 1, 2004, the Company granted to Herbert L. Lucas warrants for 20,000 shares of common stock with an exercise price of $.44 per share. The warrants expire on August 31, 2006. The Warrants were given in consideration for Mr. Lucas having made a loan of $40,000 to the Company's wholly-owned subsidiary, CA Properties, Inc. (See Note 7(d) above.)

(3)     TERRA SILEX WARRANT

Under a Stock Purchase Agreement dated September 11, 2001 by and among the Company and Terra Silex Holding, LLC, Terra Silex was granted a warrant for 250,000 shares ("Terra Silex Warrant") at an exercise price of $1.25 The Terra Silex Warrant expires on December 31, 2006.

(4)     SMITH WARRANTS

On September 1, 2004, the Company granted Mr. William Smith, a recognized expert in sewage treatment facilities and the processing of municipal waste, warrants for 250,000 shares of common stock at an exercise price of $.65 per share. The warrants granted to Mr. Smith expire on August 31, 2007. They were issued to Mr. Smith in consideration for his assistance and expertise in the marketing and development of the Company's potential product ReNuGen(TM) used in sewage waste facilities.

(5)     CONLEY & ANTHONY WARRANTS

On February 27, 2003, warrants for 300,000 shares of Stock at a price of $0.13 per share were granted to each of Mr. Robert Conley and Mr. Bob Anthony in consideration for their consultation and individual expertise in regard to product development and application market identification with regard to the Company's potential Sierra Kaolin(TM) and Zeolite products respectively.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED DECEMBER 31, 2004 AND 2003 - PREPARED BY MANAGEMENT (UNAUDITED)

NET INCOME PER SHARE

Net income per share (primary basis) was calculated on the primary basis of the weighted average number of common shares outstanding which amounted to 28,441,695 (fully diluted 37,891,274) for the period ended December 31, 2004 (2003 -- 27,829,106 outstanding and 37,118,685 fully diluted). For the periods ended December 31, 2004 and 2003, the exercise of the options and warrants outstanding as at year- end did not have a dilutive effect on the net income per share.

PAYMENT OF ACCRUED DIVIDENDS

There were no cash dividend payments on either Series of Preferred Stock made during the period December 31, 2003 to December 31, 2004. See also Note 14(b), regarding payment of accrued dividends on the Series A Preferred Stock held by the Kanes through December 31, 2004.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED DECEMBER 31, 2004 AND 2003 - PREPARED BY MANAGEMENT (UNAUDITED)

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

        Mr. Amir satisfied his obligation under his guaranty to purchase one-half or 8,000 shares from the Plaintiffs. The Company entered into Stipulation for the Entry of Final Judgment and Judgment thereon as to Daleco Resources Corporation, pursuant to which the Company shall have until August 1, 2001 in which to redeem the remaining 8,000 shares for $400,000 plus accrued interest through the date of settlement at a rate of ten percent (10%) per annum. The Kanes have been granting the Company an extension of the August 1, 2001 date on a month-to-month basis. On December 7, 2001, the Company paid the Kanes $90,000 representing all accrued and unpaid dividends on the Series A Preferred Stock through December 31, 2001. The Company has paid all dividends due and payable to the Kanes for periods through the fiscal quarter ended March 31, 2003. Payments for the quarters ended June 30, 2003 through December 31, 2004 are still outstanding. As of December 31, 2004, total unpaid dividends are approximately $100,000.

        Mr. Erlich has filed a Cross Complaint against the Company for payment of his obligation under his guarantee.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED DECEMBER 31, 2004 AND 2003 - PREPARED BY MANAGEMENT (UNAUDITED)

        On January 12, 2005, the Kanes initiated action to force the total payment of all sums due. The Kanes were seeking to recover payment on the outstanding obligation of Daleco to them pursuant to their Judgment dated September 18, 2000 ("Writ"). As of the date of its Writ, the Kanes were owed $400,000 in principal obligation plus $231,148.69 in dividends, interest and attorney's fees. The Company has agreed in principal with the Kanes to either satisfy the obligation in full by May 1, 2005 or to commence payments of $75,000 per week until the entire obligation plus all accrued interest is paid in full. If not extinguished by other means, this obligation may require the Company to utilize its Equity Line of Credit.

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

15.     ACQUISITIONS/MERGERS

        DALECO'S 16/6, INC.

        As of September 3, 2004, 16/6, Inc., a wholly-owned subsidiary of Daleco, was merged with and into Daleco Resources Corporation. 16/6, Inc. no longer exists as a separate entity.

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

        (b) On November 30, 2004, the Company entered into a Memorandum of Understanding (Sierra Kaolin(TM) Development) with Tecumseh Professional Associates, Inc. ("TPA"), which provides the terms under which TPA may become

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED DECEMBER 31, 2004 AND 2003 - PREPARED BY MANAGEMENT (UNAUDITED)

the "Site Manager" for the exploitation, production, marketing and monetization of the Company's kaolin deposits in Sierra County, New Mexico. The parties are presently negotiating the Operating License governing operations of the Company's Kaolin deposit.

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

        The first fiscal quarter ended December 31, 2004 marked several key milestones in the Company's efforts to monetize it asset base. These events included the finalization of the Purchase and Sales Agreement with Ostara Corporation, f/d/b/a PSNet Communications, Inc. covering the information technology assets held by the Company and the execution of the various documents with Tecumseh Professional Associates covering the development of the Kaolin deposit controlled by the Company's wholly-owned subsidiary Clean Age Minerals, Inc. The financial impact of these transactions will be seen in subsequent quarters.

        During the quarter ended December 31, 2004, the Company's primary source of revenues continued to be its oil and natural gas production operations. These types of operations are influenced by a variety of factors which are beyond the control of management, such as the variability of the demand for and the pricing of crude oil and natural gas within the Company's operating areas as well as the demand and pricing, both domestically or internationally, for the Company's timber and industrial minerals. The segment's performance as measured by operating cash flows improved from the prior year period primarily due to the continuation of favorable oil and gas prices. The financial performance of the segment was negatively impacted by higher well servicing costs and decreased production levels from the Company's managed properties.

        During the quarter, the Company entered into a Memorandum of Understanding with Tecumseh Professional Associates, Inc. ("TPA") for the operation of its Sierra Kaolin(TM) properties in Sierra County, New Mexico. (See the Company's Form 8-K dated December 3, 2004) Under this Agreement, TPA will bear all costs for the first year of operations of the Sierra Kaolin(TM) with all costs and profits thereafter split 65% to TPA and 35% to the Company.

        Subsequent to the period's end, the Company expanded its relationship with TPA to include a Development and Operating Agreement covering Its Calcium Carbonate holdings in Cibola County, New Mexico. Under this agreement, TPA will be responsible to ensure the annual production quotas required under the Company's lease. In the interim the Company has been selling its Calcium Carbonate for use as ground cover under the trade name, Oro Grande Gold(TM), and has continued its efforts to test market its crushed stone as road bases and for use in coal fired power plants.

        In December 2004, the Company finalized the sales of its information technology holding (16/6, Inc.) to PSNet Communications, Inc. (P.K.A. Data Base Control Systems Inc) ("PSNet"). On January 13, 2005, PSNet was acquired, subject to its existing obligations, by Ostara Corporation ("Ostara"). Under the Agreement with Ostara, the Company will receive 3,000,000 shares of Ostara common stock and warrants to acquire an additional 15,000,000 share of Ostara common stock (hereafter the common stock and warrants of Ostara are sometimes collectively referred to as the "Ostara Securities"). The Ostara common stock to be received and the Ostara common stock to be received upon execution of an Ostara warrant will either be included in a registration statement to be filed by Ostara with the Securities and Exchange Commission or other freely trading stock held by Ostara. Upon receipt of the Ostara Securities, the Company's plan is to distribute approximately 2,000,000 "Units" of the Ostara Securities consisting of one (1) share of Ostara common stock and a warrant to purchase five (5) shares of Ostara common as a special dividend to the Daleco common shareholders of record as of January 6, 2005.

        The Company continues to expand the sales and utilization of its ReNuGen(TM) products in the waste treatment industry. Additional testing is being conducted by third parties on the efficacy of utilizing the Company's zeolite in a variety of agricultural and environmental roles.

        All of the negotiations, testing and agreements are the product of lengthy negotiations and breaking traditional barriers to accepting new and innovative products. The Company believes that now that the door has been opened, the continued expansion of the demand for ReNuGen(TM), its Sierra Kaolin(TM) and its Oro Grande Gold(TM) stone products will substantially increase and become a major contributor to the overall performance of the Company.

        For the three-month period ended December 31, 2004, total operating revenues declined nominally by $1,453 (<1%) while direct operating expenses declined by $30,187 (5%) as compared with the same quarter last year. The decline in direct operating expense is associated with lower levels of activity in the Company's oil and natural gas segment brought on by the limited availability of well servicing equipment. This decline was partially offset by higher expenditures associated with the Company's mineral operations. For the period, the Company recorded a loss of $527,145 as compared to an income of $5,124,523 for the prior fiscal year's first quarter including the Company's net gain realized on the forgiveness of certain debt obligation. Excluding this gain, the Company had a loss of $663,163 for the first quarter of fiscal 2003.

Item 3 -       Controls and Procedures

               Sarbanes-Oxley Act

        On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 ("SOA"). The SOA is the first major revision to the securities laws since the enactment of the Securities Act of 1933 and the Securities and Exchange Act of 1934. The SAO, promulgated in large part in response to the Enron/Worldcom demise, covers a variety of measures all of which will not be covered here.

        The SOA is applicable to all publicly traded reporting companies no matter how small or large. The SOA provides for additional controls such as the chief executive officer's certificate regarding the accuracy of the Company's financial statements and providing for a criminal penalty for making a false statement to the certification by an executive officer that the financial statements do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which the statements were made, not misleading with respect to the period covered by the annual report. The certification also requires that the executive officer of the company certify that the financial statements and other materials presented in the annual report fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of and for the periods covered by the annual report. This requirement exceeds the previous requirement that the financial statements merely be presented in accordance with generally accepted accounting principles.

        The Company believes that it has historically provided its financials in this fashion, having separately reported and presented each segment of the Company's business for the past few years.

        The SOA also suggests but does not presently require that a "Disclosure Committee" be established. This committee would consider the materiality of information and determine disclosure obligations on a timely basis. This committee would, in essence, become the Company's "watchman" for public disclosures. The Company has not, as of the date of this annual report, established such a committee. The Company has only six employees, and three independent directors. All parties are intricately involved in the decision-making processes at the Company and no disclosure or decision not to disclose information is made without the input of inside management, counsel and at least one, if not more, independent directors. At such time as the Company changes its method of operation and/or increases the number of employees, it will reconsider the creation of a "Disclosure Committee."

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

        The SOA also provides for certain controls on auditors and the accounting industry. The Company only utilizes its auditors for auditing purposes. As such, the Company believes that it is and will be in full compliance with the final regulations promulgated by the Securities and Exchange Commission ("SEC") under the SOA.

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

PART II.       OTHER INFORMATION

Item 1.        None

Item 2.        Change in Securities.

        Pursuant to the Second Amended Loan Agreement dated December 31, 2003 between Sonata Investment Company, Ltd. ("Sonata"), Tri-Coastal Energy, L.P. and Daleco, Sonata, or its nominee was given 250,000 shares of Daleco common stock. The average of the closing bid and asking price on December 30, 2003 for Daleco common stock was $.906. The Company recorded a cost of $226,500 for the issuance of these shares. The Company also issued to Sonata, or its nominees, warrants for 250,000 shares of Daleco common stock at an exercise price of $.906 per share. These warrants have an expiration date of December 31, 2007. Daleco also extended the expiration date for other warrants held by Sonata with exercise prices ranging from $.55 to $1.05 until December 31, 2007. The Company recorded a cost of $48,546 resulting from the extension of these warrants.

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

                Effective September 15, 2004, the Company entered into the First Amendment to the Master Distribution and Marketing Agreement ("First Amendment") with Sumitomo Corporation of America ("Sumitomo"). (See the Company's Form 8-K dated September 15, 2004). Under the First Amendment, the warrants to purchase up to 1,700,000 shares of the Company's common stock granted in the Company's Stock Purchase Agreement with Sumitomo dated as of November 16, 2001 and the warrants to purchase up to 540,000 shares of the Company's common stock granted in the Company's Master Distribution and Marketing Agreement with Sumitomo dated as of November 16, 2001 were cancelled.

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

                Sonata is an independent, privately held company that is not affiliated with the Company in any fashion. The Company has done other financings (see Note 10(b) above) with Sonata previously, and the Company has consulted for Sonata and/or its affiliated entities regarding oil and gas projects, acquisitions, exploration and development.

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

                The transaction resulted in a net benefit amounting to $5,787,687.

                As a result of the extraordinary benefit resulting from Sonata's acquisition of the Heller Loan as set forth above, the "Earnings Per Share Calculations" should be compared as follows:

                                                    1st Fiscal       Fiscal
                                                     Quarter        Year End
                                                     12/31/03        9/30/04
                                                   ------------   ------------
Net Income (loss) (before gain on forgiveness
  of debt.)                                        $   (663,164)  $ (2,231,957)
Basic and Fully Diluted Income (loss)/Share        $       (.02)  $       (.08)
(calculated on 28,307,975 shares outstanding)

Net Gain on debt forgiveness                       $  5,787,687   $  5,787,687
Basic and Fully Diluted Net Gain (Loss)/share      $ 0.20/$0.15   $ 0.20/$0.15

Net Income (including gain on debt forgivness)     $  5,124,523   $  3,555,730
Basic and Fully Diluted Net Income (Loss)/Share    $ 0.18/$0.13   $ 0.13/$0.09
  calculated on 27,829,106 weighted
  average shares outstanding, Basic &
  39,327,554 shares, Fully Diluted at
  12/31/03 and 28,206,666 weighted shares
  outstanding, Basic & 37,816,622 shares,
  Fully Diluted Basis at 9/30/04)

Item 4          Submission of Matters to a Vote of Security Holders.

                None

Item 5          Other Information

                The Company's common stock was trading on the Over the Counter Market, Bulletin Board ("OTCBB"). On December 12, 2004, the Company's securities were assigned to trade on the "Pink Sheets Market." This change was the result of the Company's filing its re-audited financial statements for the fiscal year ended September 30, 2003 late. The refilling of the Company's 2003 audited statements was necessitated by the Company's prior auditor not being qualified under the PCAOB (as required by the Sarbanes-Oxley Act of 2002) at the time of the issuance of the Company's financial statements in January 2004. (See the Company's Form 8-K's dated September 14, 2004, and December 2, 2004.) The Company has subsequently filed all required financial statements and has taken and continues to take steps to return its securities to the OTCBB market. The Company has never received official written notice from any party as to the formal removal of its securities from the OTCBB and only learned of this move from securities traders.

ITEM 6          Exhibits and Reports on Form 8-K

        The Registrant incorporates by reference the following reports on Form 8-K:

        1. Form 8-K dated December 1, 2004, announcing the execution of its Memorandum of Understanding with Tecumseh Professional Associates.

        2. First Amendment to Form 8-K dated December 2, 2004, revising its Form 8-K dated September announcing the resignation of the Company's Auditor.

        3. Form 8-K dated December 3, 2004 announcing the retention of Vasquez & Company LLP as the Company's new Auditor.

        4. Form 8-K dated December 3, 2004 announcing the Company's Memorandum of Understanding with Tecumseh Professional Associates, Inc. governing the Company's Sierra Kaolin(TM) deposit.

        The Registrant incorporates by reference its Exhibit List as attached to its First Amendment to its Form 10-KSB dated February 3, 2005.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DALECO RESOURCES CORPORATION


Dated:  February 18, 2005           By:  /s/ Gary J. Novinskie
                                         ---------------------------------------
                                         Gary J. Novinskie, President

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         DALECO RESOURCES CORPORATION


Date:  February 18, 2005                 /s/ Gary J. Novinskie
                                         ---------------------------------------
                                         Gary J. Novinskie
                                         President and Director

Date: February 18, 2005                  /s/ Dov Amir
                                         ---------------------------------------
                                         Dov Amir
                                         Chief Executive Officer and Chairman of
                                         the Board of Directors

                                  CERTIFICATION

        I, Gary J. Novinskie, certify that:

        1. I have reviewed this quarterly report on Form 10-QSB of Daleco Resources Corporation for the quarter ended December 31, 2004.

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

Date:  February 18, 2005                 /s/ Gary J. Novinskie
                                         ---------------------------------------
                                         Gary J. Novinskie
                                         President and Chief Financial Officer

                                  CERTIFICATION

        I, Dov Amir, certify that:

        1. I have reviewed this quarterly report on Form 10-QSB of Daleco Resources Corporation for the quarter ended December 31, 2004.

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

Date:  February 18, 2005                 /s/ Dov Amir
                                         ---------------------------------------
                                         Dov Amir
                                         Chief Executive Officer

In connection with the Quarterly Report of Daleco Resources Corporation (the "Company") on Form 10-QSB for the period ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dov Amir, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

                                         /s/ Dov Amir
                                         ---------------------------------------
                                         Dov Amir
                                         Chief Executive Officer
                                         February 18, 2005

In connection with the Quarterly Report of Daleco Resources Corporation (the "Company") on Form 10-QSB for the period ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gary J. Novinskie, President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (3) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (4) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

                                         /s/ Gary J. Novinskie
                                         ---------------------------------------
                                         Gary J. Novinskie
                                         President and Chief Financial Officer
                                         February 18, 2005