Form 10QSB/A
period 2003-12-31
DALECO RESOURCES CORP
filed 2005-02-23
CIK 746967

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  THIRD AMENDED
                                   FORM 10-QSB

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

                                      INDEX

                                                                                                   PAGE
                                                                                                   ----
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

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.... 27

ITEM 3    CONTROLS AND PROCEDURES.................................................................. 28

PART II   OTHER INFORMATION........................................................................ 29

ITEM 2    CHANGE IN SECURITIES..................................................................... 29

ITEM 3    HELLER DEBT.............................................................................. 30

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................... 32

ITEM 6    Exhibits and Reports on Form 8-K......................................................... 33

SIGNATURES......................................................................................... 34

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2003-- PREPARED BY MANAGEMENT (UNAUDITED) AND SEPTEMBER 30, 2003 (REAUDITED) PREPARED BY MANAGEMENT

                                                  DECEMBER 31,    SEPTEMBER 30,
                                                      2003            2003
                                                   (UNAUDITED)     (REAUDITED)
                                                  ------------    -------------
ASSETS
CURRENT ASSETS
   Cash Accounts                                  $    232,266    $     428,988
   C/Ds                                                171,994          136,000
   Account receivables                                 521,126          423,935
   Prepaid Mineral Royalties S/T (note 5c)             300,297          270,297
   Other Current Assets                                  4,569            4,569
                                                  ------------    -------------
         TOTAL CURRENT ASSETS                     $  1,230,252    $   1,263,789
                                                  ------------    -------------
OTHER ASSETS
   Prepaid Mineral Royalties  L/T (mote 5c)       $    265,190    $     265,190
   Debt Placement Costs (note 10)                      869,861          584,815
   Accumulated Amortization                           (584,815)        (584,815)
      Net Debt Placement Costs                         285,046               --
   Equity Placement Costs                                   --               --
   Accumulated Amortization Equity Costs                    --               --
      Net Equity Placement                                  --               --
   Other Assets                                             --               --
         TOTAL OTHER ASSETS                       $    550,236    $     265,190
                                                  ============    =============
FIXED ASSETS
   Oil and Gas Properties (note 3)                $ 12,607,950    $  12,607,950
   Accumulated DD&A                                 (7,457,950)      (7,307,950)
      Net Oil and Gas Property                       5,150,000        5,300,000
   Mineral Properties (note 5)                      12,609,100       12,609,100
   Accumulated DD&A                                   (100,000)        (100,000)
      Net Mineral Property                          12,509,100       12,509,100
   Timber Properties (note 4)                        1,028,342        1,028,342
   Accumulated DD&A                                 (1,028,342)      (1,028,342)
      Net Timber Property                                   --               --
   Technology/Patent Rights (note 6)                 7,767,000        7,767,000
   Accumulated DD&A                                 (2,357,718)      (2,166,123)
      Net Tech./Patent Rights                        5,409,282        5,600,877
   Property, Equipment, Furniture & Fixtures           514,749          514,749
   Accum. Depr (P, E, P &  P)                         (496,844)        (493,998)
      Net (P, E, P & P)                                 17,905           20,751
   Leasehold Improvements                                   --               --
   Accu. Amort. (Lease Improvements)                        --               --
      Net Lease Improvements                                --               --
                                                  ------------    -------------
      a)Total Fixed Assets                        $ 23,086,287    $  23,430,728
                                                  ============    =============
      b)Total Assets                              $ 24,866,774    $  24,959,707
                                                  ============    =============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2003-- PREPARED BY MANAGEMENT (UNAUDITED) AND SEPTEMBER 30, 2003 (REAUDITED) PREPARED BY MANAGEMENT

                                                  DECEMBER 31,    SEPTEMBER 30,
                                                      2003            2003
                                                   (UNAUDITED)     (REAUDITED)
                                                  ------------    -------------
LIABILITIES
Current Liabilities
   Trade A/P                                      $  1,816,658    $     970,347
   Notes Payable (note 7)                              142,542          142,543
   Note Due related Pty (note 8)                       736,410          733,410
   HFI Financing (note 10a)                                 --        5,154,783
   Loans--1st Regional (note 10d)                      100,000          100,000
   CAMI Notes                                          514,881          514,881
   Sonata Financing (note 10)                          195,472               --
   Accrued Interest Expense (notes 10a and 10b)        259,756        1,786,871
   Accrued Dividend Expense (notes 11d and 16)       1,482,360        1,248,043
   Accrued Expense Reimbursements                       65,480           60,187
   Accrued Salary Expense                              440,913          364,351
                                                  ------------    -------------
       TOTAL CURRENT LIABILITIES                  $  5,754,471    $  11,075,416
                                                  ------------    -------------

Long Term Liabilities
   Long Term Debt (note 10)                       $    436,230    $          --
   Mandatory Redeemable Preferred Stock                400,000          400,000
   Total Long Term Liabilities                    $    836,230    $          --
                                                  ------------    -------------
       TOTAL LIABILITIES                          $  6,590,701    $  11,475,416
                                                  ------------    -------------
EQUITY
   Beginning Retained Earnings                    $(25,103,748)   $ (22,421,362)
   Current Period Income/(loss)                      5,124,523       (2,672,386)
   Dividends Paid (Cash & Stock)                      (691,188)         (10,000)
   Add. Paid in Capital                             38,661,556       38,322,090
   Preferred Stock (note 11)                             1,850            3,100
   Common Stock (note 11)                              283,080          262,849

            TOTAL EQUITY                          $ 18,276,073    $  13,484,291
                                                  ------------    -------------
       TOTAL LIABILITIES AND EQUITY               $ 24,866,774    $  24,959,707
                                                  ============    =============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF LOSS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2003 AND 2002 -- PREPARED BY MANAGEMENT (UNAUDITED)

                                                                             2003            2002
                                                                         ------------    ------------
REVENUE
   O&G Sales                                                             $    343,660    $    344,457
   N P I Receipts                                                                  --              --
   Royalty Receipts                                                             8,016           5,308
   Timber Sales                                                                    --              --
   Mineral Sales                                                               18,481              --
         Total Operating Income                                          $    370,158    $    349,765
                                                                         ------------    ------------
   Interest Income                                                                 --              --
   Well Management                                                             16,505          17,111
   Other Income                                                                   863              --
         Total Other Income                                              $     17,368    $     17,111
                                                                         ------------    ------------
   Total Income                                                          $    387,526    $    366,876
                                                                         ============    ============
EXPENSES
   LOE - Oil and Gas                                                     $    213,843    $    158,223
   LOE--Timber                                                                  3,300           5,500
   LOE--Minerals                                                               59,484          35,000
   N P I Exp                                                                       --              --
   Prod Tax                                                                    25,139          27,538
   DD&A (Fixed Assets)                                                        344,441         321,256
   Third Party Distributions                                                    8,921           4,029
         Total Operational Expense                                       $    655,130    $    551,546
                                                                         ------------    ------------

   Interest Expense                                                      $    141,688    $    180,350
   General and Administrative Expenses                                   $    174,961    $     93,682
   Legal and Professional Fees                                                 75,715         120,021
   Financial Advisor Fees                                                          --              --
   Shareholder Information                                                      3,197           1,841
   Amortization of Debt Costs                                                      --              --
   Amortization of Goodwill                                                        --    $         --
         Total Expenses                                                  $  1,050,690    $    947,440
                                                                         ------------    ------------
   Net Income (loss) Before gain on debt forgiveness (see Note 10(a))    $   (663,163)   $   (580,564)
                                                                         ============    ============
   Basic/Fully Diluted Income (Loss)/Share                               $       (.02)   $       (.03)
   Gain On Debt Forgiveness (see Note 10(a))                             $  5,787,687
   Basic/Fully Diluted Net Effect Gain (Loss)/Share                         $.20/$.15

   Net Income (Loss) After gain on debt forgiveness (see Note 10(a))     $  5,124,523    $   (580,564)
                                                                         ============    ============
   Basic/Fully Diluted Income (Loss)/Share (see Note 10(a))                 $.18/$.13    $       (.03)

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF DEFICIT FOR THE THREE MONTHS
ENDED DECEMBER 31, 2003 AND 2002 - PREPARED BY MANAGEMENT (UNAUDITED)

                                                2003             2002
                                           -------------    -------------
DEFICIT - BEGINNING OF PERIOD              $ (25,103,748)   $ (22,421,362)
Net loss for the period                        5,124,523         (580,564)
Dividends on Preferred Stock                    (691,188)             (--)
DEFICIT - END OF PERIOD                    $ (20,670,413)   $ (23,086,926)
                                           =============    =============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE THREE MONTHS
ENDED DECEMBER 31, 2003 AND 2002 - PREPARED BY MANAGEMENT (UNAUDITED)

                                                                    2003              2002
                                                               --------------    --------------
OPERATING ACTIVITIES
Net Income/( loss) for the period                              $    5,124,523    $     (580,564)
Items not affecting working capital
    Change in DD & A for period                                $      344,441    $      321,256
    Debt Amortization -                                                     0                 0
    Amortization of Good Will
    Gain On Debt Forgiveness                                       (5,787,687)                0
               Sub Total                                       $   (5,443,246)   $      321,256
                                                               --------------    --------------
Items affecting Working Capital:
    (Increase) / Decrease in other assets                      $     (285,046)   $            0
    (Increase) / Decrease in Pre-paid Royalties                       (30,000)                0
    (Increase) / Decrease in accounts receivable                      (97,191)          237,603
    Increase / (Decrease) in Trade payables                           846,311          (212,637)
    Increase / (Decrease) in other Accrued Expenses                    81,855            61,477
    Gain/(loss) on Sale of Properties                                       0                 0
               Sub Total                                       $      515,929    $       86,443
                                                               --------------    --------------

CASH PROVIDED (USED) FOR OPERATING ACTIVITIES                  $      197,206    $     (172,865)
                                                               --------------    --------------

INVESTING ACTIVITIES
    (Increase)/decrease in Investment in Subsidiaries          $            0    $            0
    Leasing, Acquisition and Well Costs Incurred               $            0    $            0

CASH PROVIDED FROM/(USED FOR) INVESTING ACTIVITIES             $            0    $            0

FINANCING ACTIVITIES
    Increase / (decrease) Other Notes due                                   0                 0
    Increase / (decrease) Sonata Notes due                            631,702                 0
    Increase / (decrease) Accrued Interest                         (1,527,115)           (2,854)
    Increase / (decrease) Accrued Dividends                           234,317            85,000
    Dividends Paid                                                          0                 0
    Proceeds of Equity Issuance                                       260,162            95,000
    Proceeds of LT Debt -                                              40,000           (75,000)
CASH PROVIDED FROM/(USED FOR) FINANCING ACTIVITIES             $     (357,934)   $      102,146
                                                               --------------    --------------
NET INCREASE/(DECREASE) IN CASH FOR PERIOD                     $     (160,728)   $      (70,719)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                $      564,988    $      625,682
                                                               --------------    --------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                      $      404,260    $      554,963
                                                               ==============    ==============
    CHANGE IN CASH FY 1ST QTR.                                 $     (160,728)   $      (70,719)
                                                               ==============    ==============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2003 AND 2002 - PREPARED BY MANAGEMENT (UNAUDITED)

1.      CONTINUED OPERATIONS

        The Company's audited financial statements for its fiscal year ending September 30, 2003, were re-audited by the accounting firm of Vasquez & Company, LLP and filed with the Securities and Exchange Commission on January 11, 2005. Vasquez & Company was retained by the Company to replace its prior auditor, Jay
J. Shapiro, who resigned as the Company's auditor on September 9, 2004. (See the Company's Form 8-K dated September 14, 2004. Form 8-K dated December 2, 2004 and Form 8-K dated December 3, 2004). The Company filed its First Amendment to its Annual Report on Form 10-KSB for the period ending September 30, 2003 on January 11, 2005. The Audited Numbers referenced herein are taken from the Company's Audited Financial Statements as filed on January 11, 2005.

        The financial statements have been prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. For the quarter ending December 31, 2003, the Company reported a loss of $663,163, before gain on debt forgiveness and a non-recurring quarterly income of $5,124,523 after gain on debt forgiveness is accounted for (see Note 10(a)). The ability of the Company to meet its total liabilities of $6,190,701, and to continue as a going concern is dependent upon the availability of future funding, achieving profitable timber operations and successful development its mineral assets. On July 24, 2002 ("Closing Date"), the Company entered into a $10,000,000 Equity Line of Credit Agreement with Cornell Capital Partners, L.P. ("CCP"). As part of the transaction, the Company issued to CCP a two year convertible debenture in a face amount of $300,000. The debenture is convertible into common stock at a price equal to the lesser of 120% of the final bid price on the Closing Date or 80% of the average lowest three closing bid prices as reported by Bloomberg of the Company's common stock for the five trading days immediately preceding the date of the conversion. The equity line provides for the Company to draw down $75,000 per week over a three year period. In accordance with the provisions of the Equity Line of Credit, the Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission, which became effect on November 7, 2002. Commencing in November 2002 and concluding in January 2003, CCP converted the entire Debenture in 5,027,881 shares of common stock at an average price per share of $0.117 when including all other fees and costs associated with the issuance of the debentures and $0.06 if just the conversion price without including other fees and costs.

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

3.      OIL AND GAS AND EQUIPMENT

                                                                    2003             2002
                                                               --------------   --------------
Proven lease acreage costs                                     $    5,429,996   $    5,429,996

Proven undeveloped lease acreage costs                         $    1,745,810   $    1,745,810

Well costs                                                     $    5,432,145   $    5,432,145
                                                               --------------   --------------
                                                               $   12,607,950   $   12,607,950

Accumulated depletion, depreciation and amortization                7,457,950        6,432,950
                                                               --------------   --------------
                                                               $    5,150,000   $    6,175,000
                                                               ==============   ==============

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

        b.      MINERALS AND EQUIPMENT

                                               12/31/2003      12/31/2002
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

9.      DEBENTURES

                                                       2003       2002
                                                     --------   --------
                8% Convertible Debentures            $ 30,000   $ 30,000

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

                As a result of the extraordinary benefit resulting from Sonata's acquisition of the Heller Loan as set forth above, the "Earnings Per Share Calculations" should be compared as follows:

Net Income (loss) (before gain on debt forgiveness)          $    (663,163)   $    (580,564)
Basic and Fully Diluted Income (loss)/Share,                 $        (.02)   $        (.03)
(calculated on 28,307,975 shares outstanding)

Gain on debt forgiveness                                     $   5,787,687
Net Gain (Loss)/share, Basic and fully Diluted                   $.20/$.15

Net Income (loss)(including gain on debt forgiveness)        $   5,124,523    $    (580,564)
Basic and Fully Diluted Income (loss)/Share                      $.18/$.13    $        (.03)
  (calculated on 28,307,975 shares outstanding, Basic &
   39.327,554 shares, Fully Diluted Basis)

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

11.     CAPITAL STOCK

                                                                                                    NUMBER OF
                                                                                                     SERIES B
                                                                           NUMBER OF SERIES         PREFERRED
                                                  NUMBER OF COMMON              A PREFERRED        SHARES PAR
                                                 SHARES, PAR VALUE         SHARES PAR VALUE       VALUE $0.01
                                                   $0.01 PER SHARE      $0.01 PER SHARE (1)     PER SHARE (1)
                                                ------------------      -------------------     -------------
Balance as of December 31, 2002                         21,101,630                    8,000           375,000
Issuance on the conversion of (2)                        1,520,000                                   (190,000)
     Series B Preferred
Issuance on Payment of Dividends (2)                       552,950
     On Series B Preferred
Issuance to Sonata as payment for (3)                      250,000
     L/T Debt Financing
Issuance on Terms of Terra Silex Financing(4)              220,169
Issuance in satisfaction of obligations (5)              4,257,374
     Under CCP Debenture & Equity Financing
Issuance on payment of obligations (6)                      10,595
     By H. P. Pryor, a Director of the Company &
     Mr. Lyons, a printer used by the Company
Issuance on Conversion of debt by Mr. Trainor (7)          395,257
     Counsel to the Company

Ending Balance as of December 31, 2003                  28,307,975                    8,000           185,000
                                                ------------------      -------------------     -------------

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

                a.      COMMON STOCK OPTIONS

                                                           DECEMBER 31,   DECEMBER 31
                                                               2003           2002
                                                           ------------   ------------
                Outstanding and Exercisable(1)
                 at beginning of period                       5,500,000      6,110,000

                Canceled                                             --       (524,384)

                Granted                                              --             --

                Reclassified                                         --        (85,616)

                Exercised                                            --            (--)

                Outstanding and Exercisable (2)
                 at end of period                             5,500,000      5,500,000
                                                           ------------   ------------

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

                b.      COMMON STOCK WARRANTS

        Common Stock warrants outstanding at December 31, 2003, consist of the following(1):

ISSUANCE                             EXPIRATION DATE         AMOUNT (1)       PRICE PER SHARE
---------------------------       --------------------      -----------      ------------------
Financing Sources (2)             November 20, 2005 to                            $0.55 to
                                   December 31, 2007          699,579              $1.05
Terra Silex Warrant (3)            December 31, 2006          250,000              $1.25

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

        Effective July 1, 2003, Daleco adopted the Statement as required, for its mandatory redeemable Series A, 10% Cumulative Convertible Preferred Stock, stated value $50.00 and par value $.01, in line with the satisfaction of its $400,000 obligation to Mr. Kane, as mentioned under Note 14(b). As a result, Long-term Debt (see Note 10(c) above) included the preferred securities which had been previously included as part of the Shareholders' Equity.

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

        For the three month period ending December 31, 2003, total operating revenues increased nominally by $19,787 (5.4%) while direct operating expenses increased by $103,584 (20.6%) as compared with the same quarter last year. The increase in direct operating expense is associated with increased levels of activity in all business segments but was most impacted by higher levels of expenditures for producing well maintenance within the oil and natural gas sector. For the period, the Company recorded a loss before the reported gain on debt forgiveness of $663,123 as compared to a loss of $580,564 for the prior fiscal year's first quarter. In addition, the Company views the gain recorded in the quarter ($5,787,687) as having a nonrecurring impact on the Company. This significant financial item is the direct result of the Company's successful efforts relating to the renegotiation of certain debt obligations.

        When the gain on debt forgiveness is included, the Company recorded a non-recurring income for the quarter of $5,124,523.

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

                As a result of the extraordinary benefit resulting from Sonata's acquisition of the Heller Loan as set forth above, the "Earnings Per Share Calculations" should be compared as follows:

Net Income (loss) (before gain on debt forgiveness)          $    (663,163)   $    (580,564)
Basic and Fully Diluted Income (loss)/Share                  $        (.02)   $        (.03)
(calculated on 28,307,975 shares outstanding)

Gain on debt forgiveness                                     $   5,787,687
Basic and Fully Diluted Net Gain (Loss)/share                    $.20/$.15

Net Income (loss)(including gain on debt forgiveness)        $   5,124,523    $    (580,564)
Basic and Fully Diluted Net Income (Loss)/Share                  $.18/$.13    $        (.03)
  (calculated on 28,307,975 shares outstanding, Basic &
   39.327,554 shares, Fully Diluted Basis)

Item 4          Submission of Matters to a Vote of Security Holders.

                None

Item 5          Other Information

                The Company's prior auditor resigned in September 2004. Prior to his resignation, it was determined that the Company's prior auditor was not registered with the PCAOB as required by the Sarbanes Oxley Act of 2002, as amended. The Company replaced its prior auditor with Vasquez & Company (see the Company's Form 8-K dated September 14, 2004, Form 8-K dated December 2, 2004 and Form 8-K dated December 3, 2004). As such, the financials previously reported in the Company's prior filings listing the financial statements as of September 30, 2003 as audited were incorrect. This Third amendment properly notes that the financial statements as of September 30, 2003 originally filed by the Company in January 2004 were not "audited" due to the Company's prior auditor not being registered in accordance with the PCAOB. The Company's new auditor, Vazquez & Company, LLP, has re-audited the Company's financial statements for its fiscal year ending, September 30, 2003, which were filed by the Registrant in its First Amended Annual Report on Form 10-KSB for the period ending September 30, 2003 on or about January 11, 2005.

ITEM 6          Exhibits and Reports on Form 8-K

                None.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DALECO RESOURCES CORPORATION

Dated: February 22, 2005                By:        /s/ Gary J. Novinskie
                                           ------------------------------------
                                               Gary J. Novinskie, President

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          DALECO RESOURCES CORPORATION

Date:  February 22, 2005                           /s/ Gary J. Novinskie
                                            ------------------------------------
                                            Gary J. Novinskie
                                            President and Director

Date: February 22, 2005                                /s/ Dov Amir
                                            ------------------------------------
                                            Dov Amir
                                            Chief Executive Officer and
                                            Chairman of the Board of Directors

                                  CERTIFICATION

        I, Gary J. Novinskie, certify that:

        1. I have reviewed this Third Amended quarterly report on Form 10-QSB of Daleco Resources Corporation for the quarter ending December 31, 2003.

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

Date: February 22, 2005                            /s/ Gary J. Novinskie
                                           -------------------------------------
                                           Gary J. Novinskie
                                           President and Chief Financial Officer

                                  CERTIFICATION

        I, Dov Amir, certify that:

        1. I have reviewed this Third Amended quarterly report on Form 10-QSB of Daleco Resources Corporation for the quarter ending December 31, 2003.

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

Date: February 22, 2005                                 /s/ Dov Amir
                                            ------------------------------------
                                            Dov Amir
                                            Chief Executive Officer

In connection with the Third Amended Quarterly Report of Daleco Resources Corporation (the "Company") on Form 10-QSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gary J. Novinskie, President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

                                                   /s/ Gary J. Novinskie
                                           -------------------------------------
                                           Gary J. Novinskie
                                           President and Chief Financial Officer
                                           February 22, 2005

In connection with the Third Amended Quarterly Report of Daleco Resources Corporation (the "Company") on Form 10-QSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dov Amir, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (3) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (4) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

                                                       /s/ Dov Amir
                                            ------------------------------------
                                            Dov Amir
                                            Chief Executive Officer
                                            February 22, 2005