Form 10QSB/A
period 2004-03-31
DALECO RESOURCES CORP
filed 2005-02-23
CIK 746967

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 FOURTH AMENDED
                                   FORM 10-QSB

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

                                      INDEX

                                                                            PAGE
PART I   FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS (Unaudited)....................................  3
         Consolidated Balance Sheets.........................................  3
         Consolidated Statement Of Loss......................................  5
         Consolidated Statement Of Deficit...................................  6
         Consolidated Statement Of Cash Flow.................................  7
         Notes to Consolidated Financial Statements..........................  8

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS................................. 30

ITEM 3   CONTROLS AND PROCEDURES............................................. 32

PART II  OTHER INFORMATION................................................... 34

ITEM 2   CHANGE IN SECURITIES................................................ 34

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................. 35

ITEM 6   Exhibits and Reports on Form 8-K.................................... 36

SIGNATURES................................................................... 37

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2004 AND SEPTEMBER 30, 2003--
PREPARED BY MANAGEMENT (UNAUDITED) AND SEPTEMBER 30, 2003 (RE-AUDITED)
==============================================================================================================================
                                                                                          MARCH 31, 2004    SEPTEMBER 30, 2003
                                                                                           (UNAUDITED)         (RE-AUDITED)
ASSETS
CURRENT ASSETS
         Cash Accounts                                                                       $   260,304          $   428,968
         C/Ds                                                                                    136,000              136,000
         Account receivables                                                                     512,097              423,935
         Prepaid Mineral Royalties (note 5c)                                                     300,297              270,287
         Other Current Assets                                                                      4,569                4,569
                                                                                             -----------          -----------
                              TOTAL CURRENT ASSETS                                           $ 1,213,266          $ 1,263,789
                                                                                             -----------          -----------
OTHER ASSETS
         Prepaid Mineral Royalties L/T                                                       $   265,190          $   265,190



         Debt Placement Costs                                                                    869,861              584,815
         Accumulated Amortization                                                               (608,569)            (584,815)
         Net Debt Placement Costs                                                                261,292                -----
         Equity Placement Costs                                                                    -----                -----
         Accumulated Amortization Equity Costs                                                     -----                -----
         Net Equity Placement                                                                      -----                -----
         Other Assets                                                                              -----                -----

                              TOTAL OTHER ASSETS                                             $   526,482          $   265,190
                                                                                             -----------          -----------
Fixed Assets
         Oil and Gas Properties (note 3)                                                     $12,607,950          $12,607,950
         Accumulated DD&A                                                                     (7,607,950)          (7,307,950)
                  Net Oil and Gas Property                                                     5,000,000            5,300,000
         Mineral Properties (note 5)                                                          12,609,100           12,609,100
         Accumulated DD&A                                                                       (125,000)            (100,000)
                  Net Mineral Property                                                        12,484,100           12,509,100
         Timber Properties (note 4)                                                            1,028,342            1,028,342
         Accumulated DD&A                                                                     (1,208,342)          (1,028,342)
                  Net Timber Property                                                              -----                -----
         Technology/Patent Rights (note 6)                                                     7,767,000            7,767,000
         Accumulated DD&A                                                                     (2,539,938)          (2,166,123)
                  Net Tech./Patent Rights                                                      5,227,062            5,600,877
         Property, Equipment, Furniture & Fixtures                                               514,749              514,749
         Accum. Depr (P, E, P & P)                                                              (499,640)            (493,998)
                  Net (P, E, P & P)                                                               15,109               20,751
         Leasehold Improvements                                                                    -----                 ----
         Accumulated Amortization (Lse Improvements)                                               -----                  ---
                  Net Lse Improvements                                                             -----                  ---
                              TOTAL FIXED ASSETS                                             $22,726,271          $23,430,726
                                                                                             ===========          ===========
                              TOTAL ASSETS                                                   $24,466,019          $24,959,707
                                                                                             ===========          ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2004 AND SEPTEMBER 30, 2003--
PREPARED BY MANAGEMENT (UNAUDITED) AND SEPTEMBER 30, 2003 (RE-AUDITED)
==============================================================================================================================
                                                                                          MARCH 31, 2004    SEPTEMBER 30, 2003
                                                                                           (UNAUDITED)         (RE-AUDITED)
LIABILITIES
CURRENT LIABILITIES
         Trade A/P                                                                         $     964,750        $     970,347
         Notes Payable (note 7)                                                                  142,543              142,543
         Note Due related Pty (note 8).                                                          742,410              733,410
         HFI Financing (note 10a)                                                                  -----            5,154,783
         Loans--1st Regional (note 10d)                                                          100,000              100,000
         CAMI Notes                                                                              514,881              514,881
         Sonata and Standard Energy  Financing (notes 7b and 10b)                                221,126                -----
         Accrued Interest Expense (notes 10a and 10b)                                            329,682            1,786,871
         Accrued Dividend Expense (notes 11d and 16)                                           2,332,950            1,243,043
         Accrued Expense Reimbursements                                                           64,837               60,187
         Accrued Salary Expense                                                                  507,583              364,351
                              TOTAL CURRENT LIABILITIES                                    $   5,920,763        $  11,075,416
                                                                                           -------------        -------------
LONG TERM LIABILITIES
         Long Term Debt                                                                    $     386,970        $       -----
         Mandatory Redeemable Preferred Stock                                                    400,000              400,000
         Total Long Term Debt                                                              $     786,970        $     400,000
                                                                                           -------------        -------------
                              TOTAL LIABILITIES                                            $   6,707,734        $  11,475,416
                                                                                           -------------        -------------
EQUITY
         Beginning Retained Earnings                                                       $ (20,670,413)       $ (22,421,362)
         Current Period Income/(loss)                                                           (603,105)          (2,672,386)
         Dividends Paid (Cash & Stock)                                                             -----              (10,000)
         Add. Paid in Capital                                                                 38,746,579           38,322,010
         Preferred Stock (note 11)                                                                 1,850                3,100
         Common Stock (note 11)                                                                  283,374              262,849

                                   TOTAL EQUITY                                            $  17,758,878        $  13,484,291
                                                                                           -------------        -------------
                              TOTAL LIABILITIES AND EQUITY                                 $  24,466,019        $  24,959,707
                                                                                           =============        =============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF LOSS FOR THE QUARTERS ENDING AND THE SIX MONTHS
ENDING MARCH 31, 2004 AND 2003 -- PREPARED BY MANAGEMENT (UNAUDITED)
===========================================================================================================================
                                                                      3 Months Ending                    6 Months Ending
                                                                   2004             2003              2004             2003
                                                                   ----             ----              ----             ----
REVENUE
     O&G Sales                                               $  286,105       $  327,603      $    629,765     $    672,060
     N P I Receipts                                                                -----             -----            -----
     Royalty Receipts                                             8,972            6,710            16,988           12,018
     Timber Sales                                                                  -----             -----            -----
     Mineral Sales                                                6,918            -----            25,399            -----
              Total Operating Income                         $  301,995       $  334,313      $    672,152     $    684,079
                                                             ----------       ----------      ------------     ------------
     Interest Income                                                  $            -----             -----            -----
     Well Management                                             41,506           16,505            58,011           33,616
     Other Income                                                34,700            -----         5,823,250            -----
              Total Other Income                             $   76,206       $   16,505      $  5,881,261     $     33,616
                                                             ----------       ----------      ------------     ------------
              Total Income                                   $  378,201       $  350,819      $  6,553,514     $    717,695
                                                             ==========       ==========      ============     ============
EXPENSES
     LOE - Oil and Gas                                       $  260,108       $  148,002      $    473,951     $    306,225
     LOE--Timber                                                  2,700            3,500             6,000            9,000
     LOE--Minerals                                               11,391           14,138            70,875           49,138
     N P I Exp.                                                   -----            -----             -----            -----
     Prod Tax                                                    20,970           25,977            46,110           53,515
     DD&A (Fixed Assets)   642,512                              360,016          321,256           704,457          642,512
     Third Party Distributions                                    7,223            5,808            16,144            9,837
              Total Operational Expense                      $  662,408       $  518,682      $  1,317,537     $  1,070,227
                                                             ----------       ----------      ------------     ------------
     Interest Expense                                            43,765          164,398           185,453          344,748
     General and Administrative Expenses                        163,583          131,780           338,543          225,462
     Legal and Professional Fees                                 64,094          112,362           139,809          232,383
     Financial Advisor Fees                                       -----            -----             -----            -----
     Shareholder Information                                     23,702            -----            26,900            1,841
     Amortization of Debt Costs                                  23,754            -----            23,754            -----
     Amortization of Goodwill                                     -----            -----             -----            -----
         Total Expenses                                      $  981,306       $  927,222      $  2,031,996     $  1,874,662
                                                             ----------       ----------      ------------     ------------
Net Income (Loss) before  gain on debt forgiveness (Note 10) $ (603,105)      $ (576,404)     $ (1,266,268)    $ (1,156,967)
                                                             ==========       ==========      ============     ============
Basic and Fully Diluted Net Loss per Common Share                 ($.02)           ($.02)            ($.04)           ($.04)
Gain On Debt Forgiveness (Note 10)                                  N/A              N/A        $5,787,687              N/A
Basic /Fully Diluted Net Effect Gain (Loss)/Share (Note 10)         N/A              N/A         $.20/$/15              N/A
Net Income (Loss) After  gain on debt forgiveness (Note 10)         N/A              N/A        $4,521,418              N/A
Basic/Fully Diluted Income (Loss)/Share  (Note 10)                  N/A              N/A         $.16/$.11              N/A

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF DEFICIT FOR THE SIX MONTHS
ENDED MARCH 31, 2004 AND 2003 - PREPARED BY MANAGEMENT (UNAUDITED)
==========================================================================================================

                                                                                    2004              2003
                                                                                    ----              ----
DEFICIT - BEGINNING OF PERIOD                                              $ (25,103,748)    $ (22,421,362)
Net loss for the period                                                        4,521,418        (1,156,968)
Dividends on Preferred Stock                                                    (691,188)            ----
DEFICIT - END OF PERIOD                                                    $ (21,273,518)    $ (23,508,330)



























                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE QUARTERS ENDING AND SIX MONTHS
ENDING MARCH 31, 2004 AND 2003 - PREPARED BY MANAGEMENT (UNAUDITED)
===========================================================================================================================
                                                                      3 Months Ending                    6 Months Ending
                                                                   2004             2003              2004             2003
                                                                   ----             ----              ----             ----
OPERATING ACTIVITIES
Net Income/( loss) for the period                            $ (603,105)      $ (576,404)     $  4,521,418     $ (1,156,967)
Items not affecting working capital
     Change in DD & A for period                             $  383,770       $  321,256      $    728,211     $    642,512
     Debt Amortization                                           23,754            -----            23,754
     Amortization of Good Will                                    -----            -----             -----            -----
     Gain on Debt Forgiveness                                     -----            -----        (5,787,687)           -----
                  Sub Total                                  $  407,524       $  321,256      $ (5,035,722)    $    642,512
                                                             ----------       ----------      ------------     ------------
Items affecting Working Capital:
     (Increase) Decrease in other assets                     $    -----       $      800      $   (285,046)    $        800
     (Increase) Decrease in Pre-paid Royalties                    -----            -----           (30,000)           -----
     (Increase) Decrease in accounts receivable                   9,029          225,733           (88,162)         463,336
     Increase (Decrease) in Trade payables                     (851,908)        (147,155)           (5,597)        (359,791)
     Increase. (Decrease) in other Accrued Expenses              66,027           33,403           147,882           94,880
     Gain/(loss) on Sale of Properties                           34,700            -----            34,700            -----
                  Sub Total                                  $ (742,152)      $  112,781      $   (226,223)    $    199,225
                                                             ----------       ----------      ------------     ------------

CASH PROVIDED (USED) FOR OPERATING ACTIVITIES                $ (937,733)      $ (142,367)     $   (740,527)    $   (315,230)
                                                             ----------       ----------      ------------     ------------

INVESTING ACTIVITIES
     (Increase)/decrease in Investment in Subsidiaries       $    -----       $    -----      $      -----     $      -----
     Leasing, Acquisition and Well Costs Incurred                 -----            -----             -----            -----

CASH PROVIDED FROM/(USED FOR) INVESTING ACTIVITIES           $    -----       $    -----      $      -----     $      -----

FINANCING ACTIVITIES
     Increase/(decrease) Notes due Related Parties           $    6,000       $   19,000      $      9,000     $     19,000
     Increase/(decrease) Other Notes due                          -----            -----             -----            -----
     Increase/(decrease) Sonata Note Due                        (23,606)           -----           608,096            -----
     Increase/(decrease) Accrued Interest                        69,926          (36,823)       (1,457,189)         (39,679)
     Increase/(decrease) Accrued Dividends                      850,590           85,000         1,084,907          170,000
     Dividends Paid                                               -----            -----             -----            -----
     Proceeds of Equity Issuance                                 26,867          262,075           287,029          357,075
     Proceeds of L/ Debt   -                                      -----         (225,000)           40,000         (300,000)
CASH PROVIDED FROM/(USED FOR) FINANCING ACTIVITIES           $  929,777       $  104,252      $    571,843     $    206,396
                                                             ----------       ----------      ------------     ------------
NET INCREASE/(DECREASE) IN CASH FOR PERIOD                   $   (7,956)      $  (38,115)     $   (168,684)    $   (108,834)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD              $  404,260       $  554,963      $    564,988     $    625,682
CASH AND CASH EQUIVALENTS - END OF PERIOD                    $  396,304       $  516,848      $    396,304     $    516,848
     CHANGE IN CASH FY 1ST QTR.                              $   (7,956)      $  (38,115)     $   (168,684)    $   (108,834)
                                                             ==========       ==========      ============     ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED MARCH 31, 2004 AND 2003 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

1.       CONTINUED OPERATIONS
The Company's audited financial statements for it fiscal year ending September 30, 2003, were re-audited by the accounting firm of Vasquez & Company, LLP and filed with the Securities and Exchange Commission on January 11, 2005. Vasquez & Company was retained by the Company to replace its prior auditor, Jay J. Shapiro, who resigned as the Company's auditor on September 9, 2004. (See the Company's Form 8-K dated September 14, 2004, Form 8-K dated December 2, 2004 and Form 8-K dated December 3, 2004). The Company filed its First Amendment to it Annual Report on Form 10-KSB for the period ending September 30, 2003 on January 11, 2005. The Audited Numbers referenced herein are taken from the Company's Audited Financial Statements as filed on January 11, 2005.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED MARCH 31, 2004 AND 2003 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

         Costs of exploratory wells found to be dry during the year or before the issuance of these financial statements are charged against earnings in that year. Costs of successful exploration wells and development wells are capitalized. All costs of development wells and successful exploration wells are charged to earnings on a unit-of-production basis based upon proved developed

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED MARCH 31, 2004 AND 2003 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
reserves. Where the costs of developed wells and successful exploration wells exceed projected net recoverable amounts, such wells are written down to their projected net recoverable amount. Net recoverable amount is the aggregate of estimated un-discounted future net revenues from proven reserves less operating and production expenses.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED MARCH 31, 2004 AND 2003 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

3.       OIL AND GAS AND EQUIPMENT

                                                         March 31,     March 31,
                                                              2004          2003
                                                              ----          ----

Proven lease acreage costs                             $ 5,429,996   $ 5,429,996

Proven undeveloped lease acreage costs                 $ 1,745,810   $ 1,745,810

Well costs                                             $ 5,432,145   $ 5,432,145
                                                       -----------   -----------
                                                       $12,607,950   $12,607,950

Accumulated depletion, depreciation and amortization     7,457,950     6,432,950
                                                       -----------   -----------
                                                       $ 5,150,000   $ 6,175,000
                                                       -----------   -----------

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED MARCH 31, 2004 AND 2003 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
(A)      SALE OF OIL AND GAS PROPERTIES

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED MARCH 31, 2004 AND 2003 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

         B.       MINERALS AND EQUIPMENT
                                                    3/31/2004        3/31/2003
         Proven undeveloped lease costs           $12,609,100      $12,609,100
         Mine development costs                         -----               --
         Accumulated depletion and                   (125,000)              --
         Depreciation
                                                  $12,484,100      $12,609,100
                                                  -----------      -----------

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED MARCH 31, 2004 AND 2003 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED MARCH 31, 2004 AND 2003 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED MARCH 31, 2004 AND 2003 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED MARCH 31, 2004 AND 2003 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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


9.       DEBENTURES

                                                      2003             2002
                                                      ----             ----

                  8% Convertible Debentures        $30,000          $30,000

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


10.      LONG-TERM DEBT

         Long-term debt of the Company consists of the following:

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED MARCH 31, 2004 AND 2003 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED MARCH 31, 2004 AND 2003 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED MARCH 31, 2004 AND 2003 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

                  The transaction resulted in an net benefit amounting to $5,787,687.

                  As a result of the benefit of this gain resulting from Sonata's acquisition of the Heller Loan as set forth above, the "Earnings Per Share Calculations" comparison for the quarter ending December 31, 2003, the fiscal quarter when the transaction occurred, was recorded as follows:

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED MARCH 31, 2004 AND 2003 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
                                                        Fiscal Quarters Ending
                                                        ----------------------
                                                          12/31/03     12/31/02
                                                          --------     --------

Net Income (loss) (before gain on debt forgiveness)     $ (663,163)  $ (580,564)
Basic and Fully Diluted Income (loss)/Share,                 ($.02)       ($.03)
(calculated on 28,307,975 shares outstanding)

Gain on debt forgiveness                                $5,787,687
Net Gain (Loss)/share, Basic and fully Diluted           $.20/$.15

Net Income (loss)(including gain on debt forgiveness    $5,124,523   $ (580,564)
Basic and Fully Diluted Income (loss)/Share              $.18/$.13        ($.03)
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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED MARCH 31, 2004 AND 2003 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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


11.      CAPITAL STOCK

                                                                                                          NUMBER OF
                                                                                                           SERIES B
                                                                               NUMBER OF SERIES           PREFERRED
                                                  NUMBER OF COMMON                  A PREFERRED          SHARES PAR
                                                 SHARES, PAR VALUE             SHARES PAR VALUE         VALUE $0.01
                                                   $0.01 PER SHARE          $0.01 PER SHARE (1)       PER SHARE (1)
                                                   ---------------          -------------------       -------------
Balance as of March 31, 2003                            25,754,261                        8,000             375,000
Issuance on the conversion of (2)                        1,520,000                                         (190,000)
     Series B Preferred
Issuance on Payment of Dividends (2)                       552,950
     On Series B Preferred
Issuance to Sonata as payment for (3)                      250,000
     L/T Debt Financing
Issuance on Terms of Terra Silex Financing(4)              220,169
Issuance on payment of obligations (5)                      40,022
     By H. P. Pryor, a Director of the Company &
     Mr. Lyons, a printer used by the Company
     R.A. Lenser and Associates

Ending Balance as of March 31, 2004                     28,337,402                        8,000             185,000
                                                        ----------                        -----             -------

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED MARCH 31, 2004 AND 2003 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED MARCH 31, 2004 AND 2003 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

         A.       COMMON STOCK OPTIONS
                                                      MARCH 31,        MARCH 31
                                                           2004            2003
                                                           ----            ----
                  Outstanding and Exercisable
                   at beginning of period (1)         5,500,000       6,110,000

                  Canceled                                -----        (524,384)

                  Granted (2)                           400,000           -----

                  Reclassified                            -----         (85,616)

                  Exercised                               -----            (---)

                  Outstanding and Exercisable
                   at end of period (3)               5,900,000       5,500,000
                                                      ---------       ---------

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

SCOA Warrants(4)               November 15, 2006     2,240,000    $2.00 to $3.00

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED MARCH 31, 2004 AND 2003 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED MARCH 31, 2004 AND 2003 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

         C.       NET INCOME PER SHARE

         Net income per share (primary basis) was calculated on the primary basis of the weighted average number of common shares outstanding that amounted to 28,337,402 (Fully Diluted--39,756,981 for the period ending March 31, 2003 (March 31, 2004 - 25,754,261). For the periods ending March 31, 2004 and 2003, the exercise of the options and warrants outstanding as at year end did not have a dilutive effect on the net income per share (see also Note 10(a)).

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED MARCH 31, 2004 AND 2003 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED MARCH 31, 2004 AND 2003 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED MARCH 31, 2004 AND 2003 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

         During the second fiscal quarter, ending March 31, 2004 the Company continued to pursue its plans for the commercialization of the mineral holdings of its wholly owned subsidiary, Clean Age Minerals, Inc. as its primary objective. Sustainable Forest Industries, Inc., the Company's wholly owned subsidiary involved in tropical timber, continued its efforts to develop market awareness for its products while the Company's subsidiaries active in the oil and natural gas sector focused on its operations to maintain production levels.

         The Company's performance during its second fiscal quarter ended March 31, 2004, was influenced by a variety of factors typical within the natural resource sectors which were beyond the control of management, such as the variability of the demand for and the pricing of crude oil and natural gas within the Company's operating areas and the demand and pricing, both domestically or internationally, for the Company's timber and industrial minerals. As in previous periods, the Company remained highly dependent on the revenues derived from the sale of its oil and natural gas production. During the quarter ending March 31, 2004, the Company's energy segments benefited from higher oil and gas prices. These benefits however did not translate into significantly higher net operating margins from the segment as a result of `down-hole' problems in several wells. The required incremental well repair work increased outlays in this expense category by roughly 75% ($112,106) over the prior year's quarter.

         During the quarter, the Company's direct expenditures related to the commercialization of its mineral holdings remained substantially constant as compared to prior year's period. Clean Age Minerals continued its ongoing contract extraction operations and mineral product deliveries from both its Calcium Carbonate mine in New Mexico and its Zeolite deposit in Texas. The focus of both operations has been on "seeding" the targeted markets with "trial material" to gain end-user awareness while developing market support inventory levels. As of March 31, 2004, commercial quality inventories of Calcium Carbonate have reached targeted levels of 25,000 tons as part of the Company's operating venture with ANP Inc., its project partner. Extraction and product preparation efforts associated with Clean Age Minerals' Zeolite deposit have also continued. The main focus for these efforts has been the Company's ongoing market introduction of its ReNuGen (TM) product which is based on its CA-Series environmental technology. To date, application testing of ReNuGen (TM) has been successful at several sites, Information gained from these test applications have been instrumental in increasing awareness and acceptance of the product with the targeted Waste Water Treatment industry. Additional applications for Clean Age Minerals' CA-Series engineered products are undergoing investigative work. The Company's efforts to commercialize the Sierra Kaolin products from its New Mexico Kaolin deposit are ongoing and are focused on product development as well as the identification of opportunities for both joint venturing and/or the internal development of Kaolin processing capabilities.

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

         For the three month period ending March 31, 2004, total operating revenues increased nominally by $27,382 (7.8%) while direct operating expenses increased by $104,966 (53.7%) as compared with the same quarter last year. The increase in direct operating expense is associated with increased levels of activity in all business segments but was most impacted by higher levels of expenditures for producing well maintenance within the oil and natural gas sector. For the quarter, the Company recorded a loss of $603,105 as compared to a loss of $576,404 for the prior fiscal year's first quarter.

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

                  (See Note 10 to the Company's Financial Statements)



Item 4            Submission of Matters to a Vote of Security Holders.

                  On March 25, 2004, the Company held its Annual Meeting of the Shareholders. At the Annual Meeting, the following matters were voted upon:

                  1. Election of Directors: The following persons were elected to serve as directors of the Company until the next Annual Meeting of
Shareholders: Dov Amir, Gary J. Novinskie, Alfonso Knoll, H. Paul Pryor, Robert
G. Graustein and Robert E. Martin. The votes for these directors were as follows:

NAME OF NOMINEE                FOR              AGAINST            ABSTAIN
---------------                ---              -------            -------
Dov Amir                   23,332,048              0             1,558,910
Gary J. Novinskie          23,321,846              0             1,569,112
Robert E. Martin           23,163,256              0             1,727,702
Alfonso Knoll              22,898,043              0             1,992,915
Robert G. Graustein        22,926,944              0             1,926,014
Lord Gilbert (John)        24,212,676              0               678,282
H. Paul Pryor              23,333,457              0             1,557,501


                  2. Ratification of Jay J. Shapiro as the Company's independent accountant for Fiscal Year 2004.

                      FOR              AGAINST            ABSTAIN
                  24,830,217           59,314              1,427

                  3. Approval of the Company's Non-Qualified Independent Director Stock Option Plan.

                      FOR              AGAINST            ABSTAIN
                  9,113,966           1,753,846         12,992,803

         The Company incorporates by reference its definitive Proxy Statement filed with the Securities and Exchange Commission on February 4, 2004, filed in accordance Regulation 14A under the Securities and Exchange Act of 1934, as amended.

Item 5            Other Information

                  a. Registrants Definitive Proxy Statement dated February 4, 2004.

                  b. The Company's prior auditor resigned in September 2004. Prior to his resignation, it was determined that the Company's prior auditor was not registered with the PCAOB as required by the Sarbanes Oxley Act of 2002, as amended. The Company replaced its prior auditor with Vasquez & Company (see the Company's Form 8-K dated September 14, 2004, Form 8-K dated December 2, 2004 and Form 8-K dated December 3, 2004). As such, the financials previously reported in the Company's prior filings listing the financial statements as of September 30, 2003 as audited were incorrect. This Third amendment properly notes that the financial statements as of September 30, 2003 originally filed by the Company in January 2004 were not "audited" due to the Company's prior auditor not being registered in accordance with the PCAOB. The Company's new auditor, Vazquez & Company, LLP, has re-audited the Company's financial statements for its fiscal year ending, September 30, 2003, which were filed by the Registrant in its First Amended Annual Report on Form 10-KSB for the period ending September 30, 2003 on or about January 11, 2005.


ITEM 6            Exhibits and Reports on Form 8-K

                  None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    DALECO RESOURCES CORPORATION


Dated:  February 22, 2005           By:  /s/ Gary J. Novinskie
                                         ---------------------------------
                                         Gary J. Novinskie, President


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          DALECO RESOURCES CORPORATION


Date:  February 22, 2005                   /s/ Gary J. Novinskie
                                         ---------------------------------
                                         Gary J. Novinskie
                                         President and Director


Date: February 22, 2005                    /s/ Dov Amir
                                         ---------------------------------
                                         Dov Amir
                                         Chief Executive Officer and Chairman of
                                         the Board of Directors

                                  CERTIFICATION


         I, Gary J. Novinskie, certify that:

         1. I have reviewed this Fourth Amended quarterly report on Form 10-QSB of Daleco Resources Corporation for the period ending March 31, 2004.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

Date: February 22, 2005                      /s/ Gary J. Novinskie
                                         -------------------------------------
                                         Gary J. Novinskie
                                         President and Chief Financial Officer

                                  CERTIFICATION


         I, Dov Amir, certify that:

         1. I have reviewed this Fourth Amended quarterly report on Form 10-QSB of Daleco Resources Corporation for the period ending March 31, 2004.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

Date: February 22, 2005                       /s/ Dov Amir
                                         -------------------------------------
                                         Dov Amir
                                         Chief Executive Officer

In connection with the Quarterly Report of Daleco Resources Corporation (the "Company") on Form 10-QSB for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on May 17, 2004, as amended May 28, 2004, as amended on November 22, 2004,and as amended on February 22, 2005 (the "Report"), I, Gary J. Novinskie, President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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


                                              /s/ Gary J. Novinskie
                                         -------------------------------------
                                         Gary J. Novinskie
                                         President and Chief Financial Officer
                                         February 22, 2005

In connection with the Quarterly Report of Daleco Resources Corporation (the "Company") on Form 10-QSB for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on May 17, 2004, as amended May 28, 2004, amended on November 22, 2004,and as amended on February 22, 2005 (the "Report"), I, Dov Amir, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (3) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (4) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                                              /s/ Dov Amir
                                         -------------------------------------
                                         Dov Amir
                                         Chief Executive Officer
                                         February 22, 2005