Form 10QSB/A
period 2004-06-30
DALECO RESOURCES CORP
filed 2005-02-23
CIK 746967

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

Commission File Number 0-12214
                       -------

                          DALECO RESOURCES CORPORATION
              ----------------------------------------------------
              Name of small business issue as specified in Charter

            Nevada                                      23-2860734
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)



         120 North Church Street
   West Chester, Pennsylvania 19380                        (610) 429-1258
----------------------------------------             ---------------------------
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

                                                        INDEX

                                                                                                               PAGE
PART I            FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS (Unaudited)..............................................................  3
                  Consolidated Balance Sheets...................................................................  3
                  Consolidated Statement Of Loss................................................................  5
                  Consolidated Statement Of Deficit.............................................................  6
                  Consolidated Statement Of Cash Flow...........................................................  7
                  Notes to Consolidated Financial Statements....................................................  8

ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS........................................................... 29

ITEM 3            CONTROLS AND PROCEDURES....................................................................... 32

PART II           OTHER INFORMATION............................................................................. 33

ITEM 2            CHANGE IN SECURITIES.......................................................................... 33

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................... 35

ITEM 6            Exhibits and Reports on Form 8-K.............................................................. 36

SIGNATURES...................................................................................................... 37

DALECO RESOURCES CORPORATION
CONSOLIDATED  BALANCE SHEETS AS OF JUNE 30, 2004 AND SEPTEMBER 30, 2003--
PREPARED BY MANAGEMENT (UNAUDITED) AND SEPTEMBER 30, 2003 (AUDITED)
======================================================================================================================
                                                                                JUNE 30, 2004       SEPTEMBER 30, 2003
                                                                                 (UNAUDITED)           (RE-AUDITED)
 ASSETS
CURRENT ASSETS
         Cash Accounts                                                          $    277,447           $    428,988
         C/Ds                                                                        138,377                136,000
         Account receivables                                                         493,888                423,935
         Prepaid Mineral Royalties (note 5c)                                         300,297                270,297
         Other Current Assets                                                          4,569                  4,569
                                                                                ------------           ------------
                               TOTAL CURRENT ASSETS                             $  1,214,578           $  1,263,789
                                                                                ------------           ------------
OTHER ASSETS
         Prepaid Mineral Royalties L/T                                          $    265,190           $    265,190
         Debt Placements Costs                                                       869,861                584,815
         Accumulated Amortization                                                   (632,323)              (584,815)
                  Net Debt Placement Costs                                           237,538                      0
         Equity Placement Costs                                                            0                      0
         Accumulated Amortization Equity Costs                                             0                      0
                  Net Equity Placement                                                     0                      0
                               TOTAL OTHER ASSETS                               $    502,728           $    265,190
                                                                                ============           ============
Fixed Assets
         Oil and Gas Properties (note 3)                                        $ 12,607,950           $ 12,607,950
         Accumulated DD&A                                                         (7,757,950)            (7,307,950)
                  Net Oil and Gas Property                                         4,850,000              5,300,000
         Mineral Properties (note 5)                                              12,609,100             12,609,100
         Accumulated DD&A                                                           (150,000)              (100,000)
                  Net Mineral Property                                            12,459,100             12,509,100
         Timber Properties (note 4)                                                1,028,342              1,028.342
         Accumulated DD&A                                                         (1,028,342)            (1,028,342)
                  Net Timber Property                                                      0                      0
         Technology/Patent Rights (note 6)                                         7,767,000              7,767,000
         Accumulated DD&A                                                         (2,722,158)            (2,166,123)
                  Net Tech./Patent Rights                                          5,044,842              5,600,877
         Property, Equipment, Furniture & Fixtures                                   514,749                514,749
         Accum. Depr (P, E, P &  P)                                                 (502,486)              (493,998)
                  Net (P, E, P & P)                                                   12,263                 20,751
         Leasehold Improvements                                                            0                      0
         Accu. Amort. (Lse. Improvements)                                                  0                      0
                  Net Lse. Improvements                                                    0                      0
                               TOTAL FIXED ASSETS                               $ 22,366,205           $ 23,430,728
                                                                                ============           ============
                               TOTAL ASSETS                                     $ 24,083,511           $ 24,959,707
                                                                                ============           ============



                                   SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED  BALANCE SHEETS AS OF JUNE 30, 2004 AND SEPTEMBER 30, 2003--
PREPARED BY MANAGEMENT (UNAUDITED) AND SEPTEMBER 30, 2003 (AUDITED)
===================================================================================================================
                                                                                 JUNE 30, 2004   SEPTEMBER 30, 2003
                                                                                  (UNAUDITED)       (RE-AUDITED)
LIABILITIES
CURRENT LIABILITIES
         Trade A/P                                                               $  1,009,211       $    970,347
         Notes Payable (note 7)                                                       142,543            142,543
         Note Due related Pty (note 8)                                                751,310            733,410
         HFI Financing (note 10a)                                                           0          5,154,783
         Loans--1st Regional (note 10d)                                               100,000            100,000
         CAMI Notes                                                                   514,881            514,881
         Sonata and Standard Energy  Financing (notes 7b and 10b)                     221,126                  0
         Accrued Interest Expense (notes 10a and 10b)                                 352,580          1,786,871
         Accrued Dividend Expense (notes 11d and 16)                                2,265,590          1,248,043
         Accrued Expense Reimbursements                                                77,865             60,187
         Accrued Salary Expense                                                       582,582            364,351
                              TOTAL CURRENT LIABILITIES                          $  6,017,688       $ 11,075,416
                                                                                 ------------       ------------
LONG TERM LIABILITIES
                Long Term Debt                                                   $    321,208       $          0
                 Mandatory Redeemable Preferred                                       400,000            400,000
         Total Long Term Debt                                                    $    721,208       $    400,000
                                                                                 ------------       ------------
                              TOTAL LIABILITIES                                  $  6,738,896       $ 11,475,416
                                                                                 ------------       ------------
EQUITY
         Beginning Retained Earnings                                             $(21,273,518)      $(22,421,362)
         Current Period Income/(loss)                                                (413,670)        (2,672,386)
         Dividends Paid (Cash & Stock)                                                      0            (10,000)
         Add. Paid in Capital                                                      38,746,579         38,322,019
         Preferred Stock (note 11)                                                      1,850              3,100
         Common Stock (note 11)                                                       283,374            262,849

                                       TOTAL EQUITY                              $ 17,344,615       $ 13,484,291
                                                                                 ------------       ------------
                              TOTAL LIABILITIES AND EQUITY                       $ 24,083,511       $ 24,959,707
                                                                                 ============       ============




                                   SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF LOSS FOR THE QUARTERS ENDING AND THE NINE MONTHS
ENDING June 30, 2004 AND 2003 -- PREPARED BY MANAGEMENT (UNAUDITED)
==================================================================================================================================
                                                                           3 Months Ending                    9 Months Ending
                                                                        2004             2003            2004              2003
                                                                     ---------        ---------       -----------      -----------

REVENUE
     O&G Sales                                                       $ 328,271        $ 380,984       $   958,036      $ 1,053,044
     N P I Receipts                                                      -----            -----             -----            -----
     Royalty Receipts                                                    8,924           11,019            25,913           23,038
     Timber Sales                                                        -----           20,000             -----           20,000
     Mineral Sales                                                         271            -----            25,670            -----
              Total Operating Income                                 $ 337,467        $ 412,004       $ 1,009,619      $ 1,096,082
                                                                     ---------        ---------       -----------      -----------
     Interest Income                                                     -----            -----             -----            -----
     Well Management                                                    41,506           16,505            99,517           50,122
     Other Income                                                        -----           20,000         5,823,250           20,000
              Total Other Income                                     $  41,506        $  36,505       $ 5,922,767          $70,122
                                                                     ---------        ---------       -----------      -----------
              Total Income                                           $ 378,973        $ 448,509       $ 6,932,386      $ 1,166,204
                                                                     =========        =========       ===========      ===========
EXPENSES
     LOE - Oil and Gas                                               $ 101,565        $ 125,311       $   575,516      $   431,536
     LOE--Timber                                                           950              600             6,950            9,600
     LOE--Minerals                                                       8,209           18,109            79,084           67,247
     N P I Exp.                                                          -----            -----             -----            -----
     Prod Tax                                                           27,695           29,626            73,804           83,141
     DD&A (Fixed Assets)                                               360,066          346,256         1,064,523          988,768
     Third Party Distributions                                           8,582            7,040            24,726           16,877
              Total Operational Expense                              $ 507,066        $ 526,942       $ 1,824,604      $ 1,597,169
                                                                     ---------        ---------       -----------      -----------
     Interest Expense                                                   37,544          215,698           222,997          560,446
     General and Administrative Expenses                               178,384          162,482           516,927          387,944
     Legal and Professional Fees                                        41,575           28,736           181,383          261,119
     Financial Advisor Fees                                              -----            -----             -----            -----
     Shareholder Information                                             4,321            2,686            31.220            4,527
     Amortization of Debt Costs                                         23,754            -----            47,508            -----
     Amortization of Goodwill                                            -----            -----             -----            -----
              Total Expenses                                         $ 792,643        $ 936,544       $ 2,824,638      $ 2,811,206
                                                                     ---------        ---------       -----------      -----------
      Net Income (Loss) before gain on debt forgiveness              $(413,670)       $(488,035)      $(1,679,938)     $(1,645,003)
     (Note 10)
      Basic and Fully Diluted Net Loss per Common Share                 ($0.01)          ($0.02)           ($0.06)          ($0.06)
      Gain On Debt forgiveness (Note 10)                                   N/A              N/A       $ 5,787,687              N/A
      Basic / Fully Diluted Net Effect Gain (Loss)/Share (Note 10)         N/A              N/A       $0.20/$0.15              N/A
      Net Income (Loss) After gain on debt forgiveness (Note 10)           N/A              N/A       $ 4,107,748              N/A
     Basic / Fully Diluted Net Loss per Common Share (Note 10)             N/A              N/A       $0.15/$0.10              N/A


                                           SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF DEFICIT FOR THE NINE MONTHS
ENDED JUNE 30, 2004 AND 2003 - PREPARED BY MANAGEMENT (UNAUDITED)
====================================================================================================

                                                                        2004              2003
                                                                     ------------      ------------
DEFICIT - BEGINNING OF PERIOD                                        $(25,103,748)     $(22,421,366)

Net loss for the 9 month period                                         4,107,748        (1,645,002)

Dividends on Preferred Stock                                             (691,188)          (10,000)

DEFICIT - END OF PERIOD                                              $(21,687,188)     $(24,076,368)
                                                                     ============      ============












                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE QUARTERS ENDING AND NINE MONTHS
ENDING JUNE 30, 2004 AND 2003 - PREPARED BY MANAGEMENT (UNAUDITED)

                                                                    3 Months Ending                    9 Months Ending
                                                                  2004             2003              2004             2003
                                                                  ----             ----              ----             ----
OPERATING ACTIVITIES
Net Income/( loss) for the period                              $(413,670)       $(488,035)      $ 4,107,748      $(1,645,002)
Items not affecting working capital
     Change in DD & A for period                               $ 360,066        $ 346,306       $ 1,065,523      $   988,768
     Debt Amortization                                            23,754            -----            47,508            -----
     Gain (Loss) on debt forgiveness                               -----            -----        (5,787,687)           -----
                  Sub Total                                    $ 383,819        $ 346,306       $(4,675,657)     $   988,768
                                                               ---------        ---------       -----------      -----------
Items affecting Working Capital:
     (Increase) Decrease in other assets                       $   -----        $   -----       $  (261,293)     $       800
     (Increase) Decrease in Pre-paid Royalties                     -----            -----           (30,000)
     (Increase) Decrease in accounts receivable                   18,209           (5,849)          (69,953)         457,487
     Increase/(Decrease) in Partnership Accrued Distribution       -----            -----             -----            -----
     Increase (Decrease) in Trade payables                        44,461          115,787            38,864         (251,557)
     Increase. (Decrease) in other Accrued Expenses               88,027           33,787           235,909          128,667
     Gain/(loss) on Sale of Properties                             -----           17,268            34,700           17,268
                  Sub Total                                    $ 150,697        $ 161,180       $   (51,773)     $   352,685
                                                               ---------        ---------       -----------      -----------

CASH PROVIDED (USED) FOR OPERATING ACTIVITIES                  $ 120,846        $  19,451       $  (619,682)     $  (303,669)
                                                               ---------        ---------       -----------      -----------

INVESTING ACTIVITIES
     (Increase)/decrease in Investment in Subsidiaries         $  ------        $   -----       $     -----      $     -----
     Leasing, Acquisition and Well Costs Incurred                 ------            -----             -----

CASH PROVIDED FROM/(USED FOR) INVESTING ACTIVITIES             $  ------        $   -----       $     -----      $     -----

FINANCING ACTIVITIES
     Increase/(decrease) Notes due Related Parties             $   8,900        $   8,000           $17,900      $    27,000
     Increase/(decrease) Other Notes due                         (65,762)           -----           542,334            -----
     Increase/(decrease) Accrued Interest                         22,898          (50,928)       (1,434,291)         (82,817)
     Increase/(decrease) Accrued Dividends                       (67,361)          75,000         1,017,547          245,000
     Dividends Paid                                                -----          (10,000)            -----          (10,000)
     Proceeds of Equity Issuance                                   -----            -----           287,029          357,075
     Proceeds of L/ Debt   -                                       -----            -----            40,000         (300,000)
CASH PROVIDED FROM/(USED FOR) FINANCING ACTIVITIES             $(101,326)       $  22,072       $   470,518      $   236,268
                                                               ---------        ---------       -----------      -----------
NET INCREASE/(DECREASE) IN CASH FOR PERIOD                     $ 19,520         $  41,623       $  (149,164)     $   (67,311)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                $ 396,304        $ 518,848          $564,988      $   625,682
                                                               ---------        ---------       -----------      -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                      $ 415,824        $ 558,371          $415,824      $   558,371
                                                               =========        =========       ===========      ===========
     CHANGE IN CASH FY  3RD QTR.                               $  19,520        $  41,523       $  (149,164)     $   (67,311)
                                                               =========        =========       ===========      ===========


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

3.       OIL AND GAS AND EQUIPMENT

                                                                   June 30,          June 30,
                                                                    2004              2003
                                                                 -----------       -----------
Proven lease acreage costs                                       $ 5,429,996       $ 5,429,996

Proven undeveloped lease acreage costs                           $ 1,745,810       $ 1,745,810

Well costs                                                       $ 5,432,145       $ 5,432,145
                                                                 -----------       -----------
                                                                 $12,607,950       $12,607,950

Accumulated depletion, depreciation and amortization               7,757,950         6,707,950
                                                                 -----------       -----------
                                                                 $ 4,850,000       $ 5,900,000
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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 2004 AND 2003--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
6.       PATENTS & TECHNOLOGY

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 2004 AND 2003--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
         (See Note 11(b)-- Warrants) $75,000 in principal amount plus accrued interest due to Sonata Investment Company, Ltd. ("Sonata") was paid to Sonata on November 30, 2001. On June 7, 2002, Mr. Lincoln converted his
         Note in the amount of $20,000, plus accrued and unpaid interest of $13,528, into 49,818 shares of common stock. The debt was converted at a price of $.673 per share, which represented the average of the bid and closing prices for the five day period prior to the conversion. Presently, only two of the 4 Notes comprising $50,000, in the aggregate, of the original $145,000 remain outstanding. On August 1, 2001, the Company borrowed $42,000 from Standard Energy Company. This loan earned interest at 2% per annum. The Standard Energy Company loan was satisfied on November 30, 2001. Since June 30, 2002, only two of the original four (4) notes, each in the face amount of $25,000, remain outstanding. The accrued but unpaid interest on these two notes as of June 30, 2004 is $ 32,488.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 2004 AND 2003--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
         (4) Note dated June 17, 2002 bearing interest at the rate of 7% in the principal amount of $137,000.

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

                  As a result of the net benefit resulting from Sonata's acquisition of the Heller Loan as set forth above, the "Earnings Per Share Calculations" for the quarter ending December 31, 2003, the fiscal quarter when the transaction occurred, was recorded as follows:

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 2004 AND 2003--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                                           Fiscal Quarter Ending
                                                           ---------------------
                                                                 12/31/03
                                                                 --------

Net Income (loss) (before gain on debt forgiveness)             $(663,163)
Basic and Fully Diluted Income (loss)/Share,                        ($.02)
(calculated on 28,307,975 shares outstanding)

Gain on debt forgiveness                                       $5,787,687
Net Gain (Loss)/share, Basic and fully Diluted                  $.20/$.15

Net Income (loss)(including gain on debt forgiveness)          $5,124,523
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

11.      CAPITAL STOCK

                                                                                                          NUMBER OF
                                                                                                           SERIES B
                                                                               NUMBER OF SERIES           PREFERRED
                                                  NUMBER OF COMMON                  A PREFERRED          SHARES PAR
                                                 SHARES, PAR VALUE            SHARES PAR VALUE          VALUE $0.01
                                                   $0.01 PER SHARE          $0.01 PER SHARE (1)       PER SHARE (1)
                                                 -----------------          -------------------       -------------
Balance as of June 30, 2003                             25,754,261                        8,000             375,000
Issuance on the conversion of (2)                        1,520,000                                         (190,000)
     Series B Preferred
Issuance on Payment of Dividends (2)                       552,950
     On Series B Preferred
Issuance to Sonata as payment for (3)                      250,000
     L/T Debt Financing
Issuance on Terms of Terra Silex Financing(4)              220,169
Issuance on payment of obligations (5)                      40,022
     By H. P. Pryor, a Director of the Company &
     Mr. Lyons, a printer used by the Company
     R.A. Lenser and Associates

Ending Balance as of June 30, 2004                      28,337,402                        8,000             185,000
                                                        ----------                        -----             -------

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 2004 AND 2003--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
         (1) Of the 5,900,000 options outstanding, 4,830,000 are held by current officers, directors and employees of the Company. The exercise price for the options held by insiders range from $0.25 per share to $1.08 per share.

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

         (2) On November 28, 2001, a total of 435,941 warrants to purchase common stock were granted to Sonata Investment Ltd. (warrants for 395,273 shares of common stock ("Sonata Warrant")) and Standard Energy (warrants for 40, 668 shares of common stock ("Standard Warrant")) as consideration for entering into the Loan Conversion Agreement dated

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
ENDED JUNE 30, 2004 AND 2003--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
         August 1, 2001. The Loan Conversion Agreement extended the date by which the Company had to satisfy its obligations to both Sonata Investment Company, Ltd. ("Sonata") (See Note 10(b)) and Standard Energy Company ("Standard") and granted both Sonata and Standard the right to convert the debt into common stock of the Company at such time as the Company advised Sonata and Standard of its intent to satisfy the Company's obligations to one or both entities. Sonata and Standard are affiliated entities. The exercise price was fixed at $1.05. The Sonata and Standard Warrants were to have expired August 1, 2002. However, the Company agreed to extend the termination date of the Sonata and Standard Warrants until July 31, 2004 in exchange for Sonata's relinquishing its twenty percent (20%) interest in the net profits of the Company's subsidiary Sustainable Forest Industries, Inc. (See Note 10(b)). As additional consideration for the acquisition of the Heller Loan, the expiration date for the Sonata and Standard Warrants was extended until December 31, 2007. 250,000 warrants were also issued to Sonata Investment Company as additional consideration for acquisition the Heller Loan at an exercise price of $.906 per share with an expiration date of December 31, 2007 (See Note 10(a)).

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

         Mr. Erlich has filed a Cross Complaint against the Company for payment of his obligation under his guarantee and his loans to the Company. (See Note 7(a)). The Company and Mr. Erlich have agreed to stay his counterclaim until January 1, 2005 during which time the Company can satisfy the Erlich Note (See Note 7(d)) and the suit will be dismissed.

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

                          DALECO RESOURCES CORPORATION


Date: February 22, 2005                            /S/ Gary J. Novinskie
                                                   -----------------------------
                                                   Gary J. Novinskie
                                                   President and Director


Date: February 22, 2005                            /S/ Dov Amir
                                                   -----------------------------
                                                   Dov Amir
                                                   Chief Executive Officer and
                                                   Chairman of the Board of
                                                   Directors

                                  CERTIFICATION


         I, Gary J. Novinskie, certify that:

         1. I have reviewed this quarterly report on the Second Amended Form 10-QSB of Daleco Resources Corporation for the period ending June 30, 2004.

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

Date: February 22, 2005                                  /s/ Gary J. Novinskie
                                                         -----------------------
                                                         Gary J. Novinskie
                                                         President and Chief
                                                         Financial Officer

                                  CERTIFICATION


         I, Dov Amir, certify that:

         1. I have reviewed this quarterly report on Second Amended Form 10-QSB of Daleco Resources Corporation for the period ending June 30, 2004.

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

Date: February 22, 2005                                  /s/ Dov Amir
                                                         -----------------------
                                                         Dov Amir
                                                         Chief Executive Officer

In connection with the Quarterly Report of Daleco Resources Corporation (the "Company") on Form 10-QSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on August 12, 2004, as amended on December 1, 2004 and as amended on February 22, 2005 (the "Report"), I, Gary J. Novinskie, President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                                                           /s/ Gary J. Novinskie
                                                           ---------------------
                                                           Gary J. Novinskie
                                                           President and Chief
                                                           Financial Officer
                                                           February 22, 2005

In connection with the Quarterly Report of Daleco Resources Corporation (the "Company") on Form 10-QSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on August 12, 2004, as amended on December 1, 2004 and as amended on February 22, 2005 (the "Report"), I, Dov Amir, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

      (3) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (4) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                                                       /S/ Dov Amir
                                                       -------------------------
                                                       Dov Amir
                                                       Chief Executive Officer
                                                       February 22, 2005