Form 10QSB
period 2005-03-31
DALECO RESOURCES CORP
filed 2005-05-16
CIK 746967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ______________

Commission File Number 0-12214

                          DALECO RESOURCES CORPORATION
              Name of small business issue as specified in Charter

Nevada                                            23-2860734
(State or other jurisdiction of incorporation or  (IRS Employer Identification Number)
organization)

120 North Church Street
West Chester, Pennsylvania 19380                  (610) 429-1258
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

Number of shares outstanding of the issuer's common stock as of March 31, 2005:
28,693,043

Number of shares outstanding of the issuer's Series A preferred stock as of March 31, 2005: 8,000

Number of shares outstanding of the issuer's Series B preferred stock as of March 31, 2005: 185,000

                                      INDEX

                                                                     PAGE

PART I     FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS (Unaudited)........................     3
           Consolidated Balance Sheet..............................     3
           Consolidated Statements Of Loss.........................     5
           Consolidated Statement Of Shareholders' Equity (Deficit)     6
           Consolidated Statements Of Cash Flow....................     7
           Notes to Consolidated Financial Statements..............     8

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.....................    29

ITEM 3     CONTROLS AND PROCEDURES.................................    31

PART II    OTHER INFORMATION.......................................    33

ITEM 2     CHANGE IN SECURITIES....................................    33

ITEM 3     HELLER DEBT.............................................    34

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....    37

ITEM 5     OTHER INFORMATION.......................................    38

ITEM 6     Exhibits and Reports on Form 8-K........................    38

SIGNATURES.........................................................    39


DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2005
PREPARED BY MANAGEMENT (UNAUDITED)


                                                 MARCH 31, 2005

ASSETS
CURRENT ASSETS
      Cash Accounts                                    $187,774
      C/Ds                                              133,120
      Account receivables                               594,391

      Other Current Assets                                4,569
                                                 --------------

              TOTAL CURRENT ASSETS                     $919,854
                                                 --------------

OTHER ASSETS
      Prepaid Mineral Royalties L/T                    $624,567
      Debt Placement Costs                              878,661
      Accumulated Amortization                         (705,966)
      Net Debt Placement Costs                          172,695
      Equity Placement Costs                              1,800
      Accumulated Amortization Equity Costs                (450)
      Net Equity Placement                                1,350
      Other Assets                                      171,836
                                                 --------------

               TOTAL OTHER ASSETS                      $970,448
                                                 --------------

FIXED ASSETS
      Oil and Gas Properties (note 3)               $12,607,950
      Accumulated DD&A                               (8,207,950)
           Net Oil and Gas Property                   4,400,000
      Mineral Properties (note 5)                    12,609,100
      Accumulated DD&A                                 (300,000)
           Net Mineral Property                      12,309,100
      Timber Properties (note 4)                      1,028,342
      Accumulated DD&A                               (1,208,342)
           Net Timber Property                              ---
      Technology/Patent Rights (note 6)               7,767,000
      Accumulated DD&A                               (3,773,582)
           Net Tech./Patent Rights                    3,993,418
      Property, Equipment, Furniture & Fixtures         514,749
      Accum. Depr (P, E, F & F)                        (511,024)
           Net (P, E, F & F)                              3,725
               TOTAL FIXED ASSETS                   $20,706,243
                                                 --------------

                      TOTAL ASSETS                  $22,596,545
                                                 --------------




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2005
PREPARED BY MANAGEMENT (UNAUDITED)


                                                                  MARCH 31, 2005

LIABILITIES
CURRENT LIABILITIES
      Trade A/P                                                    $1,021,616
      Notes Payable (note 7)                                          137,543
      Note Due related Pty (note 8).                                  781,610
      HFI Financing (note 10a)                                            ---
      Loans--1st Regional (note 10d)                                  100,000
      CAMI Notes                                                      514,881
      Sonata and Standard Energy Financing (notes 7b and 10b)         218,333
      Accrued Interest Expense (notes 10a and 10b)                    545,881
      Accrued Dividend Expense (notes 11d and 16)                   1,821,000
      Accrued Expense Reimbursements                                  111,847
      Accrued Salary Expense                                          814,875
      Mandatory Redeemable Preferred Stock                            400,000
                                                               --------------

                  TOTAL CURRENT LIABILITIES                        $6,467,586
                                                               --------------

LONG TERM LIABILITIES
      Long Term Debt                                                 $196,577
      Mandatory Redeemable Preferred Stock                                ---
                      TOTAL LIABILITIES                            $6,664,163
                                                               --------------

EQUITY
      Beginning Retained Earnings                                $(22,813,627)
      Current Period Income/(loss)                                   (551,697)
      Dividends Paid (Cash & Stock)                                  (407,416)
      Add. Paid in Capital                                         39,416,342
      Preferred Stock (note 11)                                         1,850
      Common Stock (note 11)                                          286,930
                         TOTAL EQUITY                             $15,932,382
                                                               --------------

                 TOTAL LIABILITIES AND EQUITY                     $22,596,545
                                                               --------------




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF LOSS FOR THE QUARTERS ENDED AND THE SIX MONTHS ENDED MARCH 31, 2005 AND 2004 -- PREPARED BY MANAGEMENT (UNAUDITED)


                                                       3 Months Ended           6 Months Ended
                                                         2005        2004         2005        2004
                                                   ----------  ----------  -----------  ----------
REVENUE
  O&G Sales                                          $394,352    $286,105     $689,092    $629,765
  Royalty Receipts                                      9,670       8,972       20,794      16,988
  Mineral Sales                                         8,198       6,918       21,237      25,399
  Well Management                                      41,506      41,506       83,012      58,011
                                                   ----------  ----------  -----------  ----------

     Total revenue                                   $453,726    $343,501     $814,135    $730,163
                                                   ----------  ----------  -----------  ----------

EXPENSES
  LOE -- Oil and Gas                                 $123,599    $260,108     $314,835    $473,951
  LOE---Timber                                            ---       2,700          ---       6,000
  LOE---Minerals                                        3,950      11,391       19,450      70,875
  Prod Tax                                             27,807      20,970       50,638      46,110
  DD&A (Fixed Assets)                                 347,209     360,016      732,275     704,457
  Third Party Distributions                               ---       7,223       10,308      16,144
  General and Administrative Expenses                 199,965     163,583      362,695     338,543
  Legal and Professional Fees                          95,397      64,094      152,255     139,809
  Shareholder Information                              13,575      23,702       17,771      26,900
  Amortization of Debt Costs                           24,914      23,754       49,829      23,754
  Amortization of Goodwill                                225         ---          450         ---
                                                   ----------  ----------  -----------  ----------

     Total Expenses                                  $836,641    $937,541   $1,710,506  $1,846,543
                                                   ----------  ----------  -----------  ----------

OTHER INCOME (EXPENSES)
  Interest Income                                           7         ---            7         ---
  Interest Expense                                   (168,789)    (43,765)    (207,278)   (185,453)
  Other Income                                            ---      34,700       24,800   5,823,250
                                                   ----------  ----------  -----------  ----------

     Total other income (loss), net                 $(168,782)    $(9,065)   $(182,478) $5,637,797
                                                   ----------  ----------  -----------  ----------

Loss before provision for income taxes              $(551,697)  $(603,105) $(1,078,842) $4,521,417
Provision for income taxes                                ---         ---          ---         ---
                                                   ----------  ----------  -----------  ----------

Net Loss (Note 10)                                  $(551,697)  $(603,105) $(1,078,842) $4,521,417
                                                   ----------  ----------  -----------  ----------

Less: Dividends on Class A and B preferred shares     (36,631)    (46,798)     (83,907)    (95,968)
                                                   ----------  ----------  -----------  ----------

Net loss attributable to common shareholders        $(588,328)  $(649,903) $(1,162,749) $4,425,449
                                                   ----------  ----------  -----------  ----------

Basic and Fully Diluted Net Loss per Common Share       ($.02)      ($.02)       ($.04)  $.16/$.11

Weighted average number of shares of
  common shares outstanding
  Basic                                            28,693,043  28,337,402   28,693,043  28,337,402
  Diluted                                          38,142,622  39,356,981   38,142,622  39,356,981




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 -- PREPARED BY MANAGEMENT (UNAUDITED)


                                       MARCH 31, 2005
                                       --------------


COMMON STOCK OUTSTANDING
  Shares
         Beginning of Period               28,693,043
         Issued                                     0
         Cancelled                                  0
         End of Period                     28,693,043
                                       --------------

  VALUE AT PAR ($.01/SHARE)                  $286,930

PREFERRED STOCK OUTSTANDING
  Shares Class "A"
         Beginning of Period                        0
         Present as Debt                            0
         End of Period                              0
  Value at Par ($.01/Share)                        $0
  Shares Class "B"
         Beginning of Period                  185,000
         Issued                                     0
         Cancelled                                  0
         End of Period                        185,000
  Value at Par ($.01/Share)                    $1,850
                                       --------------

  PREFERRED VALUE AT PAR ($.01/SHARE)          $1,850

ADDITIONAL PAID IN CAPITAL
         Beginning of Period              $39,416,342
         Equity Issuance Other                      0
         End of Period                    $39,416,342
                                       --------------

ACCUMULATED RETAINED
EARNINGS/(DEFICIT)
         Beginning of Period             $(22,813,627)
         Income/Loss for Year                (551,697)
         Dividends                           (407,416)
                                       --------------

         End of Period                   $(23,772,740)

EQUITY
         Beginning of Period              $16,891,496
         End of Period                    $15,932,383
                                       --------------

         Change in Equity for Period        $(959,113)



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOW FOR THE QUARTERS ENDED AND SIX MONTHS ENDED MARCH 31, 2005 AND 2004 -- PREPARED BY MANAGEMENT (UNAUDITED)


                                                       3 MONTHS ENDED          6 MONTHS ENDED
                                                    --------------------  ------------------------
                                                         2005       2004         2005         2004
                                                    ---------  ---------  -----------  -----------


OPERATING ACTIVITIES
Net Income/(loss) for the period                    $(551,697) $(603,105) $(1,078,842)  $4,521,418
                                                    ---------  ---------  -----------  -----------

Items not affecting working capital
   Change in DD & A for period                       $347,209   $383,770     $732,275     $728,211
   Debt Amortization                                   25,139     23,754       50,279       23,754
   Gain on Debt Forgiveness                               ---        ---          ---   (5,787,687)
                                                    ---------  ---------  -----------  -----------

                     Sub Total                       $372,348   $407,524     $782,554  $(5,035,722)
                                                    ---------  ---------  -----------  -----------

Items affecting Working Capital:
   (Increase) Decrease in other assets              $(171,836)      $---    $(212,436)   $(315,046)
   (Increase) Decrease in accounts receivable         (39,054)     9,029      (15,794)     (88,162)
   Increase (Decrease) in Trade payables              (24,282)  (851,908)      83,006       (5,597)
   Increase.(Decrease) in other Accrued Expenses      102,247     66,027      176,464      147,882
   Gain/(loss) on Sale of Properties                      ---     34,700          ---       34,700
                                                    ---------  ---------  -----------  -----------

                     Sub Total                      $(132,925) $(742,152)     $31,240    $(226,223)
                                                    ---------  ---------  -----------  -----------

CASH USED FOR OPERATING ACTIVITIES                  $(312,274) $(937,733)   $(265,048)   $(740,527)
                                                    ---------  ---------  -----------  -----------


INVESTING ACTIVITIES
   Sale of fixed assets                              $542,621       $---     $542,621         $---
                                                    ---------  ---------  -----------  -----------

CASH PROVIDED FROM INVESTING ACTIVITIES              $542,621       $---     $542,621         $---
                                                    ---------  ---------  -----------  -----------

FINANCING ACTIVITIES
   Increase (decrease) Notes due Related Parties         $---     $6,000      $30,300       $9,000
   Increase (decrease) Other Notes due                  5,000        ---        5,000          ---
   Increase (decrease) Sonata Note Due                (38,900)   (23,606)    (108,052)     608,096
   Increase (decrease) Accrued Interest                27,881     69,926      185,943   (1,457,189)
   Increase (decrease) Accrued Dividends               91,388    850,590     (198,242)   1,084,907
   Dividends Paid                                    (370,785)       ---     (370,785)         ---
   Proceeds of Equity Issuance                            ---     26,867      100,150      287,029
   Proceeds of L/T Debt                                   ---        ---          ---       40,000
                                                    ---------  ---------  -----------  -----------

CASH PROVIDED FROM/(USED FOR) FINANCING ACTIVITIES  $(285,416)  $929,777    $(355,687)    $571,843
                                                    ---------  ---------  -----------  -----------

NET INCREASE/(DECREASE) IN CASH FOR PERIOD           $(55,069)   $(7,956)    $(78,114)   $(168,684)
                                                    ---------  ---------  -----------  -----------

CASH AND CASH EQUIVALENTS -- BEGINNING OF PERIOD     $375,963   $404,260     $399,008     $564,988
CASH AND CASH EQUIVALENTS -- END OF PERIOD           $320,894   $396,304     $320,894     $396,304
                                                    ---------  ---------  -----------  -----------

CHANGE IN CASH AND CASH EQUIVALENTS FOR THE PERIOD   $(55,069)   $(7,956)    $(78,114)   $(168,684)
                                                    ---------  ---------  -----------  -----------

SUPPLEMENTARY DISCLOSURE OF NON-CASH TRANSACTIONS
   Issuance of common stock for services performed      $ ---      $ ---     $100,150     $253,367
   Payment of dividends in-kind                      $370,785      $ ---     $370,785        $ ---
   Conversion of debt to equity                         $ ---    $26,867        $ ---     $ 26,867



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS
ENDED MARCH 31, 2005 AND 2004 - PREPARED BY MANAGEMENT (UNAUDITED)


1. CONTINUED OPERATIONS

    The Company's audited financial statements for its fiscal year ended September 30, 2004, were audited by the accounting firm of Vasquez & Company LLP and filed with the Securities and Exchange Commission on January 18, 2005. Vasquez & Company was retained by the Company to replace its prior auditor, Jay
J. Shapiro, who resigned as the Company's auditor on September 9, 2004. (See the Company's Form 8-K dated September 14, 2004, Form 8-K dated December 2, 2004 and Form 8-K dated December 3, 2004). The Audited Numbers referenced herein are taken from the Company's Audited Financial Statements as filed on January 18, 2005.

    The financial statements have been prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. For the quarter ended March 31, 2005, the Company reported a loss of $551,697. The ability of the Company to meet its total liabilities of $6,664,161, and to continue as a going concern is dependent upon the availability of future funding, achieving profitable timber operations and successful development of its mineral assets. On July 24, 2002 ("Closing Date"), the Company entered into a $10,000,000 Equity Line of Credit Agreement with Cornell Capital Partners, L.P. ("CCP"). As part of the transaction, the Company issued to CCP a two year convertible debenture in a face amount of $300,000. The debenture is convertible into common stock at a price equal to the lesser of 120% of the final bid price on the Closing Date or 80% of the average lowest three closing bid prices as reported by Bloomberg of the Company's common stock for the five trading days immediately preceding the date of the conversion. The equity line provides for the Company to draw down $75,000 per week over a three year period. In accordance with the provisions of the Equity Line of Credit, the Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission, which became effective on November 7, 2002. Commencing in November 2002 and concluding in January 2003, CCP converted the entire Debenture in 5,027,881 shares of common stock at an average price per share of $0.117 when including all other fees and costs associated with the issuance of the debentures and $0.06 if just the conversion price without including other fees and costs. The Equity Line of Credit expires in accordance with its terms on November 6, 2005.

    The Company will continue to seek and evaluate "project specific" funding commitments and other capital funding alternatives if and as they become available.

    As of March 31, 2005, the Company was in default of certain debt obligations (See Notes 7, 8 and 14 below). The holders of these instruments are working with the Company to achieve satisfaction of the obligations.

DALECO RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS
ENDED MARCH 31, 2005 AND 2004 - PREPARED BY MANAGEMENT (UNAUDITED)



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    A. BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of Daleco Resources and Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying un-audited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

    These financial statements should be read in conjunction with the financial statements and footnotes on Form 10-KSB for the fiscal year ended September 30, 2004.


    B. USE OF ESTIMATES

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


    C. BASIS OF CONSOLIDATION

    The consolidated financial statements of Daleco Resources Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company and its wholly-owned subsidiaries Westlands Resources Corporation, Sustainable Forest Industries Inc., Deven Resources, Inc., Tri-Coastal Energy, Inc., Tri-Coastal Energy, L.P., Clean Age Minerals Incorporated, and C.A Properties, Inc. The Company's investments in oil and gas leases are accounted for using proportionate consolidation whereby the Company's prorata share of each of the assets, liabilities, revenues and expenses of the investments are aggregated with those of the Company in its financial statements. The Companies investments in minerals are accounted for using purchase accounting methods. All significant inter-company transactions and balances have been eliminated in the consolidation.

DALECO RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS
ENDED MARCH 31, 2005 AND 2004 - PREPARED BY MANAGEMENT (UNAUDITED)



    D. OIL AND GAS PROPERTIES AND EQUIPMENT

    The Company follows the successful efforts method of accounting for the costs of exploration and development activities. Direct acquisition costs of developed and undeveloped leases are capitalized. Costs of undeveloped leases on which proved reserves are found are transferred to proven oil and gas properties. Each undeveloped lease with significant acquisition cost is reviewed periodically and a valuation allowance provided for any estimated decline in value. Capitalized costs of proved developed leases are charged to income on the units-of-production basis based upon total proved reserves. The capitalized costs of these proved developed leases are written down to their projected net recoverable amount.

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

    Effective in the first quarter of 1997, the Company began assessing the impairment of capitalized costs of proved oil and gas properties and other long-lived assets in accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Under this method, the Company generally assesses its oil and gas properties on a field-by-field basis utilizing its current estimate of future revenues and operating expenses. In the event net un-discounted cash flow is less than the carrying value, an impairment loss is recorded based on estimated fair value, which would consider discounted future net cash flows. SFAS 144 did not have any impact on the Company's change in method of assessing impairment of oil and gas properties and other long-lived assets including $20,000,000 in mineral properties.


    E. SITE RESTORATION, DISMANTLEMENT AND ABANDONMENT COSTS

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

DALECO RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS
ENDED MARCH 31, 2005 AND 2004 - PREPARED BY MANAGEMENT (UNAUDITED)



    F. PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost and depreciated using the straight-line method over a period of five years. The carrying value of property and equipment is impaired from time to time in addition to typical depreciation charges based on independent appraisals of the operational condition of the specific unit of property and/or equipment.


    G. TIMBER RIGHTS

    The Company has recorded the acquisition of timber rights at cost. These costs are "charged off as commercial production quantities are produced, and / or amortized over a set time period as a result of delayed commercialization of the concession holdings. Where the costs exceed projected net recoverable amounts, the timber rights are written down to the projected net recoverable amount. Net recoverable amount is the aggregate of estimated un-discounted future net revenues from the sale of timber less operating and production expenses.


    H. MINERAL ACQUISITION

    The Company has recorded the acquisition of Clean Age Minerals Incorporated and associated mineral rights at cost.


    I. DEBT ISSUE COSTS

    Debt issue costs of $285,046 were capitalized in the quarter ended December 31, 2003, and represent those costs associated with Sonata Investment Company, Ltd.'s acquisition of Heller Financial, Inc. loan and the restructuring of the Heller Loan (see Note 10).


    J. CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include the cash and certificate of deposits with original maturities of three months or less.


    K. FAIR VALUE OF FINANCIAL INSTRUMENTS

    Cash and cash equivalents, receivables, and all liabilities have fair values approximating carrying amounts. The loans are to be repaid out of net cash flows. Additional interest or profit participation is payable after the payment of principal. The fair value of all debt is based on discounted cash flow analysis.

DALECO RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS
ENDED MARCH 31, 2005 AND 2004 - PREPARED BY MANAGEMENT (UNAUDITED)



3. OIL AND GAS AND EQUIPMENT

                                                        March 31,    March 31,
                                                             2005         2004
                                                      -----------  -----------

Proven lease acreage costs                            $ 5,429,995  $ 5,429,995
Proven undeveloped lease acreage costs                  1,745,810    1,745,810
Well costs                                              5,432,145    5,432,145
                                                      -----------  -----------

                                                      $12,607,950  $12,607,950
Accumulated depletion, depreciation and amortization   (8,207,950)  (7,457,950)
                                                      -----------  -----------
                                                      $ 4,400,000  $ 5,150,000
                                                      -----------  -----------


(A) SALE OF OIL AND GAS PROPERTIES

    On or about July 31, 2002 but effective as of July 1, 2002, the Company sold certain oil and gas properties in Oklahoma, consisting of 11 gross wells and
1.08 net wells, to the operator. These properties were marginal properties and wells with revenues from production being just slightly above lease operating costs. Since these properties were part of the collateral for the Heller Loan (See Note 10(a)), all the proceeds from the sale went to Heller.

    In January, 2004, the Company sold certain inactive oil wells in Pontotoc County, Oklahoma for net proceeds amounting to $30,500 and the assumption of all residual abandoning liabilities. The proceeds from the sale of these wells went to reduce the Sonata Loan (See Note 10(a)).


4. TIMBER RIGHTS ACQUISITION

    The acquisition of the Company's timber interests has been accounted for by the purchase method. Since the Company's acquisition of Sustainable Forest Industries, Inc., in 1995, the Company has fully written off its investment in Sustainable.

    The Company has maintained its concession rights since the inception of timber operations in 1997.


5.     MINERAL PROPERTIES

a. CLEAN AGE MINERALS INCORPORATED. In September 2000, the Company acquired Clean Age Minerals Incorporated ("CAMI") by way of merger with the Company's wholly owned subsidiary; Strategic Minerals, Inc. CAMI presently has only one subsidiary, CA Properties, Inc. ("CAP"). CAP owns or has under long-term lease: (a) 5,200 acres (+-) in Marfa, Presidio County, Texas, containing high grade Zeolite; (b) 5,020 acres(+-) of Calcium Carbonate deposits located in the Oro Grande area, Cibola County, New Mexico; (c) twenty eight (28) mining

DALECO RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS
ENDED MARCH 31, 2005 AND 2004 - PREPARED BY MANAGEMENT (UNAUDITED)


       claims located in Sierra County, New Mexico covering 2,675 acres(+-) of Kaolin; and (d) eleven (11) Zeolite mining claims covering approximately 220 acres(+-) located in Beaver County, Utah.


B. MINERALS AND EQUIPMENT

                                        March 31, 2004   March 31, 2005
                                        --------------  ---------------


Proven undeveloped lease costs          $   12,609,100  $    12,609,100
Mine development costs                             ---              ---
Accumulated depletion and depreciation        (300,000)        (125,000)
                                        --------------  ---------------

                                        $   12,309,100  $    12,484,100
                                        --------------  ---------------


       (1) The Company has begun to amortize its mineral properties at a nominal amortization rate of $200,000 per year subject to higher adjustments per year as production increases. During the quarter ended March 31, 2005, the Company took a charge of $50,000 towards the annual amount. The Company is utilizing a modified unit-of-production basis in determining its amortization rates for its mineral properties.

C. PREPAID ROYALTIES. The Company receives a credit in the nature of "prepaid royalties for rents paid on the Marfa Zeolite Lease, Presidio County, Texas, and a portion of the New Mexico Oro Grande Limestone Lease in Cibola County, New Mexico. During Fiscal Year 2003 the Company commenced definition mining activities on its Kaolin deposits in Sierra County, New Mexico for the purpose of testing the minerals and producing samples for sales. The Company commenced production of its New Mexico Calcium Carbonate properties in Fiscal Year 2003. It anticipates the commencement of the commercial production of its Kaolin deposits in the last quarter of calendar year 2005. The Company commenced production of its Zeolite deposit in the first quarter of Fiscal Year 2004. The Company did make limited sales of its CA Series products in Fiscal Year 2003 primarily for testing to confirm their suitability for certain applications. The Company began the commercial sales of one of its CA Series Products under the trade name "ReNuGen in the first quarter of 2004. Testing of the Company's Kaolin was commenced in December 2002 to confirm its properties in various applications in the paper, paint and coating industries.


6. PATENTS & TECHNOLOGY

       As part of the acquisition of Clean Age Minerals Incorporated (See Note 5(a) above), the Company also acquired U.S. Patent No: 5387738. This patent, owned by Clean Age Minerals Incorporated (previously owned by Matrix-Loc, Inc. which was acquired by Clean Age Minerals Incorporated as a result of Matrix-Loc's merger with Clean Age Minerals as of March 18,
       2002), deals with a

DALECO RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS
ENDED MARCH 31, 2005 AND 2004 - PREPARED BY MANAGEMENT (UNAUDITED)


       reagent and process for the remediation of water and contaminated soils. The Company has obtained a Trademark "ReNuGen(TM)" for its CA-1 Series for use in waste treatment plants. It also obtained the Trademark Sierra Gold for one of its calcium carbonate products. Effective, March 31,2005, the Company consummated its sale of its I-Squared and I-Top technology to Ostara Corporation. The Company had entered into an agreement with PSNet Communications effective December 1, 2004 ("Asset Sale Agreement") pursuant to which the Company agreed to sell its I-Squared and I-Top technology to PSNet in exchange for 3,000,000 shares of PSNet common stock. In January, 2005, PSNet was acquired by Ostara Corporation. In accordance with the Asset Sale Agreement, approximately, 2,050,000 shares of Ostara were issued, in the nature of a special dividend, to the shareholders of record of the Company on January 6, 2005. The Company retained its own share of Ostara shares at a carrying amount of $171,836 as of March 31, 2005.


7.     NOTES PAYABLE

a. During the year ended September 30, 1995, the Company received $1,100,000 in return for two notes payable, with the producing wells of the Company used as collateral. Interest of 10% per annum was due monthly. In fiscal 1996, the Company repaid $300,000 of the outstanding balance. In fiscal 1997, the remaining $800,000 was converted into 16,000 shares of 10% cumulative preferred stock, at $50.00 per share ("Series A Preferred Stock"). The Series A Preferred Stock was subject to a put on August 20, 1999. The holders of the Series A Preferred Stock filed a lawsuit in the Los Angeles Superior Court, California against the Company, as well as Mr. Amir and Mr. Erlich as guarantors. Mr. Amir satisfied his obligation under his guarantee and purchased one-half, or 8,000 shares of the Series A Preferred Stock, of the 16,000 shares of the Series A Preferred Stock owned by the Kanes. The Company and Mr. Erlich entered into a Stipulation for the Entry of Judgment granting the Company until August 1, 2001 in which to satisfy the put for the remaining 8,000 shares of Series A Preferred Stock plus accumulated interest. (See Litigation Note 14). Mr. Amir converted his Series A Preferred shares into 408,163 shares of Company common stock. A portion of the dividends ($32,213) due Mr. Amir on the Series A Preferred Stock was paid to Mr. Amir in the third quarter of fiscal 2002. (See Note 8(a)). As of March 31, 2005, the Company owed the Kanes $131,7184 of accrued but unpaid interest. By Agreement dated January 20, 2005, the Company agreed to satisfy its full obligation to the Kanes on or before July 5, 2005. (See Note 14(a)).

b. During fiscal 1998, the Company borrowed $145,000 from four (4) persons. The debt was evidenced by Notes that matured on November 21, 1998. The Notes earned interest at 2% over the prime rate charged by the Huntingdon National Bank of Columbus, Ohio, through the maturity date, and 18% thereafter. The Note holders were also given warrants. (See Note 11(b) Warrants) $75,000 in principal amount plus accrued interest due to Sonata Investment Company, Ltd.

DALECO RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS
ENDED MARCH 31, 2005 AND 2004 - PREPARED BY MANAGEMENT (UNAUDITED)


       ("Sonata") was paid to Sonata on November 30, 2001. On June 7, 2002, Mr. Lincoln converted his Note in the amount of $20,000, plus accrued and unpaid interest of $13,528, into 49,818 shares of common stock. The debt was converted at a price of $.673 per share, which represented the average of the bid and closing prices for the five day period prior to the conversion. As of March 31, 2005, $50,000 in principle amount under two of these Notes remains outstanding. On August 1, 2001, the Company borrowed $42,000 from Standard Energy Company. This loan earned interest at 2% per annum. The Standard Energy Company loan was satisfied on November 30, 2001. Since June 30, 2002, only two of the original four (4) notes, each in the face amount of $25,000, remain outstanding. The accrued but unpaid interest on these two notes as of March 31, 2005 is $51,482.

c. Pursuant to Paragraph 5.1 of the Agreement and Plan of Merger by and among Clean Age Minerals Incorporated ("CAMI") and Strategic Minerals, Inc. ("SMI") and the Company dated September 19, 2000, obligations of CAMI to certain officers, directors and third parties were to have been satisfied by SMI or the Company within one (1) year of the merger. (Subsequent to the merger, SMI's name was changed to Clean Age Minerals, Inc.) The indebtedness totaled (including the Martin Debt as defined in
       Note 8(b) below) $514,881 and was evidenced by Notes dated September 19, 2000. The Notes were due and payable on or before September 18, 2001 and provide for interest at the rate of 8% per annum. These Notes remain outstanding. As of March 31, 2005, the total amount payable on these notes is $700,239 representing principal of $514,881 and accrued but unpaid interest of $185,358.


8. DUE TO (FROM) RELATED PARTIES

   (A) DUE TO (FROM) AMIR

       Mr. Amir has entered into four (4) Notes with the Company as follows:

       (1) Note dated October 1, 1995, bearing interest at the rate of prime plus 3% in the principal amount of $91,062. This amount remains outstanding as of March 31, 2005.

       (2) Note dated October 1, 1995 bearing interest at the rate of 7% in the principal amount of $528,548 remains outstanding as of March 31, 2005.

       (3) Note dated July 20, 1998 in the face amount of $25,000 (See Note 7(b)) bearing interest at the rate of 2% over the prime rate charged by the Huntingdon National Bank of Columbus, Ohio, through the maturity date, November 21, 1998 and 18% thereafter.

DALECO RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS
ENDED MARCH 31, 2005 AND 2004 - PREPARED BY MANAGEMENT (UNAUDITED)


       (4) Note dated June 17, 2002 bearing interest at the rate of 7% in the principal amount of $137,000.

       As of March 31, 2005, the outstanding principal and accrued but unpaid interest on the obligations listed under numbers 1 through 4 to Mr. Amir amounted to $932,513.

       Mr. Amir was also entitled to a cash payment of $25,000 under his Key Man Contract on June 30, 2002. This bonus has not been paid (See Note 13(b)).

       Prior to conversion of his Series A Preferred Stock into common stock, Mr. Amir was entitled to have received dividends in the amount of $91,551 of which $59,338 remains outstanding (See Note 7(a)).

       As of March 31, 2005, the Company owed Mr. Amir $35,011 in un-reimbursed business expenses and $208,335 in accrued but unpaid salary.

       During 2002, the Company paid Mr. Amir $170,000 in partial payment of the accrued and unpaid interest on his notes, un-reimbursed expenses and dividends attributable to the Class A Preferred Stock. These payments were reflected in prior financial statements. Mr. Amir subsequently advanced the Company an additional $137,000 (see 8(a)(4) above).

       Mr. Amir converted $10,000 of indebtedness into 71,942 shares of Common Stock as of December 3, 2002. The conversion was at the average of the closing bid and asking price for the Common Stock for the five trading days prior to the date of conversion.

       As of March 31, 2005, the Company was indebted to Mr. Amir in the aggregate amount of $1,260,195.

(b) By virtue of the merger of Clean Age Minerals Incorporated ("CAMI") with Strategic Minerals, Inc. on September 19, 2000, Strategic Minerals, Inc. assumed the obligation of CAMI to Mr. Robert E. Martin in the amount of $134,811 ("Martin Debt"). The Martin Debt was to have been satisfied on or before September 18, 2001 but was not and remains outstanding. As of March 31, 2005, the Martin Debt amounts to $183,228 representing $134,811 in principal and $48,417 in accrued but unpaid interest. The Martin Debt is evidenced by a Note providing for an annual rate of interest of 8%. These amounts are included in the amounts shown for the Company's obligation to the former officers and directors of Clean Age Minerals Incorporated. (See Note 7(c)). As of March 31, 2005, the Company owed Mr. Martin $237,501 in accrued but unpaid salary and $26,064 in accrued and unpaid reimbursable business expenses.

(c) Novinskie Debt. Under the terms of Mr. Novinskie's employment agreement (See Note 13(b)), Mr. Novinskie was to have received a cash bonus of $25,000

DALECO RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS
ENDED MARCH 31, 2005 AND 2004 - PREPARED BY MANAGEMENT (UNAUDITED)


       as of September 30, 2002. This bonus was not paid. As of March 31, 2005, the Company owed Mr. Novinskie $50,024 in un-reimbursed expenses and $208,338 in accrued but unpaid salary and $25,000 in accrued and unpaid bonuses (as discussed previously).

       Mr. Novinskie converted $10,000 of indebtedness into 71,942 shares of Common Stock as of December 3, 2002. The conversion was at the average of the closing bid and asking price for the Common Stock for the five trading days prior to the date of conversion. As of March 31, 2005, the Company was indebted to Mr. Novinskie in the aggregate amount of $283,362.


9. DEBENTURES

                          March 31, 2005 March 31, 2004
                           --------------  --------------


       8% Convertible Debentures       $0         $30,000

    A. 8% CONVERTIBLE DEBENTURES

       On September 11, 1996, the Company issued $1,310,000 of 8% convertible debentures with interest payable in stock only and accruing until conversion or redemption after the term of two years. The placement agent's fees were 10% of the gross proceeds and 12,111 warrants at $10.07 expiring November 16, 2001. The debentures may be converted after a holding period of 45 days after closing at the lessor of: (1) the fixed conversion price ($10.171875), or (2) 75% of the average closing bid price for the five trading days immediately preceding the date of conversion. As of September 30, 2004, $1,310,000 of the 8% debentures had been converted into 990,963 common shares. No 8% debentures were outstanding.


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

DALECO RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS
ENDED MARCH 31, 2005 AND 2004 - PREPARED BY MANAGEMENT (UNAUDITED)


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

          Sonata is an independent, privately held company that is not affiliated with the Company in management, ownership or in any other fashion. The Company has done other financings with Sonata previously, and the Company has consulted for Sonata and/or its affiliated entities regarding oil and gas projects, acquisitions, exploration and development plays.

          Sonata and Heller arrived at an agreement by which Sonata would purchase the Heller Loan for $605,000. Sonata simultaneously entered into an agreement with Tri-Coastal and the Company whereby Sonata would advance to Tri-Coastal/Daleco an additional $50,000 for working capital and reduce the amount of the Heller Loan to $655,000 ("Sonata Loan"). In consideration of Sonata's reduction of the Heller Loan from $5,154,783 to $655,000, Daleco agreed to:

          (1) issue to Sonata or its nominee 250,000 shares of Daleco Common Stock (see Note 11);

DALECO RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS
ENDED MARCH 31, 2005 AND 2004 - PREPARED BY MANAGEMENT (UNAUDITED)


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

DALECO RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS
ENDED MARCH 31, 2005 AND 2004 - PREPARED BY MANAGEMENT (UNAUDITED)


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

       As of March 31, 2005, the amount owed to Sonata was $399,910 of which $181,577 is classified as long-term debt on the Company's financial statements.


       B. FIRST REGIONAL BANK

       In September 1998, the Company assumed a $100,000 loan with First Regional Bank when it acquired Haly Corporation. Interest is at 6.9% and the loan matures December 12, 2005. The loan is secured by personal assets of Dov Amir an officer and Director of the Company.

       C. Mr. Erlich, a former officer and director of the Company loaned $87,543 ("Loan Amount") to the Company. This loan is evidenced by a Note dated February 1, 2000 and has no maturity date. The Note provides that the Loan Amount shall earn interest at the rate of nine percent (9%) per annum. As of March 31, 2005, the total principle and accrued interest on the Note was $130,877.c.

       D. In December 2004, the Company borrowed $40,000 under a loan agreement with an existing shareholder ("Lucas Note"). The note has a primary term of two years and bears an interest rate of 7.5% per annum. As of March 31, 2005, the total amount due under this note is $41,754 including $1,754 in accrued interest and $40,000 in principle of which $15,000 is classified as long-term debt.

DALECO RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS
ENDED MARCH 31, 2005 AND 2004 -- PREPARED BY MANAGEMENT (UNAUDITED)



11. CAPITAL STOCK

                                                                                 NUMBER OF
                                          NUMBER OF               NUMBER OF       SERIES B
                                             COMMON                SERIES A      PREFERRED
                                        SHARES, PAR               PREFERRED     SHARES PAR
                                        VALUE $0.01  SHARES PAR VALUE $0.01    VALUE $0.01
                                          PER SHARE           PER SHARE (1)  PER SHARE (1)

                                        -----------  ----------------------  -------------

Balance as of March 31, 2004             28,337,402                   8,000        185,000
Issuance on payment of obligations (5)       20,000
  By Murphy Communications
  Issued on Conversion of Debenture           9,641
Issuance on Payment of Obligations to
   W. Smith                                  20,000
Private Placement                           306,000
                                        -----------  ----------------------  -------------

Ending Balance as of March 31, 2005      28,693,043                   8,000        185,000
                                        -----------  ----------------------  -------------


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

(2) The Company issued 20,000 shares of common stock to Murphy Communications in consideration of its undertaking and assisting the Company with shareholder relations and communications.

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

DALECO RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS
ENDED MARCH 31, 2005 AND 2004 -- PREPARED BY MANAGEMENT (UNAUDITED)


       legal fees associated with the offering, 6,000 were issued to the selling broker as consideration for its selling commission.

(5) On December 1, 2004, the Company issued 20,000 shares to William Smith in consideration and compensation for his work in promoting the Company's patented product marketed under the Trademark ReNuGenTM. The shares were registered utilizing Form S-8. (See the Company's Form 8-K dated December 1, 2004).

       During the period ended March 31, 2005, the Company issued shares of it common stock in-lieu of monetary payments to certain third party venders, directors, attorneys and/or employees of the Company for services, debt and/or products provided. (See Note 2above.) In accordance with procedures established by SFAS 123, the Company values the stock consideration paid for all such market priced services, debt and/or products at the fair market value of the security issued at the time of its issuance. The Company has followed the practice of utilizing the average of the bid and offer closing prices for its stock for the five business days immediately preceding the issuance date as a measure of the fair market value of its securities


    A. COMMON STOCK OPTIONS

The Company granted the following options / warrants to purchase common stock as of March 31, 2005.

                                                              Weighted
                                                   Number of   Average
                                                   Options /  Price per
                                                   Warrants     Share

                                                  ----------  ---------

OPTIONS / WARRANTS OUTSTANDING -- MARCH 31, 2004   9,289,579  $    0.96

Employee Stock Option
--------------
Granted                                              400,000  $    0.85
Expired                                                  ---        ---
Exercised                                                ---        ---
Cancelled                                                ---        ---

Stockholder warrants
-------------
Granted                                              520,000  $    0.77
Expired                                                  ---        ---
Exercised                                                ---        ---
Cancelled                                         (2,240,000) $    2.42
OPTIONS / WARRANTS OUTSTANDING -- MARCH 31, 2005   7,969,579  $    0.53


DALECO RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS
ENDED MARCH 31, 2005 AND 2004 -- PREPARED BY MANAGEMENT (UNAUDITED)



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

                                                            For the three-months
                                                               ended March 31
                                                                 2005       2004
                                                            ---------  ---------


Net loss attributable to common shareholders (as reported)  $(588,328) $(649,903)
Stock based employee compensation expense determined
  under fair value based method for all awards                (70,089)   (91,343)
                                                            ---------  ---------

Pro forma net income (loss)                                 $(658,417) $(741,246)
                                                            ---------  ---------

Per Share
 As reported                                                $   (0.02) $   (0.02)
 Pro forma                                                  $   (0.02) $   (0.03)

There were no options granted during the quarters ended March 31, 2005 and 2004.

DALECO RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS
ENDED MARCH 31, 2005 AND 2004 -- PREPARED BY MANAGEMENT (UNAUDITED)



    B. WARRANTS

(1) COMMON STOCK WARRANTS ATTACHED TO DEBENTURE

On September 15, 2004, the Company entered into the First Amendment to Master Distribution and Marketing Agreement (See Exhibit 10.36 to the Company's Annual Report) ("First Amendment"). Under the terms of the First Amendment, Sumitomo's 2,240,000 warrants were cancelled.


(2) FINANCING SOURCES

On July 21, 1998, a total of 263,638 warrants expiring on November 20, 2003 were granted to four persons who loaned the Company a total of $145,000 in July 1998. (See Note 7b). The expiration date for these warrants was extended from November 20, 2003 to November 20, 2005 in Fiscal Year 2000. The warrants may be exercised at any time before the expiration date at an exercise price of $0.55

On November 28, 2001, a total of 435,941 warrants to purchase common stock were granted to Sonata Investment Ltd. (warrants for 395,273 shares of common stock ("Sonata Warrant")) and Standard Energy (warrants for 40,668 shares of common stock ("Standard Warrant")) as consideration for entering into the Loan Conversion Agreement dated August 1, 2001. The Loan Conversion Agreement extended the date by which the Company had to satisfy its obligations to both Sonata Investment Company, Ltd. ("Sonata") (See Note 10(a)) and Standard Energy Company ("Standard") and granted both Sonata and Standard the right to convert the debt into common stock of the Company at such time as the Company advised Sonata and Standard of its intent to satisfy the Company's obligations to one or both entities. Sonata and Standard are affiliated entities. The exercise price was fixed at $1.05. The Sonata and Standard Warrants were to have expired August 1, 2002. However, the Company agreed to extend the termination date of the Sonata and Standard Warrants until July 31, 2004 in exchange for Sonata's relinquishing its twenty percent (20%) interest in the net profits of the Company's subsidiary Sustainable Forest Industries, Inc. (See Note 10(a)). As additional consideration for the acquisition of the Heller Loan, the expiration date for the Sonata and Standard Warrants was extended until December 31, 2007. 250,000 warrants were also issued to Sonata Investment Company as additional consideration for acquisition of the Heller Loan at an exercise price of $.906 per share with an expiration date of December 31, 2007 (See Note 10(a)).

On September 1, 2004, the Company granted to Herbert L. Lucas warrants for 20,000 shares of common stock with an exercise price of $.44 per share. The warrants expire on August 31, 2006. The Warrants were given in consideration for Mr. Lucas having made a loan of $40,000 to the Company's wholly-owned subsidiary, CA Properties, Inc. (See Note 10 (d) above.)

DALECO RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS
ENDED MARCH 31, 2005 AND 2004 -- PREPARED BY MANAGEMENT (UNAUDITED)



(3) TERRA SILEX WARRANT

Under a Stock Purchase Agreement dated September 11, 2001 by and among the Company and Terra Silex Holding, LLC, Terra Silex was granted a warrant for 250,000 shares ("Terra Silex Warrant") at an exercise price of $1.25 The Terra Silex Warrant expires on December 31, 2006.


(4) SMITH WARRANTS

On September 1, 2004, the Company granted Mr. William Smith, a recognized expert in sewage treatment facilities and the processing of municipal waste, warrants for 250,000 shares of common stock at an exercise price of $.65 per share. The warrants granted to Mr. Smith expire on August 31, 2007. They were issued to Mr. Smith in consideration for his assistance and expertise in the marketing and development of the Company's potential product ReNuGenTM used in sewage waste facilities.


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


PAYMENT OF ACCRUED DIVIDENDS

There were no cash dividend payments on either Series of Preferred Stock made during the period March 31, 2004 to March 31, 2005. See also Note 14(a), regarding payment of accrued dividends on the Series A Preferred Stock held by the Kanes through March 31, 2005.


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

DALECO RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS
ENDED MARCH 31, 2005 AND 2004 -- PREPARED BY MANAGEMENT (UNAUDITED)



13.    EMPLOYMENT CONTRACTS AND COMMITMENTS

a. On November 16, 2001, the Company entered into a Stock Purchase Agreement with SCOA ("SCOA SPA"). As a condition to the closing of the SCOA SPA, SCOA required that the Company enter into Key Man Employment Contracts ("Key Man Contracts") with Messrs. Robert E. Martin, Gary J. Novinskie and Dov Amir. The Key Man Contracts are for an initial three (3) year term. The Key Man Contracts provide for acceleration of the vesting of incentive options should the Key Man be terminated prior to the expiration of the term of the Key Man Contracts. Each of Messrs. Novinskie and Amir are granted options for 500,000 shares of Company Common Stock while Mr. Martin was granted options for 1,000,000 shares of Common Stock. There are like provisions for the acceleration of the salary due each employee over the life of the Contract. (See Note 8.)

b. The Key Man Contract also provided for a bonus to Messrs. Novinskie and Amir of $50,000 to be paid one-half in cash and one-half in stock. (See
       Note 13(a) above). Mr. Novinskie's cash bonus has not been paid. Mr. Amir's bonus also has not been paid. (See Note 8.) Under Mr. Martin's Key Man Contract, he was granted a salary of $50,000 for the six month period April 1, 2002 through September 30, 2002 ($8,333.34 per month), and $100,000 per year for the remaining two (2) years of his Key Man Contract. In accordance with his contract, the Company commenced paying Mr. Martin's salary as of April 1, 2002. (See Note 8(b)).


14.    LITIGATION SETTLEMENT AND PENDING LITIGATION

a. Kane v. Daleco Resources Corp., et. al. On or about January 14, 2000, Stanley B. Kane, et. al. commenced an action in the Superior Court, Los Angeles, California to enforce their right to have the Company repurchase 16,000 shares (stated value $50.00 per share) of Series A, 10% Cumulative Preferred Stock. The Plaintiffs had the right to put the stock to the Company on August 20, 1999, which they did. Although the Company continued to pay quarterly dividends on the Series A Preferred Stock, it did not redeem the shares due to its lack of liquidity. Also named in the suit were Messrs. Dov Amir (a current officer and director of the Company) and Mr. Louis Erlich (who was an officer and director of the Company at the time of the issuance of the Series A Preferred Stock) who had given personal guaranties to the Plaintiffs. On September 18, 2000 a Final Judgement was entered in Los Angeles Superior Court in favor of the Kanes and against Daleco and Lou Erlich in the principal amount of $441,315.43 ("Final Judgement").

DALECO RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS
ENDED MARCH 31, 2005 AND 2004 -- PREPARED BY MANAGEMENT (UNAUDITED)


       Mr. Amir satisfied his obligation under his guaranty to purchase one-half or 8,000 shares from the Plaintiffs and was dismissed from the case on September 19, 2000. The Company entered into Stipulation for the Entry of Final Judgment and Judgment thereon ("Final Judgment") as to Daleco Resources Corporation, pursuant to which the Company shall have until August 1, 2001 in which to redeem the remaining 8,000 shares for $400,000 plus accrued dividends through the date of settlement at a rate of ten percent (10%) per annum. The Kanes have been granting the Company an extension of the August 1, 2001 date on a month-to-month basis. On December 7, 2001, the Company paid the Kanes $90,000 representing all accrued and unpaid dividends on the Series A Preferred Stock through December 31, 2001. The Company has paid all dividends due and payable to the Kanes for periods through the fiscal quarter ending June 30, 2002. As of March 31, 2005 the sum due to the Kanes under the Judgment was $641,184 plus attorney's fees.

       Mr. Erlich filed a Cross Complaint against the Company for payment of his obligation under his guarantee and his loans to the Company. (See Note 7(a)). The Company and Mr Erlich have agreed to stay his counterclaim until the Company can satisfy the Erlich Note (See Note 7(d)) and the suit will be dismissed.

       On January 20, 2005, the Company entered into an Agreement with the Kanes providing for payment in full of the $400,000 in principal plus all accrued and unpaid interest and costs under the Final Judgment by July 5, 2005. The Agreement also provides that should the Company not have satisfied the Final Judgement in full by May 1, 2005, then the Company would pay to the Kanes an amount equal to $75,000 per week until the Final Judgement plus all accrued and unpaid interest and costs are satisfied in full.

       Under the Agreement, the Company may not make any payments to Mr. Amir or Mr. Erlich until the Final Judgement is paid in full. Additionally, repayment of certain third party costs are also restructured in the amount. The Company believes that it will have paid off the entire Final Judgement by May 1, 2005.

       The Company did not make a payment to the Kanes on or before May 2, 2005. Rather, management, with the approval of the Board of Directors, negotiated an amendment to the Agreement of January 20, 2005 ("First Amendment") by which the Company was required to pay $50,000 on or before May 11, 2005 with the remainder of all monies due the Kanes under the Final Judgment, as well as interest and attorney's fees by August 10, 2005. The payment of $50,000 was made to the Kanes by wire transfer on May 11, 2005. The First Amendment is dated as of May 9, 2005 and was approved by the Board of Directors on May 9, 2005.

DALECO RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS
ENDED MARCH 31, 2005 AND 2004 -- PREPARED BY MANAGEMENT (UNAUDITED)



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

    Effective July 1, 2003, Daleco adopted the Statement as required, for its mandatory redeemable Series A, 10% Cumulative Convertible Preferred Stock, stated value $50.00 and par value $.01, in line with the satisfaction of its $400,000 obligation to Mr. Kane, as mentioned under Note 14(a). As a result, the preferred securities, previously included as part of the statement of shareholders' equity, were reclassified to a liability account.

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

       During the second fiscal quarter, ended March 31, 2005 the Company continued to pursue its plans for the commercialization of the mineral holdings of its wholly owned subsidiary, Clean Age Minerals, Inc. as its primary objective. Sustainable Forest Industries, Inc., the Company's wholly owned subsidiary involved in tropical timber, continued its efforts to develop market awareness for its products while the Company's subsidiaries active in the oil and natural gas sector focused on its operations to maintain production levels.

       The Company's performance during its second fiscal quarter ended March 31, 2005, was influenced by a variety of factors typical within the natural resource sectors which were beyond the control of management, such as the variability of the demand for and the pricing of crude oil and natural gas within the Company's operating areas and the demand and pricing, both domestically or internationally, for the Company's timber and industrial minerals. As in previous periods, the Company remained highly dependent on the revenues derived from the sale of its oil and natural gas production. During the quarter ended March 31, 2005, the Company's energy segments benefited from higher oil and gas prices. These benefits translated into 37% higher revenues reaching $404,022 in 2005 versus $295,077 in the 2004 fiscal quarter. The Company's net operating margins from the segment also increased for the quarter ending March 31, 2005 to a level of $252,616 as compared to $13,999 for the prior year's quarter. The significant quarter to quarter improvement in oil and gas operating margins is directly associated with the combination of sustained higher product prices, wells being returned to producing status and a return to more normal level of well operating expenses in the Company's second quarter (i.e., reduced well repair expense in quarter).

       During the quarter, the Company's direct operational expenditures related to its mineral holdings declined to a level of $3,950 as compared to the prior year's quarter level of $11,391 This reduction is the result of the Company utilizing its available stock piles of mineral products (i.e. Sierra Gold(TM) and ReNuGen(TM)) to supply the current quarter's demand. Deliveries of the above Calcium Carbonate and Kaolin mineral products improved during the quarter which increased revenues by about 19% quarter to quarter to a level of $8,198 for the period ended March 31, 2005. To date, application testing of ReNuGen(TM) has been successful at several sites. Information gained from these test applications have been instrumental in increasing awareness and acceptance of the product with the targeted Waste Water Treatment industry. Additional applications for Clean Age Minerals' CA-Series engineered products are undergoing investigative work . The Company's efforts to commercialize the Sierra Kaolin products from its New Mexico Kaolin deposit are ongoing and are focused on product development as well as the identification of opportunities for both joint venturing and/or the internal development of Kaolin processing capabilities. During the quarter ending March 31, 2005, the Company entered into operating agreements with Tecumseh Professional Associates ("TPA") to secure its services as site manager for its Calcium Carbonate and Kaolin mineral deposits (see TPA Discussion).

       Within its timber segment, the efforts of Sustainable Forest Industries were held at minimal levels as a result of the Company's capital restraints. Plans are to continue to facilitate the introduction of a construction shingles product utilizing the Wallaba tropical hardwood species later this fiscal year. Market surveys and certification testing have indicated that the Wallaba Roofing and Siding Shingles have significant performance capabilities as compared to products currently available on the market. Efforts also continue to identify distribution and financing partners to support these efforts.

       For the three month period ended March 31, 2005, total operating revenues increased by $110,225 (32%) to a level of $453,726 for the quarter. Direct operating expenses declined by $147,036 (48%), exclusive of non-cash charges, The decline in direct operating expenses and the subsequent improvement in general operating margins is directly attributed to the impact of the Company's efforts during the immediate preceding calendar which focused on returning certain of the company's oil and gas wells to a producing status and the return to more normal level of "repair well expenses for the Company's operated oil and gas properties as compared with the prior year's period. For the quarter, the Company recorded a loss of $551,697 as compared to a loss of $603,105 for the prior fiscal year's first quarter.


ITEM 3 -   CONTROLS AND PROCEDURES

       SARBANES-OXLEY ACT

       On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 ("SOA"). The SOA is the first major revision to the securities laws since the enactment of the Securities Act of 1933 and the Securities and Exchange Act of 1934. The SOA, promulgated in large part in response to the collapse of Enron/Worldcom, covers a variety of measures all of which will not be covered here.

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

PART II.   OTHER INFORMATION

Item 1.      None

Item 2.      Change in Securities.

       (a) Pursuant to the Second Amended Loan Agreement dated December 31, 2003 between Sonata Investment Company, Ltd. ("Sonata"), Tri-Coastal Energy, L.P. and Daleco, Sonata, or its nominee was given 250,000 shares of Daleco common stock. The average of the closing bid and asking price on December 30, 2003 for Daleco common stock was $.906. The Company recorded a cost of $226,500 for the issuance of these shares. The Company also issued to Sonata, or its nominees, warrants for 250,000 shares of Daleco common stock at an exercise price of $.906 per share. These warrants have an expiration date of December 31, 2007. Daleco also extended the expiration date for other warrants held by Sonata with exercise prices ranging from $.55 to $1.05 until December 31, 2007. The Company recorded a cost of $48,546 resulting from the extension of these warrants.

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

       b. Special Dividend. In accordance with the Asset Purchase Agreement dated as of December 1, 2004, a distribution of Ostara Corporation common stock ("Ostara Stock") was made to the holders of record of the Company's common Stock as of January 6, 2005 ("Record Date") ("Record Date Shareholders"). As of the Record Date there were 28,693,043 shares of Daleco common stock issued and outstanding held by approximately 1,762 Record Date Shareholders. On March 31, 2005, Ostara issued 2,050,000 shares of Ostara Stock to the Record Date Shareholders. The distribution has been accounted for as a special dividend by the Company. One share of Ostara Stock was issued for each 14 shares of Daleco common stock held as of the Record Date. In addition to the Ostara Stock issued, each Record Date Shareholder received a short term warrant to purchase (5) additional shares of Ostara Stock for each share of Ostara Stock issued.

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

         Sonata is an independent, privately held company that is not affiliated with the Company in any fashion. The Company has done other financings (see Note 10 (a) above) with Sonata previously, and the Company has consulted for Sonata and/or its affiliated entities regarding oil and gas projects, acquisitions, exploration and development.

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

         As a result of the extraordinary benefit resulting from Sonata's acquisition of the Heller Loan as set forth above, the "Earnings Per Share Calculations" should be compared as follows:

                                                         1st Fiscal Quarter  Fiscal Year End
                                                              12/31/03           9/30/04
                                                         ------------------  ---------------


Net Income (loss) (before gain on debt forgiveness)               $(663,164)     $(2,231,957)
Basic and Fully Diluted Income (loss)/Share                           ($.02)           ($.08)
(calculated on 28,307,975 shares outstanding)

Net Gain on debt forgiveness                                     $5,787,687       $5,787,687
Basic and Fully Diluted Net Gain (Loss)/share                   $0.20/$0.15      $0.20/$0.15
Net Income (including gain on debt forgiveness)                  $5,124,523       $3,555,730
Basic and Fully Diluted Net Income (Loss)/Share                 $0.18/$0.13      $0.13/$0.09
  calculated on 27,829,106 weighted average shares outstanding,
  Basic & 39,327,554 shares, Fully Diluted at 12/31/03 and
  28,206,666 weighted shares outstanding, Basic & 37,816,622 shares, Fully Diluted Basis at 9/30/04)


Item 4 Submission of Matters to a Vote of Security Holders.

       On February 24, 2005, the Company held its Annual Meeting of the Shareholders. At the Annual Meeting, the following matters were voted upon:

       1. Election of Directors: The following persons were elected to serve as directors of the Company until the next Annual Meeting of Shareholders: Dov Amir, Gary J. Novinskie, Alfonso Knoll, H. Paul Pryor, and Robert E. Martin. The votes for these directors were as follows:

NAME OF NOMINEE          FOR     AGAINST   ABSTAIN
-------------------  ----------  -------  ---------

Dov Amir             24,862,784        0  1,107,694
Gary J. Novinskie    25,268,092        0    702,387
Robert E. Martin     25,925,564        0     44,914
Alfonso Knoll        24,752,845        0  1,217,630
Lord Gilbert (John)  25,878,492        0     91,986
H. Paul Pryor        25,889,564        0     80,914

       2. Ratification of Vasquez & Company LLP as the Company's independent accountant for Fiscal Year 2005.

               FOR     AGAINST  ABSTAIN
           ----------  -------  -------

           25,831,506   80,063   58,909

The Company incorporates by reference its definitive Proxy Statement filed with the Securities and Exchange Commission on February 1, 2005, filed in accordance Regulation 14A under the Securities and Exchange Act of 1934, as amended.

Item 5 Other Information

       a. Registrants Definitive Proxy Statement dated January 25, 2005.

       b. The Company's common stock was trading on the Over the Counter Market, Bulletin Board ("OTCBB"). On December 12, 2004, the Company's securities were assigned to trade on the "Pink Sheets Market." This change was the result of the Company's filing its re-audited financial statements for the fiscal year ended September 30, 2003 late. The refilling of the Company's 2003 audited statements was necessitated by the Company's prior auditor not being qualified under the PCAOB (as required by the Sarbanes-Oxley Act of 2002) at the time of the issuance of the Company's financial statements in January 2004. (See the Company's Form 8-K's dated September 14, 2004, and December 2, 2004.) The Company has subsequently filed all required financial statements and has taken and continues to take steps to return its securities to the OTCBB market. The Company has never received official written notice from any party as to the formal removal of its securities from the OTCBB and only learned of this move from securities traders. On or about March 14, 2005 the Company's shares were again listed on the Over the OTCBB.

       c. Commencing on March 31, 2005, the 2,000,050 shares of Ostara Common Sock and equivalent warrant rights were distributed to the Shareholders of the Company as a special dividend in accordance with the Asset Acquisition Agreement dated December 1, 2004 by and among PSNet, Inc.(subsequently merged with Ostara Corporation) and the Company ("AAA"). Under the terms of the AAA, the Company transferred to Ostara its I-Squared and I-Top information technologies in exchange for 3,000,000 unrestricted shares of common stock and the warrant rights to acquire an additional 15,000,000 shares. The warrant rights are for a period of one year and have an escalating exercise price starting at $2.00 per share and rising to $8.00 per share on a quarterly basis. The distribution of the Ostara common stock and warrants were managed and handled directly by Ostara Corporation stock transfer agent, PacWest Transfer.

ITEM 6 Exhibits and Reports on Form 8-K

             a. Exhibit 10.38 on Form 8-K dated February 17, 2005.

             b. Exhibit 10.39 on Form 8-K dated February 28, 2005.

             c. Exhibit 10.40 on Form 8-K dated March 16, 2005

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          DALECO RESOURCES CORPORATION

Dated: May 13, 2005  By:  /s/ Gary J. Novinskie
                          ----------------------------
                          Gary J. Novinskie, President

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          DALECO RESOURCES CORPORATION

Date: May 13, 2005   /s/ Gary J. Novinskie
                    -------------------------------------
                    Gary J. Novinskie
                    President and Chief Financial Officer

Date: May 13, 2005   /s/ Alfonso Knoll
                    ------------------
                    Alfonso Knoll
                    Chief Executive Officer
