Form 10QSB
period 2005-06-30
DALECO RESOURCES CORP
filed 2005-08-15
CIK 746967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 FIRST AMENDMENT
                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005
                               -------------

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

Number of shares outstanding of the issuer's common stock as of June 30, 2005:
29,943,043
Number of shares outstanding of the issuer's Series A preferred stock as of June 30, 2005: 8,000
Number of shares outstanding of the issuer's Series B preferred stock as of June 30, 2005: 185,000

                                      INDEX

                                                                            PAGE
PART I   FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS (Unaudited)..................................... 3
         Consolidated Balance Sheet........................................... 3
         Consolidated Statements Of Loss...................................... 5
         Consolidated Statement Of Shareholders' Equity ...................... 6
         Consolidated Statements Of Cash Flow................................. 7
         Notes to Consolidated Financial Statements........................... 8

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS..................................30

ITEM 3   CONTROLS AND PROCEDURES..............................................32

PART II  OTHER INFORMATION....................................................34

ITEM 2   CHANGE IN SECURITIES.................................................34

ITEM 3   HELLER DEBT..........................................................35

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................38

ITEM 5   OTHER INFORMATION....................................................38

ITEM 6   Exhibits and Reports on Form 8-K.....................................38

SIGNATURES....................................................................39

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2005
PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                                                   June 30, 2005
ASSETS
Current Assets
         Cash Accounts                                             $    430,549
         C/Ds                                                           133,120
         Account receivables                                            599,566
         Prepaid Mineral Royalties S/T                                        0
         Other Current Assets                                                 0
                                                                   ------------
                               Total Current Assets                $  1,163,235
                                                                   ------------
Other Assets
         Prepaid Mineral Royalties L/T                             $    624,567
         Goodwill                                                       813,357
         Accumulated Amortization Goodwill                             (813,357)
                               Net Goodwill                                   0
         Debt Placement Costs                                           928,661
         Accumulated Amortization                                      (732,963)
         Net Debt Placement Costs                                       195,698
         Equity Placement Costs                                           1,800
         Accumulated Amortization Equity Costs                             (675)
         Net Equity Placement                                             1,125
         Other Assets                                                   171,836
                                                                   ------------

                               Total Other Assets                  $    993,225
                                                                   ------------
Fixed Assets
         Oil and Gas Properties (note 3)                           $ 12,607,950
         Accumulated DD&A                                            (8,357,950)
                  Net Oil and Gas Property                            4,250,000
         Mineral Properties (note 5)                                 12,609,100
         Accumulated DD&A                                              (350,000)
                  Net Mineral Property                               12,259,100
         Timber Properties (note 4)                                   1,028,342
         Accumulated DD&A                                            (1,028,342)
                  Net Timber Property                                         0
         Technology/Patent Rights (note 6)                            7,767,000
         Accumulated DD&A                                            (3,917,945)
                  Net Tech./Patent Rights                             3,849,055
         Property, Equipment, Furniture & Fixtures                      514,749
         Accum. Depr (P, E, F &  F)                                    (513,870)
                  Net (P, E, F & F)                                         879
                               Total Fixed Assets                  $ 20,359,034
                                                                   ============
                               Total Assets                        $ 22,515,494
                                                                   ============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2005
PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                                                   June 30, 2005
LIABILITIES
Current Liabilities
         Trade A/P                                                 $  1,295,667
         Notes Payable (note 7)                                         192,543
         Note Due related Pty (note 8)                                  540,810
         HFI Financing (note 10a)                                             0
         Loans--1st Regional (note 10b)                                 100,000
         CAMI Notes                                                     514,881
         Sonata and Standard Energy  Financing (notes 7b and 10a)       218,333
         Accrued Interest Expense (notes 10a and 10b)                   530,045
         Accrued Dividend Expense (noteand 16)                        1,821,000
         Accrued Expense Reimbursements                                 120,059
         Accrued Salary Expense                                         882,583
                 Mandatory Redeemable Preferred Stock                   400,000
                                                                   ------------
                               Total Current Liabilities           $  6,615,921
                                                                   ------------
Long Term Liabilities
                Long Term Debt                                          132,369
                 Mandatory Redeemable Preferred Stock
                               Total Liabilities                   $  6,748,290
                                                                   ------------
EQUITY
         Beginning Retained Earnings                               $(23,772,740)
         Current Period Income/(loss)                                  (465,179)
         Dividends Paid (Cash & Stock)                                        0
         Add. Paid in Capital                                        39,703,842
         Preferred Stock (note 11)                                        1,850
         Common Stock (note 11)                                         299,430

                                    Total Equity                   $ 15,767,204
                                                                   ------------
                               Total Liabilities and Equity        $ 22,515,494
                                                                   ============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF LOSS FOR THE QUARTERS ENDED AND THE NINE MONTHS
ENDED JUNE 30, 2005 AND 2004 -- PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                                            3 Months Ended                    9 Months Ended
                                                      6/30/2004        6/30/2005        6/30/2004        6/30/2005
                                                     ------------     ------------     ------------     ------------
Revenue
     O&G Sales                                       $    328,271     $    338,090     $    958,036     $  1,027,182
     NPI Receipts                                               0                0                0                0
     Royalty Receipts                                       8,924           11,728           25,913           32,521
     Timber Sales                                               0                0                0                0
     Mineral Sales                                            271           10,653           25,670           31,890
     Well Management                                       41,506           41,506           99,517          124,518
         Total revenue                               $    378,972     $    401,977     $  1,109,136     $  1,216,111
                                                     ------------     ------------     ------------     ------------

Expenses
     LOE - Oil and Gas                               $    101,565     $    166,625     $    575,516     $    481,459
     LOE--Timber                                              950                0            6,950                0
     LOE--Minerals                                          8,209            9,262           79,084           28,712
     NPI Exp                                                    0                0                0                0
     Prod Tax                                              27,695           28,332           73,804           78,970
     DD&A (Fixed Assets)                                  360,066          347,209        1,064,523        1,079,484
     Third Party Distributions                              8,582           17,588           24,726
                                                                                                              27,897
     General and Administrative Expenses                  178,384          161,564          516,927          524,259
     Legal and Professional Fees                           41,575           69,714          181,383          221,968
     Shareholder Information                                4,321            6,069           31,220
                                                                                                              23,841
     Amortization of Debt Costs                            23,754           26,998           47,508           79,826
     Amortization of Equity                                     0              225                0
                                                                                                                 675
         Total Expenses                              $    755,101     $    833,586     $  2,601,641     $  2,544,091
                                                     ------------     ------------     ------------     ------------

Other income (expenses)
     Interest Income                                 $          0     $          0     $          0     $          7
     Interest Expense                                     (37,544)         (33,570)        (222,997)        (240,848)
     Other Income                                               0                0        5,823,250           24,800
         Total other income (loss), net              $    (37,544)    $    (33,570)    $  5,600,253     $   (216,041)
                                                     ------------     ------------     ------------     ------------

Loss before provision for income taxes               $   (413,673)    $   (465,179)    $  4,107,748     $ (1,544,021)
Provision for income taxes                                      0                0                0                0
                                                     ------------     ------------     ------------     ------------
Net Loss (Note 10)                                   $   (413,673)    $   (465,179)    $  4,107,748     $  1,544,021)
                                                     ============     ============     ============     ============

Less: Dividends on Class A and B preferred shares               0                0         (691,188)         (83,907)

Net loss attributable to common shareholders         $   (413,673)    $   (465,179)    $  3,416,560     $ (1,627,928)
                                                     ============     ============     ============     ============

Basic and Fully Diluted Net Loss per Common Share    ($      0.01)    ($      0.02)      $0.12/0.09     ($      0.05)
Weighted average number of shares of
         common shares outstanding
         Basic                                         28,337,402       29,514,472       28,337,402       28,877,197
         Diluted                                       39,356,981       38,484,051       28,337,402       35,796,776


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE THREE MONTHS
ENDED JUNE 30, 2005 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
                                                                   June 30, 2005
Common Stock Outstanding
     Shares                                                          28,693,043
                Beginning of Period
                Issued                                                1,250,000
                Cancelled                                                     0
                                                                   ------------
                End of Period                                        29,943,043
                                                                   ------------
     Value at Par ($.01/Share)                                     $    299,430

Preferred Stock Outstanding
     Shares Class "A"
                Beginning of Period                                           0
                Present as Debt                                               0
                End of Period                                                 0
Value at Par ($.01/Share)                                          $          0

     Shares Class "B"
                Beginning of Period                                     185,000
                Issued                                                        0
                Converted to Common                                           0
                Cancelled                                                     0
                End of Period                                           185,000
     Value at Par ($.01/Share)                                     $      1,850
     Preferred Value at Par ($.01/Share)                           $      1,850

Additional Paid in Capital
                Beginning of Period                                $ 39,416,342
                Equity Issuance                                         287,500
                                                                   ------------
                Equity Issuance - Acq                                         0
                Excess Preferred Redemp. Amt                                  0
                End of Period                                        39,703,842

Accumulated Retained
Earnings/(Deficit)
                Beginning of Period                                $(23,772,740)
                Income/Loss for Year                                   (465,179)
                Dividends (paid, Cash or Stock)                               0
                End of Period                                      $(24,237,919)

Equity
                Beginning of Period                                $ 15,932,383
                End of Period                                      $ 15,767,204
                Change in Equity for Period                        $   (165,179)


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE QUARTERS ENDED AND NINE MONTHS ENDED JUNE 30, 2005 AND 2004 - PREPARED BY MANAGEMENT (UNAUDITED)
===============================================================================


                                                                 3 Months Ended                 9 Months Ended
                                                                 --------------                 --------------
                                                               2005           2004           2005          2004
                                                               ----           ----           ----          ----
OPERATING ACTIVITIES
Net Income/( loss) for the period                          $  (465,179)   $  (413,670)   $(1,544,021)   $ 4,107,748
                                                           -----------    -----------    -----------    -----------
Items not affecting working capital
     Change in DD & A for period                           $   347,209    $   360,066    $ 1,079,484    $ 1,065,523
     Debt Amortization                                          27,223         23,754         77,501         47,508
     Gain on Debt Forgiveness                                        0              0              0     (5,787,687)
                  Sub Total                                $   374,432    $   383,819    $ 1,156,985    $(4,675,657)
                                                           -----------    -----------    -----------    -----------
Items affecting Working Capital:
     (Increase) Decrease in other assets                   $   (45,431)   $         0    $  (227,867)   $  (261,293)
     (increase)/Decrease in Pre-paid Royalties                       0              0        (30,000)       (30,000)
     (Increase) Decrease in accounts receivable                 (5,175)        18,209        (20,969)       (69,953)
     Increase (Decrease) in payables                           274,051         44,461        357,058         38,864
     Increase.(Decrease) in other Accrued Expenses              75,921         88,027        252,382        235,909
     Gain/(loss) on Sale of Properties                               0              0              0         34,700
                  Sub Total                                $   299,366    $   150,697    $   330,604    $   (51,773)
                                                           -----------    -----------    -----------    -----------

CASH USED FOR OPERATING ACTIVITIES                         $   208,619    $   120,846    $   (56,432)   $  (619,682)
                                                           -----------    -----------    -----------    -----------

INVESTING ACTIVITIES
     Sale of fixed assets                                  $         0    $         0    $   542,621    $         0
                                                           -----------    -----------    -----------    -----------
CASH PROVIDED FROM INVESTING ACTIVITIES                    $         0    $         0    $         0    $         0
                                                           -----------    -----------    -----------    -----------

FINANCING ACTIVITIES
     Increase (decrease) Notes due Related Parties         $  (240,800)   $     8,900    $  (210,500)   $    17,900
     Increase (decrease) Other Notes due & L/T Debt             (9,208)       (65,762)      (112,259)       542,334
     Increase (decrease) Accrued Interest                      (15,836)        22,898        170,107     (1,434,291)
     Increase (decrease) Accrued Dividends                           0        (67,361)      (198,241)     1,017,547
     Dividends Paid                                                  0              0       (370,785)             0
     Proceeds of Equity Issuance                               300,000              0        400,150        287,029
     Proceeds of L/ T Debt -                                         0              0              0         40,000
CASH PROVIDED FROM/(USED FOR) FINANCING ACTIVITIES         $    34,156    $  (101,326)   $  (321,528)   $   470,518
                                                           -----------    -----------    -----------    -----------

NET INCREASE/(DECREASE) IN CASH FOR PERIOD                 $   242,775    $    19,520    $   164,661    $  (149,164)
                                                           ===========    ===========    ===========    ===========

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD            $   320,894    $   396,304    $   399,008    $   564,988
CASH AND CASH EQUIVALENTS - END OF PERIOD                  $   563,669    $   415,824    $   563,669    $   415,824
                                                           -----------    -----------    -----------    -----------
CHANGE IN CASH AND CASH EQUIVALENTS FOR THE PERIOD         $   242,775    $    19,520    $   164,661    $  (149,164)
                                                           ===========    ===========    ===========    ===========

SUPPLEMENTARY DISCLOSURE OF NON-CASH TRANSACTIONS
         Issuance of common stock for services performed   $    50,000    $         0    $   150,150    $   253,367
         Payment of dividends in-kind                      $         0    $         0    $   370,785    $         0
         Conversion of debt to equity                      $   250,000    $         0    $   250,000    $   550,788


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS
ENDED JUNE 30, 2005 AND 2004 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

1.    CONTINUED OPERATIONS

      The Company's audited financial statements for its fiscal year ended September 30, 2004, were audited by the accounting firm of Vasquez & Company LLP and filed with the Securities and Exchange Commission on January 18, 2005. Vasquez & Company was retained by the Company to replace its prior auditor, Jay
J. Shapiro, who resigned as the Company's auditor on September 9, 2004. (See the Company's Form 8-K dated September 14, 2004, Form 8-K dated December 2, 2004 and Form 8-K dated December 3, 2004). The Audited Numbers referenced herein are taken from the Company's Audited Financial Statements as filed on January 18, 2005 as amended by the Company's filing on February 3, 2005.

      The financial statements have been prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. For the quarter ended June 30, 2005, the Company reported a loss of $_465,179. The ability of the Company to meet its total liabilities of $6,748,290, and to continue as a going concern is dependent upon the availability of future funding, achieving profitable timber operations and successful development of its mineral assets. On July 24, 2002 ("Closing Date"), the Company entered into a $10,000,000 Equity Line of Credit Agreement with Cornell Capital Partners, L.P. ("CCP"). As part of the transaction, the Company issued to CCP a two year convertible debenture in a face amount of $300,000. The debenture is convertible into common stock at a price equal to the lesser of 120% of the final bid price on the Closing Date or 80% of the average lowest three closing bid prices as reported by Bloomberg of the Company's common stock for the five trading days immediately preceding the date of the conversion. The equity line provides for the Company to draw down $75,000 per week over a three year period. In accordance with the provisions of the Equity Line of Credit, the Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission, which became effective on November 7, 2002. Commencing in November 2002 and concluding in January 2003, CCP converted the entire Debenture in 5,027,881 shares of common stock at an average price per share of $0.117 when including all other fees and costs associated with the issuance of the debentures and $0.06 if just the conversion price without including other fees and costs. The Equity Line of Credit expires in accordance with its terms on November 6, 2005.

      The Company will continue to seek and evaluate "project specific" funding commitments and other capital funding alternatives if and as they become available.

      As of June 30, 2005, the Company was in default of certain debt obligations (See Notes 7, 8 and 14 below). The holders of these instruments are working with the Company to achieve satisfaction of the obligations.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS
ENDED JUNE 30, 2005 AND 2004 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS
ENDED JUNE 30, 2005 AND 2004 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

      e.    Site restoration, dismantlement and abandonment costs


      The Company believes that the projected salvage value of the residual lease and well equipment on its various properties will be sufficient to cover the various expenditures associated with well abandonment. This position is based on the Company's historical ability to sell off its marginal properties prior to their eminent abandonment to local operators and /or to "sell" wells slated for abandonment to equipment salvage operators for their assumption of all plugging and abandonment obligations. Over the last several years, the Company has disposed of numerous wells in this manor. There is no reason based on the current state of the oil and gas industry to believe that these types of "well divestment" opportunities will not continue. As such, no abandonment obligations have been recorded on the financial statements. The Company also maintains/complies with the various State bonding requirements dealing with future plugging obligations, etc. to cover "orphan well" situations.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS
ENDED JUNE 30, 2005 AND 2004 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

      f.    Property and Equipment

      Property and equipment are recorded at cost and depreciated using the straight-line method over a period of five years. The carrying value of property and equipment is impaired from time to time in addition to typical depreciation charges based on independent appraisals of the operational condition of the specific unit of property and/or equipment.

      g.    Timber Rights

      The Company has recorded the acquisition of timber rights at cost. These costs are "charged off" as commercial production quantities are produced, and / or amortized over a set time period as a result of delayed commercialization of the concession holdings. Where the costs exceed projected net recoverable amounts, the timber rights are written down to the projected net recoverable amount. Net recoverable amount is the aggregate of estimated un-discounted future net revenues from the sale of timber less operating and production expenses.

      h.    Mineral Acquisition

      The Company has recorded the acquisition of Clean Age Minerals Incorporated and associated mineral rights at cost.

      i.    Debt Issue Costs

      Debt issue costs of $285,046 were capitalized in the quarter ended December 31, 2003, and represent those costs associated with Sonata Investment Company, Ltd.'s acquisition of Heller Financial, Inc. loan and the restructuring of the Heller Loan (see Note 10). Debt issue costs of $50,000 were in the quarter ending June 30, 2005 and represent those costs associated with a $50,000 loan (See Note 7d).

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS
ENDED JUNE 30, 2005 AND 2004 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

3.    Oil and Gas and Equipment

                                                        June 30,       June 30,
                                                         2005           2004
                                                     ------------   ------------

Proven lease acreage costs                           $  5,429,995   $  5,429,995
Proven undeveloped lease acreage costs                  1,745,810      1,745,810
Well costs                                              5,432,145      5,432,145
                                                     ------------   ------------
                                                     $ 12,607,950   $ 12,607,950

Accumulated depletion, depreciation and amortization    8,357,950      7,757,950
                                                     ------------   ------------

                                                     $  4,250,000   $  4,850,000
                                                     ============   ============

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

5.    Mineral Properties

a. Clean Age Minerals Incorporated. In September 2000, the Company acquired Clean Age Minerals Incorporated ("CAMI") by way of merger with the Company's wholly-owned subsidiary; Strategic Minerals, Inc. CAMI presently has only one subsidiary, CA Properties, Inc. ("CAP"). CAP owns or has under long-term lease: (a) 5,200 acres (+/-) in Marfa, Presidio County, Texas, containing high grade Zeolite; (b) 5,020 acres(+/-) of Calcium Carbonate deposits located in the Oro Grande area, Cibola County, New Mexico; (c) twenty eight (28) mining claims located in Sierra County, New Mexico covering 2,675 acres(+/-) of Kaolin; and (d) eleven (11) Zeolite mining claims covering approximately 220 acres(+/-) located in Beaver County, Utah.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS
ENDED JUNE 30, 2005 AND 2004 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

b.    Minerals and Equipment

                                            June 30, 2005    June 30, 2004
                                            ------------     ------------
      Proven undeveloped lease costs        $ 12,609,100     $ 12,609,100
      Mine development costs                          --               --
      Accumulated depletion and
           depreciation                         (350,000)        (150,000)
                                            ------------     ------------

                                            $ 12,259,100     $ 12,459,100
                                            ============     ============

      (1) The Company has begun to amortize its mineral properties at a nominal amortization rate of $200,000 per year subject to higher adjustments per year as production increases. During the quarter ended June 30, 2005, the Company took a charge of $50,000 towards the annual amount. The Company is utilizing a modified unit-of-production basis in determining its amortization rates for its mineral properties.

c. Prepaid Royalties. The Company receives a credit in the nature of "prepaid royalties" for rents paid on the Marfa Zeolite Lease, Presidio County, Texas, and a portion of the New Mexico Oro Grande Limestone Lease in Cibola County, New Mexico. During Fiscal Year 2003 the Company commenced definition mining activities on its Kaolin deposits in Sierra County, New Mexico for the purpose of testing the minerals and producing samples for sales. The Company commenced production of its New Mexico Calcium Carbonate properties in Fiscal Year 2003. It anticipates the commencement of the commercial production of its Kaolin deposits in the last quarter of calendar year 2005. The Company commenced production of its Zeolite deposit in the first quarter of Fiscal Year 2004. The Company did make limited sales of its CA Series products in Fiscal Year 2003 primarily for testing to confirm their suitability for certain applications. The Company began the commercial sales of one of its CA Series Products under the trade name "ReNuGen" in the first quarter of 2004. Testing of the Company's Kaolin was commenced in December 2002 to confirm its properties in various applications in the paper, paint and coating industries. Under the Company's agreements with Tecumseh Professional Associates ("TPA"), TPA is obligated to pay the Advanced Royalties on the Company's Limestone Lease, in Cibola County, New Mexico for the year commencing August 4, 2005, and rentals to the Bureau of Land Management for the Limestone leases and the Kaolin leases in Sierrra County, New Mexico; becoming due in the current calendar year. (See Form 8-k dated February 17, 2005 and Form 8-K dated March 17, 2005).

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS
ENDED JUNE 30, 2005 AND 2004 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

6.    Patents & Technology

      As part of the acquisition of Clean Age Minerals Incorporated (See Note 5(a) above), the Company also acquired U.S. Patent No: 5387738. This patent, owned by Clean Age Minerals Incorporated (previously owned by Matrix-Loc, Inc. which was acquired by Clean Age Minerals Incorporated as a result of Matrix-Loc's merger with Clean Age Minerals as of March 18,
      2002), deals with a reagent and process for the remediation of water and contaminated soils. The Company has obtained a Trademark "ReNuGen(TM)" for its CA-1 Series for use in waste treatment plants. It also obtained the Trademark Sierra Gold(TM) for one of its calcium carbonate products.

            Effective, March 31, 2005, the Company consummated its sale of its I-Squared and I-Top technology to Ostara Corporation. Under the terms of an Asset Acquisition Agreement ("AAA") dated December 1, 2004 by and among PSNet Communications (Later merged with Ostara Corporation) and Daleco Resources Corporation, Daleco sold its I-Squared and I-Top information technologies to PSNet for 3,000,000 unrestricted common shares and the warrant rights to acquire an additional 15,000,000 shares. The warrants rights are for a period of one year and have an escalating exercise price starting at $2.00 per share and rising to $8.00 per share on a quarterly basis. That transaction had a targeted closing date of March 2005. At the time of the signing on the AAA, PSNet was a private entity that was targeting a public offering and registration of its securities in March 2005. As such no specific value could be placed on the PSNet securities. Subsequent to the PSNet/Daleco transaction, PSNet was acquired by/merged with Ostara Corporation ("Ostara") a publicly traded entity with Ostara assuming the obligations of PSNet as the successor entity.

      Ostara initiated the actual transfer of securities (Ostara Common Stock & Warrants) on March 31, 2005.

      In December 2004, the Daleco assets subject to the terms of the transaction had a Book Value Basis ("BVB") of $542,621. Since PSNet's securities were not registered under the '33 Act, but subject to a demand registration, Daleco treated the transaction as an "exchange" of assets of equivalent value. It therefore transferred the BVB of the IT assets divested to the securities it received for book purposes. No value was assigned to the warrant rights since they were priced significantly "out-of-the-money" market wise compared to the near term trading value of the stock received. 2,049,969 shares of the Ostara common stock and equivalent warrant rights were delivered to Daleco's shareholders as a special dividend in accordance with the AAA. This Distribution also commenced on March 31, 2005 and was managed directly by Ostara's stock transfer agent, PacWest Transfer. The Company retained 950,031 shares of Ostara and carries these shares on its June 30, 2005 financials at $171,836

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS
ENDED JUNE 30, 2005 AND 2004 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

7.    Notes Payable

a. During the year ended September 30, 1995, the Company received $1,100,000 in return for two notes payable, with the producing wells of the Company used as collateral. Interest of 10% per annum was due monthly. In fiscal 1996, the Company repaid $300,000 of the outstanding balance. In fiscal 1997, the remaining $800,000 was converted into 16,000 shares of 10% cumulative preferred stock, at $50.00 per share ("Series A Preferred Stock"). The Series A Preferred Stock was subject to a put on August 20, 1999. The holders of the Series A Preferred Stock filed a lawsuit in the Los Angeles Superior Court, California against the Company, as well as Mr. Amir and Mr. Erlich as guarantors. Mr. Amir satisfied his obligation under his guarantee and purchased one-half, or 8,000 shares of the Series A Preferred Stock, of the 16,000 shares of the Series A Preferred Stock owned by the Kanes. The Company and Mr. Erlich entered into a Stipulation for the Entry of Judgment granting the Company until August 1, 2001 in which to satisfy the put for the remaining 8,000 shares of Series A Preferred Stock plus accumulated interest. (See Litigation Note 14). Mr. Amir converted his Series A Preferred shares into 408,163 shares of Company common stock. A portion of the dividends ($32,213) due Mr. Amir on the Series A Preferred Stock was paid to Mr. Amir in the third quarter of fiscal 2002. (See Note 8(a)). As of June 30, 2005, the Company owed the Kanes $188,116 of accrued but unpaid interest. By Agreement dated January 20, 2005, the Company agreed to satisfy its full obligation to the Kanes on or before July 5, 2005. On May 9, 2005, the Company and the Kanes entered into the First Amendment to January 20, 2005 Agreement. The May 9, 2005 Agreement amended the January 20, 2005 Agreement providing, in part, that in consideration of the sum of $50,000, the Company would be given until August 10, 2005 in which to satisfy its obligation to the Kanes. (See Note 14(a)).

b. During fiscal 1998, the Company borrowed $145,000 from four (4) persons. The debt was evidenced by Notes that matured on November 21, 1998. The Notes earned interest at 2% over the prime rate charged by the Huntingdon National Bank of Columbus, Ohio, through the maturity date, and 18% thereafter. The Note holders were also given warrants. (See Note 11(b)-- Warrants) $75,000 in principal amount plus accrued interest due to Sonata Investment Company, Ltd. ("Sonata") was paid to Sonata on November 30, 2001. On June 7, 2002, Mr. Lincoln converted his Note in the amount of $20,000, plus accrued and unpaid interest of $13,528, into 49,818 shares of common stock. The debt was converted at a price of $.673 per share, which represented the average of the bid and closing prices for the five day period prior to the conversion. As of June 30, 2005, $50,000 in principle amount under two of these Notes remains outstanding. On August 1, 2001, the Company borrowed $42,000 from Standard Energy Company. This loan earned interest at 2% per annum. The Standard Energy Company loan was satisfied on November 30, 2001. Since June 30, 2002, only two of the original four (4) notes, each in the face amount of $25,000, remain outstanding. The accrued but unpaid interest on each of these notes as of June 30, 2005 is $41,548.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS
ENDED JUNE 30, 2005 AND 2004 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

c. Pursuant to Paragraph 5.1 of the Agreement and Plan of Merger by and among Clean Age Minerals Incorporated ("CAMI") and Strategic Minerals, Inc. ("SMI") and the Company dated September 19, 2000, obligations of CAMI to certain officers, directors and third parties were to have been satisfied by SMI or the Company within one (1) year of the merger. (Subsequent to the merger, SMI's name was changed to Clean Age Minerals, Inc.) The indebtedness totaled (including the Martin Debt as defined in Note 8(b) below) $514,881 and was evidenced by Notes dated September 19, 2000. The Notes were due and payable on or before September 18, 2001 and provide for interest at the rate of 8% per annum. These Notes remain outstanding. As of June 30, 2005, the total amount payable on these notes is $710,537 representing principal of $514,881 and accrued but unpaid interest of $195,656.

d. On May 10, 2005, the Company borrowed $50,000 from four (4) individuals, Steven P. Roche ($20,000) and David Grady ($10,000) each of whom are employees of Tecumseh Professional Associates, Thomas Smith ($10,000) and Alfonso Knoll ($10,000). Mr. Knoll is a Director and Interim Chief Executive Officer of the Company. Mr. Roche was appointed to the Board of Directors of the Company in July 2005. (See 8-k dated July 19, 2005). Each lender was given a Note for his loan by the Company. The Note matures on May 10, 2006 at an interest rate equal to the Federal Funds Rate on May 10, 2005. Additionally, each lender received 50,000 shares of Company common stock for each $10,000 lent to the Company.

      The borrowed funds were issued to make a payment on the Company's obligation to the Kanes. (See Note 14(a)).


8.    Due to (from) Related Parties

      (a)   Due to (from) Amir

      Mr. Amir has entered into four (4) Notes with the Company as follows:

      (1) Note dated October 1, 1995, bearing interest at the rate of prime plus 3% in the principal amount of $91,062. This obligation was satisfied on 4/29/05 as part of Mr. Amir's exercising of certain stock options

      (2) Note dated October 1, 1995 bearing interest at the rate of 7% in the principal amount of $378,810 remains outstanding as of June 30, 2005.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS
ENDED JUNE 30, 2005 AND 2004 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

      (3) Note dated July 20, 1998 in the face amount of $25,000 (See Note 7(b)) bearing interest at the rate of 2% over the prime rate charged by the Huntingdon National Bank of Columbus, Ohio, through the maturity date, November 21, 1998 and 18% thereafter.

      (4) Note dated June 17, 2002 bearing interest at the rate of 7% in the principal amount of $137,000.

      As of June 30, 2005, the outstanding principal and accrued but unpaid interest on the obligations listed under numbers 1 through 4 to Mr. Amir amounted to $700,348.

      Mr. Amir was also entitled to a cash payment of $25,000 under his Key Man Contract on June 30, 2002. This bonus has not been paid (See Note 13(b)).

      Prior to conversion of his Series A Preferred Stock into common stock, Mr. Amir was entitled to have received dividends in the amount of $91,551 of which $59,338 remains outstanding (See Note 7(a)).

      As of June 30, 2005, the Company owed Mr. Amir $36,778 in un-reimbursed business expenses and $233,336 in accrued but unpaid salary.

      During 2002, the Company paid Mr. Amir $170,000 in partial payment of the accrued and unpaid interest on his notes, un-reimbursed expenses and dividends attributable to the Class A Preferred Stock. These payments were reflected in prior financial statements. Mr. Amir subsequently advanced the Company an additional $137,000 (see 8(a)(4) above).

      Mr. Amir converted $10,000 of indebtedness into 71,942 shares of Common Stock as of December 3, 2002. The conversion was at the average of the closing bid and asking price for the Common Stock for the five trading days prior to the date of conversion. On April 29, Mr. Amir exercised his option for 1,000,000 shares of common stock by reducing the Company's indebtedness to him by $250,000.

      As of June 30, 2005, the Company was indebted to Mr. Amir in the aggregate amount of $1,054,798.

(b) By virtue of the merger of Clean Age Minerals Incorporated ("CAMI") with Strategic Minerals, Inc. on September 19, 2000, Strategic Minerals, Inc. assumed the obligation of CAMI to Mr. Robert E. Martin in the amount of $134,811 ("Martin Debt"). The Martin Debt was to have been satisfied on or before September 18, 2001 but was not and remains outstanding. As of June 30, 2005, the Martin Debt amounts to $185,905 representing $134,811 in principal and $51,094 in accrued but unpaid interest. The Martin Debt is evidenced by a Note providing for an annual rate of interest of 8%. These amounts are included in the amounts shown for the Company's obligation to the former officers and directors of Clean Age Minerals Incorporated. (See
      Note 7(c)). As of June 30, 2005, the Company owed Mr. Martin $245,835 in accrued but unpaid salary and $41,051 in accrued and unpaid reimbursable business expenses.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS
ENDED JUNE 30, 2005 AND 2004 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

(c) Novinskie Debt. Under the terms of Mr. Novinskie's employment agreement (See Note 13(b)), Mr. Novinskie was to have received a cash bonus of $25,000 as of September 30, 2002. This bonus was not paid. As of June 30, 2005, the Company owed Mr. Novinskie $41,484 in un-reimbursed expenses and $233,338 in accrued but unpaid salary and $25,000 in accrued and unpaid bonuses (as discussed previously).

      Mr. Novinskie converted $10,000 of indebtedness into 71,942 shares of Common Stock as of December 3, 2002. The conversion was at the average of the closing bid and asking price for the Common Stock for the five trading days prior to the date of conversion. As of June 30, 2005, the Company was indebted to Mr. Novinskie in the aggregate amount of $299,822.


9.    Debentures

                                             June 30, 2005         June 30, 2004
                                             -------------         -------------

            8% Convertible Debentures             $0                  $30,000

      a.    8% Convertible Debentures

      On September 11, 1996, the Company issued $1,310,000 of 8% convertible debentures with interest payable in stock only and accruing until conversion or redemption after the term of two years. The placement agent's fees were 10% of the gross proceeds and 12,111 warrants at $10.07 expiring November 16, 2001. The debentures may be converted after a holding period of 45 days after closing at the lessor of: (1) the fixed conversion price ($10.171875), or (2) 75% of the average closing bid price for the five trading days immediately preceding the date of conversion. As of September 30, 2004, $1,310,000 of the 8% debentures had been converted into 990,963 common shares. No 8% debentures remain outstanding.


10.   Long-Term Debt

      Long-term debt of the Company consists of the following:

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS
ENDED JUNE 30, 2005 AND 2004 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS
ENDED JUNE 30, 2005 AND 2004 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS
ENDED JUNE 30, 2005 AND 2004 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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


      As of June 30, 2005, the amount owed to Sonata was $340,369 of which $122,369 is classified as long-term debt on the Company's financial statements..

      b.    First Regional Bank

      In September 1998, the Company assumed a $100,000 loan with First Regional Bank when it acquired Haly Corporation. Interest is at 6.9% and the loan matures December 12, 2005. The loan is secured by personal assets of Dov Amir an officer and Director of the Company.

      c. Mr. Erlich, a former officer and director of the Company loaned $87,543 ("Loan Amount") to the Company. This loan is evidenced by a Note dated February 1, 2000 and has no maturity date. The Note provides that the Loan Amount shall earn interest at the rate of nine percent (9%) per annum. As of June 30, 2005, the total principal and accrued interest on the Note was $140,726

      d. In December 2004, the Company borrowed $40,000 under a loan agreement with an existing shareholder ("Lucas Note"). The note has a primary term of two years and bears an interest rate of 7.5% per annum. As of June 30, 2005, the total amount due under this note is $42,508 including $2,508 in accrued interest and $40,000 in principle of which $10,000 is classified as long-term debt.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS
ENDED JUNE 30, 2005 AND 2004 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

11.   Capital Stock

                                                                                                  NUMBER OF
                                                                                                   SERIES B
                                                                       NUMBER OF SERIES           PREFERRED
                                               NUMBER OF COMMON             A PREFERRED          SHARES PAR
                                              SHARES, PAR VALUE       SHARES PAR VALUE          VALUE $0.01
                                                $0.01 PER SHARE     $0.01 PER SHARE (1)       PER SHARE (1)
                                                ---------------     -------------------       -------------
Balance as of June 30, 2004                          28,337,402                   8,000             185,000

Issues on conversion of debenture (2)                     9,641

Issuance to lenders (3)                                 250,000

Issued Murphy Communications(4)                          20,000

Issued on Conversion of Option (5)                    1,000,000

Issuance on Payment of Obligations to Smith(6)           20,000
Private Placement(7)                                    306,000
                                                     ----------              ----------          ----------

Ending Balance as of June 30, 2005                   29,943,043                   8,000             185,000
                                                     ==========              ==========          ==========

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

(2) The Company issued 9,641 shares of Common stock to the remaining holders of its 8% Debenture under the Debenture's required redemption terms.

(3) The Company issued 250,000 shares of common stock to four persons who lent $50,000 to the Company on May 10, 2005. (See footnote 7(d)).

(4) The Company issued 20,000 shares to Murphy Communications in consideration of its undertaking and assisting the Company with shareholder relations and communications.

(5) The Company issued 1,000,000 shares to Dov Amir upon exercise of an Option on April 29, 2005.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS
ENDED JUNE 30, 2005 AND 2004 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

(6) On December 1, 2004, the Company issued 20,000 shares to William Smith in consideration and compensation for his work in promoting the Company's patented product marketed under the Trademark ReNuGen(TM). The shares were registered utilizing Form S-8. (See the Company's Form 8-K dated December 1, 2004).

(7) On December 13, 2004, the Company sold 300,000 shares of common stock to three individuals pursuant to a private placement under Section 506 of Regulation D, promulgated under the Securities Act of 1933, as amended. The price per share was $0.30. The proceeds of the sale were used to cover the costs of the Company's audit for fiscal 2004, and re-audit of fiscal year 2003. In addition to the legal fees associated with the offering, 6,000 were issued to the selling broker as consideration for its selling commission.


      a.    Common Stock Options

The Company granted the following options / warrants to purchase common stock as of June 30, 2005.

                                                     Number of             Weighted Average
                                                 Options / Warrants        Price per Share
                                                 --------------------     -------------------

Options / Warrants Outstanding - June 30, 2004             9,289,579                  $ 0.96

Employee Stock Option
Granted                                                      400,000                  $ 0.85
Expired                                                     (50,000)                  $ 0.85
Exercised                                                (1,000,000)                  $ 0.25
Cancelled                                                       ----                    ----

Stockholder warrants
Granted                                                      520,000                  $ 0.77
Expired                                                         ----                    ----
Exercised
Cancelled                                                 (2,240,000)                 $ 2.42

Options / Warrants Outstanding -June 30, 2005             6,919, 579                  $ 0.57

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS
ENDED JUNE 30, 2005 AND 2004 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

Stock Based Compensation

In March 2004, the shareholders of the Company approved the Independent Director's Incentive Stock Option Plan. Two Directors, Messrs. Pryor and Lord Gilbert qualified for option awards under the plan during fiscal 2004. Each of these Directors received option for 200,000 common shares at an exercise price equal to $0.85 per share. These option rights vest over a three-year period (but only while the recipient is a Director), 100,000 shares in the first year, and 50,000 shares in each of years two and three. The options expire five (5) years after issuance. Mr. Pryor resigned as a Director of the Company in May 2005. (See 8-k dated May 17, 2005). As a result of his resignation Mr. Pryor was only vested in the first two years of his options, or options for 150,000 shares. His option for the remaining 50,000 shares expired upon his resignation.

Of the 4,850,000 options outstanding, 3,781,100 are held by current officers, directors and employees of the Company. The exercise price for the options held by insiders range from $0.25 per share to $1.08 per share. Mr. Amir exercised options for 1,000,000 shares at $0,25 per share on April 29, 2005.

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

                                             For the three-months ended June 30
                                                       2005           2004
                                                 ----------     ----------
Net loss attributable to common shareholders
 (as reported)                                   $ (465,179)    $ (413,673)

Stock based employee
  compensation expense determined
  under fair value based method for
  all awards                                        (70,089)       (91,343)
                                                 ----------     ----------

Pro forma net income (loss)                      $ (535,268)    $ (505,016)
                                                 ==========     ==========

Per Share
         As reported                             $    (0.02)    $    (0.01)
         Pro forma                               $    (0.02)    $    (0.02)

There were no options granted during the quarters ended June 30, 2005 and 2004.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS
ENDED JUNE 30, 2005 AND 2004 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS
ENDED JUNE 30, 2005 AND 2004 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

Payment of Accrued Dividends

There were no cash dividend payments on either Series of Preferred Stock made during the period June 30, 2004 to June 30, 2005. See also Note 14(a), regarding payment of accrued dividends on the Series A Preferred Stock held by the Kanes through June 30, 2005.

12.   Income Taxes

      The Company has no current and deferred taxes payable. The Company and its oil and gas subsidiaries have significant tax losses to be applied against future income attributable to its oil and gas properties. The subsidiary Companies' tax filings show net operating losses to be applied against future taxable income in the amount of approximately $26.7 million to be utilized in various years through 2009. The tax benefit of these losses is estimated to be approximately $10 million. No potential benefit of these losses has been recognized in the accounts. To the extent the Company has income attributable to its mineral properties, this income may be subject to Federal taxation.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS
ENDED JUNE 30, 2005 AND 2004 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

      Mr. Amir satisfied his obligation under his guaranty to purchase one-half or 8,000 shares from the Plaintiffs and was dismissed from the case on September 19, 2000. The Company entered into Stipulation for the Entry of Final Judgment and Judgment thereon ("Final Judgment") as to Daleco Resources Corporation, pursuant to which the Company shall have until August 1, 2001 in which to redeem the remaining 8,000 shares for $400,000 plus accrued dividends through the date of settlement at a rate of ten percent (10%) per annum. The Kanes have been granting the Company an extension of the August 1, 2001 date on a month-to-month basis. On December 7, 2001, the Company paid the Kanes $90,000 representing all accrued and unpaid dividends on the Series A Preferred Stock through December 31, 2001. The Company has paid all dividends due and payable to the Kanes for periods through the fiscal quarter ending June 30, 2002. As of June 30, 2005 the sum due to the Kanes under the Judgment was $602,187 plus attorney's fees.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS
ENDED JUNE 30, 2005 AND 2004 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

      On May 9, 2005, the Company and the Kanes entered into the First Amendment to January 20, 2005 Agreement. The May 9, 2005 Agreement amended the January 20, 2005 Agreement providing, in part, that in consideration of the sum of $50,000, the Company would be given until August 10, 2005 in which to satisfy its obligation to the Kanes. (See Note 7(d)).

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS
ENDED JUNE 30, 2005 AND 2004 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

      During the third fiscal quarter, ended June 30, 2005 the Company continued to focus its efforts on the mineral holdings of its wholly-owned subsidiary, Clean Age Minerals, Inc. while maintaining its prior operating level within its oil and natural gas production and hardwood timber marketing segments.

      The Company's performance during its third fiscal quarter ended June 30, 2005, was influenced by a variety of factors typical within the natural resource sectors which were beyond the control of management, such as the variability of the demand for and the pricing of crude oil and natural gas within the Company's operating areas and the demand and pricing, both domestically or internationally, for the Company's timber and industrial minerals. As in previous periods, the Company remained highly dependent on the revenues derived from the sale of its oil and natural gas production. During the quarter ended June 30, 2005, the Company's energy segments continued to benefit from sustained higher levels of oil and gas prices. As a result revenues for the current year's quarter were $349,818 versus $337,195 in the 2004 fiscal quarter representing a nominal 4% increase. The Company's net operating margins from the segment however declined for the quarter ending June 30, 2005 to a level of $154,860 as compared to $207,940 for the prior year's quarter. The quarter to quarter drop in oil and gas operating margins is directly attributable to higher operating and well maintenance costs incurred during the period. The availability of third party contract well serving equipment was restricted during the quarter ending June 30, 2005. These limitations resulted in lost production time on and volumes from certain of the Company's wells. The shortage of contract services is the result of the greater demand for these types of services brought on by the sustained crude price in the area.

      During the quarter, the Company's direct operational expenditures related to its mineral holdings increased approximately 13% to a level of $9,260 as compared to the prior year's quarter level of $8,210. The relative level of mineral site operating costs were held in check by the Company's use of available stock piles of mineral products (i.e. Sierra Gold (TM) and ReNuGen (TM)) to supply the current quarter's demand and the initiation of activities by Tecumseh Professional Associates ("TPA") as mine site manager at the Company's kaolin and calcium carbonate deposits. Deliveries of the above mineral products continued during the quarter which increased revenues significantly quarter to quarter to a level of $10,650 for the period ended June 30, 2005 as compared to $270 of the prior year's quarter. Long Term, application testing of ReNuGen (TM) has been successful and the operating and performance information gained from these operating facility tests will be instrumental in the market "roll-out" of the product within the targeted Waste Water Treatment industry. Efforts to deliver calcium carbonate material to regional clients have been ongoing and are expected to improve in subsequent quarters as TPA assumes more direct control of the operations and marketing efforts. During the quarter ending June 30, 2005, efforts pertaining to the commercialization of the Sierra Kaolin(TM) mineral products were directed toward the preparation of additional "client sample products" and in obtaining the regulatory permits required to proceed with the planned confirmation coring initiative on the mineral deposit. Indication is that the coring will commence early in the next fiscal quarter under the direct oversight by the mine site manager, Tecumseh Professional Associates.


      Within its timber segment, the efforts of Sustainable Forest Industries were again held at minimal levels. Efforts were made to explore certain hardwood marketing opportunities. The results of these efforts are not yet available.

      For the three month period ended June 30, 2005, total operating revenues increased by $23,010 (5%) to a level of $401,977 for the quarter. Direct operating expenses increased by $70,800 (53%), exclusive of non-cash charges, The increase in direct operating expenses and the subsequent fall-off in general operating margins is directly attributed to the impact of the Company's efforts during the quarter to maintain production levels resulted in greater expenditures for oil and gas well maintenance.

      Non-cash charges for the quarter declined nominally $9,390 (2%) to a level of $374,430 from the prior year period of $383,820.

      Corporate expenses for the quarter increased by $13,070 (6%) from the June ending quarter in 2004 fiscal year to the June 2005 level of $237,250. This increase is directly attributable to the increased cost associated with the incremental reporting requirements related to the Sarbane-Oxley Act of 2002. For the quarter, the Company recorded a loss of $465,180 as compared to a loss of $413,673 for the prior fiscal year's first quarter.

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

            On May 10, 2005, the Company issued 250,000 shares to four (4) persons who lent $50,000 to the Company to fund a payment to the Kanes. (See Notes 7(d) and 14).

            On April 29, 2005, Dov Amir exercised his option for 1,000,000 shares of common stock. The exercise price was $0.25. Mr. Amir forgave debt owed him by the Company as payment of the exercise price.

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

Item 3   Heller Debt.

            In August 1997, the Company entered into an arrangement with Heller Financial, Inc. ("Heller") whereby Heller agreed to provide the Company with up to $15,000,000 to rework existing horizontal wells, re-complete its vertical wells as horizontal wells, and develop additional acreage. Under the terms of the agreement, all of the properties of Westlands were transferred to a newly formed limited partnership, Tri-Coastal Energy, L.P., the general partner of which is Tri-Coastal Energy, Inc., (Tri-Coastal) and the sole limited partner of which is Westlands. Westlands is also the sole shareholder of Tri-Coastal Energy, Inc. The amount outstanding (principal and accrued interest) under this arrangement as of September 30, 2003 and 2002, was $6,708,474 and $6,967,975,
      respectively. Interest on the borrowings was at prime plus 2%. Principal was paid out of 85% of the net cash flow from the properties. Additional interest was payable from 50% of the net cash flow from these properties after the payment of principal. In January 1999, Heller declared the loan to be in default, due to the pledged properties failure to generate the required interest payments. This failure was solely attributable to the low worldwide prices for oil. As a result, the full amount of the Heller Loan had been reclassified as current debt. With the recovery of oil prices, the Heller Loan had come back into compliance and on October 15, 2003, Heller declared the Heller Loan to be in full compliance. The obligations to Heller were non-recourse to the Company and payable solely out of the oil and gas properties pledged to Heller as collateral. By agreement between Heller and Tri-Coastal, the Termination Date of the Heller Loan was extended from October 15, 2003 until January 31, 2004. In the Company's third fiscal quarter (March through June 2003) Heller advised Tri-Coastal that it was desirous of liquidating Tri-Coastal's oil and gas properties in full satisfaction of the Heller Loan. Heller had previously wanted Tri-Coastal to sell its oil and gas properties, however, a purchase price acceptable to Heller could not be obtained.

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

                  As a result of the extraordinary benefit resulting from
            Sonata's acquisition of the Heller Loan as set forth above, the "Earnings Per Share Calculations" should be compared as follows:

                                                    1st Fiscal Quarter    Fiscal Year End
                                                         12/31/03             9/30/04
                                                         --------             -------
Net Income (loss) (before gain on debt forgiveness)    $   (663,164)       $ (2,231,957)
Basic and Fully Diluted Income (loss)/Share            ($       .02)       ($       .08)
(calculated on 28,307,975 shares outstanding)

Net Gain on debt forgiveness                           $  5,787,687        $  5,787,687
Basic and Fully Diluted Net Gain (Loss)/share           $0.20/$0.15         $0.20/$0.15

Net Income (including gain on debt forgiveness)        $  5,124,523        $  3,555,730
Basic and Fully Diluted Net Income (Loss)/Share         $0.18/$0.13         $0.13/$0.09
     calculated on 27,829,106 weighted average shares outstanding, Basic &
     39,327,554 shares, Fully Diluted at 12/31/03 and 28,206,666 weighted shares outstanding, Basic & 37,816,622
     shares, Fully Diluted Basis at 9/30/04)

Item 4            None.

Item 5            Other Information

None


ITEM 6   Exhibits and Reports on Form 8-K

      a. Exhibit 10.38 on Form 8-K dated May 6, 2005
      b. Exhibit 10.39 on Form 8-K dated May 17, 2005
      c. Exhibit 10.40 on Form 8-K dated June 24, 2005.
      d. Exhibit 10.41 on Form 8-K dated June 24, 2005.
      e. Exhibit 10.42 on Form 8-K dated June 24, 2005
      f. Exhibit 10.43 on Form 8-K dated June 24, 2005
      g. Exhibit 10.44 on Form 8-K dated June 24, 2005
      h. Exhibit 10.45 on Form 8-K dated June 24, 2005
      i. Exhibit 10.46 on Form 8-K dated June 24, 2005
      j. Exhibit 10.47 on Form 8-K dated June 24, 2005
      k. Exhibit 10.48 on Form 8-K dated June 24, 2005

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DALECO RESOURCES CORPORATION

Dated:  August 15, 2005                   By: /s/ Gary J. Novinskie
                                              ----------------------------------
                                              Gary J. Novinskie, President

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DALECO RESOURCES CORPORATION

Date:  August 15, 2005                    /s/ Gary J. Novinskie
                                          -------------------------------------
                                          Gary J. Novinskie
                                          President and Chief Financial Officer

Date: August 15, 2005                     /s/ Alfonso Knoll
                                          -------------------------------------
                                          Alfonso Knoll
                                          Chief Executive Officer