Form 10QSB/A
period 2005-03-31
DALECO RESOURCES CORP
filed 2005-12-16
CIK 746967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 FIRST AMENDMENT
                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ______________

Commission File Number 0-12214

                          DALECO RESOURCES CORPORATION
              ----------------------------------------------------
              Name of small business issue as specified in Charter

Nevada                                      23-2860734
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

120 North Church Street
West Chester, Pennsylvania 19380            (610) 429-1258
----------------------------------------    ------------------------------------
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

                                      INDEX

                                                                            PAGE
PART I   FINANCIAL INFORMATION

ITEM 1       FINANCIAL STATEMENTS (Unaudited).................................3
             Consolidated Balance Sheet.......................................3
             Consolidated Statements Of Loss..................................5
             Consolidated State of Comprehensive Income (Loss)................6
             Consolidated Statement Of Shareholders' Equity (Deficit).........7
             Consolidated Statements Of Cash Flow.............................8
             Notes to Consolidated Financial Statements.......................9

ITEM 2       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.............................31

ITEM 3       CONTROLS AND PROCEDURES.........................................33

PART II      OTHER INFORMATION...............................................37

ITEM 2       CHANGE IN SECURITIES............................................37

ITEM 3       SONATA  DEBT....................................................38

ITEM 4       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............42

ITEM 5       OTHER INFORMATION...............................................43

ITEM 6       Exhibits and Reports on Form 8-K................................43

SIGNATURES   ................................................................44

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2005
PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                                                  March 31, 2005
ASSETS
Current Assets
         Cash Accounts                                             $    187,774
         C/Ds                                                           133,120
         Account receivables                                            594,391

         Other Current Assets                                             4,569
                                                                   ------------
                              Total Current Assets                 $    919,854
                                                                   ------------
Other Assets
         Prepaid Mineral Royalties L/T                             $    624,567
         Debt Placement Costs                                           878,661
         Accumulated Amortization                                      (705,966)
         Net Debt Placement Costs                                       172,695
         Equity Placement Costs                                           1,800
         Accumulated Amortization Equity Costs                             (450)
         Net Equity Placement                                             1,350
         Available for Sale Securities                                3,264,809
                                                                   ------------

                              Total Other Assets                   $  4,063,421
                                                                   ------------
Fixed Assets
         Oil and Gas Properties (note 3)                           $ 12,607,950
         Accumulated DD&A                                            (8,207,950)
                  Net Oil and Gas Property                            4,400,000
         Mineral Properties (note 5)                                 12,609,100
         Accumulated DD&A                                              (300,000)
                  Net Mineral Property                               12,309,100
         Timber Properties (note 4)                                   1,028,342
         Accumulated DD&A                                            (1,028,342)
                  Net Timber Property                                        --
         Technology/Patent Rights (note 6)                            7,767,000
         Accumulated DD&A                                            (3,773,582)
                  Net Tech./Patent Rights                             3,993,418
         Property, Equipment, Furniture & Fixtures                      514,749
         Accum. Depr (P, E, F &  F)                                    (511,024)
                  Net (P, E, F & F)                                       3,725
                              Total Fixed Assets                   $ 20,706,243
                                                                   ============
                              Total Assets                         $ 25,689,518
                                                                   ============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2005
PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                                                  March 31, 2005

LIABILITIES
Current Liabilities
         Trade A/P                                                 $  1,021,615
         Notes Payable (note 7)                                         137,543
         Note Due related Pty (note 8)                                  781,610
         HFI Financing (note 10a)                                            --
         Loans--1st Regional (note 10d)                                 100,000
         CAMI Notes                                                     514,881
         Sonata and Standard Energy  Financing (notes 7b and 10b)       218,333
         Accrued Interest Expense (notes 10a and 10b)                   545,881
         Accrued Dividend Expense (notes 11d and 16)                  1,821,000
         Accrued Expense Reimbursements                                 111,847
         Accrued Salary Expense                                         814,875
         Mandatory Redeemable Preferred Stock                           400,000
                                                                   ------------
                              Total Current Liabilities            $  6,467,585
                                                                   ------------
Long Term Liabilities
         Long Term Debt                                            $    196,577
         Mandatory Redeemable Preferred Stock                                --
                              Total Liabilities                    $  6,664,162
                                                                   ------------
EQUITY
         Beginning Retained Earnings                               $(22,813,627)
         Current Period Income/(loss)                                  (511,295)
         Other Comprehensive Income                                   3,080,179

         Dividends Paid (Preferred Stock)                               (36,630)
         Dividends (Property)                                          (398,393)
         Add. Paid in Capital                                        39,416,342
         Preferred Stock (note 11)                                        1,850
         Common Stock (note 11)                                         286,930

                              Total Equity                         $ 19,025,356
                                                                   ------------
                        Total Liabilities and Equity               $ 25,689,518
                                                                   ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF LOSS FOR THE QUARTERS ENDED AND THE SIX MONTHS
ENDED MARCH 31, 2005 AND 2004 -- PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                                                 3 Months Ended                 6 Months Ended
                                                                  2005            2004            2005            2004
                                                          ------------    ------------    ------------    ------------
Revenue
     O&G Sales                                            $    394,352    $    286,105    $    689,092    $    629,765
     Royalty Receipts                                            9,670           8,972          20,794          16,988
     Mineral Sales                                               8,198           6,918          21,237          25,399
     Well Management                                            41,506          41,506          83,012          58,011
                                                          ------------    ------------    ------------    ------------
         Total revenue                                    $    453,726    $    343,501    $    814,135    $    730,163
                                                          ------------    ------------    ------------    ------------

Expenses
     LOE--Oil and Gas                                     $    123,599    $    260,108    $    314,835    $    473,951
     LOE--Timber                                                    --           2,700              --           6,000
     LOE--Minerals                                               3,950          11,391          19,450          70,875
     Prod Tax                                                   27,807          20,970          50,638          46,110
     DD&A (Fixed Assets)                                       347,209         360,016         732,275         704,457
     Third Party Distributions                                      --           7,223          10,308          16,144
     General and Administrative Expenses                       199,965         163,583         362,695         338,543
     Legal and Professional Fees                                95,397          64,094         152,255         139,809
     Shareholder Information                                    13,575          23,702          17,771          26,900
     Amortization of Debt Costs                                 24,914          23,754          49,829          23,754
     Amortization of Goodwill                                      225              --             450
                                                          ------------    ------------    ------------    ------------
         Total Expenses                                   $    836,641    $    937,541    $  1,710,506    $  1,846,543
                                                          ------------    ------------    ------------    ------------

Other income (expenses)
     Gain on Exchange of PSNet Shares for Ostara Shares         40,402              --          40,402              --
     Interest Income                                                 7              --               7              --
     Interest Expense                                         (168,789)        (43,765)       (207,278)       (185,453)
     Other Income                                                   --          34,700          24,800       5,823,250
                                                          ------------               -    ------------
         Total other income (loss), net                   $   (128,380)   $     (9,065)   $   (142,069)   $  5,637,797
                                                          ------------    ------------    ------------    ------------

Loss before provision for income taxes                    $   (511,295)   $   (603,105)   $ (1,038,440)   $  4,521,417
Provision for income taxes                                          --              --              --              --
                                                          ------------    ------------    ------------    ------------
Net Loss (Note 10)                                        $   (511,295)   $   (603,105)   $ (1,038,440)   $  4,521,417
                                                          ============    ============    ============    ============

Less: Dividends on Class A and B preferred shares              (36,630)        (46,798)        (83,907)        (95,968)
                                                          ------------    ------------    ------------    ------------

Net loss attributable to common shareholders              $   (547,925)   $   (649,903)   $ (1,122,347)   $  4,425,449
                                                          ============    ============    ============    ============

Basic and Fully Diluted Net Loss per Common Share         ($       .02)   ($       .02)   ($       .04)      $.16/$.11

Weighted average number of shares of
         Common shares outstanding
         Basic                                              28,693,043      28,337,402      28,693,043      28,337,402
         Diluted                                            38,142,622      39,356,981      38,142,622      39,356,981

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
AS OF MARCH 31, 2005 AND 2004 -- PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                                                      3 Months Ended              6 Months Ended

                                                                  3/31/2005     3/31/2004      3/31/2005      3/31/2004
Net Income (Loss)                                               $  (511,295)   $  (603,105)   $(1,038,440)   $ 4,521,417

Other Comprehensive Income
   Unrealized Gains (Losses) On Available For Sale Securities     3,080,179              0      3,080,179              0

Total Comprehensive Income (Loss)                               $ 2,568,884    $  (603,105)   $ 2,041,739    $ 4,521,417

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE THREE MONTHS
ENDED MARCH 31, 2005 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                                         March 31, 2005
                                                  -------------------------
Common Stock Outstanding
     Shares
     ------
                Beginning of Period                                  28,693,043
                Issued                                                        0
                Cancelled                                                     0
                                                                   ------------
                End of Period                                        28,693,043
                                                                   ------------
     Value at Par ($.01/Share)                                     $    286,930

Preferred Stock Outstanding
     Shares Class "A"
     ----------------
                Beginning of Period                                           0
                Present as Debt                                               0
                                                                   ------------
                End of Period                                                 0
Value at Par ($.01/Share)                                          $          0

     Shares Class "B"
     ----------------
                Beginning of Period                                     185,000
                Issued                                                        0
                Cancelled                                                     0
                End of Period                                           185,000
     Value at Par ($.01/Share)                                     $      1,850
                                                                   ------------
     Preferred Value at Par ($.01/Share)                           $      1,850

Additional Paid in Capital
                Beginning of Period                                $ 39,416,342
                Equity Issuance Other                                         0
                                                                   ------------
                End of Period                                      $ 39,416,342
                                                                   ------------

Accumulated Retained
Earnings/(Deficit)
                Beginning of Period                                $(22,813,627)
                Income/Loss for Year                                   (511,295)
                Other comprehensive Income                            3,080,179
                Dividends                                               (36,630)
                Dividends (Property)                                   (398,393)
                                                                   ------------
                End of Period                                      $(20,676,766)

Equity
                Beginning of Period                                $ 16,891,495
                End of Period                                      $ 19,025,356
                                                                   ------------
                Change in Equity for Period                        $ (2,133,861)

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE QUARTERS ENDED AND SIX MONTHS
ENDED MARCH 31, 2005 AND 2004 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                                                             3 Months Ended                   6 Months Ended
                                                                            2005             2004             2005             2004
                                                                     -----------      -----------      -----------      -----------
Operating Activities
Net Income/( loss) for the period                                    $  (511,295)     $  (603,105)     $(1,038,440)     $ 4,521,417
                                                                     -----------      -----------      -----------      -----------
Items not affecting working capital
     Change in DD & A for period                                     $   347,209      $   383,770      $   732,275      $   728,211
     Debt Amortization                                                    25,139           23,754           50,279           23,754
     Gain on Debt Forgiveness                                                 --               --               --       (5,787,687)
     Gain on Exchange of PSNet Shares for Ostara Shares                  (40,402)              --          (40,402)              --
                                                                     -----------      -----------      -----------      -----------
                  Sub Total                                          $   331,946      $   407,524      $   742,152      $(5,035,722)
                                                                     -----------      -----------      -----------      -----------
Items affecting Working Capital:
     (Increase) Decrease in other assets                             $  (171,836)     $        --      $  (212,436)     $  (315,046)
     (Increase) Decrease in accounts receivable                          (39,054)           9,029          (15,794)         (88,162)
     Increase (Decrease) in Trade payables                               (24,282)        (851,908)          83,006           (5,597)
     Increase.(Decrease) in other Accrued Expenses                       102,247           66,027          176,464          147,883
     Gain/(loss) on Sale of Properties                                        --           34,700               --           34,700
                                                                     -----------      -----------      -----------      -----------
                  Sub Total                                          $  (132,925)     $  (742,152)     $    31,240      $  (226,222)
                                                                     -----------      -----------      -----------      -----------

Cash used for operating activities                                   $  (312,274)     $  (937,733)     $  (265,048)     $  (740,527)
                                                                     -----------      -----------      -----------      -----------

Investing Activities
     Sale of fixed assets                                            $   542,621      $        --      $   542,621      $        --
                                                                     -----------      -----------      -----------      -----------
Cash provided from investing activities                              $   542,621      $        --      $   542,621      $        --
                                                                     -----------      -----------      -----------      -----------

Financing Activities
     Increase (decrease) Notes due Related Parties                   $        --      $     6,000      $    30,300      $     9,000
     Increase (decrease) Other Notes due                                   5,000               --            5,000               --
     Increase (decrease) Sonata Note Due                                 (38,900)         (23,606)        (108,052)         608,096
     Increase (decrease) Accrued Interest                                 27,881           69,926          185,942       (1,457,189)
     Increase (decrease) Accrued Dividends                                91,388          850,590         (198,242)       1,084,907
     Dividends Paid                                                     (370,785)              --         (370,785)              --
     Proceeds of Equity Issuance                                              --           26,867          100,150          287,029
     Proceeds of L/ T Debt -                                                  --               --               --           40,000
                                                                     -----------      -----------      -----------      -----------
Cash provided from/(used for) financing activities                   $  (285,416)     $   929,777      $  (355,687)     $   571,843
                                                                     -----------      -----------      -----------      -----------
Net Increase/(decrease) in cash for period                           $   (55,069)     $    (7,956)     $   (78,114)     $  (168,684)
                                                                     ===========      ===========      ===========      ===========

Cash and cash equivalents - Beginning of Period                      $   375,963      $   404,260      $   399,008      $   564,988
Cash and cash equivalents - End of Period                            $   320,894      $   396,304      $   320,894      $   396,304
                                                                     -----------      -----------      -----------      -----------
Change in cash and cash equivalents for the period                   $   (55,069)     $    (7,956)     $   (78,114)     $  (168,684)
                                                                     ===========      ===========      ===========      ===========

Supplementary Disclosure of Non-cash Transactions
         Issuance of common stock for services performed             $        --      $        --      $   100,150      $   253,367
         Payment of dividends in-kind                                $   398,393      $        --      $   398,393      $        --
         Conversion of debt to equity                                $        --      $    26,867      $        --      $    26,867

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS
ENDED MARCH 31, 2005 AND 2004 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

      The financial statements have been prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. For the quarter ended March 31, 2005, the Company reported a loss of $511,295. The ability of the Company to meet its total liabilities of $6,664,163, and to continue as a going concern is dependent upon the availability of future funding, achieving profitable timber operations and successful development of its mineral assets. On July 24, 2002 ("Closing Date"), the Company entered into a $10,000,000 Equity Line of Credit Agreement with Cornell Capital Partners, L.P. ("CCP"). As part of the transaction, the Company issued to CCP a two year convertible debenture in a face amount of $300,000. The debenture is convertible into common stock at a price equal to the lesser of 120% of the final bid price on the Closing Date or 80% of the average lowest three closing bid prices as reported by Bloomberg of the Company's common stock for the five trading days immediately preceding the date of the conversion. The equity line provides for the Company to draw down $75,000 per week over a three year period. In accordance with the provisions of the Equity Line of Credit, the Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission, which became effective on November 7, 2002. Commencing in November 2002 and concluding in January 2003, CCP converted the entire Debenture in 5,027,881 shares of common stock at an average price per share of $0.117 when including all other fees and costs associated with the issuance of the debentures and $0.06 if just the conversion price without including other fees and costs. The Equity Line of Credit expires in accordance with its terms on November 6, 2005.

      The Company will continue to seek and evaluate "project specific" funding commitments and other capital funding alternatives if and as they become available.

      As of March 31, 2005, the Company was in default of certain debt obligations (See Notes 7, 8 and 14 below). The holders of these instruments are working with the Company to achieve satisfaction of the obligations.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS
ENDED MARCH 31, 2005 AND 2004 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS
ENDED MARCH 31, 2005 AND 2004 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS
ENDED MARCH 31, 2005 AND 2004 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS
ENDED MARCH 31, 2005 AND 2004 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

3.    Oil and Gas and Equipment

                                                            March 31,         March 31,
                                                                 2005              2004
                                                         ------------      ------------
Proven lease acreage costs                               $  5,429,995      $  5,429,995
Proven undeveloped lease acreage costs                      1,745,810         1,745,810
Well costs                                                  5,432,145         5,432,145
                                                         ------------      ------------
                                                         $ 12,607,950      $ 12,607,950
Accumulated depletion, depreciation and amortization       (8,207,950)       (7,457,950)
                                                         ------------      ------------
                                                         $  4,400,000      $  5,150,000
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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS
ENDED MARCH 31, 2005 AND 2004 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

b.    Minerals and Equipment

                                        March 31, 2005    March 31, 2004
                                        --------------    --------------
      Proven undeveloped lease costs     $ 12,609,100      $ 12,609,100
      Mine development costs                       --                --
      Accumulated depletion and
           depreciation                      (300,000)         (125,000)
                                         ------------      ------------
                                         $ 12,309,100      $ 12,484,100
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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS
ENDED MARCH 31, 2005 AND 2004 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

6.    Patents & Technology

      a. CA Series Patent. As part of the acquisition of Clean Age Minerals Incorporated (See Note 5(a) above), the Company also acquired U.S. Patent
      No: 5387738. This patent, owned by Clean Age Minerals Incorporated (previously owned by Matrix-Loc, Inc. which was acquired by Clean Age Minerals Incorporated as a result of Matrix-Loc's merger with Clean Age Minerals as of March 18, 2002), deals with a reagent and process for the remediation of water and contaminated soils. The Company has obtained a Trademark "ReNuGen(TM)" for its CA-1 Series for use in waste treatment plants. It also obtained the Trademark Sierra Gold(TM) for one of its calcium carbonate products.

      b. I-Squared and I-Top Technology. Pursuant to an agreement effective December 1, 2004 ("Asset Sale Agreement") the Registrant agreed to sell its I-Squared and I-Top technology to PSNet Communications in exchange for 3,000,000 shares of PSNet common stock ("PSNet Shares"). Of the PSNet Shares to be issued, two-thirds of the PSNet Shares were to be issued to the shareholders of the Registrant and one-third of the PSNet Shares were to be issued to the Registrant. Under the terms of the Asset Sale Agreement, the Registrant is prohibited from selling the PSNet Shares it received in the transaction for a period of one year after the Closing Date. The "Closing Date" for the transaction was initially established as December 10, 2004 or such other mutually agreeable date. The Asset Purchase Agreement required PSNet to file a registration statement with the Securities and Exchange Commission to register the PSNet Shares so that the PSNet Shares issued to the Registrant's shareholders would be freely trading shares. The Registrant and PSNet agreed to extend the Closing Date until PSNet's registration statement became effective and it had the requisite number of freely trading PSNet Shares required for distribution to the Registrant's shareholders as of the Record Date (as that term is defined below). The Asset Purchase Agreement required PSNet to use its best efforts to have an effective date for its registration statement of on or before March 31, 2005. There was no market for the PSNet Shares at the time the Company entered into the Asset Purchase Agreement.

      In a press release dated January 13, 2005, Ostara Corporation ("Ostara") announced that it had acquired PSNet. As successor in interest to PSNet, commencing on or about March 31, 2005, Ostara issued its common stock to the Registrant and its shareholders of record as of January 6, 2005 ("Record Date) in place of the PSNet Shares. In accordance with the provisions of the Asset Sale Agreement, approximately, 2,050,000 shares of Ostara common stock were issued, in the nature of a special dividend, to the shareholders of record of the Registrant as of the Record Date. The Registrant received 950,000 shares of Ostara common stock that cannot be sold for a period of one year. Warrants for 15,000,000 shares of Ostara common stock were also issued under the Asset Sale Agreement. For each share of Ostara common stock issued to the Registrant's shareholders as of the Record Date five warrants were also issued. The warrants have a term of one (1) year and have an exercise price as follows:

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS
ENDED MARCH 31, 2005 AND 2004 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

            a. For the first 90 days after the Closing Date, the exercise price per share of Stock shall be $2.00.

            b. For the 91st through the 180th day after the Closing Date, the exercise price per share of Stock shall be $4.00.

            c. For the 181st day through the 270th day after the Closing Date, the exercise price per share of Stock shall be $6.00.

            d. For the 271st day through the first anniversary of the Closing Date the exercise price per share of Stock shall be $8.00.

      One share of Ostara common stock was issued for each 14 shares of the Registrant's common stock held as of the Record Date. In addition to the Ostara common stock issued, each Record Date Shareholder received a warrant to purchase (5) additional shares of Ostara common stock for each share of Ostara common stock issued.

      Since the Company had effective equitable title to the original 3,000,000 shares of Ostara common stock as of January 13, 2005 (the date Ostara reported the acquisition of PSNet) and thus "beneficial ownership" of those shares until they were distributed to the Company's shareholders, the Company recognized as a gain from the exchange of securities (PSNet shares for Ostara shares) of $$40,402, . This amount reflects both the market price of the Ostara common stock and the calculated value of the associated warrants on January 13, 2005.

            As of March 31, 2005, the 950,000 shares of Ostara common stock held by the Company were carried at $3,264,809. Under an accounting rule, the warrants, even though price higher than the market value of the stock into which they are convertible, also have a value.

7.    Notes Payable

a. During the year ended September 30, 1995, the Company received $1,100,000 in return for two notes payable, with the producing wells of the Company used as collateral. Interest of 10% per annum was due monthly. In fiscal 1996, the Company repaid $300,000 of the outstanding balance. In fiscal 1997, the remaining $800,000 was converted into 16,000 shares of 10% cumulative preferred stock, at $50.00 per share ("Series A Preferred Stock"). The Series A Preferred Stock was subject to a put on August 20, 1999. The holders of the Series A Preferred Stock filed a lawsuit in the Los Angeles Superior Court, California against the Company, as well as Mr. Amir and Mr. Erlich as guarantors. Mr. Amir satisfied his obligation under his guarantee and purchased one-half, or 8,000 shares of the Series A Preferred Stock, of the 16,000 shares of the Series A Preferred Stock owned by the Kanes. The Company and Mr. Erlich entered into a Stipulation for the Entry of Judgment granting the Company until August 1, 2001 in which to satisfy the put for the remaining 8,000 shares of Series A Preferred Stock plus accumulated interest. (See Litigation Note 14). Mr. Amir converted his Series A Preferred shares into 408,163 shares of Company common stock. A portion of the dividends ($32,213) due Mr. Amir on the Series A Preferred Stock was paid to Mr. Amir in the third quarter of fiscal 2002. (See Note 8(a)). As of March 31, 2005, the Company owed the Kanes $131,184 of accrued but unpaid interest. By Agreement dated January 20, 2005, the Company agreed to satisfy its full obligation to the Kanes on or before July 5, 2005. (See Note 14(a)).

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS
ENDED MARCH 31, 2005 AND 2004 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

b. During fiscal 1998, the Company borrowed $145,000 from four (4) persons. The debt was evidenced by Notes that matured on November 21, 1998. The Notes earned interest at 2% over the prime rate charged by the Huntingdon National Bank of Columbus, Ohio, through the maturity date, and 18% thereafter. The Note holders were also given warrants. (See Note 11(b)-- Warrants) $75,000 in principal amount plus accrued interest due to Sonata Investment Company, Ltd. ("Sonata") was paid to Sonata on November 30, 2001. On June 7, 2002, Mr. Lincoln converted his Note in the amount of $20,000, plus accrued and unpaid interest of $13,528, into 49,818 shares of common stock. The debt was converted at a price of $.673 per share, which represented the average of the bid and closing prices for the five day period prior to the conversion. As of March 31, 2005, $50,000 in principal amount under two of these Notes remains outstanding. On August 1, 2001, the Company borrowed $42,000 from Standard Energy Company. This loan earned interest at 2% per annum. The Standard Energy Company loan was satisfied on November 30, 2001. Since June 30, 2002, only two of the original four (4) notes, each in the face amount of $25,000, remain outstanding. The accrued but unpaid interest on these two notes as of March 31, 2005 is $51,482.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS
ENDED MARCH 31, 2005 AND 2004 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS
ENDED MARCH 31, 2005 AND 2004 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS
ENDED MARCH 31, 2005 AND 2004 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS
ENDED MARCH 31, 2005 AND 2004 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

      t 12 6 Sonata and Heller arrived at an agreement by which Sonata would purchase the Heller Loan for $605,000. Sonata simultaneously entered into an agreement with Tri-Coastal and the Company whereby Sonata would advance to Tri-Coastal/Daleco an additional $50,000 for working capital and reduce the amount of the Heller Loan to $655,000 ("Sonata Loan"). In consideration of Sonata's reduction of the Heller Loan from $5,154,783 to $655,000, Daleco agreed to:

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS
ENDED MARCH 31, 2005 AND 2004 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

            (3) Transaction costs recorded as Debt Placement Costs on the Balance Sheet of $285,046 consisting of:

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS
ENDED MARCH 31, 2005 AND 2004 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

      c. Mr. Erlich, a former officer and director of the Company loaned $87,543 ("Loan Amount") to the Company. This loan is evidenced by a Note dated February 1, 2000 and has no maturity date. The Note provides that the Loan Amount shall earn interest at the rate of nine percent (9%) per annum. As of March 31, 2005, the total principle and accrued interest on the Note was $130,877.

      d. In December 2004, the Company borrowed $40,000 under a loan agreement with an existing shareholder ("Lucas Note"). The note has a primary term of two years and bears an interest rate of 7.5% per annum. As of March 31, 2005, the total amount due under this note is $41,754 including $1,754 in accrued interest and $40,000 in principle of which $15,000 is classified as long-term debt.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS
ENDED MARCH 31, 2005 AND 2004 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

11.   Capital Stock

                                                                                                          NUMBER OF
                                                                                                           SERIES B
                                                                               NUMBER OF SERIES           PREFERRED
                                                  NUMBER OF COMMON                  A PREFERRED          SHARES PAR
                                                 SHARES, PAR VALUE            SHARES PAR VALUE          VALUE $0.01
                                                   $0.01 PER SHARE          $0.01 PER SHARE (1)       PER SHARE (1)
                                                   ---------------          -------------------       -------------
Balance as of March 31, 2004                            28,337,402                       8,000             185,000

Issuance on payment of obligations (5)                      20,000
     By Murphy Communications

     Issued on Conversion of Debenture                       9,641

Issuance on Payment of Obligations to W. Smith              20,000
Private Placement                                          306,000

                                                        ----------                  ----------          ----------
Ending Balance as of March 31, 2005                     28,693,043                       8,000             185,000
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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS
ENDED MARCH 31, 2005 AND 2004 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

      a.    Common Stock Options

The Company granted the following options / warrants to purchase common stock as of March 31, 2005.

                                                               Number of           Weighted Average
                                                           Options / Warrants      Price per Share
                                                          ---------------------   -------------------
Options / Warrants Outstanding - March 31, 2004                9,289,579             $     0.96

Employee Stock Option
Granted                                                          400,000             $     0.85
Expired                                                               --                     --
Exercised                                                             --                     --
Cancelled                                                             --                     --

Stockholder warrants
Granted                                                          520,000             $     0.77
Expired                                                               --                     --
Exercised                                                             --                     --
Cancelled                                                     (2,240,000)            $     2.42

Options / Warrants Outstanding - March 31, 2005                7,969,579             $     0.53

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS
ENDED MARCH 31, 2005 AND 2004 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

                                             For the three-months ended March 31
                                                       2005           2004
                                                  ---------      ---------
Net loss attributable to common shareholders
 (as reported)                                    $(588,328)     $(649,903)

Stock based employee
  compensation expense determined
  under fair value based method for
  all awards                                        (70,089)       (91,343)
                                                  ---------      ---------

Pro forma net income (loss)                       $(658,417)     $(741,246)
                                                  =========      =========

Per Share
         As reported                              $   (0.02)     $   (0.02)
         Pro forma                                $   (0.02)     $   (0.03)

There were no options granted during the quarters ended March 31, 2005 and 2004.

      b.    Warrants

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS
ENDED MARCH 31, 2005 AND 2004 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS
ENDED MARCH 31, 2005 AND 2004 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS
ENDED MARCH 31, 2005 AND 2004 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2005
PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

      Under the Agreement, the Company may not make any payments to Mr. Amir or Mr. Erlich until the Final Judgement is paid in full. Additionally, repayments of certain third party costs are also restructured in the amount. The Company believes that it will have paid off the entire Final Judgement by May 1, 2005.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS
ENDED MARCH 31, 2005 AND 2004 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

      During the quarter, the Company's direct operational expenditures related to its mineral holdings declined to a level of $3,950 as compared to the prior year's quarter level of $11,391 This reduction is the result of the Company utilizing its available stock piles of mineral products (i.e. Sierra Gold (TM) and ReNuGen (TM)) to supply the current quarter's demand. Deliveries of the above Calcium Carbonate and Kaolin mineral products improved during the quarter which increased revenues by about 19% quarter to quarter to a level of $8,198 for the period ended March 31, 2005. To date, application testing of ReNuGen (TM) has been successful at several sites. Information gained from these test applications has been instrumental in increasing awareness and acceptance of the product with the targeted Waste Water Treatment industry. Additional applications for Clean Age Minerals' CA-Series engineered products are undergoing investigative work . The Company's efforts to commercialize the Sierra Kaolin products from its New Mexico Kaolin deposit are ongoing and are focused on product development as well as the identification of opportunities for both joint venturing and/or the internal development of Kaolin processing capabilities. During the quarter ending March 31, 2005, the Company entered into operating agreements with Tecumseh Professional Associates ("TPA") to secure its services as site manager for its Calcium Carbonate and Kaolin mineral deposits (see TPA Discussion).

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

      For the three month period ended March 31, 2005, total operating revenues increased by $110,225 (32%) to a level of $453,726 for the quarter. Direct operating expenses declined by $147,036 (48%), exclusive of non-cash charges, The decline in direct operating expenses and the subsequent improvement in general operating margins is directly attributed to the impact of the Company's efforts during the immediate preceding calendar which focused on returning certain of the company's oil and gas wells to a producing status and the return to more normal level of "repair well expenses" for the Company's operated oil and gas properties as compared with the prior year's period. For the quarter, the Company recorded a loss of $511,295 as compared to a loss of $603,105 for the prior fiscal year's first quarter.

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

      After receipt of and in response to a comment letter from the Securities and Exchange Commission ("SEC") and after discussion with the Staff of the SEC, all of which focused the Company on an issue of the adequacy of the financial statements as contained in the Company's Form 10-QSB for the quarter ending March 31, 2005, the Company's Board of Directors, Audit Committee and Chief Financial Officer, after consultation with the Company's independent accountants, elected to restate its financial statements in this quarterly report. The Company believes that this restatement was not due to any defect in the effectiveness of the Company's disclosure controls and procedures. The Company has in the past and will continue to refer any issue regarding the proper presentation of its financial statements its independent accountants. However, as noted below, the Company is considering taking other steps to further ensure that its disclosure controls and procedures are effective.

      The accounting issue in question which precipitated the Company's decision to restated its financials for the fiscal quarter ending March 31, 2005, deals with the treatment of the stock and warrants received by the Company is the transaction with PSNet Communications (a private company) and subsequently with its successor in interest Ostara Corporation (a public corporation). (See Part II, Item 2(b) of this Form 10-QSB.) The Company believed, at the time of its initial filing of its Form 10-QSB for the period ending March 31, 2005, that its presentation clearly and accurately represented the transaction. The Company accounted for its investment in privately held PSNet at cost. After Ostara acquired PSNet, the Company continued to account for the investment in Ostara at cost, the original recorded investment in PSNet. The Company relied upon the FAS 115 glossary definition of fair value "Quoted market prices in active markets are the best evidence of fair value." Since Ostara is not actively traded but thinly traded in the pink sheets, the Company interpreted its receipt of 3,000,000 Ostara common stock and related warrants as outside the scope of FAS 115. Approximately 2,050,000 of the 3,000,000 shares of Ostara common stock received by the Company under the terms of the transaction were, by contract, distributed to the shareholders of the Company and the issuance and distribution of those shares was solely in the hands of Ostara. The Company believed that by accounting for the Ostara common stock distributed to its shareholders on its financial statements it would be misleading anyone who reviewed the Company's quarterly financial statements as to the true value of the Company. Likewise, since the approximately 950,000 shares of Ostara common stock received by the Company could not be sold for a period of one year under the terms of the Asset Sale Agreement, the accounting for those shares based on the market value of the Ostara common stock would also be misleading. Finally, the Company believed that any value given to the 15,000,000 Warrants attached to the Ostara common stock should also not be valued until the market value of the Ostara common stock approximated the exercise price of the warrant. The exercise price of the warrants started at $2.00 per share for the first 90 days and then escalated $2.00 per share for each of the three remaining quarters of the warrants one-year term.

      However, after giving consideration to all matters and information brought to its attention subsequent to its initial filing, the Company realized that since it had effective equitable title to the original 3,000,000 shares of Ostara common stock as of January 13, 2005 (the date Ostara reported the acquisition of PSNet) and thus "beneficial ownership" of those shares until they were distributed to the Company's shareholders, it must recognize as a gain from the exchange of securities (PSNet shares for Ostara shares) an amount equal to $40,402. This amount reflects both the market price of the Ostara common stock and the calculated value of the associated warrants as of January 13, 2005. Based upon this analysis and after discussion with its independent accountants, the Company elected to restate its financial statements for the fiscal quarters ending March 31, 2005 and June 30, 2005.

      Disclosure Controls and Procedures: The Registrant's Board of Directors, Audit Committee and Chief Financial Officer have reevaluated the Registrant's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended ("'34 Act")) and believes that they are effective to provide reasonable assurance that information required to be disclosed by the Registrant in reports filed or submitted by it under the '34 Act are recorded, processed, summarized and reported within the time periods specified in the '34 Act rules and form, and to provide reasonable assurance that information required to be disclosed by the Company is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. The Registrant believes that the Ostara type transaction is not one that the Registrant encounters in its normal course of business and should not be a recurring event. However, the Registrant is evaluating ways to ensure that its financial statements are always presented in a clear, concise and accurate manner. To achieve that result, the Registrant is considering: (1) expanding its internal accounting staff; (2) when confronted with an accounting presentation of a complex transaction in the future, seeking the opinion of additional financial reporting advisory firms; and, (3) to the extent permissible and permitted by regulation and law, seeking guidance from the Division of Corporate Finance of the Securities and Exchange Commission, regarding the applicable accounting principal and presentation in question.

PART II. OTHER INFORMATION

Item 1.  None

Item 2.  Change in Securities.

      (a)Pursuant to the Second Amended Loan Agreement dated December 31, 2003 between Sonata Investment Company, Ltd. ("Sonata"), Tri-Coastal Energy, L.P. and Daleco, Sonata, or its nominee was given 250,000 shares of Daleco common stock. The average of the closing bid and asking price on December 30, 2003 for Daleco common stock was $.906. The Company recorded a cost of $226,500 for the issuance of these shares. The Company also issued to Sonata, or its nominees, warrants for 250,000 shares of Daleco common stock at an exercise price of $.906 per share. These warrants have an expiration date of December 31, 2007. Daleco also extended the expiration date for other warrants held by Sonata with exercise prices ranging from $.55 to $1.05 until December 31, 2007. The Company recorded a cost of $48,546 resulting from the extension of these warrants.

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

      (b) Special Dividend. Pursuant to an agreement with PSNet Communications effective December 1, 2004 ("Asset Sale Agreement") the Company agreed to sell its I-Squared and I-Top technology to PSNet in exchange for 3,000,000 shares of PSNet common stock ("PSNet Shares"). Of the PSNet Shares to be issued, two-thirds of the PSNet Shares were to be issued to the shareholders of the company and one-third of the PSNet Shares were to be retained by the Company for a period of one year after the Closing Date. The "Closing Date" for the transaction was established December 10, 2004 or such other mutually agreeable . The Asset Purchase Agreement required PSNet to file a registration statement with the Securities and Exchange Commission to register the PSNet Shares so that the PSNet Shares issued to the Registrant's shareholders would be freely trading shares. The Registrant and PSNet agreed to extend the Closing Date until PSNet's registration statement became effective and it had the requisite number of freely trading PSNet Shares required for distribution to the Registrant's shareholders as of the Record Date (as that term is defined below). The Asset Purchase Agreement required PSNet to use its best efforts to have an effective date for its registration statement of on or before March 31, 2005. There was no market for the PSNet Shares at the time the Company entered into the Asset Purchase Agreement.

      In a press release dated January 13, 2005, Ostara Corporation, a public corporation ("Ostara"), announced that it had acquired PSNet. As successor in interest to PSNet, Ostara issued its common stock in place of the PSNet Shares to the Company and its shareholders of record as of January 6, 2005 ("Record Date). Since Ostara was a publicly traded company, the Closing Date became January 13, 2005. In accordance with the provisions of the Asset Sale Agreement, approximately, 2,050,000 shares of Ostara common stock were issued, in the nature of a special dividend, to the shareholders of record of the Company as of the Record Date. The Company retained, in accordance with the Asset Sale Agreement, 950,000 shares of Ostara common stock. The Asset Sale Agreement prohibits the Company from selling the Ostara common stock received by it in the transaction for a period of one year. Warrants for 15,000,000 shares of Ostara common stock were also issued under the Asset Sale Agreement. For each share of Ostara common stock issued to the Company's shareholders as of the Record Date five warrants were also issued. The warrants have a term of one (1) year and have an exercise price as follows:

            a. For the first 90 days after the Closing Date, the exercise price per share of Stock shall be $2.00.

            b. For the 91st through the 180th day after the Closing Date, the exercise price per share of Stock shall be $4.00.

            c. For the 181st day through the 270th day after the Closing Date, the exercise price per share of Stock shall be $6.00.

            d. For the 271st day through the first anniversary of the Closing Date the exercise price per share of Stock shall be $8.00.

      One share of Ostara common stock was issued for each 14 shares of Daleco common stock held as of the Record Date. In addition to the Ostara common stock issued, each Record Date Shareholder received a warrant to purchase
      (5) additional shares of Ostara common stock for each share of Ostara common stock issued.

Item 3      Sonata Debt.

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

      As a result of the extraordinary benefit resulting from Sonata's acquisition of the Heller Loan as set forth above, the "Earnings Per Share Calculations" should be compared as follows:

                                                                     1st Fiscal Quarter  Fiscal Year End
                                                                          12/31/03           9/30/04
                                                                          --------           -------
Net Income (loss) (before gain on debt forgiveness)                     $  (663,164)      $(2,231,957)
Basic and Fully Diluted Income (loss)/Share                             ($      .02)      ($      .08)
(calculated on 28,307,975 shares outstanding)

Net Gain on debt forgiveness                                            $ 5,787,687       $ 5,787,687
Basic and Fully Diluted Net Gain (Loss)/share                           $0.20/$0.15       $0.20/$0.15

Net Income (including gain on debt forgiveness)                         $ 5,124,523       $ 3,555,730
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

Item 4      Submission of Matters to a Vote of Security Holders.

      On February 24, 2005, the Company held its Annual Meeting of the Shareholders. At the Annual Meeting, the following matters were voted upon:

      1. Election of Directors: The following persons were elected to serve as directors of the Company until the next Annual Meeting of Shareholders: Dov Amir, Gary J. Novinskie, Alfonso Knoll, H. Paul Pryor, and Robert E. Martin. The votes for these directors were as follows:

NAME OF NOMINEE             FOR                AGAINST             ABSTAIN
---------------             ---                -------             -------
Dov Amir                 24,862,784               0              1,107,694
Gary J. Novinskie        25,268,092               0                702,387
Robert E. Martin         25,925,564               0                 44,914
Alfonso Knoll            24,752,845               0              1,217,630
Lord Gilbert (John)      25,878,492               0                 91,986
H. Paul Pryor            25,889,564               0                 80,914

      2. Ratification of Vasquez & Company LLP as the Company's independent accountant for Fiscal Year 2005.

                 FOR                     AGAINST                  ABSTAIN
                 ---                     -------                  -------
              25,831,506                 80,063                   58,909

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

                                          DALECO RESOURCES CORPORATION


Dated:  December 16, 2005           By:   /s/ Gary J. Novinskie
                                          ----------------------------
                                          Gary J. Novinskie, President

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           DALECO RESOURCES CORPORATION


Date:  December 16, 2005                   /s/ Gary J. Novinskie
                                               ---------------------------------
                                           Gary J. Novinskie
                                           President and Chief Financial Officer


Date: December 16, 2005                    /s/ Stephan V. Benediktson
                                               ---------------------------------
                                           Stephan V. Benediktson
                                           Chief Executive Officer