Form 10QSB/A
period 2005-06-30
DALECO RESOURCES CORP
filed 2005-12-16
CIK 746967

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

                                      INDEX

                                                                            PAGE
PART I       FINANCIAL INFORMATION

ITEM 1       FINANCIAL STATEMENTS (Unaudited) .............................    3
             Consolidated Balance Sheet ...................................    3
             Consolidated Statements Of Loss ..............................    5
             Consolidated Statement of Comprehensive Income (Loss) ........    6
             Consolidated Statement Of Shareholders' Equity (Deficit) .....    7
             Consolidated Statements Of Cash Flow .........................    8
             Notes to Consolidated Financial Statements ...................    9

ITEM 2       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS ..........................   33

ITEM 3       CONTROLS AND PROCEDURES ......................................   35

PART II      OTHER INFORMATION ............................................   39

ITEM 2       CHANGE IN SECURITIES .........................................   39

ITEM 3       SONATA DEBT ..................................................   41

ITEM 4       NONE .........................................................   44

ITEM 5       OTHER INFORMATION ............................................   44

ITEM 6       Exhibits and Reports on Form 8-K .............................   44

SIGNATURES ................................................................   45

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2005
PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                                                   June 30, 2005
ASSETS
Current Assets
         Cash Accounts                                             $    430,549
         C/Ds                                                           133,120
         Account receivables                                            599,566
         Prepaid Mineral Royalties S/T                                        0
         Other Current Assets                                                 0
                             Total Current Assets                  $  1,163,235
                                                                   ------------
Other Assets
         Prepaid Mineral Royalties L/T                             $    624,567
         Goodwill                                                       813,357
         Accumulated Amortization Goodwill                             (813,357)
                             Net Goodwill                                     0
         Debt Placement Costs                                           928,661
         Accumulated Amortization                                      (732,963)
         Net Debt Placement Costs                                       195,698
         Equity Placement Costs                                           1,800
         Accumulated Amortization Equity Costs                             (675)
         Net Equity Placement                                             1,125
         Available for Sale Securities                                  139,398
                                                                   ------------

                             Total Other Assets                    $    960,788
                                                                   ------------
Fixed Assets
         Oil and Gas Properties (note 3)                           $ 12,607,950
         Accumulated DD&A                                            (8,357,950)
                  Net Oil and Gas Property                            4,250,000
         Mineral Properties (note 5)                                 12,609,100
         Accumulated DD&A                                              (350,000)
                  Net Mineral Property                               12,259,100
         Timber Properties (note 4)                                   1,028,342
         Accumulated DD&A                                            (1,028,342)
                  Net Timber Property                                         0
         Technology/Patent Rights (note 6)                            7,767,000
         Accumulated DD&A                                            (3,917,945)
                  Net Tech./Patent Rights                             3,849,055
         Property, Equipment, Furniture & Fixtures                      514,749
         Accum. Depr (P, E, F &  F)                                    (513,870)
                  Net (P, E, F & F)                                         879
                             Total Fixed Assets                    $ 20,359,034
                                                                   ============
                             Total Assets                          $ 22,483,057
                                                                   ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2005
PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                                                   June 30, 2005
LIABILITIES
Current Liabilities
         Trade A/P                                                 $  1,295,668
         Notes Payable (note 7)                                         192,543
         Note Due related Pty (note 8)                                  540,810
         HFI Financing (note 10a)                                             0
         Loans--1st Regional (note 10b)                                 100,000
         CAMI Notes                                                     514,881
         Sonata and Standard Energy Financing (notes 7b and 10a)        218,333
         Accrued Interest Expense (notes 10a and 10b)                   530,045
         Accrued Dividend Expense (note 16)                           1,821,000
         Accrued Expense Reimbursements                                 120,059
         Accrued Salary Expense                                         882,583
                                                                   ------------
         Mandatory Redeemable Preferred Stock                           400,000
                             Total Current Liabilities             $  6,615,922
                                                                   ------------
Long Term Liabilities
         Long Term Debt                                                 132,369
         Mandatory Redeemable Preferred Stock
                             Total Liabilities                     $  6,748,291
                                                                   ------------
EQUITY
         Beginning Retained Earnings                               $(20,679,766)
         Current Period Income/(loss)                                  (465,179)
         Other Comprehensive Income                                  (3,125,411)
         Dividends Paid (Cash & Stock)                                        0
         Add. Paid in Capital                                        39,703,842
         Preferred Stock (note 11)                                        1,850
         Common Stock (note 11)                                         299,430

                             Total Equity                          $ 15,734,766
                                                                   ------------
                  Total Liabilities and Equity                     $ 22,483,057
                                                                   ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF LOSS FOR THE QUARTERS ENDED AND THE NINE MONTHS
ENDED JUNE 30, 2005 AND 2004 -- PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                                                       3 Months Ended                       9 Months Ended
                                                                  6/30/2005         6/30/2004          6/30/2005         6/30/2004
                                                                 ------------      ------------      ------------      ------------
Revenue
     O&G Sales                                                   $    338,090      $    328,271      $  1,027,182      $    958,036
     NPI Receipts                                                           0                 0                 0                 0
     Royalty Receipts                                                  11,728             8,924            32,521            25,913
     Timber Sales                                                           0                 0                 0                 0
     Mineral Sales                                                     10,653               271            31,890            25,670
     Well Management                                                   41,506            41,506           124,518            99,517
         Total revenue                                           $    401,977      $    378,972      $  1,216,111      $  1,109,136
                                                                 ------------      ------------      ------------      ------------

Expenses
     LOE - Oil and Gas                                           $    166,625      $    101,565      $    481,459      $    575,516
     LOE--Timber                                                            0               950                 0             6,950
     LOE--Minerals                                                      9,262             8,209            28,712            79,084
     NPI Exp                                                                0                 0                 0                 0
     Prod Tax                                                          28,332            27,695            78,970            73,804
     DD&A (Fixed Assets)                                              347,209           360,066         1,079,484         1,064,523
     Third Party Distributions                                         17,588             8,582            27,897            24,726
     General and Administrative Expenses                              161,564           178,384           524,259           516,927
     Legal and Professional Fees                                       69,714            41,575           221,968           181,383
     Shareholder Information                                            6,069             4,321            23,841            31,220
     Amortization of Debt Costs                                        26,998            23,754            76,826            47,508
     Amortization of Equity                                               225                 0               675                 0
         Total Expenses                                          $    833,586      $    755,101      $  2,544,091      $  2,601,641
                                                                 ------------      ------------      ------------      ------------

Other income (expenses)
     Gain on Exchange of PSNet Shares of Ostara Shares           $          0      $          0      $     40,402      $          0
     Interest Income                                                        0                 0                 7                 0
     Interest Expense                                                 (33,570)          (37,544)         (240,848)         (222,997)
     Other Income                                                           0                 0            24,800         5,823,250
         Total other income (loss), net                          $    (33,570)     $    (37,544)     $   (175,639)     $  5,600,253
                                                                 ------------      ------------      ------------      ------------
Loss before provision for income taxes                           $   (465,179)     $   (413,673)     $ (1,503,619)     $  4,107,748
Provision for income taxes                                                  0                 0                 0                 0
Net Loss (Note 10)                                               $   (465,179)     $   (413,673)     $ (1,503,619)     $  4,107,748
                                                                 ============      ============      ============      ============

Less: Dividends on Class A and B preferred shares                           0                 0           (83,907)         (691,188)

Net loss attributable to common shareholders                     $   (465,179)     $   (413,673)     $ (1,587,526)     $  3,416,560
                                                                 ============      ============      ============      ============

Basic and Fully Diluted Net Loss per Common Share                ($      0.02)     ($      0.01)     ($      0.05)       $0.12/0.09
Weighted average number of shares of
         Common shares outstanding
         Basic                                                     29,514,472        28,337,402        29,514,472        28,337,402
          Diluted                                                  38,484,051        39,356,981        38,484,051        39,356,051

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
AS OF JUNE 30, 2005 AND 2004 -- PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                                                       3 Months Ended                         9 Months Ended
                                                               6/30/2005           6/30/2004          6/30/2005           6/30/2004
                                                              -----------         -----------        -----------         -----------
Net Income (Loss)                                             $  (465,179)        $   413,673        $(1,503,619)        $ 4,107,748

Other Comprehensive Income
     Unrealized Gains (Losses)
         On Available For Sale Securities                      (3,125,411)                  0            (45,232)                  0

Total Comprehensive Income (Loss)                             $(3,590,590)        $   413,673        $(1,548,851)        $ 4,107,748

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE THREE MONTHS
ENDED JUNE 30, 2005 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                                               June 30, 2005
                                                          ----------------------
Common Stock Outstanding
     Shares
                Beginning of Period                                  28,693,043
                Issued                                                1,250,000
                Cancelled                                                     0
                                                                   ------------
                End of Period                                        29,943,043
                                                                   ------------
     Value at Par ($.01/Share)                                     $    299,430

Preferred Stock Outstanding
     Shares Class "A"
     ----------------
                Beginning of Period                                           0
                Present as Debt                                               0
                End of Period                                                 0
Value at Par ($.01/Share)                                          $          0

     Shares Class "B"
     ----------------
                Beginning of Period                                     185,000
                Issued                                                        0
                Converted to Common                                           0
                Cancelled                                                     0
                End of Period                                           185,000
     Value at Par ($.01/Share)                                     $      1,850
     Preferred Value at Par ($.01/Share)                           $      1,850

Additional Paid in Capital
                Beginning of Period                                $ 39,416,342
                Equity Issuance                                         287,500
                                                                   ------------
                Equity Issuance - Acq                                         0
                Excess Preferred Redemp. Amt                                  0
                End of Period                                        39,703,842

Accumulated Retained
Earnings/(Deficit)
                Beginning of Period                                $(20,679,766)
                Income/Loss for Year                                   (465,179)
                Other Comprehensive loss                             (3,125,411)
                Dividends (paid, Cash or Stock)                               0
                End of Period                                      $(24,270,356)

Equity
                Beginning of Period                                $ 19,025,356
                End of Period                                      $ 15,734,766
                Change in Equity for Period                        $ (3,290,590)

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE QUARTERS ENDED AND NINE MONTHS ENDED JUNE 30, 2005 AND 2004 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                                                              3 Months Ended                   9 Months Ended
                                                                            2005             2004             2005             2004
                                                                     -----------      -----------      -----------      -----------
Operating Activities
Net Income/( loss) for the period                                    $  (465,179)     $  (413,670)     $(1,503,619)     $ 4,107,748
                                                                     -----------      -----------      -----------      -----------
Items not affecting working capital
     Change in DD & A for period                                     $   347,209      $   360,066      $ 1,079,484      $ 1,064,523
     Debt Amortization                                                    27,223           23,754           77,501           47,508
     Gain on Debt Forgiveness                                                  0                0                0       (5,787,687)
     Gain on Exchange of PSNet Shares for Ostara Shares                        0                0          (40,402)               0
                  Sub Total                                          $   374,432      $   383,820      $ 1,116,583      $(4,675,656)
                                                                     -----------      -----------      -----------      -----------
Items affecting Working Capital:
     (Increase) Decrease in other assets                             $   (45,431)     $         0      $  (227,867)     $  (261,294)
     (increase)/Decrease in Pre-paid Royalties                                 0                0          (30,000)         (30,000)
     (Increase) Decrease in accounts receivable                           (5,175)          18,209          (20,969)         (69,953)
     Increase (Decrease) in payables                                     274,051           44,461          357,058           38,864
     Increase.(Decrease) in other Accrued Expenses                        75,921           88,026          252,382          235,909
     Gain/(loss) on Sale of Properties                                         0                0                0           34,700
                  Sub Total                                          $   299,366      $   150,696      $   330,604      $   (51,774)
                                                                     -----------      -----------      -----------      -----------

Cash used for operating activities                                   $   208,619      $   120,846      $   (56,432)     $  (619,682)
                                                                     -----------      -----------      -----------      -----------

Investing Activities
     Sale of fixed assets                                            $         0      $         0      $   542,621      $         0
                                                                     -----------      -----------      -----------      -----------
Cash provided from investing activities                              $         0      $         0      $   542,621      $         0
                                                                     -----------      -----------      -----------      -----------

Financing Activities
     Increase (decrease) Notes due Related Parties                   $  (240,800)     $     8,900      $  (210,500)     $    17,900
     Increase (decrease) Other Notes due & L/T Debt                       (9,208)         (65,763)        (112,259)         542,333
     Increase (decrease) Accrued Interest                                (15,836)          22,898          170,107       (1,434,291)
     Increase (decrease) Accrued Dividends                                     0          (67,361)        (198,241)       1,017,547
     Dividends Paid                                                            0                0         (370,785)               0
     Proceeds of Equity Issuance                                         300,000                0          400,150          287,029
     Proceeds of L/ T Debt -                                                   0                0                0           40,000
Cash provided from/(used for) financing activities                   $    34,156      $  (101,326)     $  (321,528)     $   470,518
                                                                     -----------      -----------      -----------      -----------

Net Increase/(decrease) in cash for period                           $   242,775      $    19,520      $   164,661      $  (149,164)
                                                                     ===========      ===========      ===========      ===========

Cash and cash equivalents - Beginning of Period                      $   320,894      $   396,304      $   399,008      $   564,988
Cash and cash equivalents - End of Period                            $   563,669      $   415,824      $   563,669      $   415,824
                                                                     -----------      -----------      -----------      -----------
Change in cash and cash equivalents for the period                   $   242,775      $    19,520      $   164,661      $  (149,164)
                                                                     ===========      ===========      ===========      ===========

Supplementary Disclosure of Non-cash Transactions
         Issuance of common stock for services performed             $    50,000      $         0      $   150,150      $   253,367
         Payment of dividends in-kind                                $         0      $         0      $   398,393      $         0
         Conversion of debt to equity                                $   250,000      $         0      $   250,000      $   550,788

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

      The financial statements have been prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. For the quarter ended June 30, 2005, the Company reported a loss of $465,179. The ability of the Company to meet its total liabilities of $6,748,290, and to continue as a going concern is dependent upon the availability of future funding, achieving profitable timber operations and successful development of its mineral assets. On July 24, 2002 ("Closing Date"), the Company entered into a $10,000,000 Equity Line of Credit Agreement with Cornell Capital Partners, L.P. ("CCP"). As part of the transaction, the Company issued to CCP a two year convertible debenture in a face amount of $300,000. The debenture is convertible into common stock at a price equal to the lesser of 120% of the final bid price on the Closing Date or 80% of the average lowest three closing bid prices as reported by Bloomberg of the Company's common stock for the five trading days immediately preceding the date of the conversion. The equity line provides for the Company to draw down $75,000 per week over a three year period. In accordance with the provisions of the Equity Line of Credit, the Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission, which became effective on November 7, 2002. Commencing in November 2002 and concluding in January 2003, CCP converted the entire Debenture in 5,027,881 shares of common stock at an average price per share of $0.117 when including all other fees and costs associated with the issuance of the debentures and $0.06 if just the conversion price without including other fees and costs. The Equity Line of Credit expires in accordance with its terms on November 6, 2005.

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

      d.    Oil and gas properties and equipment

      The Company follows the successful effort method of accounting for the costs of exploration and development activities. Direct acquisition costs of developed and undeveloped leases are capitalized. Costs of undeveloped leases on which proved reserves are found are transferred to proven oil and gas properties. Each undeveloped lease with significant acquisition cost is reviewed periodically and a valuation allowance provided for any estimated decline in value. Capitalized costs of proved developed leases are charged to income on the units-of-production basis based upon total proved reserves. The capitalized costs of these proved developed leases are written down to their projected net recoverable amount.

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

3.    Oil and Gas and Equipment

                                                           June 30,       June 30,
                                                               2005           2004
                                                        -----------    -----------
Proven lease acreage costs                              $ 5,429,995    $ 5,429,995
Proven undeveloped lease acreage costs                    1,745,810      1,745,810
Well costs                                                5,432,145      5,432,145
                                                        -----------    -----------
                                                        $12,607,950    $12,607,950

Accumulated depletion, depreciation and amortization      8,357,950      7,757,950
                                                        -----------    -----------

                                                        $ 4,250,000    $ 4,850,000
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

b.    Minerals and Equipment

                                             June 30, 2005    June 30, 2004
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

c. Prepaid Royalties. The Company receives a credit in the nature of "prepaid royalties" for rents paid on the Marfa Zeolite Lease, Presidio County, Texas, and a portion of the New Mexico Oro Grande Limestone Lease in Cibola County, New Mexico. During Fiscal Year 2003 the Company commenced definition-mining activities on its Kaolin deposits in Sierra County, New Mexico for the purpose of testing the minerals and producing samples for sales. The Company commenced production of its New Mexico Calcium Carbonate properties in Fiscal Year 2003. It anticipates the commencement of the commercial production of its Kaolin deposits in the last quarter of calendar year 2005. The Company commenced production of its Zeolite deposit in the first quarter of Fiscal Year 2004. The Company did make limited sales of its CA Series products in Fiscal Year 2003 primarily for testing to confirm their suitability for certain applications. The Company began the commercial sales of one of its CA Series Products under the trade name "ReNuGen" in the first quarter of 2004. Testing of the Company's Kaolin was commenced in December 2002 to confirm its properties in various applications in the paper, paint and coating industries. Under the Company's agreements with Tecumseh Professional Associates ("TPA"), TPA is obligated to pay the Advanced Royalties on the Company's Limestone Lease, in Cibola County, New Mexico for the year commencing August 4, 2005, and rentals to the Bureau of Land Management for the Limestone leases and the Kaolin leases in Sierrra County, New Mexico; becoming due in the current calendar year. (See Form 8-k dated February 17, 2005 and Form 8-K dated March 17, 2005).

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

            As of June 30, 2005, the 950,000 shares of Ostara common stock held by the Company were carried at $139,398. Under an accounting rule, the warrants, even though price higher than the market value of the stock into which they are convertible, also have a value.

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

b. During fiscal 1998, the Company borrowed $145,000 from four (4) persons. The debt was evidenced by Notes that matured on November 21, 1998. The Notes earned interest at 2% over the prime rate charged by the Huntingdon National Bank of Columbus, Ohio, through the maturity date, and 18% thereafter. The Note holders were also given warrants. (See Note 11(b)-- Warrants) $75,000 in principal amount plus accrued interest due to Sonata Investment Company, Ltd. ("Sonata") was paid to Sonata on November 30, 2001. On June 7, 2002, Mr. Lincoln converted his Note in the amount of $20,000, plus accrued and unpaid interest of $13,528, into 49,818 shares of common stock. The debt was converted at a price of $.673 per share, which represented the average of the bid and closing prices for the five day period prior to the conversion. As of June 30, 2005, $50,000 in principal amount under two of these Notes remains outstanding. On August 1, 2001, the Company borrowed $42,000 from Standard Energy Company. This loan earned interest at 2% per annum. The Standard Energy Company loan was satisfied on November 30, 2001. Since June 30, 2002, only two of the original four (4) notes, each in the face amount of $25,000, remain outstanding. The accrued but unpaid interest on each of these notes as of June 30, 2005 is $41,548.

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

d. On May 10, 2005, the Company borrowed $50,000 from four (4) individuals, Steven P. Roche ($20,000) and David Grady ($10,000) each of who are employees of Tecumseh Professional Associates, Thomas Smith ($10,000) and Alfonso Knoll ($10,000). Mr. Knoll is a Director and Interim Chief Executive Officer of the Company. Mr. Roche was appointed to the Board of Directors of the Company in July 2005. (See 8-k dated July 19, 2005). Each lender was given a Note for his loan by the Company. The Note matures on May 10, 2006 at an interest rate equal to the Federal Funds Rate on May 10, 2005. Additionally, each lender received 50,000 shares of Company common stock for each $10,000 lent to the Company.

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

10.   Long-Term Debt

      Long-term debt of the Company consists of the following:

      a.    Sonata Loan

            In August 1997, the Company entered into an arrangement with Heller Financial, Inc. ("Heller") whereby Heller agreed to provide the Company with up to $15,000,000 to rework existing horizontal wells, re-complete its vertical wells as horizontal wells, and develop additional acreage. Under the terms of the agreement, all of the properties of Westlands were transferred to a newly formed limited partnership, Tri-Coastal Energy, L.P., the general partner of which is Tri-Coastal Energy, Inc., (Tri-Coastal) and the sole limited partner of which is Westlands. Westlands is also the sole shareholder of Tri-Coastal Energy, Inc. The amount outstanding (principal and accrued interest) under this arrangement as of September 30, 2003 and 2002, were $6,708,474 and $6,967,975, respectively. Interest on the borrowings was at prime plus 2%. Principal was paid out of 85% of the net cash flow from the properties. Additional interest was payable from 50% of the net cash flow from these properties after the payment of principal. In January 1999, Heller declared the loan to be in default, due to the pledged properties failure to generate the required interest payments. This failure was solely attributable to the low worldwide prices for oil. As a result, the full amount of the Heller Loan had been reclassified as current debt. With the recovery of oil prices, the Heller Loan had come back into compliance and on October 15, 2003, Heller declared the Heller Loan to be in full compliance. The obligations to Heller were non-recourse to the Company and payable solely out of the oil and properties pledged to Heller as collateral. By agreement between Heller and Tri-Coastal, the Termination Date of the Heller Loan was extended from October 15, 2003 until January 31, 2004. In the Company's third fiscal quarter (March through June 2003) Heller advised Tri-Coastal that it was desirous of liquidating Tri-Coastal's oil and gas properties in full satisfaction of the Heller Loan. Heller had previously wanted Tri-Coastal to sell its oil and gas properties, however, a purchase price acceptable to Heller could not be obtained.

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

      a.    Common Stock Options

The Company granted the following options / warrants to purchase common stock as of June 30, 2005.

                                                           Number of            Weighted Average
                                                       Options / Warrants       Price per Share
                                                      ---------------------    -------------------

Options / Warrants Outstanding - June 30, 2004               9,289,579           $     0.96

Employee Stock Option
---------------------
Granted                                                        400,000           $     0.85
Expired                                                        (50,000)          $     0.85
Exercised                                                   (1,000,000)          $     0.25
Cancelled                                                           --                   --

Stockholder warrants
--------------------
Granted                                                        520,000           $     0.77
Expired                                                             --                   --
Exercised
Cancelled                                                   (2,240,000)          $     2.42

Options / Warrants Outstanding -June 30, 2005               6,919, 579           $     0.57

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS
ENDED JUNE 30, 2005 AND 2004 - PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

Stock Based Compensation

In March 2004, the shareholders of the Company approved the Independent Director's Incentive Stock Option Plan. Two Directors, Messrs. Pryor and Lord Gilbert qualified for option awards under the plan during fiscal 2004. Each of these Directors received option for 200,000 common shares at an exercise price equal to $0.85 per share. These option rights vest over a three-year period (but only while the recipient is a Director), 100,000 shares in the first year, and 50,000 shares in each of years two and three. The options expire five (5) years after issuance. Mr. Pryor resigned as a Director of the Company in May 2005. (See 8-k dated May 17, 2005). As a result of his resignation Mr. Pryor was only vested in the first two years of his options, or options for 150,000 shares. His option for the remaining 50,000 shares upon his resignation.

Of the 4,850,000 options outstanding, current officers, directors and employees of the Company hold 3,781,100. The exercise price for the options held by insiders range from $0.25 per share to $1.08 per share. Mr. Amir exercised options for 1,000,000 shares at $0,25 per share on April 29, 2005.

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

                                                    For the three-months ended June 30
                                                         2005                2004
                                                      ---------           ---------
Net loss attributable to common shareholders
 (as reported)                                        $(465,179)          $(413,673)

Stock based employee
  compensation expense determined
  under fair value based method for
  all awards                                            (70,089)            (91,343)
                                                      ---------           ---------

Pro forma net income (loss)                           $(535,268)          $(505,016)
                                                      =========           =========

Per Share
         As reported                                  $   (0.02)          $   (0.01)
         Pro forma                                    $   (0.02)          $   (0.02)

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

Item 3 -    Controls and Procedures

      Sarbanes-Oxley Act

      On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 ("SOA"). The SOA is the first major revision to the securities laws since the enactment of the Securities Act of 1933 and the Securities and Exchange Act of 1934. The SOA, promulgated in large part in response to the collapse of Enron/Worldcom, covers a variety of measures, all of which will not be covered here.

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

      After receipt of and in response to a comment letter from the Securities and Exchange Commission (SEC"), and after discussions with the Staff of the SEC, all of which focused the Company on an issue of the adequacy of the Company's financial statements set forth in its Form 10-QSB for the quarter ending June 30, 2005, the Company's Board of Directors, Audit Committee and Chief Financial Officer, after consultation with the Company's independent accountants, elected to restate its financial statements in this quarterly report. The Company believes that this restatement was not due to any defect in the effectiveness of the Company's disclosure controls and procedures. The Company has in the past and will continue to refer any issue regarding the proper presentation of its financial statements its independent accountants. However, as noted below, the Company is considering taking other steps to further ensure that its disclosure controls and procedures are effective.

      The accounting issue in question which precipitated the Company's decision to restated its financials for the fiscal quarter ending June 30, 2005, deals with the treatment of the stock and warrants received by the Company is the transaction with PSNet Communications (a private company) and subsequently with its successor in interest Ostara Corporation (a public corporation). (See Part II, Item 2(b) of this Form 10-QSB.) The Company believed, at the time of its initial filing of its Form 10-QSB for the periods ending March 31, 2005 and June 30, 2005, that its presentation clearly and accurately represented the transaction. The Company accounted for its investment in privately held PSNet at cost. After Ostara acquired PSNet, the Company continued to account for the investment in Ostara at cost, the original recorded investment in PSNet. The Company relied upon the FAS 115 glossary definition of fair value "Quoted market prices in active markets are the best evidence of fair value." Since Ostara is not actively traded but thinly traded in the pink sheets, the Company interpreted its receipt of 3,000,000 Ostara common stock and related warrants as outside the scope of FAS 115. Approximately 2,050,000 of the 3,000,000 shares of Ostara common stock received by the Company under the terms of the transaction were, by contract, distributed to the shareholders of the Company and the issuance and distribution of those shares was solely in the hands of Ostara. The Company believed that by accounting for the Ostara common stock distributed to its shareholders on its financial statements it would be misleading anyone who reviewed the Company's quarterly financial statements as to the true value of the Company. Likewise, since the approximately 950,000 shares of Ostara common stock received by the Company under the terms of the Asset Sale Agreement could not be sold for a period of one year, accounting for those shares based on the market value of the Ostara common stock would also be misleading. Finally, the Company believed that any value given to the 15,000,000 Warrants attached to the Ostara common stock should also not be valued until the value of the Ostara common stock approximated the exercise price of the warrant. The exercise price of the warrants started at $2.00 per share for the first 90 days and then escalated $2.00 per share for each of the three remaining quarters of the warrants one-year term. However, after giving consideration to all matters and information brought to its attention subsequent to its initial filing, the Company realized that since it had effective equitable title to the original 3,000,000 shares of Ostara common stock as of January 13, 2005 (the date Ostara reported the acquisition of PSNet) and thus "beneficial ownership" of those shares until they were distributed to the Company's shareholders, it must recognize as a gain from the exchange of securities (PSNet shares for Ostara shares) an amount equal to $40,402. This amount reflects both the market price of the Ostara common stock and the calculated value of the associated warrants on that date. Based upon this analysis and after discussion with its independent accountants, the Company elected to restate its financial statements for the fiscal quarters ending March 31, 2005 and June 30, 2005.

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

      (b) Special Dividend. Pursuant to an agreement with PSNet Communications effective December 1, 2004 ("Asset Sale Agreement") the Company agreed to sell its I-Squared and I-Top technology to PSNet in exchange for 3,000,000 shares of PSNet common stock ("PSNet Shares"). Of the PSNet Shares to be issued, two-thirds of the PSNet Shares were to be issued to the shareholders of the company and one-third Of the PSNet Shares were to be retained by the Company for a period of one year after the Closing Date. The "Closing Date" for the transaction was established December 10, 2004 or such other mutually agreeable The Asset Purchase Agreement required PSNet to file a registration statement with the Securities and Exchange Commission to register the PSNet Shares so that the PSNet Shares issued to the Registrant's shareholders would be freely trading shares. The Registrant and PSNet agreed to extend the Closing Date until PSNet's registration statement became effective and it had the requisite number of freely trading shares required for distribution to the Registrant's shareholders as of the Record Date (as that term is defined below). The Asset Purchase Agreement required PSNet to use its best efforts to have an effective date for its registration statement of on or before March 31, 2005. There was no market for the stock of PSNet Shares at the time the Company entered into the Asset Purchase Agreement.

      In a press release dated January 13, 2005, Ostara Corporation, a public corporation ("Ostara"), announced that it had acquired PSNet. As successor in interest to PSNet, Ostara issued its common stock in place of the PSNet Shares to the Company and its shareholders of record as of January 6, 2005 ("Record Date). Since Ostara was a publicly traded company, the Closing Date became January 13, 2005. In accordance with the provisions of the Asset Sale Agreement, approximately, 2,050,000 shares of Ostara common stock were issued, in the nature of a special dividend, to the shareholders of record of the Company on the Record Date. The Company retained, in accordance with the Asset Sale Agreement, 950,000 shares of Ostara common stock. The Asset Sale Agreement prohibits the Company from selling the Ostara common stock received by it in the transaction for a period of one year. Warrants for 15,000,000 shares of Ostara common stock were also issued under the Asset Sale Agreement. For each share of Ostara common stock issued to the Company's shareholders as of the Record Date five warrants were also issued. The warrants have a term of one (1) year and have an exercise price as follows:

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

      One share of Ostara common stock was issued for each 14 shares of Daleco common stock held as of the Record Date. In addition to the Ostara common stock issued, each Record Date Shareholder received a warrant to purchase
      (5) additional shares of Ostara Stock for each share of Ostara common stock issued.

Item 3      Sonata Debt.

      In August 1997, the Company entered into an arrangement with Heller Financial, Inc. ("Heller") whereby Heller agreed to provide the Company with up to $15,000,000 to rework existing horizontal wells, re-complete its vertical wells as horizontal wells, and develop additional acreage. Under the terms of the agreement, all of the properties of Westlands were transferred to a newly formed limited partnership, Tri-Coastal Energy, L.P., the general partner of which is Tri-Coastal Energy, Inc., (Tri-Coastal) and the sole limited partner of which is Westlands. Westlands is also the sole shareholder of Tri-Coastal Energy, Inc. The amount outstanding (principal and accrued interest) under this arrangement as of September 30, 2003 and 2002, were $6,708,474 and $6,967,975, respectively. Interest on the borrowings was at prime plus 2%. Principal was paid out of 85% of the net cash flow from the properties. Additional interest was payable from 50% of the net cash flow from these properties after the payment of principal. In January 1999, Heller declared the loan to be in default, due to the pledged properties failure to generate the required interest payments. This failure was solely attributable to the low worldwide prices for oil. As a result, the full amount of the Heller Loan had been reclassified as current debt. With the recovery of oil prices, the Heller Loan had come back into compliance and on October 15, 2003, Heller declared the Heller Loan to be in full compliance. The obligations to Heller were non-recourse to the Company and payable solely out of the oil and gas properties pledged to Heller as collateral. By agreement between Heller and Tri-Coastal, the Termination Date of the Heller Loan was extended from October 15, 2003 until January 31, 2004. In the Company's third fiscal quarter (March through June 2003) Heller advised Tri-Coastal that it was desirous of liquidating Tri-Coastal's oil and gas properties in full satisfaction of the Heller Loan. Heller had previously wanted Tri-Coastal to sell its oil and gas properties, however, a purchase price acceptable to Heller could not be obtained.

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

                                    DALECO RESOURCES CORPORATION

Date:  December 16, 2005            /s/ Gary J. Novinskie
                                    -------------------------------------
                                    Gary J. Novinskie
                                    President and Chief Financial Officer

Date: December 16, 2005             /s/ Stephan V. Benediktson
                                    -------------------------------------
                                    Stephan V. Benediktson
                                    Chief Executive Officer