Form 10KSB
period 2005-09-30
DALECO RESOURCES CORP
filed 2006-01-17
CIK 746967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-KSB

|_| ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the fiscal year ended September 30, 2005.

|_| TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________________ to __________________________

Commission File Number 0-12214

                          DALECO RESOURCES CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

            NEVADA                                          23-2860734
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                         Identification No.)

                             120 North Church Street
                         West Chester Pennsylvania 19380
                    (Address of Principal Executive Offices)

Issuer's telephone number: (610) 429-0181

Securities registered under Section 12 (b) of the Exchange Act: None__________


Securities registered under Section 12 (g) of the Exchange Act:

                          Common Shares, Par Value $.01
             Series A 10% Cumulative Preferred Stock Par, Value $.01
      Series B 8% Cumulative Convertible Preferred Stock, Par Value, $.01,
      --------------------------------------------------------------------
                                 Title of Class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes|_| No |X|

State issuer's revenues for its most recent fiscal year: $1,832,557

Aggregate market value of voting common stock held by non-affiliates of registrant based upon the average bid and asked closing sale price on December 302005: $20,494,249.

                    Applicable only to Corporate Registrants
                    ----------------------------------------

Number of shares outstanding of the issuer's Common Stock as of December 30, 2005: 40,988,498

Number of shares outstanding of the issuer's Series A preferred stock as of December 30, 2005: 0

Number of shares outstanding of the issuer's Series B preferred stock as of December 30, 2005: 185,000

                       DOCUMENTS INCORPORATED BY REFERENCE

Registrant's Definitive Proxy Statement.
Transitional Small Business Disclosure Format: YES |X| NO |_|

                                     PART I

ITEM 1: DESCRIPTION OF BUSINESS

GENERAL

      Daleco Resources Corporation (the "Company") is a natural resources holding company whose subsidiaries are engaged in the exploration, development and production of oil and gas properties, the sale of forest products, the development and sale of naturally occurring minerals, and the marketing of patented products utilizing the Company's minerals. The Company's wholly owned subsidiaries include Westlands Resources Corporation, Sustainable Forest Industries, Inc., Deven Resources, Inc., DRI Operating Company, Inc., Tri-Coastal Energy, Inc., Tri-Coastal Energy, L.P., Clean Age Minerals, Incorporated, CA Properties, Inc. and The Natural Resources Exchange, Inc. Deven Resources, Inc. is the managing general partner of Deerlick Royalty Partners, L.P. The Company's assets consist of three separate categories, oil and gas, minerals and timber. The Company does own patents related to its minerals and other information technology. The Natural Resources Exchange, Inc, is a dormant company that conducted no business in the past two fiscal years.

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

      As of September 30, 2005, the Company had interests in 69 wells in the States of Texas, West Virginia, Oklahoma and the Commonwealth of Pennsylvania. The Company has experienced an average increase in the unit of production weighted average sales prices it received throughout the 12 month period beginning October 1, 2004 and ending September 30, 2005 of 42% for its oil and gas products.

      Sustainable Forest Industries, Inc., a wholly owned subsidiary, a Nevada corporation, controls timber rights in Guyana covering approximately 6,000 acres. Sustainable Forest Industries, Inc. contracts with third parties to harvest and mill its woods. Sustainable Forest Industries, Inc. sells forest products under the HeartDex(TM) trademark.

      Clean Age Minerals, Incorporated through its subsidiary, CA Properties, Inc., (collectively "CAMI") owns fee and leasehold interests, and federal mining claims containing non-metallic minerals in the States of Texas, New Mexico and Utah. CAMI mines its minerals through the use of contract miners. CAMI also owns the CA Series patented process, utilizing many of the minerals owned or under lease to CAMI, for the cleansing, decontamination and remediation of air, water and soils. In Fiscal 2005, the Company entered into two (2) agreements with Tecumseh Professional Associates, Inc. ("TPA") for the operation and development of the Company's Sierra Kaolin(TM) claims in Sierra County, New Mexico and Calcium Carbonate Lease in Cibola County, New Mexico.

      ASSETS:

            OIL AND GAS

      DEFINITIONS OF TERMS:

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

      "Proved reserves", are the estimated quantities of crude oil, natural gas, natural gas liquids and minerals which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs or from known mineral deposits and under existing economic and operating conditions.

      "Proved undeveloped reserves", are proved reserves which are expected to be recovered from new wells on undrilled acreage or from existing wells where relatively major expenditures are required for drilling and completion or from new mine operations.

      "Working interest", means the share of costs borne by an owner in the lease, claim or well.

      Crude oil and condensate volumes are expressed in barrels that are equivalent to 42 United States gallons. Gas volumes are expressed in Mcf or MMcf as determined at 60 degrees Fahrenheit and the legal pressure base that prevails in the state in which the reserves are located.


                              PROPERTY ACQUISITION

      During Fiscal 2005, the Company did not acquire any new oil and gas properties or any suitable low risk drilling prospects. Within the oil and gas sector, the Company faces competition from entities possessing substantially larger financial resources and staffs. The demand for domestically produced oil and gas remains high and should remain at these levels in the foreseeable future especially in light of the turmoil in the Middle East and high domestic and world demands for crude oil and natural gas. However, the domestic oil industry is subject to the fluctuations inherent in the global oil industry. Pricing for domestic natural gas is not as volatile as is the pricing for crude oil. Both natural gas and crude oil prices have fluctuated on the spot market and are a commodity traded on the mercantile exchanges. However, most of Daleco's products (natural gas and crude) are under contracts that provide Daleco with competitive pricing within its operating areas.

      During Fiscal 2006, the Company intends to focus on monetizing its mineral properties and on expanding its holdings within the oil and natural gas sector.

                      MARKETING AND PRODUCTION OIL AND GAS

      Daleco does not refine any petroleum products. All of its production is sold to a variety of customers, which include pipelines, oil and gas gathering firms and other purchasers, pursuant to written agreements. Generally, sales of oil and gas are made at prevailing market prices or tied to a benchmark price under long term contracts. Typically, oil purchase agreements are of short duration, and provide for market sensitive pricing. Daleco is a party to two long-term gas sales contracts, which may be terminated on short notice if a price adjustment is unacceptable to Daleco. Daleco is not obligated to provide a fixed and determinable quantity of oil and gas under existing contracts or agreements.

      The availability of a market for oil and gas produced from the properties of Daleco and prices received are dependent upon numerous factors, substantially all of which are beyond the control of Daleco. Such factors include the level of domestic production, the availability of imported oil and gas, actions taken by foreign producing nations, the availability of distribution and transportation facilities and capacity thereon, the availability and price of fuels competitive with oil and gas, world and domestic demand for oil and gas and refined products, governmental regulation and taxation. Such factors make it impracticable to predict with any degree of certainty future demand for or prices of the oil or gas produced by Daleco.

      Production of oil and gas is generally not considered to be of a seasonal nature, although severe weather conditions can temporarily curtail or preclude producing activities. Historically, the demand for natural gas decreases during the summer months and increases during winter months. However, in recent years this has not been the case with demand for natural gas being constant over the entire year as a result of the increased use of natural gas to fuel electric power generation. Daleco has never experienced any difficulties in selling any of its oil and gas.

                                    CUSTOMERS

      The following table identifies the Company's customers who purchased in excess of five percent (5%) of the Company's oil or gas during the fiscal year ended September 30, 2005.

PRODUCTION AREA OF OPERATION                 NAME AND LOCATION OF PURCHASER                                  PERCENTAGE
---------------------------------------      -----------------------------------------------------------     -----------
TEXAS                 Oil Production         Gulfmark Energy                    Houston, Texas                      94%
                      Gas Production         ETC Pipeline  (Aquila Southwest    San Antonio, Texas                  61%
                                             Pipeline Corp).(1)
                      Gas Production         Devon Gas Services (Mitchell Gas   Houston, Texas                      27%
                                             Marketing Services)(2)
PENNSYLVANIA          Gas Production         Dominion (Peoples) Gas Corp.       Pittsburgh, Pennsylvania           100%
                                                                                Columbus, OH
WEST VIRGINIA         Gas Production(3)      Volunteer Energy Services, Inc.    Davis, WVa.                         92%
                                             Canaan Valley Gas Co.                                                   8%

                      Gas Production
OKLAHOMA              Oil Production         Sand Point                         Oklahoma City, Oklahoma              8%
                      Oil Production         Tri-Power Resources                Ardmore, Oklahoma                   92%
                      Gas Production         Sand Point                         Oklahoma City, Oklahoma             11%
                      Gas Production         Tri-Power Resources                 Ardmore, Oklahoma                   89%


1 A portion of Daleco's production of gas from its wells in the Giddings Field (presently 20 wells) is sold to ETC Pipeline, pursuant to a long term contract expiring January 31, 2010, which covers a number of Daleco's Texas leases. Subject to various conditions, ETC has agreed to buy all of Daleco's gas produced from the Giddings Field. Daleco receives eighty percent (80%) of the weighted average monthly sales price for liquid products extracted from gas delivered and eighty percent (80%) of the resale prices for dry gas. Prices received by Daleco are subject to deductions for taxes, compression and similar charges.

2 Gas production from the remaining wells in the Giddings Field is sold to Devon Gas Services. The effect of these contracts is that gas is sold at a market base price, which may be adjusted by the purchaser. If Daleco disagrees with a price adjustment, Daleco or the purchaser may terminate the sales contract.

3 Gas production from Daleco's Appalachian Basin properties are sold under contracts that are tied to a percentage of the sale price of the gas by the purchaser.


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

                                                    FISCAL YEAR ENDED
                                                       SEPTEMBER 30
                                                 -------------------------
                                                  2005               2004
                                                 ------             ------
     TEXAS:
       Oil (Bbls)                                11,460             11,116
       Gas (Mcf)                                 53,147             78,694
       Average Bbls/day                              31                 30
       Average Mcf/day                              146                216

     PENNSYLVANIA:
       Gas (Mcf)                                  2,182              5,227
       Average Mcf/day                                6                 14

     WEST VIRGINIA:
       Gas (Mcf)                                 30,442             29,409
       Average Mcf/day                               83                 81

     OKLAHOMA:
       Oil (Bbls)                                 2,333              2,788
       Gas (Mcf)                                 10,534             10,839
       Average Bbls/day                               6                  8
       Average Mcf/day                               29                 30

     TOTALS:
       Oil (Bbls)                                13,793             13,905
       Gas (Mcf)                                 96,305            124,168
       Average Bbls/day                              38                 38
       Average Mcf/day                              264                340

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

                                                                      FISCAL YEAR ENDED
                                                                          SEPTEMBER 30
                                                                  -------------------------
                                                                     2005           2004
                                                                  -----------     ---------
     TEXAS
       Average Sale Price Per Bbl                                 $   41.13       $   31.67
       Average Sale Price Per Mcf                                 $    6.87       $    5.57
       Average Production Cost Per Gas Equivalent (MCFE)          $    4.30       $    3.96

     PENNSYLVANIA
       Average Sale Price Per Mcf                                 $    6.84       $    5.99
       Average Production Cost Per Gas Equivalent (MCFE)          $   18.09(1)    $    4.78

     WEST VIRGINIA
       Average Sale Price Per Mcf                                 $    6.64       $    5.61
       Average Production Cost Per Gas Equivalent (MCFE)          $    1.71       $    1.40

     OKLAHOMA
       Average Sale Price Per Bbl                                 $   49.26       $   33.44
       Average Sale Price Per Mcf                                 $    4.99       $    4.08
       Average Production Cost Per Gas Equivalent (MCFE)          $    3.65       $    2.67

     COMBINED PROPERTIES
       Average Sale Price Per Bbl                                 $   48.13       $   32.53
       Average Sale Price Per Mcf                                 $    6.46       $    5.37
       Average Production Cost per Gas Equivalent (MCFE)          $    3.94       $    3.44


                                WELLS AND ACREAGE

      The following tables set forth certain information as of September 30:

                                      GROSS WELLS                 NET WELLS
                                  ------------------         -------------------
WELL COUNT                        2005          2004          2005          2004
                                  ----          ----         -----         -----
Texas                               30            30         17.65         17.65
Pennsylvania                         2             2          2.00          2.00
West Virginia                        7             7          2.41          2.41
Oklahoma                            35            35          6.34          6.34
Total                               69            69          28.4          28.4


                                      GROSS ACRES                 NET ACRES
                                  ------------------         -------------------
DEVELOPED ACREAGE                 2005          2004          2005          2004
                                  ----          ----         -----         -----


Texas                            4,456         4,456         1,415         1,415
Pennsylvania                     1,280         1,280         1,280         1,280
West Virginia                    2,480         2,480           693           693
Oklahoma                         1,300         1,300           244           244
Total                            9,516         9,516         3,632         3,632

                                      GROSS ACRES                 NET ACRES
                                  ------------------         -------------------
UNDEVELOPED ACREAGE               2005          2004          2005          2004
                                  ----          ----         -----         -----

Texas                            1,357         1,357         1,264         1,264
Pennsylvania                     4,818         4,818         1,818         4,818
West Virginia                    2,997         2,997           920           920
Oklahoma                         1,120         1,120           128           128
Total                           10,292        10,292         7,130         7,130


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

--------------------------------------------------------------------------------
                                EXPLORATORY WELLS
--------------------------------------------------------------------------------
YEAR DRILLED                                 PRODUCERS      DRY HOLES     TOTAL
------------                                 ---------      ---------     ------
2005                                            0              0          0
2004                                            0              0          0

--------------------------------------------------------------------------------
                                DEVELOPMENT WELLS
--------------------------------------------------------------------------------
2005                                            0              0          0
2004                                            0              0          0

      Daleco did not participate in the drilling of any exploratory or development wells in Fiscal 2005.

                                 PROVED RESERVES

      Daleco causes to be prepared an annual estimate of its oil and gas reserves. Daleco has not filed reserves estimates with any United States authority or agency, other than estimates previously filed with the Securities and Exchange Commission.

      The following table sets forth the proved reserves of Daleco as of September 30, 2005 and September 30, 2004.

      The figures for the Company's Texas and Oklahoma properties were taken from a reserve report dated as of December 20, 2005 prepared by Netherland, Sewell & Associates, Inc., independent petroleum engineers with the figures as of September 30, 2005 utilizing constant product prices in accordance with reporting requirements. Reserve estimates for Daleco's Appalachian properties, were taken from a reserve report prepared by Hall Energy of Magnetic Springs, Ohio, dated December 6, 2005 with the figures as of September 30, 2005 utilizing constant product prices in accordance with reporting requirements. Hall Energy is an independent petroleum engineering concern with an emphasis in the Appalachian and Ohio Basins.


                                  NET RESERVES

                                                         YEAR ENDED RESERVES
                                                             SEPTEMBER 30,
                                                     ---------------------------
    PROVED DEVELOPED RESERVES                          2005                2004
                                                     -------              ------
    C X C (BBLS)
      Texas                                           31,380              35,674
      Oklahoma                                        20,141              14,236
      Pennsylvania                                         0                   0
      West Virginia                                        0                   0
                                                     -------             -------
      Total                                           51,521              49,910

    GAS (MCF)
      Texas                                          190,489             229,216
      Oklahoma                                        79,199              40,571
      Pennsylvania                                     2,434              21,928
      West Virginia                                  310,762             417,294
                                                     -------             -------
      Total                                          582,884             709,009

                                                         YEAR ENDED RESERVES
                                                             SEPTEMBER 30,
                                                     ---------------------------
    PROVED, UNDEVELOPED RESERVES                       2005                2004
    C X C (BBLS)
  Texas                                              202,626             284,732
  Oklahoma                                                 0                   0
  Pennsylvania                                             0                   0
  West Virginia                                            0                   0
  Total                                              202,626             284,732

GAS (MCF)
  Texas                                            1,168,222           2,193,411
  Oklahoma                                                 0                   0
  Pennsylvania                                             0                   0
  West Virginia                                            0                   0
  Totals                                           1,168,222           2,193,411


All of the above stated reserves are located on-shore within the United States.

                 ESTIMATED FUTURE NET REVENUES AND PRESENT WORTH

      Estimated future net revenues of Daleco's net oil and gas reserves at the date indicated and the present worth thereof employing a ten percent (10%) discount factor is set forth in the following tabulation:

      FUTURE NET REVENUES
      SEPTEMBER 30                                    2005              2004
      -------------------------------------        -----------       -----------
      Proved Oil and Gas Reserves                  $20,990,167       $16,155,200
      Proved Developed Oil and Gas Reserves        $ 5,571,767       $ 3,225,500

      PRESENT WORTH
      SEPTEMBER 30                                    2005              2004
      -------------------------------------        -----------       -----------
      Proved Oil and Gas Reserves                  $14,665,132       $10,915,400
      Proved Developed Oil and Gas Reserves        $ 3,753,532       $ 1,932,500


      The present value of estimated future net revenues set forth above is computed using the estimated future net revenues and a discount factor of ten percent (10%) over the projected life of each property.

      Petroleum engineering is not an exact science. Information relating to Daleco's oil and gas reserves is based upon engineering estimates. Estimates of economically recoverable oil and gas reserves and of the future net revenues therefrom are based upon a number of variable factors and assumptions, such as historical production from the subject properties compared with production from other producing properties, the assumed effects of regulation by governmental agencies and assumptions concerning future oil and gas prices and future operating costs, severance and excise taxes, development costs, work-over and remedial costs, all of which may in fact vary from actual results. All such estimates are to some degree speculative, and classifications of reserves are only attempts to define the degree of speculation involved. For these reasons, estimates of the economically recoverable reserves of oil and gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net revenues expected therefrom, prepared by different engineers or by the same engineers at different times, may vary. Daleco emphasizes that the actual production, revenues, severance and excise taxes, development expenditures and operating expenditures with respect to its reserves will likely vary from such estimates, and such variances may be material. Persons should not assume that the estimates of Daleco's future reserves are a guaranteed figure.

      The present values shown above should not be construed as the current market value of the estimated oil and gas reserves attributable to Daleco's properties. In accordance with applicable requirements of the Securities and Exchange Commission, the estimated discounted future net revenues from proved reserves are based, generally, on prices and costs as of the date of the estimate, whereas actual future prices and costs may be materially higher or lower. Actual future net revenues also will be affected by factors such as actual production, supply and demand for oil and gas, curtailments or increases in consumption by gas purchasers, changes in governmental regulations or taxation, the impact of inflation on costs, general and administrative costs and interest expense. The timing of actual future net revenues from proved reserves, and thus their actual present value, will be affected by the timing of the incurrence of expenses in connection with development of oil and gas properties. In addition, the ten percent (10%) discount factor, which is required by the Commission to be used to calculate discounted future net revenues for reporting purposes, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the oil and gas industry. Discounted future net revenues, no matter what discount rate is used, are materially affected by assumptions as to the timing of future production and future expenses which may and often do prove to be inaccurate.

                       RESERVES REPORTED TO OTHER AGENCIES

      There were no estimates or reserve reports of Daleco's proved domestic net oil or gas reserves filed with any governmental authority or agency, other than the Securities and Exchange Commission, during the years ended September 30, 2004 or September 30, 2005.

                               DELIVERY COMMITMENT

      Daleco is not obligated to provide a fixed and determinable quantity of oil and gas in the future under existing contracts or agreements.

      MINERAL INTERESTS

      DEFINITIONS:

      "Cu Yd", "Cu M" mean units of volume in terms of Cubic Yards and Cubic Meters, respectively.

      "Development Stage" means a party engaged in the preparation of an established commercially minable deposit (reserves) for its extraction which are not in the production stage.

      "Exploration Stage" means parties engaged in the search for universal deposits (reserves) which are not in either the development or production stage.

      "Mining Claims" are regulatory and/or legal descriptions of mineral property rights as defined by State and Federal Mineral Codes.

      "Net", as it applies to acreage, mining claims or wells refers to the sum of the fractional ownership interests owned by the Company in gross acres, mining claims or gross wells.

      "Production Stage" means a party engaged in the exploitation of a mineral deposit (reserve).

      "Recoverable Minerals" are that part of a mineral deposit which could be economically and legally extracted or produced at the time of the recoverable mineral determination.

      "Probable (Indicated) Recoverable Minerals". Are minerals for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) recoverable minerals, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) recoverable minerals, is high enough to assume continuity between points of observation.

      "Proven (Measured) Recoverable Minerals", are minerals for which (a) quantity is computed from dimensions revealed in outcroppings, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

      "Tons", mean a unit of weight equal to 2,000 pounds (lbs.), 906 kilograms.

      GENERAL

      The mining and marketing of non-metallic industrial minerals is highly competitive; however, Daleco believes that the locations and quality of its mineral deposits will benefit its future development and sales efforts. Daleco's ability to develop these mineral deposits is dependent on its success in bringing in strategic partners with experience in or a demand for specific minerals and raising capital through third parties In Fiscal 2005, the company entered into two agreements with Tecumseh Professional Associates for the exploration, exploitation, development and marketing of its Sierra Kaolin(TM) and Calcium Carbonate. The Company continues to market its zeolite and zeolite based products such as its ReNuGen(TM) for wastewater treatment applications and tests it for various environmental applications.

      MINERAL DEPOSITS

The estimated resource quantities ("Inferred Tonnage") associated with the Company's kaolin claims in Sierra County, New Mexico, zeolite leases and fee acreage in Presidio County, Texas, zeolite claims in Beaver County, Utah and Calcium Carbonate lease in Cibola County, New Mexico were evaluated and estimated by James Harrison, an independent professional mining engineer and are outlined below:

                STATE               MINERAL                   INFERRED TONNAGE
                ----------          -----------------         ------------------
                Texas               Zeolite                     1,000,000,000
                Utah                Zeolite                       500,000,000
                New Mexico          Calcium Carbonate           1,200,000,000
                New Mexico          Kaolin                        200,000,000(1)
                                                                ----------------


(1) In Fiscal Year 2004, CA Properties, Inc. filed approximately 23 Federal mining claims covering 1,875+/- acres immediately adjacent to and surrounding its existing kaolin deposit in New Mexico. In addition, in Fiscal Year 2005, the Company has filed 8 Lode claims covering approximately 160 acres covering a portion of its existing holdings. The Company has not tested via coring or trenching operation the acreage associated with its additional mining claims. Therefore it has not assigned additional reserves of kaolin beyond those associated with its base claim holdings of 800 acres, but will do so as development of its kaolin deposit progresses.

                                 MINERAL MINING

      The Company's minerals are in a Development Stage and/or Exploration State and not in a Production Stage. All of the Company's mineral extraction is conducted by third party contractors engaged by CAMI. The Company does not conduct any direct mining/extraction activities of its own. As such, the Company is subject to "pass through" costs for the mining, extraction, crushing or preparation of its minerals as its minerals products are distributed for sale. Likewise, the third party operator is solely responsible for the type of equipment utilized on each mineral site, subject to the third party contractor's compliance with all Federal, state and local laws, regulations and ordinances for the conduct of operations, environmental protection and safety of operations. In February and March 2005, the Company entered into two contracts with Tecumseh Professional Associates, Inc. for the mining of the Company's Sierra Kaolin(TM) claims and Calcium Carbonate Lease.

                              MARKETING OF MINERALS

      Through September 15, 2004, the marketing of the Company's minerals were covered by the Company's Marketing Agreement with Sumitomo Corporation of America. As a result of the Company's entering into the First Amendment to the Marketing and Distribution Agreement with Sumitomo on September 15, 2004, Sumitomo no longer has an exclusive marketing arrangement with the Company (see "Marketing Agreement below). On February 14, 2005 and March 11, 2005 (See
Exhibit 10.39 and 10.40), the Company entered into two agreements with Tecumseh Professional Associates of Albuquerque, New Mexico ("TPA") to mine, develop and market the Company's Calcium Carbonate deposit minerals in Cibola County, New Mexico, and its Sierra Kaolin(TM) deposit minerals in Sierra County, New Mexico.

      KAOLIN. Through September 30, 2005, the Company did not produce commercial quantities of its Sierra Kaolin(TM). Sierra Kaolin(TM) was mined in sufficient quantities for testing by prospective customers.

      Under its Agreement with TPA , the Company's Sierra Kaolin(TM) claims were cored to determine the indicated quantities and core samples tested for quality by James Harrison, certified mining engineer and Dr. Robert Conley, an expert in clay mineral analysis and processing, respectively.

      LIMESTONE (CALCIUM CARBONATE "TRAVERTINE"). During the 12 month period ended September 30, 2005, an incremental 3,000 tons of calcium carbonate were extracted and sold from the Company's Limestone Lease in Cibola County, New Mexico by TPA under its Calcium Carbonate Operating License with the Company.

      ZEOLITE. Through September 30, 2005, the Company mined roughly 1,300 tons of material for the preparation of samples and test products. Roughly 50 tons have been sold or distributed as the Company's trademarked ReNuGen(TM) Zeolite based wastewater treatment product. The Company has also provided material for various environmental testing and waste purification projects and currently has approximately 1,000 tons available for product processing.

      SUSTAINABLE FOREST INDUSTRIES INTERESTS

      DEFINITIONS:

      "Bd Ft", means Board Feet or Board Foot as a unit of measure commonly used within the timber and wood industry.

      "Net", as it applies to acreage, mining claims or wells refers to the sum of the fractional ownership interests owned by the Company in gross acres, mining claims or gross wells.

      TIMBER INTERESTS

      The competition for timber, both raw and processed woods, is significant and primarily controlled by large international conglomerates. Historically, Daleco has found it difficult to penetrate these markets, but believes that the shortage of quality hard woods and the demand for environmentally safe building materials could facilitate Daleco's marketing of its woods. Over the past year, Sustainable has found acceptance for its Wallaba shingles and has continued its attempts to market them. At present, as a result of its very limited market success, the Company has decided to focus its efforts and resources towards the development, marketing and sales of its minerals.

      TROPICAL HARDWOOD CONCESSION


      Sustainable had the rights to two (2) concessions in Guyana from which to harvest woods. The first concession covered 1,800 acres and the second covered 4,200 acres. The concessions are deemed to contain, based on an inventory and assessment conducted by CESO International Services, a Canadian government affiliated entity, approximately 14,233,200 commercial board feet from the 1,800-acre concession and 33,671,300 commercial board feet from the 4,300 acre concession. Based on the availability of cost effective timber supplies from independent harvesters in the area, the Company has not renewed the Guyanian timber concession.


      HARVESTING

      The Company historically used day labor to harvest its concessions. Presently, it is equally cost effective to acquire the needed materials both through the use of day labor harvesting the Company's concessions and purchasing timber harvested from other concessions. As such the Company has relied on timber harvested by non-affiliated third parties from concessions controlled by those parties. Therefore the Company did not engage in any direct harvesting of timbers in Guyana during fiscal 2005.

      MARKETING

      The principal responsibility for the marketing of the Company's timber and timber products was covered by the Company's agreement with Sumitomo Corporation of America. (See: Marketing Agreement below). The Company is also actively engaged in marketing selective products through trade shows and response to requests for bids and other solicitations. At present, the Company is not focusing or actually pursuing sales of hardwoods. While there is limited interest in the wood products developed, the Company has deferred focusing on the wood sector pending development and sales of its more lucrative mineral holdings.

      MARKETING AGREEMENTS

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

      On or about December 2, 2004, the Company entered into a Memorandum of Understanding ("MOU") with Tecumseh Professional Associates ("TPA") for the management, development, exploration and marketing of the Company's Sierra Kaolin(TM) claims, located in Sierra County, New Mexico. (See Exhibit 10.37 attached to the Company's Form 10-KSB for the fiscal year ended September 30,
2004). Pursuant to the MOU, the Company and the TPA entered into the Development and Operating Agreement ("Calcium Carbonate") on or about February 14, 2005) (See Exhibit 10.38). On or about March 11, 2005, the Company entered into the Sierra Kaolin(TM) Operating License with TPA (See Exhibit 10.39). Under these agreements, TPA has assumed the duties to mine, test, exploit, and market the Company's Sierra Kaolin(TM) and Calcium Carbonate.

      Management of the Company continues to direct the development of the Company's zeolite minerals.

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

      Daleco does not believe that its environmental risks are materially different from those of comparable companies in the oil and gas industry. Daleco believes that it is in substantial compliance with all existing rules and regulations. No assurance can be given, however, that environmental laws will not, in the future, result in more onerous regulations causing a market increase in the cost of production, development and exploration or otherwise adversely affect Daleco's operations or financial ability to maintain its existing reserves. Although Daleco maintains insurance coverage for certain liabilities, to include insurance to cover specific environmental risks, such as seepage or discharge, other environmental risks may not be fully insurable.

      MINERAL INTERESTS

      Daleco's activities are subject to Federal and state laws and regulations relating to environmental quality and pollution control as well as safety rules as prescribed by Occupational Safety and Health Association. At present, Daleco does not intend to engage in mining activities on its own. Daleco intends, and has to date, retained the services of outside contractors to carry out such activities (See agreements with TPA attached hereto by reference as Exhibits
10.38 and 10.39.). Daleco believes that such practices will result in substantial savings in the future. Daleco's contract miner for its calcium carbonate deposits in New Mexico and Zeolite deposits in Texas have obtained mining permits covering a portion of the property. Most of the Company's mineral interests in New Mexico (Limestone and Kaolin) and Utah (Zeolite) are on either Federal land or lands administered by the Bureau of Indian Affairs ("BIA"). As such, the Company must also comply with the rules and regulations imposed for the development of Federal mining leases or BIA leases. The Marfa Properties (Zeolite) in Texas are on fee and leased acreage and are subject to Federal and state laws and regulations governing open pit extraction.

      TIMBER INTERESTS

      The Company is not engaged in harvesting operations in Guyana, South America, but utilizes local contractors and harvesting partners as needed. As such it is not directly subject to rules and/or regulations governing such activities. The Company requires that timber obtained from its suppliers be harvested under plans that have been approved by the Forest Department of Guyana and that promote the environmentally sound harvesting practices.

TRANSPORTATION

      OIL AND GAS

      The Federal Energy Regulatory Commission under the Natural Gas Policy Act of 1983 and the Natural Gas Act of 1938 regulates the sale and transportation of natural gas in the interstate market. The Natural Gas Wellhead Decontrol Act of 1989 eliminated all gas price regulation effective January 1, 1993. As a result of FERC Order 636, pertaining to the restructuring of the interstate transportation of natural gas pipelines, interstate pipelines are required to provide producers service on a non-discriminatory "open access" basis, although there are provisions which allow certain categories of gas to gain preference over others. Currently the majority of Daleco's gas is sold to interstate carriers. The Company moves its gas to the interstate carriers over a gathering system owned by the Company or joint venture partners in the Company's wells. The Company has experienced no difficulty in moving or selling its gas. The Company is not a regulated interstate carrier of natural gas and as such it is not a regulated pipeline under the National Gas Policy Act of 1983 or the National Gas Act of 1938.

      MINERAL INTERESTS

      All of the Company's mineral deposits are serviced by all weather paved or unpaved roads. The Marfa property, Marfa, Texas (Zeolite), is adjacent to a railroad line that can be utilized to transport minerals to market. The Oro Grande (Limestone) deposit is in close proximity to a railroad siding junction but would require over-land transportation. The Utah Zeolite and New Mexico Kaolin deposits also have access to rail lines but will require over-land transport prior to rail transport.

      TIMBER INTERESTS

      The transportation of Guyana woods supplied to the Company is primarily by sea from Guyana to a port closest to the buyer. Daleco primarily ships FOB Georgetown, Guyana. Marketing of Daleco's woods is done through theoffices of Daleco and Sustainable Forest Industries. In prior periods, the Company has also utilized its Natural Resource Exchange to supplement its limited marketing efforts.

PARTNERSHIPS

      Deven Resources, Inc. historically sponsored three partnerships, Deerlick Creek Partners I, L.P. formed on August 30, 1991 and wound up in December 1999, Developing Energy Partners I, L.P. formed on October 1, 1993 and wound up in December 2001 and Deerlick Royalty Partners, formed April, 1993. Of the three
(3), only Deerlick Royalty Partners remains in existence. Deerlick Creek, Developing Energy and Deerlick Royalty Partners have conducted business as separate limited partnerships with Daleco's wholly owned subsidiary, Deven Resources, Inc., acting as managing general partner. As managing general partner, Deven Resources, Inc. is subject to full liability for the obligations of the partnerships although it is entitled to indemnification by each program to the extent of the assets of the partnership. Since "drilling programs" constitute a "security" under the Securities Act of 1933, Deven Resources, Inc. is also subject to potential liability for failure to comply with applicable federal and state securities laws and regulations.


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

      On September 15, 2004, the Company and Sumitomo entered into the First Amendment to the MD&MA. Under the First Amendment, the warrants for 540,000 shares of Daleco Common Stock granted Sumitomo under the MD&MA and the warrants for 1,700,000 shares of Daleco Common Stock granted Sumitomo under the Stock Purchase Agreement dated as of November 16, 2001 were cancelled. The Marketing Agreement was amended to delete Sumitomo's exclusive rights to market the Company's products. Sumitomo's right to nominate one or more directors to the Company's Board of Directors was also terminated under the First Amendment. Mr. Graustein, Sumitomo's nominee, resigned from the Board of Directors effective June 15, 2004 (See Exhibit 10.36 to this 10-KSB.)

      On or about December 2, 2004, the Company entered into a Memorandum of Understanding ("MOU") with Tecumseh Professional Associates ("TPA") for the management, development, exploration and marketing of the Company's Calcium Carbonate and Kaolin minerals , (See Exhibit 10.37 attached to the Company's Form 10-KSB for the fiscal year ended September 30, 2004). Pursuant to the MOU, the Company and the TPA entered into the Development and Operating Agreement ("Calcium Carbonate") on or about February 14, 2005) (See Exhibit 10.38). On or about March 11, 2005, the Company entered into the Sierra Kaolin(TM) Operating License with TPA (See Exhibit 10.39). Under the agreements between the Company and TPA, TPA has assumed the duties to mine, test and market the Company's Sierra Kaolin(TM) and Calcium Carbonate.

      Management of the Company continues to direct the development efforts pertaining to its zeolite mineral deposit.

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

      The processing of contaminate materials using the patented CA Series technology is designed as an on-site operation. Internal studies have shown that because the CA Series of engineered products are designed to be used at the remediation project site, substantial cost savings can be generated as compared to other remediation methods requiring extraction, removal and incineration. The on-site use of CA engineered products can provide a complete and permanent environmental cleanup of the hazardous materials in that the "treated" materials are converted into non-hazardous permanently non-leachable substances that can remain in place. Through laboratory and field tests, the CA Series engineered products have been proved to be effective in the remediation of contamination caused by hydrocarbons and petroleum products, chemicals as well as toxic metallic compounds in rendering the toxic and hazardous materials to a permanently non-toxic and non-hazardous stage.

TRADEMARKS

      The Company has applied for Trademarks governing the CA Series of Products CA-1 through Ca-6. The Company has acquired the trademark for the Company's "RENUGEN(TM)", a product used to enhance the efficacy of conventional waste water treatment plants, and has filed for a trademark for its "ORO GRANDE GOLD(TM)" covering one of its calcium carbonate products and the name SIERRA KAOLIN(TM) to cover its New Mexico KaoliN.

EMPLOYEES

      At September 30, 2005, the Company had eight employees. Daleco employs the services of consulting scientist, geologists and engineers, as well as those of nonaffiliated operating companies that conduct the actual oil and gas field operations, mineral extraction/processing and timber harvesting. The Company operates its oil and gas wells in the States of West Virginia, Pennsylvania and Texas from its Pennsylvania office utilizing contract pumpers to perform actual field operations. The Company's non-operated wells are monitored out of the Company's Pennsylvania office. The Company's mineral leases, fee interest and claims are operated by contract mining entities and are monitored by its Pennsylvania office, and by Tecumseh Professional Associates under its agreement covering the Company's Sierra Kaolin(TM) and Calcium Carbonate. The Company's timber efforts are coordinated by both its Pennsylvania office and by Sustainable Forest Industries. The Company employs independent consultants regarding the development of its natural resource properties. The Company considers its relations with its consultants to be satisfactory.

ITEM 2: DESCRIPTION OF PROPERTY

OIL AND GAS INTERESTS

      A description of Daleco's Oil and Gas Interests by state follows:

                                      TEXAS

      During the first quarter of Fiscal 2000, Netherland, Sewell & Associates, Inc. of Dallas, Texas ("Netherland & Sewell"), an unaffiliated company, had been engaged by Tri-Coastal Energy, L.P. at the request of Heller Financial, Inc. ("Heller"), to act as the contract advisor to the operator of its oil and gas properties. Effective January 1, 2004, subsequent to the acquisition of the Heller interests by Sonata Investment Company, Ltd. on December 30, 2003, Netherland & Sewell became a contract consultant to the Company. Since October 1, 1999, Westlands Resources Corporation has been the operator of record Tri-Coastal Energy's Texas oil and gas properties.

      The Texas Properties are located in the Austin Chalk Trend. The Austin Chalk Trend consists of the Austin Chalk, Buda, Georgetown and Edwards formations, extends for approximately 300 miles in length and 50 miles across, and encountered at depths of 5,500 to 18,000 feet. These reservoirs are generally of low permeability. Historically, these formations were considered to be economically marginal except in areas where the reservoir rocks are highly fractured. In later years, stimulation by mechanical fracturing of the rock resulted in increasing hydrocarbon recoveries and extensive development of the Trend. Ongoing technical developments using horizontal drilling techniques allow the well bore to intersect, if present, series of vertical fracture systems instead of a single one, thus resulting in higher rates of production and recoverable reserves, at the cost of a more expensive drilling effort. Whether an individual well will be economic, even if horizontally drilled, depends largely upon intersecting fractured portions of the formation, which cannot be predicted. Certain locales appear to contain more fracturing than others. It is not unusual for an individual well to produce as much as forty percent (40%) of the primary recoverable reserves during the first two years of production and the remainder over a period of ten to fifteen years. As a result of the Heller Financing, seven (7) existing vertical chalk wells were stimulated and three (3) laterals in its existing horizontal wells were drilled. The Company is presently evaluating joint venturing with third parties to develop its Texas Properties.

                         WEST VIRGINIA AND PENNSYLVANIA

                                APPALACHIAN BASIN

      The Company's hydrocarbon production in the State of West Virginia and the Commonwealth of Pennsylvania are in the producing zones of the Oriskany and Medina formations of the Appalachian Basin's Upper Devonian Section.

      The Company has working interests in nine (9) wells in West Virginia for which it acts as operator.

      The Company's acquisition and development philosophy in the Appalachian Basin is to acquire producing properties with exploitation potential, either individually or in conjunction with its managed partnerships. In addition to increasing its reserves through direct property acquisitions, Daleco actively seeks out and evaluates the potential acquisition of other oil and gas companies and partnerships. The Company plans to seek opportunities to expand its oil and natural gas holdings within Appalachian Basin and surrounding producing areas through the acquisition of additional properties and/or through the participation in exploitation drilling prospects should the right opportunities be identified.

                                     ALABAMA

                               BLACK WARRIOR BASIN

      Deerlick Royalty Partners, a Delaware limited partnership for which Deven Resources, Inc. acts as the general partner, owns an overriding royalty interest in the Deerlick Creek Field, Tuscaloosa County, Alabama.

                                    OKLAHOMA

      In Fiscal 2004 the Company sold non-operated interest in 34 wells located in Potontoc County, Oklahoma. These wells were determined to be marginally economic to the Company compared to their abandonment liabilities and therefore were divested for the assumption of those liabilities. As of September 30, 2005, the Company had an undivided working interest ranging from 1.5% to 39.2% in 35 non-operated wells located in Kay, Hughes and Noble Counties, Oklahoma.

OPERATING HAZARDS AND UNINSURED RISKS

      Daleco's oil and gas operations are subject to all of the risks normally incident to the exploration for and production of oil and gas, including mechanical failures, blow-outs, cratering, pollution and fires, each of which could result in damage to or destruction of oil and gas wells or production facilities or damage to persons and property. While Daleco maintains a $4,000,000 all risks liability policy in amounts that it believes are adequate, the insurance may not cover all potential operational risks. The occurrence of a significant event not fully insured against could have a material adverse effect on Daleco's financial position. In the coming year, Daleco plans to seek participation in certain types of exploratory or developmental drilling prospects. In these instances, the Company has historically expanded its insurance coverage to cover the specific risk associated with those types of operations. Daleco will continue to conduct its normal day-to-day activities as operator of its wells.

TITLE TO OIL AND GAS PROPERTIES

      Daleco's interests in producing and non-producing acreage are in the form of direct or indirect interests in leases. Each of its properties is subject to customary royalty interests in amounts prevailing in the area in which the oil and gas lease was taken, overriding royalty interests, liens incident to operating agreements, liens for current taxes and other burdens and mineral encumbrances and restrictions. Daleco believes that none of these burdens materially interferes with the use of such properties, in the operation of Daleco's business or the profitability of Daleco's investment therein.

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

MINERAL INTERESTS


      MINERALS HOLDINGS

      Through its wholly owned subsidiary, Clean Age Minerals, Inc., the Company owns substantial leases ,mining claims and a fee simple interest to proven (Measured) recoverable and probable (Indicated) recoverable non-metallic industrial minerals located in the States of Texas, New Mexico and Utah. Title and rights in the properties are held by CA Properties, Inc., a wholly owned subsidiary of Clean Age Minerals Incorporated.

                                      TEXAS

                                  MARFA ZEOLITE

      CA Properties, Inc. is the lessee under a 5,200 acre (+/-) lease containing high grade proven (indicated) recoverable Zeolite, located approximately 40 miles south of Marfa, Presidio County, Texas. The lease terms call for royalty payments of $3.00 per ton of Zeolite removed from the property with a minimum royalty of $30,000 per year. CA Properties, Inc. has the option to terminate the annual royalty payments by paying a lump sum of $400,000. CA Properties, Inc. owns, in fee, approximately 100 acres of land encompassed and contained within the bounds of the 5,200 acre Zeolite leasehold. During fiscal 2005, the Company paid the required minimum $30,000 as prepaid royalty.

                                    LOCATION
                                    --------

      The Company's zeolite deposit is located 29 miles south of Marfa, Texas., on State Highway 67, then 2 miles west on an all weather dirt road. A railroad is immediately adjacent to the Company's lease and fee mineral interests. The Company's lease and fee mineral holdings are on private property. For a map of the location of the Company's zeolite deposit, see Exhibit 99.1 attached.

                           GEOLOGIC ENVIRONMENT
                           --------------------

                                   NEW MEXICO

                   ORO GRANDE (CALCIUM CARBONATE "TRAVERTINE")

      CA Properties, Inc. is the lessee under a lease covering 5,020 acres of proven (measured) recoverable calcium carbonate deposits in the form of high grade Travertine, located in the Oro Grande area, Cibola County, New Mexico, some 40 miles southwest of Albuquerque, New Mexico. Included in the above are 1,660 acres of U.S. Government leases while the remainder is privately owned. The lease calls for royalty payments of $0.50 per ton or 4% of gross sales for material removed, whichever is the greater. Royalties on public lands call for $0.50 per ton or 3% of gross sales, whichever is the greater. The lease also requires an annual minimum royalty payment based on a CPI adjusted formula. In Fiscal 2005, the total payments associated with the payment of royalties and/or claim fees amounted to approximately $49,755. Tecumseh Professional Associates ("TPA") in accordance with the Development and Operating Agreement ("Calcium Carbonate") paid all sums required.

                                    LOCATION
                                    --------

      The Limestone lease is located approximately 45 miles southwest from the center of Albuquerque, NM and 13 miles south of State Highway 6 (west of Las Lunas) The Limestone Lease is located approximately 15 miles from a railroad siding. The Company's Limestone Lease is bounded by the Laguna Pueblo Indian Reservation on the North, the Acoma Indian Reservation on the West and the Alamo Indian Reservation is about fifteen miles to the South. For a map of the location of the Company's Limestone Lease, see Exhibit 99.1 attached.

                              GEOLOGIC ENVIRONMENT
                              --------------------

                                SIERRA KAOLIN(TM)

      CA Properties, Inc. owns mining claims on 2,720 acres, located in Sierra County, New Mexico encompassing its probable (indicated) recoverable Kaolin. The Federal leases call for a royalty payment of 7% of net proceeds derived from mining operations. There is also an overriding royalty interest of 7% out of mining operations payable to the former owner of these leases. $2,125 was paid to the Bureau of Land Management ("BLM") in 2005 to maintain CAMI federal mineral claims. TPA paid all of this in accordance with the provisions of the Sierra Kaolin(TM) Operating License. In addition, the Company acquired lobe mining claims on certain of its existing holdings that encompass 160 acres.

                                    LOCATION
                                    --------

      The Sierra Kaolin(TM) claims are located on a paved road near Winston, NM, some 40 miles west of Truth or Consequences, NM. The claims are located on Federal Lands administered by the Bureau of Land Management. For a map of the location of the Company's Kaolin claims, see Exhibit 99.1 attached.

                              GEOLOGIC ENVIRONMENT
                              --------------------

                                      UTAH

                                 BEAVER ZEOLITE

      CA Properties, Inc. owns 11 Zeolite mining claims covering approximately 220 acres of probable (indicated) recoverable Zeolite located in Beaver County, Utah. The Zeolite in this deposit is also considered high grade. During fiscal 2005, the Company paid $1,375 to the Bureau of Land Management to maintain its federal mining claims.

                                    LOCATION
                                    --------

      The Beaver Zeolite claims are located on a paved road (State Highway 153) 18 miles east of Beaver, Utah. The claims are on Federal Lands administered by the Bureau of Land Management [See Map attached] For a map of the location of the Company's Utah zeolite claims, see Exhibit 99.1 attached.

                              GEOLOGIC ENVIRONMENT

MINING

      The Company has periodically extracted calcium carbonate and zeolite from its deposits through the use of contract miners. The quantities of extracted volumes were commensurate with demands for the minerals and to comply with the Company's lease obligations. The Company and a strategic partner of the Company have extracted sufficient quantities of Sierra Kaolin(TM) for qualitative and quantitative analysis of the mineral's commercial properties. All of the extraction of the Company's minerals is done by surface mining. At each of the locations the areas disturbed by extractive operations have been limited to initial ten acre permit sites in New Mexico and under 100 acres in Texas. in accordance with applicable state regulations. As of September 30, 2005 the Company has entered into agreements with Tecumseh Professional Associates for the extraction of calcium carbonate and Sierra Kaolin(TM). The mining of all of the Company's mineral deposits is exclusively conducted through surface mining.

      The Company intends to extract its New Mexico calcium carbonate to service existing markets on an as needed basis. The Company's Texas zeolite deposit will be mined on a periodic basis to meet existing obligations and to support development of new and emerging markets. Production of the Company's Sierra Kaolin(TM) will be limited to amounts required for product testing and facility design. Following the conclusion of feasibility studies pertaining to the construction of processing facilities and the receipt of permits, the Company and its partner may proceed with commercialization efforts.

      At the present time, as a result of its limited activities on its mineral properties, the Company believes that the reclamation costs currently associated with its activities are less than $250,000.

TIMBER INTERESTS

      Daleco, through its wholly owned subsidiary, Sustainable Forest Industries, Inc., a Delaware company, controlled two (2) timber concessions in Guyana, South America. These concessions encompassed approximately 6,000 acres of tropical hardwoods. Sustainable Forest Industries, Inc. historically harvested and marketed its tropical hardwood products through strategic alliances with its partners in Guyana and the United States. Sustainable Forest Industries, Inc. received its U.S. import certificate for tropical wood in July 1997, and applied for its marketing trademark, HeartDex. Daleco provides accounting, administrative and financial services to support Sustainable Forest Industries, Inc.'s operations.

      Due to the limited operations on these properties, Daleco amortized its entire investment in Guyana timber as of September 30, 2001. Furthermore, as a result of the lack of business activity and the extensive availability of harvested timber supplies from independent third parties, the Company has not renewed its concessions. The efforts of Sustainable are intentionally limited to contract marketing arrangements for third parties.


ITEM 3: LEGAL PROCEEDINGS

      Kane v. Daleco Resources Corp., et. al. On or about January 14, 2000, Stanley B. Kane, et. al. commenced an action in the Superior Court, Los Angeles, California to enforce their right to have Daleco repurchase 16,000 shares (stated value $50 per share) of Series A, 10% Cumulative Preferred Stock. The Plaintiffs had the right to put the stock to Daleco on August 20, 1999, which they did. Although Daleco continued to pay quarterly dividends on the Series A Preferred Stock, it did not redeem the shares due to its lack of liquidity. Also named in the suit were Mr. Dov Amir (at the time, a current officer and director of Daleco) and Mr. Louis Erlich (who was an officer and director of Daleco at the time of the issuance of the Series A Preferred Stock), who had given personal guaranties to the Plaintiffs.

         With regard to these personal guaranties, Mr. Amir satisfied his obligation under his guaranty to purchase one-half of 8,000 shares from the Plaintiffs. Daleco entered into Stipulation for the Entry of Final Judgment and Judgment thereon as to Daleco Resources Corporation, pursuant to which Daleco had until August 1, 2001, to redeem the remaining 8,000 shares for $400,000 plus accrued dividends through the date of settlement at a rate of ten percent per annum. The Kanes have been granting Daleco an extension of the August 1, 2001 date on a month-to-month basis. The Kanes have been paid accrued and unpaid dividends on the Series A Preferred Stock through the quarter ending March 31, 2003. The Company is in arrears for the payments due June 30, 2003 and September 30, 2003 totaling $30,000. In August 2005, the Company satisfied its obligation to the Kanes by payment of $643,819.32. This amount satisfied all of the outstanding principal, interest and fees. As a result of the satisfaction of this judgment, the 8,000 shares of Series A Preferred Stock held by the Kanes were returned the Company to and cancelled on its books.


      Mr. Erlich's Cross Complaint against the Company was also dismissed.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of security holders in the fourth quarter of Fiscal Year 2005.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

      The Company's Common Stock trades on the Over the Counter Market, Bulletin Board ("OTCBB"). The symbol for the Company's shares is DLOV. As of September 30, 2005, there were approximately 1792 holders of record (inclusive of brokerage house "street accounts") of the Company's Common Stock.


               MARKET PRICE OF, AND DIVIDENDS ON, THE REGISTRANT'S
                   COMMON EQUITY AND OTHER STOCKHOLDER MATTERS

      Our common stock was quoted on the OTC Bulletin Board for the fiscal periods tabulated under the symbol "DLOV." The following table shows the high and low closing bid prices for the fiscal quarters indicated. Daleco's fiscal year ends September 30.

               2005                               HIGH                   LOW
               First Quarter                     $0.67                 $0.37
               Second Quarter                    $0.67                 $0.40
               Third Quarter                     $0.60                 $0.40
               Fourth Quarter                    $0.56                 $0.31

               2004                               HIGH                   LOW
               First Quarter                     $1.25                 $0.82
               Second Quarter                    $1.04                 $0.70
               Third Quarter                     $0.97                 $0.56
               Fourth Quarter                    $0.70                 $0.40

HOLDERS OF COMMON EQUITY

      As of September 30, 2005, the current outstanding amount of shares of common stock was 40,343,043 with 1792 shareholders of record.

HOLDERS OF PREFERRED

      As of September 30, 2005, there were no Series A Preferred issued and 18 holders of the 185,000 shares of Series B Preferred Stock.

DIVIDEND INFORMATION

      Daleco has never paid a dividend on its common stock. Daleco has no plans to pay any dividends on its common stock in the near future. Daleco intends to retain all earnings, if any, for the foreseeable future, for use in its business operations. Dividends have been paid on the Company's Series B Preferred Stock in shares of Common Stock at the time of conversion.

SECTION 16(A) COMPLIANCE

      Based solely upon a review of the Forms 3 and 4 filed during the fiscal year ended September 30, 2005, the initial Form 3 for Mr. Benediktson and Mr. Trynin were filed late. Mr Knoll has never filed either a Form 3, Form 4 or Form
5. Instead he relies on the 13D filing by Terra Silex Holdings as amended through September 12, 2005. Daleco received no Form 5's filed by any party.

SALES OF UNREGISTERED SECURITIES

      In July 2002, the Company entered into a $10 Million Equity Line of Credit with Cornell Capital Partners, L.P. Daleco never sought advances under the Line of Credit that expired on November 7, 2005. The Company notified Cornell Capital that it did not desire to extend the Line of Credit.

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

      On September 20, 2001, Daleco entered into a Stock Purchase Agreement with Terra Silex Holdings, LLC pursuant to which Daleco agreed to sell Terra Silex up to 1,800,000 shares of common stock at a price of $1.25 per share. At the time of the Terra Silex Agreement, the market price of Daleco's common stock was $1.05. The Terra Silex Agreement provided for the purchase of the common stock in three (3) tranches. At closing, Terra Silex acquired 400,000 shares. The second tranche was to close within sixty (60) days, subject to Terra Silex's satisfactory completion of its due diligence. The second tranche for 400,000 shares closed on November 20, 2001. The third tranche for 1,000,000 shares was to have closed sixty (60) days after the second tranche closing, subject to Terra Silex's continued satisfactory due diligence. Terra Silex requested and was granted an extension until February 15, 2002 in which to exercise the third tranche. Terra Silex was also granted a warrant for 500,000 shares. The term of the warrant for five (5) years at an exercise price of $1.25 and is pro rated in amount should Terra Silex not fund all three tranches. On February 15, 2002, Terra Silex failed to exercise the third tranche. As such, Terra Silex's right to purchase additional shares under this Terra Silex Agreement terminated. The Terra Silex warrant is only vested as to 250,000 shares with the remaining 250,000 shares of the Terra Silex warrant having been forfeited as a result of Terra Silex's failure to fund the third tranche. As a result of Cornell Capital Partner's conversion of the Debenture, Paragraph 6.3 of the Terra Silex Agreement gave Terra Silex the right to acquire 220,169 shares of common stock at a price of $0.117 per share, the effective price per share of the stock issued to Cornell Capital Partners. Terra Silex purchased these shares on or about October 29, 2003. Terra Silex partners participated in the Company's July 2005 Private Placement acquiring 340,000 shares. As reported on Terra Silex's filing with the SEC on Form 13D, Amendment 3, dated September 12, 2005, Terra Silex and its affiliated individuals now hold 4,323,097 shares of Common Stock.

MAY 2005 KANE BRIDGE LOAN FINANCING.

      On or about May 10, 2005, the Company issued 250,000 shares to four individuals as a fee for providing $50,000 in financing to the Company under certain loan agreements ("Kane Bridge Loans"). The funds provided were utilized by the Company to make its initial payment on the outstanding obligation to the Kanes. (See litigation above.)

      The initial payment of the Company's obligation to the Kanes on or before May 2, 2005 was mandated and set forth in that certain agreement dated as of February 17, 2005 (See the Company's Form 10-KSB for Fiscal year 2004 and its quarterly reports on Form 10-Q-SB). Two of the lenders are Directors of the Company, Mr. Roche and Mr. Knoll. The other two individuals are existing shareholders. The Kane Bridge Loans are one year loans. The shares issued bear a restrictive legend. The four individuals were granted 50,000 shares for each $10,000 in principal that they provided to the Company. At the time of his making the Kane Loan, Mr. Roche had not been appointed to the Board of Directors. One of the Loans, in the amount of $10,000 was repaid in September 2005 under an agreement between the Company and Mr. Thomas R. Smith, the lender. Mr. Knoll is a member of Terra Silex Holding Ltd. Co. The shares received by him are deemed to be a part of Terr Silex's total holdings of 4,323, 097 shares of Common Stock.

JULY 2005 PRIVATE PLACEMENT

      On September 21, 2005, the Registrant closed a private placement offering for 6,500,000 shares of the Registrant's Common Stock pursuant to an Exemption under Section 506 of Regulation D. The Offering was for Units consisting of 20,000 shares of Common Stock at $.25 per share plus warrants for the Registrant's Common Stock. The Investors are entitled to Warrants for one share of Common Stock for each two (2) shares of Common Stock purchased pursuant to the Offering in the first year after the purchase of the Common Stock ("Participation Warrants") and Contingent Warrants for one share of Common Stock for each two (2) shares of Common Stock purchased pursuant to the Offering in the second year after the purchase of the Common Stock and the exercise of the Participation Warrants ("Contingent Warrants"). The price per Unit was $5,000 with a minimum purchase of five (5) Units ($25,000).

      The Common Stock issued under the Offering and upon the exercise of the Warrants will be unregistered, will bear a restrictive legend and is subject to certain piggyback registration rights and demand registration rights.

      The proceeds of the Offering, $1,625,000 will be used to satisfy the Registrant's obligation to retire its Class A Preferred Stock (See "Kane Litigation", footnote 14(a) to the Registrant's Annual Report of Form 10-KSB for the period ended September 30, 2004 and footnote 14(a) to the Company's quarterly report for the period ended June 30, 2005) and for general working capital.

      The Offering was sold primarily by officers and directors of the registrant. As such, only limited commissions ($26,950 in cash or stock) are payable to placements agents. All Investors are accredited investors and were required to execute a subscription document attesting to that fact. The Investors were both existing shareholders of the Registrant and new Investors.

      The total gross proceeds of the Offering was $1, 625,000. Legal fees of $12,000 were paid to counsel for the Registrant.

      Reference is made to the Company's filing with the SEC on Form D, filed on September 22, 2005.

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

COMMON STOCK

      Each holder of the Company's common stock is entitled to one vote for each share held of record. Holders of common stock have no preemptive, subscription, conversion, or redemption rights. Upon liquidation, dissolution or winding-up, the holders of common stock are entitled to receive the Company's net assets pro rata. Each holder of common stock is entitled to receive ratably any dividends declared by the board of directors out of funds legally available for the payment of dividends. The Company has not paid any dividends on its common stock and does not contemplate doing so in the foreseeable future. The Company anticipates that any earnings generated from operations will be used to finance its growth.

      As of the fiscal year ended September 30, 2005, Daleco had 40,343,043 shares of common stock outstanding.

PREFERRED STOCK

      On February 28, 2002, the Company filed a certificate of amendment to its certificate of incorporation, authorizing the Company to issue 20,000,000 shares of preferred stock, par value $0.01 per share. As of September 30, 2005, there were no shares of Series A preferred stock and 185,000 shares of Series B preferred stock outstanding.

SERIES A 10% CUMULATIVE PREFERRED STOCK. The Series "A" Preferred stock had a stated face value of $50.00 per share and the holder was entitled to one vote per share. All the shares of the Series A Preferred were reacquired by the Company in settlement of the Kane Litigation (See Part II, Item 3 Legal Proceeding). The Series A Preferred shares acquired from the Kanes were retired. No additional Series A Preferred Shares will be issued.

SERIES B 8% CUMULATIVE CONVERTIBLE PREFERRED STOCK. The Series "B" Cumulative Convertible Preferred Stock has a face value of $10.00 per share with no voting power. This preferred stock can convert to common stock at 85% of the average of the 5 days before the date of conversion with a minimum amount of $1.25 per share.


OPTIONS AND WARRANTS

   OPTIONS(1)

                                                             2005         2004
                                                          ----------   ---------
       Outstanding and Exercisable at beginning
         of period
                                                           5,900,000   5,500,000
       Granted                                                     0     400,000
       Canceled(2)                                           550,000           0

       Exercised (3)                                       3,000,000           0
       Outstanding and Exercisable at end of              ----------   ---------
        period(4)                                         2, 350,000   5,900,000
                                                          ==========   =========

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


(2) On September 18, 2005, Options for 500,000 shares of Common Stock with an exercise price of $.25 expired. 50,000 of the award to Mr. Pryor under the Company's Non-Qualified Independent Directors Stock Option Plan expired when he resigned from the Board of Directors in May, 2005.


(3) In April and September 2005, holders of options for 3,000,000 shares of Common Stock at $.25 per share exercised their options. These options had been issued in September 2000.


(4) Of the 2,350,000 options outstanding as of September 30, 2005, 2,200,000 are held by current officers, directors and employees of Daleco. The exercise price for the options held by insiders range from $0.55 per share to $1.08 per share.

         COMMON STOCK WARRANTS

Common Stock warrants outstanding at September 30, 2005, consist of the following:

         PRICE PER ISSUANCE          EXPIRATION DATE               AMOUNT(1)         SHARE
         -----------------------     ------------------            ----------        -----
         Financing Sources(2)        July 31, 2004 to                                $0.44
                                     December 31, 2007               969,579         $1.05

         Terra Silex Warrant(3)      December 31, 2006               250,000         $1.25

         Conley Warrants(5)          February 26, 2008               300,000         $0.13

         Anthony Warrants(5)         February 26, 2008               300,000         $0.13

         Smith Warrants(4)           August 31, 2007                 250,000         $0.65
         Participation Warrants      September 20, 2006
         -September 2005 Private
         Placement                   September 20, 2007
         Contingent
         Warrants-September 2005                                   3,250,000         $1.00
         Private Placement(6)                                      3,250,000         $2.00

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


(6) Under the terms of the September 2005 Private Placement (See Sales of Securities above) investors were issued a Warrant for one share of Common Stock for each two (2) shares of Common Stock purchased in the Private Placement which are exercisable in the first year after the close of the Private Placement ("Participation Warrants") and a Warrant for one share of Common Stock for each two (2) shares of Common Stock purchased in the Private Placement in the second year after the purchase of the Common Stock and the exercise of the Participation Warrants ("Contingent Warrants"). The Contingent Warrants are only exercisable if the Investor had first exercised its right to acquire the Participation Warrants. If the Participation Warrants are not exercised, the Contingent Warrants automatically expire.



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

      The SOX requires that a "Disclosure Committee" be established. This committee considers the materiality of information and determines disclosure obligations on a timely basis. This committee is the Company's "watchman" for public disclosures. The Company has designated the Board of Directors as the Committee. The Company has eight employees, and four independent directors. All parties are intricately involved in the decision making processes at the Company and no disclosure or decision not to disclose information is made without the input of inside management, counsel and the Board of Directors.

      Because the drafting and approval of all the Company's reports is a collective process, the provisions of the SOX to establish an independent Disclosure Committees, a Disclosure Controls Monitor, to conduct internal drafting sessions, distribution of draft reports and dealing with internal trading policies are presently either not applicable or are already implemented, have been and are part of the Company's operating procedures.

      The SOX also provides for certain controls on auditors and the accounting industry. The Company only utilizes its auditors for auditing purposes. As such, the Company feels that it is and will continue to be in full compliance with the final regulations promulgated by the Securities and Exchange Commission ("SEC") under the SOX.

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

      All phases of the Company's operations are subject to influences outside of the Company's control. Any one, or a combination, of these factors could materially affect the results of the Company's operations. These factors include: competitive pressures, inflation, trade restrictions, interest rate fluctuations and other capital market conditions, weather, future and options trading in, and the availability of natural resources and services from other sources. Forward-looking statements are made by or on behalf of the Company utilizing available knowledge of its business and the environment in which it operates, but because of the factors listed above, as well as other environmental factors over which the Company has no control, actual results may differ from those in the forward-looking statements. Consequently, all of the forward-looking statements made are qualified in their entirety by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effect on the business and/or operations of the Company.

FISCAL 2005

      The fiscal year ended September 30, 2005 was marked by several key events in respect to the Company's efforts to commercialize the mineral holdings of its wholly owned subsidiary, Clean Age Minerals, Inc., the composition of its management team, and in its financial condition as a whole. During the year, the Company continued its focus on its mineral holdings and entered into two agreements with Tecumseh Professional Associates that are geared to advance the development of its calcium carbonate and kaolin minerals located in New Mexico. The main emphasis of the combined efforts has been on the kaolin deposit and has resulted in the completion of a core hole drilling and sampling program. These efforts are essential to further the design and feasibility evaluation for the construction of a kaolin processing facility. While extracted and marketed quantities of the Company's minerals remain below the expectations of management, progress has been made.

      During Fiscal 2005, the Company continued to benefit from the sustained price level within its oil and gas operating areas. As in past years, the Company's primary source of operating revenues (96%) during fiscal 2005 was derived from its energy related operations. With the domestic energy markets being influenced by expanded worldwide demand for petroleum and global political unrest, management believes, that for the foreseeable future, demand for and the prices received for its oil and gas production will remain at levels favorable to the Company.

      During the fiscal year the Company strengthened its management team and re-aligned its Board of Directors. These steps were to further its compliance with the guidelines set forth in the Sarbanes Oxley legislation and to provide a greater focus on its core operating activities, the production of oil and natural gas and industrial minerals. The Company believes that the changes made not only bring to the Company additional expertise in its business segments but also within the financial sector as well.

      Significant to the Company financial status during 2005 was its ability to raise in excess of $1,600,000 in working capital and the success of its efforts to restructure and / or convert portions of its short term obligations. As a result the Company is ending fiscal 2005 with a strong cash position which is believed to be sufficient to meets it corporate operating needs through the coming year. The Company will continue to seek access to project type funding to provide capital for its expansion efforts.


Segment Comments:

      The Company continued to rely on its oil and gas operations to generate the majority of its operating cash flow during fiscal 2005. As such its performance and operating results are significantly impacted by external factors from domestic and international sources that are beyond its control. These non-controllable factors include the variability in the demand for and the pricing of the crude oil and natural gas within the Company's operating areas, the general availability of quality contract services and the occurrence of unforeseen well bore mechanical or weather related problems. During twelve month period ended September 30, 2005, the Company's energy segment's performance, as measured by its direct operating cash flows, improved by approximately 58% as compared to the prior year period. The main reasons for the improvement was the sustained higher oil and gas product prices received by the Company and more normal levels of oilfield goods and services available to the Company in support of its efforts to maintain production levels and reduce well "production down time."

The Company intends to expand its oil and gas production base during the coming fiscal year. This expansion will be "controlled" in nature in that the Company intends to apply specific screening guidelines to all prospective drilling and / or acquisition projects it evaluates. By so doing, the Company believes that it will be able to control the risks associated with its goal of expanding its operations in a high price environment.

During the fiscal year the Company was able to shift the majority of the required capital outlays required for its mineral properties to its operating partners. These outlays include but are not limited to lease and mining claim fees as well as operational and development costs. Overall these costs exceeded $400,000 for the period. The Company's three (3) billion ton industrial mineral holdings represent a significant but yet untapped revenue source.

The Company entered into agreements with Tecumseh Professional Associates (TPA) that call for TPA to assume the roll of mine site operator for both its calcium carbonate and kaolin deposits located in New Mexico. Because of its economic potential, TPA has focused its efforts on the Kaolin property. In preparation of the commercialization of the kaolin, TPA funded a confirmation core drilling program on the deposit. The results available to date from these efforts have confirmed the presence of sufficient quantities of commercial quality kaolin to proceed with the next steps leading to the construction of, or otherwise securing access to a processing facility. Plant construction feasibility evaluations as well as other required efforts are currently underway to put the Kaolin deposit into production. The plans are initially to develop the kaolin to service the needs of the paint and paper markets. These products will be marketed under the trademark "Sierra Kaolin(TM)".

With respect to the Company's calcium carbonate deposit, efforts have been limited to extracting and preparing product to service the local road base and ground cover markets. Residential construction plans in the area indicate that there will be an increased demand for these products over the next several years. The Company has been able to establish itself as a supplier of quality stone for these purposes and markets its products under the trade name "Ore Grande Gold (TM)". In addition to these markets, the domestic cement market has renewed interest in the Company's calcium carbonate holdings due to the tight supply of available product. During the coming fiscal year the Company and TPA plan to continue expanding product deliveries to primary stone markets and seeking supply arrangements with regional cement producers.

The Company has continued its efforts to introduce its zeolite based products to various emerging markets. During fiscal year 2005, the Company continued to market its "ReNugen(TM) " zeolite based product to the wastewater treatment industry. Initial test markets include states located in the Mid-Atlantic and Upper Mid-West regions. The sales to the test application sites are designed to develop a solid record of the product's performance characteristics prior to undertaking an expanded marketing program. In addition to the efforts in the above segment, the Company has supplied zeolitic material for certain government sponsored tests to address the mitigation of various pollutants from the emissions of coal-fired power plants. The results of this testing have not yet been reported. However, should the test prove successful this application will represent a major potential for the Company's zeolite mineral.

In an effort to open various potential markets, the Company has utilized the services of third party consultants. As these markets develop it is anticipated that these consultants will play a significant role in the early deployment of the Company's mineral based products.

The Company has not conducted any operations within its timber subsidiary, Sustainable Forest Industries, Inc. during fiscal 2005. It is not anticipated the activities in this area will be increased in the near term.


Financial and Operating Parameter Comparisons:

      For the fiscal year ended September 30, 2005, the Company's revenues increased from $1,471,496 in fiscal 2004 to a level of $1, 572,015, or roughly 7%, in the current period. The increase in receipts was primarily the result of higher oil and natural gas prices. The impact of the higher prices was mitigated in part by declines in both the natural gas (25%) and crude (1%) productions levels attributable to the Company's net interest holdings. These production declines are believed to be the result of normal well producing capacity declines. The sustained higher oil and gas product prices have led to an ongoing strong demand for quality well service contractors in the Company's operating area. However, unlike the prior year, this demand is being adequately serviced, and the Company believes that its access to these services will not be impaired in the near term. The Company's direct well operating expenses for the year declined by $37,300 or 4% from the prior twelve month period. The Company's non-cash operational charges for items such as depletion, amortization, and depreciation declined in fiscal 2005 from the prior year's levels by roughly $24,552. As a result, the Company recorded total operating expenses in fiscal year 2005 of $2, 405,654 as compared to $2,485,880 in fiscal 2004 or a 4%
reduction. As a result of the restructuring of certain debt obligations in fiscal 2004 and its efforts to convert other obligations from debt to equity in the current fiscal period, the Company was able to reduce its annual interest costs and further stabilize the company's financial status.

For the fiscal year ended September 2005, the Company reported a loss of $2,341,424. This compares to a loss of $2,231,957, excluding the recorded gain on debt forgiveness of $5,787,687 recorded in that year. The non-cash charges booked during the 2005 fiscal year of $1, 575,181 represents approximately 67% of the loss reported.

Based on the fundamentally sustained level of energy prices and the projected increasing demand within the geographic and industrial segments to be serviced by our mineral products, the Company is anticipating an increase in its revenues in the coming fiscal year and a continued need for capital to support its growth initiatives.


FISCAL 2004

      The fiscal year ended September 30, 2004, marked the fourth year in the Company's plan to commercialize the mineral holdings of its wholly owned subsidiary, Clean Age Minerals, Inc. While the Company's efforts toward that goal were the primary focus, the efforts continued to produce only nominal but improved revenues during the fiscal year. For the period, the Company continued to benefit from favorable market forces within the energy sector that provided the Company with roughly 98% of the total operating receipts for the fiscal year. Operations associated with the Company's timber segment were at nominal levels throughout the year.

The primary underlying factor that influenced the Company's overall growth during the fiscal year ended September 30, 2004 continued to be its limited capital base. To address this issue the Company has aggressively sought out strategic relationships with access to incremental capital resources to further the commercialization of its mineral holdings. The Company believes that the relationships formed during the fiscal year will significantly benefit subsequent periods.


Segment Comments:
-----------------

      Because of its reliance on revenues derived from the production and sale of oil and natural gas, the Company's performance and overall operating results during the fiscal period were influenced by the various external factors associated with the energy sector. These non-controllable factors include the variability in the demand for and the pricing of the crude oil and natural gas within the Company's operating areas, the general availability of quality contract services (critical in fiscal 2004) and the occurrence of unforeseen well bore mechanical problems. During the twelve month period ended September 30, 2004, the Company's energy segment's performance, as measured by its direct operating cash flows declined by 37% as compared to the prior fiscal year period. The main reasons for the fall-off were the increases in the price of oilfield goods and services the Company utilized in its operations and a significant increase in producing well "down-time" resulting from shortages of quality well servicing equipment and contractors within its operating regions.

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

      Efforts relating to the Company's Sierra Kaolin(TM) deposit in New Mexico during fiscal year focused on the identification of strategic joint venture partners for the funding and/or market introduction of the Sierra Kaolin(TM)'s products. Commercial markets for the Company's kaolin have been identified in various industrial sectors such as paper, paint, rubber, plastic, adhesive and other small volume - high margin specialty applications. The Company has also initiated "preliminary market inquiries" which were designed to determine the markets interest in its Sierra Kaolin(TM) and to identify potential "end-user testing clients". These entities, both domestic and international, were targeted so that active market participants could evaluate product test samples so that the Company could receive potential client feedback for use in optimizing its final product specifications and processing facility requirements.

      While the investigative process is requiring more time and costs than initially anticipated, the Company has made progress both independently and jointly under certain executed Confidentiality and Non-Circumvention Agreements and its Memorandum of Understanding with external parties towards the introduction of its Sierra Kaolin(TM) products. Furthermore, it has continued its efforts to investigate various potential private and public financing sources to fund the construction of a processing facility capable of producing a suite of Sierra Kaolin(TM) products that will meet the specific needs of the various industrial applications.

      The potential size of the North American market for the Company's Sierra Kaolin(TM) is believed to be in excess of five (5) million tons annually.


      The Company continued the process of externally verifying the applications for Clean Age Minerals' patented CA-Series Products during the 12 month period ended September 30, 2004. The Company's CA-Series products were tested by independent engineering firms and consultants in applications involving the treatment of bioorganic, agricultural and petrol-chemical waste streams. The results of certain of these tests have proven to be highly favorable and have led to efforts to initiate market introduction of products based on the Company's patented technology. The first of these products, marketed under the trademarked name RENUGEN (TM) was introduced into select markets in December 2003, the Company's first quarter of fiscal year 2004. These initial test markets have been expanded and key longer term performance data and supply chain experience are being obtained. Other application testing of the CA-Series Patented technology was ongoing in fiscal 2004 and will continue into the new year.

      In addition to its use as a component in the Company's patented CA-Series products, Clean Age Minerals also continued its investigations of various potential alternative uses for its one and a half (1.5) billion tons of the high quality zeolite under its control. Considering the overall applications for the base zeolite and the patented CA-Series products, the Company has identified a market potential in excess of one (1) million tons annually. The Company believes that through its use of various ventures and/or out-sourcing arrangements either in-place or contemplated, it will be able to begin to tap this identified market potential.

      During the fiscal year, Sustainable Forest Industries, Inc., the Company's wholly owned subsidiary, continued its focus on developing a tropical hardwood marketing program that could introduce its products into the domestic ("US") market with nominal financial support. Working independently and in conjunction with third parties, Sustainable has confirmed the applications and has certified the performance of the Guyana Wallaba wood species for certain residential construction products. The market introduction of these products has met with resistance in its primary New England target area . This resistance is the result of the lack of a local "long term demonstration" installation site. As such, the Company will focus its marketing efforts during FY2005 on Florida where it has such a "demonstration" site. In addition, the significant increase in demand for wood products in Florida and other coastal areas resulting from the recent storm damage is viewed as having a favorable impact on the market climate for introducing new and/or alternative wood production into the region. The Company plans to form a strategic alliance with regional entities to augment its efforts.


Financial and Operating Parameter Comparisons:
----------------------------------------------

      In general, for the fiscal year ended September 30, 2004, the Company's operating revenues decreased from $1,554,764 to a level of $1,327,473 or roughly 15% from the revenues recorded in fiscal 2003. The decrease in receipts was primarily the result of lower oil and natural gas production levels coupled with higher well servicing costs. The decreases in production levels were the direct result of greater than normal producing well down-time resulting from limited access to quality well servicing equipment and contractors. The regional demand for these services jumped in response to higher average energy prices. Direct well operating expense increased by $207,046 period-to-period, or 37%. The non-cash operational charges for items such as depletion, amortization and depreciation declined in fiscal 2004 by $434,023. As a result the Company recorded total property operating expenses in fiscal 2004 of $2,485,882 for a decrease of $218,688 or 8% from prior fiscal period. Interest expense decreased from $692,004 in fiscal 2003 to $257,978 in fiscal 2004 resulting from the restructuring of the Heller Financial obligations. General corporate overhead increased by $74,512 in fiscal 2004 or 8% as compared to the prior period mainly as a result of additional efforts involved in addressing potential mineral markets and strategic relationships. For the fiscal year ended September 30, 2004, the Company reported a loss of $2,231,957 (excluding the recorded gain on debt forgiveness of $5,787,687 resulting from the Heller Note restructuring) as compared to a loss of $2,672,386 for the prior fiscal period. The reported net income, inclusive of the gain in debt forgiveness, was $3,555,730. Non-cash charges booked during the year of $1,520,911 represent approximately 68% of the fiscal 2004 loss (excluding the impact of the gain on debt forgiveness). As a result of the Company's increased efforts in commercializing its mineral holdings and the negative impact of greater than normal producing well down-time, the Company's demand for cash required for its operations rose to approximately $1 million in fiscal 2004.

CAPITAL EXPENDITURES
--------------------

      OIL AND GAS
      -----------

      During Fiscal 2005, the Company and/or its related entities did not participate in the drilling of any new wells. The Company, through its related entities, participated in various reworking and repair operations on wells comprising its oil and gas holdings.

      TIMBER
      ------

      As a result of adequate supplies of timber being available relative to the projected demand and its limited level of activity, the Company elected not to renew its concessions in Guyana. Therefore the Company had no substantial capital expenditures for its timber operations in Fiscal 2005.

      MINERALS
      --------

      During Fiscal 2005, the Company had no capital expenditures on its mineral properties. All capital improvements made to the Company's mineral properties were conducted pursuant to its Agreements with Tecumseh Professional Associates. The Company has capitalized certain of the payments made to maintain its mineral claims. These expenditures have been booked as Pre-Paid Royalty Payments and will be captured as mineral extraction operations progress.

ACQUISITIONS


      The Company made no acquisitions in Fiscal Year 2005.

SALE OF SECURITIES:

      TERRA SILEX AGREEMENT
      ---------------------

      On September 20, 2001, the Company entered into a Stock Purchase Agreement with Terra Silex Holdings, LLC ("Terra Silex") ("Terra Silex Agreement") pursuant to which the Company agreed to sell Terra Silex up to 1,800,000 shares of Common Stock at a price of $1.25 per share. At the time of the Terra Silex Agreement, the market price of the Company's Common Stock was $1.05.

      The Terra Silex Agreement provides for the purchase of the Common Stock in three (3) tranches. At closing, Terra Silex acquired 400,000 shares. The second tranche was to close within 60 days, subject to satisfactory completion of due diligence by Terra Silex. The second tranche for an incremental 400,000 shares closed on November 20, 2001. The third tranche for 1,000,000 shares was to have closed 60 days after the second tranche closing, subject to the discretion of Terra Silex. On February 18, 2002, Terra Silex notified the Company that it had elected not to fund the third tranche. As a result of this election, the warrant granted to Terra Silex was capped at 250,000 shares at an exercise price of $1.25 per share. Terra Silex was also limited to the nomination of one person to the Company's Board of Directors. Terra Silex was also granted a warrant for 500,000 shares. The term of the warrant is for five (5) years at an exercise price of $1.25. Terra Silex acquired an additional 220,169 shares at a price of $0.117 pursuant to Paragraph 6.3 of the Terra Silex Agreement. Terra Silex was granted this right as a result of Cornell Capital Partners converting $300,000 of debentures issued to it under the Securities Purchase Agreement dated July 22, 2002.

      SCOA SPA
      --------

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

      CORNELL CAPITAL
      ---------------

      In July 2002, Daleco entered into the Equity Line of Credit Agreement where Daleco may, at its discretion, periodically issue and sell to Cornell Capital Partners, L.P. shares of common stock for a total purchase price of $10 million.

      The Equity Line of Credit expired on November 7, 2005. The Company did not elect to extend its current registration on Form SB-2, effective November 7, 2002 or file a new registration statement covering these same shares that become effective prior to November 6, 2005. The Company had not taken any advances under the Equity Line of Credit and has no present intention to do so. The Company has allowed the Cornell Capital Equity Line of Credit to expire by its terms.

      TECUMSEH PROFESSIONAL ASSOCIATES
      --------------------------------

      On November 30, 2004, the Company entered into a Memorandum of Understanding (Sierra Kaolin(TM) Development) ("MOU") with Tecumseh Professional Associates ("TPA"). (Attached as Exhibit 10.28 to the Company's Form 10-KSB for the Fiscal Year ending September 30, 2004). On or about March 11, 2005, the Company entered into the First Amended Memorandum of Understanding (Sierra Kaolin(TM) Development) ("1st Amended MOU") with TPA. Under the terms of the MOU, as amended by the 1st Amended MOU, TPA was granted the right to receive a warrant for 1,500,000 shares of Common Stock at an exercise price of $.50 per share ("Warrant"), the Warrant has a term of three (3) years commencing November 30, 2004. The Warrant may not be exercised unless and until TPA pays the Company $80,000 plus interest at the prime rate charged by PNC Bank, N.A., Philadelphia, Pennsylvania, to its most credit worthy customers from time to time, plus two percent (2%), on or before May 31, 2006 ("Grant Price") should TPA fail to pay the Grant Price by March 31, 2006, TPA's rights to receive the Warrant will expire.

PRIVATE PLACEMENTS DEBT - EQUITY

            (1) December 13, 2004 Private Placement

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

                  (2) MAY 2005 KANE BRIDGE LOAN FINANCING.

      On or about May 10, 2005, the Company issued 250,000 shares to four individuals as a fee for providing $50,000 in financing to the Company under certain loan agreements ("Kane Bridge Loans"). The funds provided were utilized by the Company to make its initial payment on the outstanding obligation to the Kanes. (See Litigation above) Two of the lenders are Directors of the Company, Mr. Roche and Mr. Knoll. The other two individuals are existing shareholders. The Kane Bridge Loans are one year loans. The shares issued bear a restrictive legend. The four individuals were granted 50,000 shares for each $10,000 they lent to the Company. At the time of his making the Kane Loan, Mr. Roche had not been appointed to the Board of Directors.

                  (3) JULY 2005 PRIVATE PLACEMENT

      On September 21, 2005, the Registrant closed a private placement offering of $1,625,000 for 6,500,000 shares of the Registrant's common stock pursuant to an Exemption under Section 506 of Regulation D ("Offering"). The Offering was for Units consisting of 20,000 shares of common stock at $.25 per share plus warrants for the Registrant's common stock. The Investors are entitled to Warrants for one share of Common Stock for each two (2) share of Common Stock purchased pursuant to the Offering in the first year after the purchase of the Common Stock ("Participation Warrants") and Contingent Warrants for one share of Common Stock for each two (2) shares of Common Stock purchased pursuant to the Offering in the second year after the purchase of the Common Stock and the exercise of the Participation Warrants ("Contingent Warrants"). The price per Unit was $5,000 with a minimum purchase of 5 Units ($25,000).

      The Common Stock issued under the Offering and upon the exercise of the Participation Warrants will be unregistered, will bear a restrictive legend and is subject to certain piggyback registration rights and demand registration rights.

      A portion of the total proceeds of the Offering, $593, 819.32, was used to satisfy the Registrant's obligation to retire its Class A Preferred Stock (See "Kane Litigation", footnote 14(a) to the Registrant's Annual Report of Form 10-KSB for the period ending September 30, 2004 and footnote 14(a) to the Company's quarterly report for the period ending June 30, 2005) and the remainder will be used for general working capital.

      The Offering was sold primarily by officers and directors of the registrant. All Investors are accredited investors and were required to execute a subscription document attesting to that fact. The Investors were both existing shareholders of the Registrant and new Investors.

      The total gross proceeds of the Offering were $1, 625,000. Legal fees of $12,000 were paid to counsel for the Registrant.

      Reference is made to the Company's filing on Form D, filed on September 22, 2005.

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

* Standardized Measure of Discounted Future Net Cash Flow from Estimated Production of Proved Oil and Gas Reserves

*     Summary of Changes in Standardized Measure of Discounted Future Net Cash
      Flows

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and
Stockholders of Daleco Resources Corporation


We have audited the accompanying consolidated balance sheets of Daleco Resources Corporation and subsidiaries as of September 30, 2005 and September 30, 2004, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the two-year period ended September 30, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Daleco Resources Corporation and subsidiaries as of September 30, 2005 and 2004, and the results of their operations and cash flows for each of the years in the two-year period ended September 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered significant recurring net losses and negative operating cash flow, which raise substantial doubt about its ability to continue as a going concern. If the Company is unable to continue as a going concern, there is uncertainty relative to full recoverability of its assets including Clean Age Minerals, Incorporated acquisition of $20 Million. Management's plans regarding those matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties

                                        /s/ Vasquez & Company LLP
                                        ----------------------------------------

Los Angeles, California
January 13, 2006

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2005 AND 2004
=============================================================================================
                                                                    2005             2004
 ASSETS
 CURRENT ASSETS
         Cash Accounts                                          $  1,416,884    $    265,888
         C/Ds                                                        134,078         133,120
         Accounts Receivable                                         569,321         578,597
         Prepaid Mineral Royalties S/T (note 5c)                           0         300,297
         Other Current Assets                                          3,864           4,569
                                                                ------------    ------------
                               TOTAL CURRENT ASSETS             $  2,124,147    $  1,282,471
                                                                ------------    ------------
OTHER ASSETS
         Prepaid Mineral Royalties L/T  (note 5c)               $    654,567    $    294,270
         Debt Placement Costs                                        928,661         869,861
         Accumulated Amortization                                   (764,128)       (656,137)
                  Net Debt Placement Costs                           164,533         213,724
         Equity Placement Costs                                       28,750              --
         Accumulated Amortization Equity Costs                        (1,649)             --
                  Net Equity Placement                                27,101              --
         Securities Available for Future Sale (note 6)               159,013              --
         Notes Receivable (Note 13c)                                 576,000              --
                               TOTAL OTHER ASSETS               $  1,581,214    $    507,994
                                                                ------------    ------------
FIXED ASSETS
         Oil and Gas Properties (note 3)                        $ 12,626,097    $ 12,607,950
         Accumulated DD&A                                         (8,507,950)     (7,907,950)
                  Net Oil and Gas Property                         4,118,147       4,700,000
         Mineral Properties (note 5)                              12,609,100      12,609,100
         Accumulated DD&A                                           (400,000)       (200,000)
                                                                ------------    ------------
                  Net Mineral Property                            12,209,100      12,409,100
         Timber Properties (note 4)                                1,028,342       1,028,342
         Accumulated DD&A                                         (1,028,342)     (1,028,342)
                  Net Timber Property                                     --              --
         Technology/Patent Rights (note 6)                         5,707,000       7,767,000
         Accumulated DD&A                                         (3,002,308)     (2,904,378)
                  Net Tech./Patent Rights                          3,704,692       4,862,622
         Property, Equipment, Furniture & Fixtures                   522,708         514,749
         Accum. Depr (P, E, P &  P)                                 (515,061)       (505,332)
                  Net (P, E, P & P)                                    7,647           9,417
                                                                ------------    ------------

                  TOTAL FIXED ASSETS                            $ 20,039,586    $ 21,981,139
                                                                ------------    ------------
                  TOTAL ASSETS                                  $ 23,744,947    $ 23,771,604
                                                                ============    ============

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2005 AND 2004
=============================================================================================================
                                                                                     2005             2004

LIABILITIES
CURRENT LIABILITIES
         Trade A/P                                                               $    809,808    $    938,609
         Notes Payable (note 7)                                                       162,543         132,543
         Note Due related Pty (note 8)                                                 70,485         751,310
         HFI Financing (note 10a)                                                          --              --
         EVTS Note (note 7(f))                                                        156,000
         Loans--1st Regional (note 10 b)                                              100,000         100,000
         CAMI Note (note 7c)                                                          514,881         514,881
         Sonata and Standard Energy  Financing (note 10a)                             218,334         218,334
         Accrued Interest Expense (notes 8 and 10)                                    433,044         359,938
         Accrued Dividend Expense (notes 11 and 14)                                 1,825,336       1,935,336
         Accrued Expense Reimbursements (notes 8)                                     122,731          92,675
         Accrued Salary Expense (note 8)                                              907,583         657,583
                                                                                 ------------    ------------
                               TOTAL CURRENT LIABILITIES                         $  5,320,745    $  5,701,209
                                                                                 ------------    ------------

Long Term Liabilities
         Long Term Debt - Sonata, EV&T, & Lucas  (notes 7(d) 7(f), and 10(a))    $    691,634    $    304,628
         Mandatory Redeemable Preferred Stock (note 7(a)& 14 a)                            --         400,000
                                                                                 ------------    ------------
                               TOTAL LONG TERM LIABILITIES                       $    691,634    $    704,628
                                                                                 ------------    ------------
                               TOTAL LIABILITIES                                 $  6,012,379    $  6,405,837
                                                                                 ------------    ------------
EQUITY
         Beginning Retained Earnings                                             $(22,239,206)   $(25,103,748)
         Current Period Income/(loss)                                              (2,341,424)      3,555,730
         Other Comprehensive Income (Loss)                                            (25,617)             --
         Dividends Paid (Cash & Stock))                                              (482,299)       (691,188)
         Add. Paid in Capital (See Note 11)                                        42,415,834      39,319,453
         Preferred Stock (note 11)                                                      1,850           1,850
         Common Stock (note 11)                                                       403,430         283,670

                                   TOTAL EQUITY                                  $ 17,732,568    $ 17,365,767
                                                                                 ------------    ------------
                               TOTAL LIABILITIES AND EQUITY                      $ 23,744,947    $ 23,771,604
                                                                                 ============    ============

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED SEPTEMBER 30, 2005 AND 2004
========================================================================================
                                                                   2005             2004
REVENUE
 Oil and Gas Sales                                            $ 1,291,138    $ 1,262,578
 Net Profit Interest Receipts                                          --             --
 Royalty Receipts                                                  44,939         36,745
Timber Sales                                                           --             --
 Mineral Sales                                                     69,914         28,150
 Well Management                                                  166,024        141,023
                                                              -----------    -----------
                                Total Operating Revenue       $ 1,572,015    $ 1,468,496
                                                              -----------    -----------
EXPENSES
Lease Operating Expenses--Oil and Gas                         $   705,841    $   760,070
Lease Operating Expenses--Timber                                       --          7,400
Lease Operating Expenses--Minerals                                103,967        144,502
Net Profit Interest Expenses                                           --             --
Prod Tax                                                          115,528         99,595
DD&A (includes Depreciation)                                    1,425,037      1,449,589
Third Party Distributions                                          55,281         24,726
General and Administrative Expenses                               687,182        675,951
Legal and Professional Expenses                                   343,106        209,408
Shareholder Information                                            30,903         35,489
Amortization of Debt Costs (Note 10(a))                           107,991         71,322
Amortization of Equity Costs                                        1,649             --
                                                              -----------    -----------
                                Total Expenses                $ 3,576,485    $ 3,478,052
                                                              ===========    ===========

Other Income (Expense)
       Interest Income                                                  7             14
       Interest Expense                                          (402,163)      (257,978)
Gain (loss) on forgiveness of Debt                                     --      5,787,687
       Other Income (Loss)                                         65,202         35,563
                                                              -----------    -----------
                                Total Other Income (Loss),    $  (336,954)   $ 5,565,288
                                                              ===========    ===========
Net
                                                              $(2,341,424)   $ 3,555,730
                                                              ===========    ===========
Income (Loss) Before Provision for Income tax                          --             --
                                                              ===========    ===========
Provision for Income Tax                                      $(2,341,424)   $ 3,555,730
                                                              ===========    ===========
Net Income (loss), (see Note 10(a))
Less Dividends (Property) (note 6)                            $   (83,907)   $  (691,188)
Net Income (Loss) attributable to Common Holders              $(2,425,331    $ 2,864,542

Basic /Fully Diluted Net Income (Loss)/ (based on             $     (0.08)   $0.13/$0.09
weighted-average outstanding common stock
of 29,696,379 in FY05 and 28,206,666 and fully diluted
of 37,816,622 in FY04


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
YEARS ENDED SEPTEMBER 30, 2005 AND 2004
=============================================================================================
                                                                        2005          2004

OPERATING ACTIVITIES
Net income loss for the year                                        $(2,341,424)   $ 3,555,730

Items not affecting working capital:

         Depletion, Depletion, Depreciation, and Amortization         1,425,037      1,449,589
         Debt & Equity Placement Cost Amortization                      109,640         71,322
         Gain on Exchange of PSNet Shares for Ostara Shares             (40,402)            --
         Gain on Forgiveness of Debt (Note 10 (a))                           --     (5,787,687)
                                                                    -----------    -----------
                           Sub Total :                              $ 1,494,275    $(4,266,776)

Items affecting working capital:

         Decrease in Other Assets                                          (705)            --
         (Increase) in Pre-paid Royalties                               (60,000)       (59,080)
         (Increase)/Decrease in Receivables                               9,276       (154,662)
         Increase/(Decrease) in Payables                                663,242       (316,784)
         Increase/(Decrease) in other Accrued Expenses                  280,056        325,720
                                                                    -----------    -----------
                           Sub Total:                               $   893,279    $  (204,806)

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                     $    46,130    $        --

INVESTING ACTIVITIES

Leasing, Acquisition and Well Costs Incurred                            (18,146)            --

CASH USED IN INVESTING ACTIVITIES                                   $   (18,146)    $       --
                                                                    -----------    -----------

FINANCING ACTIVITIES
Proceeds from Notes Due to Related Parties                                         $    17,900
Payments of Notes Due to Related Parties                               (680,825)            --
Proceeds from Notes and Long-term Debt                                   50,000         40,000
Payments from Notes and Long-term Debt                                 (276,994)      (182,038)
Debt & Equity Placement Costs                                           (87,550)      (285,046)
Increase in Accrued Interest                                             73,106        146,017
Dividends Paid                                                         (193,907)        (3,895)
Proceeds of Equity Issuance                                            2,240140      1,016,934
                                                                    -----------    -----------

CASH PROVIDED BY FINANCING ACTIVITIES                               $ 1,123,970   $    749,872
                                                                    -----------    -----------

NET INCREASE/(DECREASE) IN CASH FOR PERIOD                          $1,151,954    $  (165,980)
                                                                    ===========    ===========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                  2005          2004
                                                               ----------   -----------
INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS               $1,151,954   $ (165,980)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                $  399,008   $  564,988
CASH AND CASH EQUIVALENTS - END OF PERIOD CASH                 $1,550,962   $  399,008

SUPPLEMENTAL INFORMATION:

               Income Taxes paid                               $        0   $        0

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
         Conversion from convertible debt to common stock      $  400,000   $   34,800
         Issuance of common stock for services performed       $  576,000   $   38,687
         Payment of dividents in-kind                          $  398,393   $       --
         Dividends paid on preferred stock with common stock   $       --   $  691,188


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
YEARS ENDED SEPTEMBER 30, 2005 AND 2004
=================================================================================
                                                        2005             2004
                                                    ------------     ------------
COMMON STOCK OUTSTANDING

     Shares                                           28,367,043       26,284,856

                Beginning of Period
                Issued                                11,976,000        2,082,187
                Cancelled                                      0                0
                                                    ------------     ------------
                End of Period                         40,343,043       28,367,043
     VALUE AT PAR ($.01/SHARE)                      $    403,430     $    283,670

PREFERRED STOCK OUTSTANDING
     Shares Class "A"
     ----------------
                Beginning of Period                            0                0
                Present as Debt                                0                0
                                                                     ------------
                End of Period                                  0                0
Value at Par ($.01/Share)                                      0     $          0

     Shares Class "B"
     ----------------
                Beginning of Period                      185,000          310,000
                Issued                                         0                0
                Converted to Common                            0         (125,000)
                Cancelled                                      0                0
                End of Period                            185,000          185,000
     Value at Par ($.01/Share)                      $      1,850     $      1,850
                                                    ------------     ------------
     PREFERRED VALUE AT PAR ($.01/SHARE)            $      1,850     $      1,850

ADDITIONAL PAID IN CAPITAL
                Beginning of Period                 $ 39,319,453     $ 38,322,090
                Equity Issuance Other                  3,096,381          997,363
                Excess of Redemption Amount                    0                0
                                                    ------------     ------------
                End of Period                       $ 42,415,834     $ 39,319,453
                                                    ------------     ------------

ACCUMULATED RETAINED
EARNINGS/(DEFICIT)
                Beginning of Period                 $(22,239,206)    $(25,103,748)
                Income(Loss) for Year                 (1,981,581)       3,555,730
               Other Comprehensive Income (Loss)         (25,617)               0
                                                                     ------------
                     Dividends (Property)               (482,299)        (691,188)
                                                    ------------     ------------
                End of Period                       $(24,728,703)    $(22,239,206)

EQUITY
                Beginning of Period                 $ 17,365,767     $ 13,484,291
                End of Period                       $ 18,092,411     $ 17,365,767
                                                    ------------     ------------
                Change in Equity for Period         $    726,644     $  3,881,476

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2005 AND 2004
================================================================================

      1. CONTINUED OPERATIONS

      The financial statements have been prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. As of September 30, 2005, the Company has reported a loss of $2,341,424. The ability of the Company to meet its total liabilities of $6,012,379 and to continue as a going concern is dependent upon the availability of future funding, achieving profitability within its mineral segment and ongoing profitability within its oil and gas operations.

      On July 24, 2002 ("Closing Date"), the Company entered into a $10,000,000 Equity Line of Credit Agreement with Cornell Capital Partners, L.P. ("CCP"). On November 7, 2005 the Equity Line of Credit expired and the Company elected not to renew it.

      On September 15, 2005, the Company concluded a Private Placement of 6,500,000 shares of its Common Stock at a price of $.25 per share. (See Footnote 11 below). The proceeds of this offering $1,625,000) were used to satisfy the Kane Debt. (See Footnote 14a below), retire some debt of the Company (See Footnotes 7 and 8 below) and provide working capital. Additionally, the Company's agreements with Tecumseh Professional Associates of the operating, mining and marketing of the Company's Calcium Carbonate and Sierra Kaolin(TM) has substantially reduced the Company's need for present and future operating capital.


      The Company will continue to research and entertain project specific funding commitments and other capital funding alternatives if and as they become available.

      As of September 30, 2005, the Company and certain of its subsidiaries were in default of certain debt obligations (See Notes 7 and 8 below). The holders of these instruments are working with the Company to achieve the ultimate extinguishment of the obligations.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2005 AND 2004
================================================================================

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

      D.    SITE RESTORATION, DISMANTLEMENT AND ABANDONMENT COSTS

      The salvage value of the Company's producing wells or mining deposits is expected to exceed the cost of site restoration and abandonment. As a result, no such costs are accrued in these financial statements. The Company has not accrued any costs associated with the potential abandonment and restoration of mineral extraction mine sites to date. Since, to date, all mining and exploration of the Company's mineral deposits is conducted by contract mining companies, the Company has not accrued any specific mine restoration costs. As the mining activity increases, the Company may accrue site restoration costs as appropriate.

      E.    PROPERTY AND EQUIPMENT

      Property and equipment are recorded at cost and depreciated using the straight-line method over a period of three to seven years. The carrying value of property and equipment may be impaired from time to time in addition to typical depreciation charges based on independent appraisals of the operational condition of the specific unit of property and/or equipment.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2005 AND 2004
================================================================================

      F.    TIMBER RIGHTS

      The Company recorded the acquisition of timber rights at cost. The Company has completely written down the costs of the timber rights acquisition.

      G.    MINERAL ACQUISITION

      The Company has recorded the acquisition of Clean Age Minerals Incorporated and associated minerals rights at cost.

      H.    DEBT ISSUE COSTS

      Debt issue costs represent those costs associated with the initial Heller Financial, Inc. loan and its restructuring and conversion to the Sonata Note in Fiscal 2004 (see Note 10(a)). The debt issuance costs associated with the original Heller Loan were fully amortized as of March 31, 2002. In conjunction with Sonata Investment Company, Ltd.'s acquisition of the Heller Loan and the negotiation of an Amended and Restated Loan Agreement, the Company booked additional debt issuance costs of $285,046 as reported in the first quarter of fiscal year 2005. These costs are being amortized over a three (3) year period. As of September 30, 2005, the un-amortized debt issuance costs on the Company's books amounted to $118,467.

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

3.    OIL AND GAS AND EQUIPMENT

                                                           2005          2004
                                                       -----------   -----------

Proven lease acreage costs                             $ 5,448,142   $ 5,429,995

Proven undeveloped lease acreage costs                   1,745,810     1,745,810

Well costs                                               5,432,145     5,432,145
                                                       -----------   -----------
                                                       $12,626,097   $12,607,950

Accumulated depletion, depreciation and amortization     8,507,950     7,907,950
                                                       -----------   -----------

                                                       $ 4,118,147     4,700,000
                                                       -----------   -----------

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2005 AND 2004
================================================================================

(A)   SALE OF OIL AND GAS PROPERTIES

      On or about July 31, 2002 but effective as of July 1, 2002, the Company sold all of its operated oil and gas properties in Pontotoc County, Oklahoma, consisting of 11 gross wells and 1.08 net wells, to the contract operator. These properties were marginal properties and wells with the revenues from production being just slightly above lease operating costs. Since these properties were part of the collateral for the Heller Loan (See Note 10(a)), all the proceeds from the sale went to Heller. In fiscal 2004, the Company divested certain non-operated interests in 34 wells also located in Pontotoc County, Oklahoma. In total, the value of this group of wells to the Company did not exceed their net abandonment liabilities. As such, the wells were sold for the assumption of those contingent liabilities. In December 2004, the Heller Loan was acquired by Sonata. (See Footnote 7 below.)

4.    TIMBER RIGHTS ACQUISITION

      Effective September 29, 1995, the Company entered into an agreement ("Acquisition Agreement") to purchase 100% of the issued and outstanding shares of the Common Stock of Sustainable Forest Industries, Inc. ("Sustainable"), a privately held Delaware company, in exchange for 150,000 shares of Common Stock of the Company.

      The acquisition has been accounted for by the purchase method. The purchase price of $962,500 was determined based on the fair value of the 150,000 common shares of the Company given to acquire Sustainable. The fair value of the net liabilities of Sustainable acquired was $65,842 resulting in consideration of approximately $1,028,342 that has been recorded as timber rights. To reflect adjustments for possible impairment of these assets, the Company has taken charges accumulating $1,028,342 as of September 30, 2001.

      As a result of the "in-country" economics for harvesting and ready access to available raw timber supplies through inter-entity arrangements, the Company has not renewed its concession rights.

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

      On or about February 14, 2005, the Company entered into a Development and Operating Agreement with Tecumseh Professional Associates ("TPA"). On or about March 11, 2005, the Company entered into the Sierra Kaolin(TM) Operating Agreement with TPA. Under these agreements, TPA has assumed the duties to mine, test and market the Company's Sierra Kaolin(TM) and Calcium Carbonate. (See Footnote 5.c below).

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2005 AND 2004
================================================================================

B.       MINERALS AND EQUIPMENT
                                                      SEPTEMBER 30
                                                2005                 2004
                                           ------------         ------------
     Proven undeveloped lease costs        $ 12,609,100         $ 12,609,100
     Mine development costs                          --                   --
     Accumulated depletion and
          depreciation                         (400,000)            (200,000)
                                           ------------         ------------

                                           $ 12,209,100         $ 12,409,100
                                           ============         ============

      (1) The Company has begun to amortize its mineral properties at a nominal amortization rate of $200,000 per year subject to higher adjustments per year as production increases. During the year ended September 30, 2005, the Company took a charge of $200,000 towards the annual amount. The Company is utilizing a modified unit-of-production basis in determining its amortization rates for its mineral properties.

C. PREPAID ROYALTIES. The Company receives a credit in the nature of "prepaid royalties" for rents paid on the Marfa Zeolite Lease, Presidio County, Texas, and a portion of the New Mexico Oro Grande Limestone Lease in Cibola County, New Mexico. During Fiscal Year 2005 operations were conducted on the Company's Sierra Kaolin(TM) deposits in Sierra County, New Mexico by TPA for the purpose of confirming the quantity and quality of the Sierra Kaolin(TM) and to provide samples to prospective customers. The Company Calcium Carbonate properties were operated initially by the Company and, commencing in February 2005 by TPA. The Company continued production of its Zeolite for use in its sales of ReNuGen(TM) and for testing in air and purification and soil decontamination. The Company began the commercial sales of one of its CA Series Products under the tradename "ReNuGen" in the first quarter of 2004 and continued these in Fiscal Year 2005.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2005 AND 2004
================================================================================

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

      Since the Company had effective equitable title to the original 3,000,000 shares of Ostara common stock as of January 13, 2005 (the date Ostara reported the acquisition of PSNet) and thus "beneficial ownership" of those shares until they were distributed to the Company's shareholders, the Company recognized as a gain from the exchange of securities (PSNet shares for Ostara shares) of $40,402. This amount reflects both the market price of the Ostara common stock and the calculated value of the associated warrants on January 13, 2005.

      As of September 30, 2005, the 950,000 shares of Ostara common stock held by the Company were carried at $159,013. Under an accounting rule, the warrants, even though priced higher than the market value of the stock into which they are convertible, also have a value.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2005 AND 2004
================================================================================


7.    NOTES PAYABLE

a. During the year ended September 30, 1995, the Company received $1,100,000 in return for two notes payable, with the producing wells of the Company used as collateral. Interest of 10% per annum was due monthly. In fiscal year 1996, the Company repaid $300,000 of the outstanding balance. In fiscal 1997, the remaining $800,000 was converted into 16,000 shares of 10% cumulative preferred stock, at $50.00 per share ("Series A Preferred Stock"). The Series A Preferred Stock was subject to a put on August 20, 1999. The holders of the Series A Preferred Stock filed a lawsuit in the Los Angeles Superior Court, California against the Company, as well as Mr. Amir and Mr. Erlich as guarantors. Mr. Amir satisfied his obligation under his guarantee and purchased one-half, or 8,000 shares of the Series A Preferred Stock, of the 16,000 shares of the Series A Preferred Stock owned by the Kanes. The Company and Mr. Erlich entered into a Stipulation for the Entry of Judgment granting the Company until August 1, 2001 in which to satisfy the put for the remaining 8,000 shares of Series A Preferred Stock plus accumulated interest. (See Litigation Note 14). Mr. Amir converted his Series A Preferred shares into 408,163 shares of Company common stock. A portion of the dividends ($32,213) due Mr. Amir on the Series A Preferred Stock was paid to Mr. Amir in the third quarter of fiscal 2002. (See Note 8(a)). On or about August 15, 2005, the Company's obligation to the Kanes was fully satisfied. (See Note 14a). The Series A Preferred Shares owned by the Kanes was reacquired by the Company and cancelled on the books of the Company.

b. During fiscal 1998, the Company borrowed $145,000 from four (4) persons. The debt was evidenced by Notes that matured on November 21, 1998. The Notes earned interest at 2% over the prime rate charged by the Huntingdon National Bank of Columbus, Ohio, through the maturity date, and 18% thereafter. The Note holders were also given warrants. (See Note 11(b)-- Warrants). $75,000 in principal amount plus accrued interest due to Sonata Investment Company, Ltd., one of the Noteholders, ("Sonata") was paid to Sonata on November 30, 2001. On June 7, 2002, another note holder converted his Note in the amount of $20,000, plus accrued and unpaid interest of $13,528, into 49,818 shares of common stock. The debt was converted at a price of $.673 per share that represented the average of the bid and closing prices for the five day period prior to the conversion. On September 9, 2005, the Company satisfied one of the two remaining Notes by repaying the principal of $25,000 and interest of $27,770. Mr. Amir holds the only remaining Note outstanding.

c. Pursuant to Paragraph 5.1 of the Agreement and Plan of Merger by and among Clean Age Minerals Incorporated ("CAMI") and Strategic Minerals, Inc. ("SMI") and the Company dated September 19, 2000, obligations of CAMI to certain officers, directors and third parties were to have been satisfied by SMI or the Company within one (1) year of the merger. The indebtedness totaled (including the Martin Debt as defined in Note 8(b) below) $514,881 and was evidenced by Notes dated September 19, 2000. The Notes were due and payable on or before September 18, 2001 and provide for interest at the rate of 8% per annum. These Notes remain outstanding. As of September 30, 2005, the total amount payable on these notes is $720,835_ representing principal of $514,881 and accrued but unpaid interest of $205,954.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2005 AND 2004
================================================================================

      As of September 30, 2005, $35,000 of total amount owed to Mr. Lucas is classified as short-term debt and $5,00 as long-term debt.

e. On May 10, 2005, the Company borrowed $50,000 from four (4) individuals, Steven P. Roche ($20,000) and David Grady ($10,000) each of whom are employees of Tecumseh Professional Associates, Thomas Smith ($10,000) and Alfonso Knoll ($10,000). Mr. Knoll is a Director and Interim Chief Executive Officer of the Company. Mr. Roche was appointed to the Board of Directors of the Company in July 2005. (See 8-k dated July 19, 2005). Each lender was given a Note for his loan by the Company. The Note matures on May 10, 2006 at an interest rate equal to the Federal Funds Rate on May 10, 2005. Additionally, each lender received 50,000 shares of Company common stock for each $10,000 lent to the Company. In September 2005, one of the lenders, Mr. Thomas R. Smith, was repaid his $10,000 loan.

f. On September 30, 2005, but effective as of September 1, 2005 ("Effective Date"), the Company entered into a Settlement Agreement with and issued a Note to its counsel, Ehmann, Van Denbergh & Trainor, P.C. ("EV&T") to resolve and deal with the Company's outstanding legal fees. As of September 1, 2005, the Company owed EV&T $825,355.15 for services performed, costs and expenses ("Debt"). Under the Agreement, the Company paid EV&T $25,355.15 and enter into a three (3) year Note for the remainder of the Debt. The Note and Agreement provides for Debt to earn interest at the rate of five percent (5%) per annum on the outstanding balance from time to time. The Debt is to be repaid in 35 monthly installments of $13,000, commencing on October 1, 2005, with the remainder due and payable on the August 1, 2008 ("Remainder Amount"). The Remainder Amount shall be paid: (1) one half in Daleco Common Stock, valued at fifty cents ($.50) per share; and (2) one-half in immediately available Federal Funds unless EV&T elects to take some or all of such balance in Daleco Common Stock valued at One Dollar ($1.00) per share. The Debt shall become immediately due and payable on a date prior to August 1, 2008 if: (x) the Company is acquired for stock or cash, whether by purchase or merger; (y) the sale of an asset of the Company for a price in excess of $5 Million Dollars; or (z) the Company raises, other than debt, an amount greater than $5 Million dollars. Should the Note go into default, the interest rate shall increase to 12% per annum and the entire outstanding principal and all accrued and unpaid interest shall immediately become payable in immediately available Federal Funds. As of September 30, 2005, the current portion of the EV&T Note is $156,000, and the long term portion is $644,000.


8.    DUE TO RELATED PARTIES

(a)   Due to Amir

      Mr. Amir has entered into four (4) Notes with the Company as follows:

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2005 AND 2004
================================================================================


      (1) Note dated October 1, 1995, bearing interest at the rate of prime plus 3 percent in the principal amount of $91,062. This principal amount has been satisfied as of September 30, 2005.

      (2) Note dated October 1, 1995 bearing interest at the rate of 7% as a result of various subsequent advances to the Company. The principal amount as of September 30, 2005 is $45,485.

      (3) Note dated July 20, 1998 in the face amount of $25,000 (See Note 7(b)) bearing interest at the rate of 2% over the prime rate charged by the Huntingdon National Bank of Columbus, Ohio, through the maturity date, November 21, 1998 and 18% thereafter. This Note remains outstanding as of September 30, 2005.

      (4) Note dated June 17, 2002 bearing interest at the rate of 7% in the principal amount of $137,000. This principal amount has been satisfied as of September 30, 2005.

      As of September 30, 2005, the outstanding principal and accrued but unpaid interest on the obligations listed under numbers 1 through 4 to Mr. Amir amounted to $238,794, which includes $70,485 in principal and $168,309 in accrued interest.

      Mr. Amir was also entitled to a cash payment of $25,000 under his Key Man Contract on June 30, 2002. This bonus has not been paid (See Note 13(b)).

      Prior to conversion of his Series A Preferred Stock into common stock, Mr. Amir was entitled to have received dividends in the amount of $91,551 of which $59,338 remains outstanding as of September 30, 2005 (See Note 7(a)).

      As of September 30, 2005, the Company owed Mr. Amir $38,149 in un-reimbursed business expenses and $245,835 in accrued but unpaid salary.

      Mr. Amir converted $10,000 of indebtedness into 71,942 shares of Common Stock as of December 3, 2002. The conversion was at the average of the closing bid and asking price for the Common Stock for the five trading days prior to the date of conversion.

      As of September 30, 2005, the Company was indebted to Mr. Amir in the aggregate amount of $607,116.

(b) By virtue of the merger of Clean Age Minerals Incorporated ("CAMI") with Strategic Minerals, Inc. on September 19, 2000, Strategic Minerals, Inc. assumed the obligation of CAMI to Mr. Robert E. Martin in the amount of $134,811 ("Martin Debt"). The Martin Debt was to have been satisfied on or before September 18, 2001 but was not and remains outstanding. As of September 30, 2005, the Martin Debt amounts to $231,645 representing $134,811 in principal and $53,771 in accrued but unpaid interest. The Martin Debt is evidenced by a Note providing for an annual rate of interest of 8%. These amounts are included in the amounts shown for the Company's obligation to the former officers and directors of Clean Age Minerals Incorporated. (See Note 7(c)). As of September 30, 2005, the Company owed Mr. Martin $245,835 in salary and $41,051 in unpaid reimbursable business expenses. As of September 30, 2005, the Company was indebted to Mr. Martin in the aggregate amount of $518,531.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2005 AND 2004
================================================================================


(c) Novinskie Debt. Under the terms of Mr. Novinskie's employment agreement (See Note 13(b)), Mr. Novinskie was to have received a cash bonus of $25,000 as of September 30, 2002. This bonus was not paid. As of September 30, 2005, the Company owed Mr. Novinskie $42,784 in un-reimbursed expenses and $245,839 in salary and $25,000 in bonuses (as discussed previously).

      Mr. Novinskie converted $10,000 of indebtedness into 71,942 shares of Common Stock as of December 3, 2002. The conversion was at the average of the closing bid and asking price for the Common Stock for the five trading days prior to the date of conversion. As of September 30, 2005, the Company was indebted to Mr. Novinskie in the aggregate amount of $313,623, This figure contains no accrued interest.

(d) Erlich Debt. In 1996, Mr. Erlich entered into an unsecured loan to the Company in the aggregate amount of $87, 543. The loan has no maturity date. The loan earns interest at the rate of 9% per annum. As of September 30, 2005, an aggregate amount of $142,696 is due Mr. Erlich. This amount consists of $87, 543 in principal and $55,153 in accrued interest.

 9.   DEBENTURE                                     2005         2004
                                                    ----         ----

               8% Convertible Debentures              $0           $0


      On September 11, 1996, the Company issued $1,310,000 worth of 8% convertible debentures with interest payable in stock only and accruing until conversion or redemptions after the term of two years. The placement agent's fees were 10% of the gross proceeds and 12,111 warrants at $10.07 expiring November 16, 2001. The debentures may be converted after a holding period of 45 days after closing at the lessor of: (1) the fixed conversion price ($10.17), or (2) 75% of the average closing bid price for the five trading days immediately preceding the date of conversion. As of September 30, 2005, $1,310,000 of the 8% debentures and its accrued interest had been converted into 990,963 common shares.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2005 AND 2004
================================================================================


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

      On December 31, 2003, Sonata acquired the Heller Loan from Heller Financial, Inc. for $605,000. Tri-Coastal made a principal reduction payment of $23,298 to Sonata on December 31, 2003. This payment was consistent with the provisions of both the Heller Loan and the Sonata Loan and was made in the ordinary course.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2005 AND 2004
================================================================================


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

      As a result of the benefit resulting from Sonata's acquisition of the Heller Loan as set forth above, the "Earnings Per Share Calculations" recorded in the Company's first fiscal quarter of 2004 and at 9/30/04 are as follows:

                                                                 First Fiscal Quarter     Fiscal Year End
                                                                      12/31/03                 9/30/04

Net loss (before gain on debt forgiveness)                        $  (663,163)                $(2,231,957)
Basic and Fully Diluted Income (loss)/Share,                      ($      .02)                $      (.08)
(calculated on 28,307,975 shares outstanding)

 Gain on debt forgiveness                                         $ 5,787,687                 $ 5,787,687

Net Gain (Loss)/share, Basic and fully Diluted                     $.20/$0.15                   $.20/$.15

Net income (including gain on debt forgiveness)                   $ 5,124,524                 $ 3,555,730
Basic and Fully Diluted Income (loss)/Share                       $0.18/$0.13                 $0.13/$0.09
(calculated on 27,829,106 weighted average shares outstanding,
       Basic and 39,327,554 shares, Fully Diluted at 12/31/03 and
       28,206,666 weighted shares outstanding, Basic and 37,816,622
       Shares, Fully Diluted Basis at 9/30/04)

      As of September 30, 2005, amount owed to Sonata under the above Loan Agreement is $260,967, of which $42,634 is classified as long-term debt.


B.    FIRST REGIONAL BANK

In September 1998, the Company assumed a $100,000 loan with First Regional Bank when it acquired Haly Corporation. Interest is at 6.9% and the loan matures December 12, 2006. The loan is secured by the personal assets of Dov Amir an officer and Director of the Company.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2005 AND 2004
================================================================================

11.      CAPITAL STOCK

                                                                                                      NUMBER OF
                                                                                                       SERIES B
                                                                           NUMBER OF SERIES           PREFERRED
                                                  NUMBER OF COMMON              A PREFERRED          SHARES PAR
                                                 SHARES, PAR VALUE        SHARES PAR VALUE          VALUE $0.01
                                                $0.01 PER SHARE(1)      $0.01 PER SHARE (1)       PER SHARE (1)
                                                ------------------      -------------------       -------------

Balance as of September 30, 2004                        28,367,043                      0             185,000

Issued pursuant to the exercise of                       3,000,000
Options (Note 2)

Issued pursuant to Private Placement
(12/04)(Note 3.a)                                          306,000

Issued pursuant to Private Placement                     6,500,000
(9/05) (Note 3.c)

Issued for the payments of services (S-8) (Note 5)         120,000

Issued for payment of financing fee (Note 3.b)             250,000

Issued pursuant Stock Purchase Agreement under
Employment Agreements (Note 4)                           1,800,000

Ending Balance as of September 30, 2005                 40,343,043                      0             185,000


(1) The Articles of Incorporation of Daleco provide for authorized capital stock of 50,000,000 shares of common stock, par value $0.01 and 20,000,000 shares of preferred stock, par value $0.01.

(2) In April and August of 2005, certain employees and individuals exercised expiring Options priced at $0.25 per share.

(3) In Fiscal 2005, the Company had the following private placement of securities:

      (a) On December 13, 2004, the Company sold 300,000 shares of Common Stock to three (3) individuals pursuant to a private placement under Section 506 of Regulation D. The price per share was $.30. Additionally, 6,000 shares were issued to the selling broker as consideration for its selling commission.

      (b) On May 10, 2005, the Company raised $50,000 for an interim payment on the Kane Debt. As additional consideration for the loans, the four persons were given a total of 250, 000 shares of stock. (See footnote 7(e)).

      (c) On September 15, 2005, the Company closed a private placement for 6,500,000 shares of Common Stock at $.25 per share. (See footnote 11 Options and Warrants below).

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2005 AND 2004
================================================================================

(4) Under this employment agreement (see footnote 13(c)), Mr. Benediktson was offered the right to purchase 1,000,000 shares of common stock at the price of $.37 per share. Mr. Benediktson exercised this right on or about September 6, 2005. Under his employment agreement (See footnote 13(c)), Mr. Trynin was offered the right to purchase up to 800,000 shares of common stock at a price of $.37 per share. Mr. Trynin exercised this right on or about September 6, 2005.

(5) The Company issued 20,000 shares of common stock to William Smith in consideration and payment of his consulting activities pertaining to the development of the ReNuGen(TM) product. The Company issued 100,000 shares of common stock to Thomas R. Smith in consideration for his services in connection with the handling of the Company's obligation to the Kane Interests.

The Company granted the following options / warrants to purchase common stock as of September 30, 2005.

                                                             Number of           Weighted Average
                                                         Options / Warrants      Price per Share
                                                        -------------------      ----------------

OPTIONS / WARRANTS OUTSTANDING - OCT 1, 2004                 7,969,579                  $.53

Employee Stock Option
Granted
Expired                                                        500,000
Exercised(1)                                                 3,000,000
Cancelled(3)                                                    50,000

Stockholder warrants
Granted(2)                                                   6,500,000
Expired                                                              0
Exercised
Cancelled

OPTIONS / WARRANTS OUTSTANDING - SEPT 30, 2005              10,919,599                 $1.19


(1) Options for 3,000,000 shares were exercised in Fiscal 2005. These options were issued on September 18, 2000 with a five (5) year term and had an exercise price of $.25 per share. Of the options exercised, 2,381,300 were held by current officers, a director and employees of the Company. A former director or those who had purchased options from an employee held the remaining 648,700 options.

(2) On September 21, 2005, the Company closed a private placement for 6,500,000 shares (See footnote 11 Common Stock above). The investors received warrants for 6,500,000 shares of common stock. These warrants are exercisable in two tranches. The first tranch consists of one warrant for one share of common stock for each two shares of common stock purchased by the investor in the private placement ("Participation Warrant"). The exercise price for the Participation Warrant is $1.00 per share. The Participation Warrant must be exercised on or before the close of business on September 20, 2006. If and only if the investor exercises the Participation Warrant, the investor will be entitled to exercise the second tranche warrant, consisting of a warrant for one share of common stock for each two shares of common stock purchased by the investor in the private placement ("Contingent Warrant"). The exercise price for the Contingent Warrant is $2.00 per share. The Contingent Warrant must be exercised on or before the close of business on September 20, 2007.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2005 AND 2004
================================================================================


(3) On May 16, 2005, options for 50,000 shares awarded under the Independent Director's Incentive Stock Option Plan to Mr. Pryor were cancelled upon his resignation as a director of the Company.

STOCK BASED COMPENSATION

In March 2004, the shareholders of the Company approved the, Independent Director's Incentive Stock Option Plan. Two Directors, Messrs Pryor and Lord Gilbert qualified for option awards under the plan during fiscal 2004. Each of these Directors received an option for 200,000 common shares at an exercise price equal to $0.85 per share. These option rights vest over a three-year period (but only while the recipient is a Director), 100,000 shares in the first year, and 50,000 shares in each of years two and three. The options expire five
(5) years after issuance.

Of the 2,350,000 options outstanding, current officers, directors and employees of the Company hold 2,200,000. The exercise price of the options held by insiders range from $0.53 per share to $1.08 per share. On September 18, 2005, 500,000 options awarded on September 18, 2000 expired. These options had an exercise price of $.25.


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

                                                  2005                  2004
                                               -----------          -----------
Net income (loss) (as reported)                $(2,341,424)         $ 3,555,730

Stock based employee
  compensation expense determined
  under fair value based method for
  all awards                                      (477,696)           (470,990)

Pro forma net income (loss)                    $(2,819,120)         $ 3,084,740
                                               ============         ===========

Basic and diluted loss per common share
         As reported                                $(0.08)         $0.13/$0.09
         Pro forma                                  $(0.09)         $0.11/$0.08

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2005 AND 2004
================================================================================

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

There were no options granted in fiscal year 2005.

The following table summarizes information about stock option outstanding as of September 30, 2005:

                                    Weighted Average   Weighted                          Weighted Average
                                    Exercise           Average                           Exercise
                     Options         Price             Remaining Life    Options          Price
Exercise price       Outstanding                       (Years)           Exercisable
--------------       -----------    ----------------   --------------    ------------    -----------------
  $0.53-$1.08          2,350,000       $ 0.81              1.58            2,350,000         $0.81


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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2005 AND 2004
================================================================================

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

(6)   PRIVATE PLACEMENT WARRANTS.

On September 21, 2005, the Registrant closed a private placement offering for 6,500,000 shares of the Registrant's Common Stock pursuant to an Exemption under
Section 506 of Regulation D. The Offering was for Units consisting of 20,000 shares of Common Stock at $.25 per share plus warrants for the Registrant's Common Stock. The Investors are entitled to Warrants for one share of Common Stock for each two (2) share of Common Stock purchased pursuant to the Offering in the first year after the purchase of the Common Stock ("Participation Warrants") and Contingent Warrants for one share of Common Stock for each two
(2) shares of Common Stock purchased pursuant to the Offering in the second year after the purchase of the Common Stock and the exercise of the Participation Warrants ("Contingent Warrants"). The price per Unit was $5,000 with a minimum purchase of five (5) Units ($25,000).

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2005 AND 2004
================================================================================

The Common Stock issued under the Offering and upon the exercise of the Warrants will be unregistered, will bear a restrictive legend and is subject to certain piggyback registration rights and demand registration rights.

The proceeds of the Offering, $1,625,000 will be used to satisfy the Registrant's obligation to retire its Class A Preferred Stock (See "Kane Litigation", footnote 14(a) to the Registrant's Annual Report of Form 10-KSB for the period ending September 30, 2004 and footnote 14(a) to the Company's quarterly report for the period ending June 30, 2005) and for general working capital.

NET INCOME PER SHARE

Net income per share (primary basis) was calculated on the primary basis of the weighted average number of common shares outstanding that amounted to 29,696,379 for the period ended September 30, 2005 (2004 - 28,206,666). For the periods ended September 30, 2005 and 2004, the exercise of the options and warrants outstanding as at year-end did not have a dilutive effect on the net income per share.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2005 AND 2004
================================================================================

b. On November 16, 2001, the Company entered into a Stock Purchase Agreement with SCOA ("SCOA SPA"). As a condition to the closing of the SCOA SPA, SCOA required that the Company enter into Key Man Employment Contracts ("Key Man Contracts") with Messrs. Robert E. Martin, Gary J. Novinskie and Dov Amir. The Key Man Contracts are for an initial three (3) year term. The Key Man Contracts provide for acceleration of the vesting of incentive options should the Key Man be terminated prior to the expiration of the term of the Key Man Contracts. Each of Messrs Novinskie and Amir are granted options for 500,000 shares of Company Common Stock while Mr. Martin was granted options for 1,000,000 shares of Common Stock. There are like provisions for the acceleration of the salary due each employee over the life of the Contract. (See Note 11a.) The Key Man Contract also provided for a bonus to Messrs. Novinskie and Amir of $50,000 to be paid one-half in cash and one-half in stock. (See Note 13(a) above). Mr. Novinskie's cash bonus has not been paid. Mr. Amir's bonus was debited against an advance given to Mr. Amir in the third quarter. (See Note 8.) Under Mr. Martin's Key Man Contract, he was granted a salary of $50,000 for the six month period April 1, 2002 through September 30, 2002 ($8,333 per month), and $100,000 per year for the remaining two (2) years of his Key Man Contract. In accordance with his contract, the Company commenced paying Mr. Martin's salary as of April 1, 2002.

c. Effective August 1, 2005, the Company entered into employment contracts with Mr. Stephan V. Benediktson, Chief Executive Officer of the Company, and Mr. Nathan Trynin, Vice Chairman of the Board of Directors, copies of which are set forth on Exhibits 10.41 and 10.42 as filed with the SEC on Form 8-K on or about September 15, 2005. Under the terms of their employment agreements neither party is entitled to a salary unless and until the Company raises a minimum of $1,000,000, exclusive of debt. Once the $1,000,000 or more is raised, Mr. Benediktson's salary will be $10,000 per month and Mr. Trynin's salary will be $5,000 per month. Each of Mr. Benediktson and Mr. Trynin were given the right to acquire stock of the Company at the average of the bid and ask closing price for the five trading days prior to the effective dates of their contract. Each party exercised that right. The employment contracts also contain bonus provisions tied to the performance of the Company's stock. Mr. Bennediktson and Mr. Trynin entered into Notes with the Company totaling $576,000 to cover their purchase of the stock offered by their Employment Agreements. The Notes are for one year and earn interest at the prime rate of interest charged from time to time by the PNC Bank, Philadelphia, Pennsylvania. The Company holds the stock as collateral for the notes. The stock will not be released to either Mr. Bennediktson or Mr. Trynin unless and until their Notes are satisfied in full in accordance with their terms.

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

      Mr. Amir satisfied his obligation under his guaranty to purchase one-half or 8,000 shares from the Plaintiffs. The Company entered into Stipulation for the Entry of Final Judgment and Judgment thereon as to Daleco Resources Corporation, pursuant to which the Company shall have until August 1, 2001 in which to redeem the remaining 8,000 shares for $400,000 plus accrued interest through the date of settlement at a rate of ten percent (10%) per annum. The Kanes have been granting the Company an extension of the August 1, 2001 date on a month-to-month basis. On December 7, 2001, the Company paid the Kanes $90,000 representing all accrued and unpaid dividends on the Series A Preferred Stock through December 31, 2001. The Company has paid all dividends due and payable to the Kanes for periods through the fiscal quarter ending March 31, 2003. Payments for the quarters ending June 30, 2003 and September 30, 2003, in the amount of $30,000, are still outstanding. The Company satisfied its obligation to the Kanes by payment of $643,819.32. This amount satisfied the outstanding principal, interest and fees. As a result of the satisfaction of this judgment, the 8,000 shares of Series A Preferred Stock held by the Kanes was returned to and cancelled on the books of the Company.

      Mr. Erlich has filed a Cross Complaint against the Company for payment of his obligation under his guarantee. With the satisfaction of the Kane Litigation, Mr. Erlich's Cross Complaint was dismissed.

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

15.   ACQUISITIONS/MERGERS

      The Company conducted no acquisitions or mergers during Fiscal Year 2005.

16.   SUBSEQUENT EVENTS

      On December 16, 2005, the Company filed its First Amendment to Form 10-QSB for the period ending March 31, 2005 and First Amendment to Form 10-QSB for the period ending June 30, 2005 to restate its treatment of the transaction with Ostara Corporation for the sale of the Company's I-Squared and I-Top technology in December 2003. See the Company's Form 8-K dated December 6, 2005 and First Amended Form 8-K dated December 16, 2005.

17.   ACCOUNTING STANDARD

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2005 AND 2004
================================================================================


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

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
                       SUPPLEMENTAL FINANCIAL INFORMATION


To the Board of Directors and
Stockholders of Daleco Resources Corporation


Our reports to the Board of Directors and Stockholders of Daleco Resources Corporation and subsidiaries dated January 13, 2006, relating to the consolidated basic financial statements of Daleco Resources Corporation and subsidiaries appears on page 42. Those audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The information on Schedules V, VI, X and the Supplemental Information (Unaudited) is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In our opinion, such financial statement schedules present fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered significant recurring net losses, and negative operating cash flow, which raises substantial doubt about its ability to continue as a going concern. If the Company is unable to continue as a going concern, there is uncertainty relative to full recoverability of its assets including Clean Age Minerals, Incorporated acquisition of $20 Million. Management's plans regarding those matters are also described in Note 1 to the financial statements. The financial statements and this financial information do not include any adjustments that might result from the outcome of these uncertainties.


                                        Vasquez & Company, LLP
                                        ----------------------------------------
                                        Vasquez & Company LLP
                                        Registered Accountants

January 13, 2006
Los Angles, California

DALECO RESOURCES CORPORATION
SCHEDULE V -    OIL AND GAS PROPERTIES FOR THE YEAR ENDED SEPTEMBER 30, 2005
                (EXPRESSED IN THOUSANDS)
================================================================================

                                                                 YEAR ENDED
                                                                SEPTEMBER 30
                                                              2005         2004
                                                             ($000)       ($000)
           COST
           PROVEN LEASE ACREAGE
           BALANCE - BEGINNING OF YEAR                       $5,430      $5,430
           Additions                                              0           0
           Disposal                                               0           0
           BALANCE - END OF YEAR                              5,430       5,430
                                                              -----       -----

           PROVEN UNDEVELOPED LEASE ACREAGE
           BALANCE - BEGINNING OF YEAR                        1,746       1,746
           Additions                                              0           0
           Disposal                                               0           0
           BALANCE - END OF YEAR                              1,746       1,746
                                                              -----       -----

           WELL COSTS
           BALANCE BEGINNING OF YEAR                          5,432       5,432
           Additions                                              0           0
           Disposal                                               0           0
                                                                  -           -
           BALANCE - END OF YEAR                              5,432       5,432
                                                              -----       -----
           TOTAL COST(1)                                    $12,608     $12,608

1. Reflects costs of residual oil and gas assets at year end. The carrying value of the Company's share of divested properties was written off in prior periods.

DALECO RESOURCES CORPORATION
SCHEDULE VI -  ACCUMULATED DEPLETION OF OIL AND GAS PROPERTIES
               YEARS ENDED SEPTEMBER 30, 2005 AND 2004
               (EXPRESSED IN THOUSANDS)
================================================================================

                                                                       YEAR ENDED
                                                                      SEPTEMBER 30
                                                                  2005           2004
                                                                 ($000)         ($000)
       ACCUMULATED DEPRECIATION AND DEPLETION
       PROVE LEASE ACREAGE
       Balance - Beginning of Year                              $4,343        $4,013
       Charge for the Year                                         330           330
       Disposal                                                 ------         -----
       BALANCE - END OF YEAR                                     4,673         4,343
                                                                 -----         -----
       PROVEN UNDEVELOPED LEASE ACREAGE
       BALANCE BEGINNING OF YEAR                                 1,073           983
       Charge for Year                                             170            90
       Disposal                                                  -----         -----
       BALANCE - END OF YEAR                                     1,243         1,073
                                                                 -----         -----
       WELL COSTS
       BALANCE - BEGINNING OF YEAR                               2,492         2,312
       Charge for Year                                             100           180
       Disposal                                                  -----         -----
       BALANCE - END OF YEAR                                     2,592         2,492
                                                                 -----         -----
       TOTAL DEPRECIATION, DEPLETION AND AMORTIZATION
                                                                $8,508        $7,908

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

The following table shows the changes in the Company's proved oil and gas reserves for the year.

    --------------------- ------------------------------------ --------------------------------
                                         2005                               2004

    --------------------- ----------------- ------------------ ----------------- --------------
                             CRUDE OIL           NATURAL          CRUDE OIL         NATURAL
                                AND                GAS               AND              GAS
                             CONDENSATE          (MMCF)           CONDENSATE        (MMCF)
                             (BARRELS)                            (BARRELS)

    --------------------- ----------------- ------------------ ----------------- --------------

        Proven Developed
         and Undeveloped
                Reserves

    --------------------- ----------------- ------------------ ----------------- --------------
                                   334,642              2,902           330,553          2,680
     Balance - Beginning
                 of Year
    --------------------- ----------------- ------------------ ----------------- --------------

             Acquisition             -----              -----             -----          -----
             of Reserves
    --------------------- ----------------- ------------------ ----------------- --------------

          Disposition of             -----              -----             -----          -----
                Reserves

    --------------------- ----------------- ------------------ ----------------- --------------
             Revision of           (66,702)            (1,055)           17,994            346
      Previous Estimates

    --------------------- ----------------- ------------------ ----------------- --------------
                                   (13,793)               (96)          (13,905)          (124)
     Production for Year

    --------------------- ----------------- ------------------ ----------------- --------------
                                   254,147              1,751           334,642          2,902
                                   =======              =====           =======          =====
        Balance - End of
                    Year
    --------------------- ----------------- ------------------ ----------------- --------------

                                    51,521                583            49,910            709
                                    ======                ===            ======            ===
        Proved Developed
          Reserves as at
            September 30
    --------------------- ----------------- ------------------ ----------------- --------------

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




STANDARDIZED MEASURE OF DISCOUNTED NET CASH INFLOWS AS AT SEPTEMBER 30, 2005 AND 2004.

                                                               2005           2004

      Future cash inflows                                    $39,575,011    $29,237,200
      Future production costs                                (8,739,244)    (7,801,500)
      Future development costs                               (9,845,600)    (5,280,500)
      Future income tax expense*                                   -----         ------
                                         Subtotal             20,990,167     16,155,200
      Discount factor at 10%                                   6,325,035      5,239,800
      Standardized Measure of Future Net Cash Flows           14,665,132     10,915,400
                                                              ----------     ----------

* The Company presently has approximately $26.7 million of loss carry forwards. Based on these carry forwards no future taxes payable have been included in the determination of future new cash inflows. Future head office general and administrative expenses have been excluded from the cash flows.

SUMMARY OF CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS.

                                                     2005               2004
BALANCE - BEGINNING OF YEAR                     $ 10,915,400       $  7,272,300
Increase (decrease) in future net
cash flows:
    Sales for the year net of                       (845,839)          (402,913)
       related costs
    Revisions to estimates of                      4,595,571          4,046,013
       proved reserves
Acquisition of Reserves                                   --                 --
Extensions and discoveries                                --                 --
   net of related costs:
   Sales of reserves in place                             --                 --
                                                ------------       ------------
BALANCE - END OF YEAR                           $ 14,665,132       $ 10,915,400
                                                ============       ============

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


NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123(revised), Accounting for Stock Based Compensation, which supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions); the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. This Statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005 for small business issuers. The Company currently applies APB Opinion No. 25 in accounting for its stock based compensation options). The amended provisions of SFAS No. 123 had no material effect on the Company's consolidated financial position or results of operation for the year ended September 30, 2005.

In December 2004, FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29. SFAS 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for no monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company is considering the provisions of SFAS No. 153 and its effect on nonmonetary exchanges in the future.

      In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 applies to all voluntary accounting principle changes as well as the accounting for and reporting of such changes. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

      SFAS 154 requires voluntary changes in accounting principle be retrospectively applied to financial statements from previous periods unless such application is impracticable. Changes in depreciation, amortization, or depletion for long-lived, non-financial assets are accounted for as a change in accounting estimate that is affected by a change in accounting principle, under the newly issued standard.

      SFAS 154 replaces APB Opinion No. 20 and SFAS 3. SFAS 154 carries forward many provisions of Opinion 20 and SFAS 3 without change including those provisions related to reporting a change in accounting estimate, a change in reporting entity, correction of an error and reporting accounting changes in interim financial statements. The FASB decided to completely replace Opinion 20 and SFAS 3 rather than amending them in keeping to the goal of simplifying U.S. GAAP. The provisions of SFAS No. 154 are not expected to have a material effect on the Company's consolidated financial position or results of operation.

Item 8(a). Controls and Procedures.

      The Company has eight (8) employees, two of whom are employees of Daleco's subsidiaries. All day to day financial matters are overseen by the President/CFO and Controller, with oversight by the Chief Executive Officer and Board of Directors. All contracting by the Company, for other than every day items, is done with the approval the Executive Committee of the Board of Directors or the entire Board of Directors.

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

      Any problem which cannot be resolved internally or which an employee does not desire to discuss with a superior may be discussed with counsel or an independent member of the Board of Directors.

      Disclosure Controls. The Company carried out its annual evaluation, initially under the supervision of its President/Chief Financial Officer and Chief executive Officer and subsequently by the Board of Directors and the Audit Committee of the Board of Directors, to determine the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities and Exchange Act of 1934, as Amended ("'34 Act"). Based on those evaluations, the Company has concluded that the Company's disclosure controls and procedures were effective as of September 30, 2005 and the date of this Annual Report to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted by the Company under the '34 Act is recorded, processed, summarized, and reported within the time periods specified in the rules, regulations and forms promulgated by the Securities and Exchange Commission and to provide reasonable assurance that information required to be disclosed by the Company is accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding disclosure. Except as noted below when dealing with the issues involving the Company's restatement of its quarterly reports on Form 10-QSB for the periods ending March 31,2 005 and June 30, 2005, the Company has made no changes in its internal controls over financial reporting that occurred during the fiscal year ended September 30,2005.

      The Chief Financial Officer and the Chief Executive Officer with the assistance of the Audit Committee and the Company's independent Accountants, have established, consistent with the provisions of Rule 13a-15(f) and Rule 15d-15 of the '34 Act, a procedure and check list for the filing of all information and reports required by the Securities and Exchange Act of 1934, as amended and the Sarbanes-Oxley Act ("SOX"). Since the Company employees only 8 total people, the responsibility for reporting and filing reports falls on the shoulders of the Company's President/Chief Financial Officer and its Chief Executive Officer. In addition to the mandatory filing requirements established by the Securities and Exchange Commission, OTC:BB (the exchange on which the Registrant's stock is traded) and SOX, the Registrant has taken the position that any transaction that could impact the value of the Company or the Company's stock by five percent or greater requires disclosure. All press releases are published by the Company only after submittal to the Board of Directors and counsel for review, comment and approval.

      The Company's Internal Controls over financial reporting and record maintenance has been developed by the Company in conjunction with the Company's accountants as approved by the Board of Directors. These procedures for the detailed and accurate recordation of all transactions in which the Company is involved and the disposition of assets. They provide reasonable assurance that the transactions recorded permit the accurate preparation of financial statements in accordance with generally accepted accounting principals, and that receipts and expenditures of the Company are being made only in accordance with authorization of management. The Controls provide reasonable assurances regarding the prevention and timely detection of unauthorized use of Company assets, acquisition or disposition of the Company's assets that could have a material effect on the Company's financial statements.

      As a result of the Company having to file restated quarterly reports for the fiscal quarters ended March 31, 2005 and June 30, 2005 (See Form 8-K dated December 6, 2005 ,First Amendment to Form 8-K dated December 16, 2005, First Amendment to Form 10-QSB for the period ended March 31, 2005 dated December 16, 2005 and First Amendment to Form 10-QSB for the period ended June 30, 2005 which documents are incorporated herein by reference), the Company's Board of Directors, Audit Committee and Chief Financial Officer have further evaluated the Company's disclosure controls and procedures and believes that they are sound. However, the Company is always evaluating its disclosure controls and procedures to ensure that its financial statements are always presented in a clear, concise and accurate manner. To achieve that result, the Company is considering: (1) expanding its internal accounting staff; and (2) when confronted with an accounting presentation of a complex transaction in the future, seeking the opinion of additional financial reporting advisory firms, and, (3) to the extent permissible and permitted by regulation and law, seeking guidance from the Division of Corporate Finance of the Securities and Exchange Commission, regarding the applicable accounting principals and presentation in question.


CODE OF ETHICS.

      The Board of Directors of the Company has adopted a Code of Ethics for all of the Company's employees, officers and directors, a copy of which is attached hereto as Exhibit 10.45.

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

3.7                 Registrant's Audit Committee Charter                 Attached as Exhibit 3.7 to Registrants Annual
                                                                         Report on Form 10-KSB for the fiscal year ending
                                                                         September 30, 2005.

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

10.38               Development and Operating Agreement (Calcium         Incorporated by Reference to Exhibit 10.38 to the
                    Carbonate)                                           Company's Form 8-K as filed with the SEC on
                                                                         February 17, 2005

10.39               Market and Product Development Agreement             Incorporated by Reference to Exhibit 10.39 to the
                                                                         Company's Form 8-K as filed with the SEC on
                                                                         February 28, 2005.

10.40               Sierra Kaolin(TM) Operating License                  Incorporated by Reference to Exhibit 10.39 (sic)
                                                                         to the Company's Form 8-K as filed with the SEC
                                                                         on March 17, 2005.

10.41               Employment Agreement of Stephan V. Benediktson       Incorporated by reference to Exhibit 10.41 to the
                                                                         Company's Form 8-K as filed with the SEC on
                                                                         September 15, 2005.

10.42               Employment Agreement of Nathan Trynin                Incorporated by reference to Exhibit 10.42 to the
                                                                         Company's Form 10.42 to the Company's Form 8-K as
                                                                         filed with the SEC on September 15, 2005.

10.43               Market and Product Development Agreement             Incorporated by reference to Exhibit 10.39 (sic)
                                                                         to the Company's Form 8-K filed with the SEC on
                                                                         March 1, 2005.

14.1                Code of Ethics                                       Attached as Exhibit 14.1 to the Registrants Form
                                                                         10-KSB for the fiscal year ending September 30,
                                                                         2005

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

16.2                Addendum to Resignation letter of Accountant dated   Incorporated by reference to Exhibit 16.2 to the
                    December 1, 2004                                     Company's Form 8-K, as filed with the SEC on
                                                                         December 4, 2004.

16.3                Retention Letter of Vasquez & Company as auditors    Incorporated by reference to Exhibit 16.3 to the
                    for the Company                                      Company's Form 8-K, as filed with the SEC on
                                                                         December 4, 2004.

17                  Correspondence on Departure of Director              Incorporated by reference to report on Form 8-K
                                                                         dated May 17, 2005 as amended by First Amendment
                                                                         to Form 8-K dated July 22, 2005.

21                  Subsidiaries of Issuer                               Incorporated by reference to Exhibit 21 to the
                                                                         Company's Annual Report on Form 10-KSB for the
                                                                         fiscal year ended September 30, 2005,

22.                 Published report regarding matters submitted
                    to vote of security holders                          Incorporated  by  reference  to  Item 4 of  Registrant's
                                                                         report on Form  10-QSB for the period  ending  March 31,
                                                                         2005,  dated May 13,  2005,  as amended by  Registrant's
                                                                         First Amendment to Form 10-QSB dated December 16, 2005



23.1                Consent of Experts                                   Consent of Denali Enterprises attached to the
                                                                         Company's Annual Report on Form 10-KSB for the
                                                                         fiscal year ending September 30, 2005.

23.2                Consent of Expert                                    Consent of Hall Energy attached to the Company's
                                                                         Annual Report on Form 10-KSB for the fiscal year
                                                                         ending September 30, 2005.

23.3                Consent of Expert                                    Consent of  Netherland & Sewell Associates
                                                                         attached to the Company's Annual Report on Form
                                                                         10-KSB for the fiscal year ending September 30,
                                                                         2005.

99.1                Location Maps                                        Location Maps for Registrant's Zeolite lease in
                                                                         Marfa County, Texas, Calcium Carbonate Lease,
                                                                         Cibola County, New Mexico, Kaolin Claims, Sierra
                                                                         County, New Mexico and Zeolite Claims, Beacon
                                                                         County, Utah attached to the Company's Annual
                                                                         Report on Form 10-KSB for the fiscal year ending
                                                                         September 30, 2005.

-------------------------------------------------------------------------------------------------------------------

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

      On December 2, 2005, the Company agreed to restate its financial reports in this quarterly report. The Company believes that this restatement was not due to any defect in the effectiveness of the Company's controls and procedures. The Company has in the past and will continue to refer any issue regarding the proper presentation of its financial statements to its independent accountants. The accounting issue in question which, under the agreement with the SEC, precipitated the Company's restating its financial for the fiscal quarter ended June 30, 2005, deals with the treatment of the stock received by the Company in the transaction with Ostara Corporation. (See Footnote 6) to the Company's financial statements included in this Form 10-QSB.) The Company believed that its presentation clearly and accurately represented the transaction in that the Company was prohibited from selling or transferring the shares of Ostara stock it received in the transaction as of January 13, 2005. Since approximately two million (2,000,000) of the three million (3,000,000) shares of Ostara stock received were by contract to be distributed to the shareholders of the Company and the issuance and distribution of those shares was solely in the hands of Ostara, the Company and its independent accountants believed that by accounting for those shares on its financial statements the Company would be misleading anyone who reviewed the Company's quarterly financial statements as to the true value of the Company. Likewise, since the approximately one million (1,000,000) shares of Ostara stock received by the Company in the third quarter of the Company's fiscal year ended September 30, 2005, could not be sold until after April 1, 2006, that the accounting for those shares based on the market value of the Ostara stock would also be misleading. Finally, the Company believed that any value given to the Warrants attached to the Ostara shares should also not be valued until the value of the Ostara shares approximated the exercise price of the warrant. The SEC disagreed with this accounting treatment. Based upon its discussions with the Staff of the SEC and the Company's independent accountants, the Company agreed to restate its financial statements to reflect the presentation sought by the SEC. In the future, when confronted with a unique accounting presentation, the Company will seek guidance from the Staff of the Securities and Exchange Commission regarding any unique accounting principal or presentation.

                                    SIGNATURES

      In accordance with Section 13 or 125(d) of the exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          DALECO RESOURCES CORPORATION


Dated:  January 13, 2006            By:     /s/ Gary J. Novinskie
                                            ------------------------------------
                                            Gary J. Novinskie, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: January 13, 2006             By:      /s/ Stephan V. Benediktson
                                             -----------------------------------
                                             Stephan V. Benediktson, CEO,
                                             Executive Officer and Director


Dated: January 13, 2006             By:      /s/ Nathan Trynin
                                             -----------------------------------
                                             Nathan Trynin, Vice Chairman of
                                             the Board of Directors


Dated: January 13, 2006             By:      /s/ Dov Amir
                                             -----------------------------------
                                             Dov Amir, Chairman of the Board
                                             of Directors


Dated: January 13,2006              By:      /s/ Beau Kelly
                                             -----------------------------------
                                             Beau Kelly, Director


Dated: January 13, 2006             By:      /s/ Steven P. Roche
                                             -----------------------------------
                                             Steven P. Roche, Director


Dated: January 13, 20096            By:     /s/ Alfonso Knoll
                                            ------------------------------------
                                            Alfonso Knoll, Director


Dated: January 13, 2006             By:      /s/ John Gilbert
                                             -----------------------------------
                                             John Gilbert, Director

Dated: January 13, 2006             By:      /s/ William Pipkin
                                             -----------------------------------
                                             William Pipkin, Director

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

Date: January 13, 2006                 /s/ Gary J. Novinskie
                                       -----------------------------------------
                                       Gary J. Novinskie
                                       President and Chief Financial Officer

                               CERTIFICATION


      I, Stephan V. Benediktson, certify that:

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

Date: January 13, 2006                     /s/ Stephan V. Benediktson
                                           -------------------------------------
                                           Stephan V. Benediktson
                                           Chief Executive Officer

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

Date: January 13, 2006                   /s/ Dov amir
                                         ---------------------------------------
                                         Dov Amir
                                         Chairman of the Board of Directors

In  connection  with the  Annual  Report of Daleco  Resources  Corporation  (the
"Company") on Form 10-KSB for the period ended September 30, 2005 (the "Report"), I, Gary J. Novinskie, President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                          /s/ Gary J. Novinskie
                                         ---------------------------------------
                                         Gary J. Novinskie
                                         President and Chief Financial Officer
                                         January 13, 2006

In  connection  with the  Annual  Report of Daleco  Resources  Corporation  (the
"Company") on Form 10-KSB for the period ended September 30, 2005 (the "Report"), I, Stephan V. Benediktson, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

      (3) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (4) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                        /s/ Stephan V. Benediktson
                                        ----------------------------------------
                                        Stephan V. Benediktson
                                        Chief Executive Officer
                                        January 13, 2006

In  connection  with the  Annual  Report of Daleco  Resources  Corporation  (the
"Company") on Form 10-KSB for the period ended September 30, 2005 (the "Report"), I, Dov Amir, Chairman of the Board of Directors of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

      (5) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (6) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                         /s/ Dov Amir
                                         ---------------------------------------
                                         Dov amir
                                         Chairman of the Board of Directors
                                         January 13, 2006