Form 10QSB
period 2005-12-31
DALECO RESOURCES CORP
filed 2006-02-14
CIK 746967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ______________

Commission File Number 0-12214

                          DALECO RESOURCES CORPORATION
       -------------------------------------------------------------------
              Name of small business issue as specified in Charter

            Nevada                                      23-2860734
(State or other  jurisdiction               (IRS Employer Identification Number)
     of  incorporation
       or organization)

120 North Church Street
West Chester, Pennsylvania 19380                         (610) 429-1258
----------------------------------------                ----------------
(Address of Principal Executive Offices)          (Issuer's telephone number)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution under a plan confirmed by court.
                                                                  Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

Number of shares outstanding of the issuer's common stock as of December 31, 2005: 40,988,498
Number of shares outstanding of the issuer's Series A preferred stock as of December 31, 2005: 0
Number of shares outstanding of the issuer's Series B preferred stock as of December 31, 2005: 185,000

                                      INDEX


PART I      FINANCIAL INFORMATION                                          PAGE

ITEM 1      FINANCIAL STATEMENTS (Unaudited)...............................  3
            Consolidated Balance Sheets....................................  3
            Consolidated Statements of Income (Loss).......................  5
            Consolidated Statements of Cash Flow...........................  6
            Consolidated Statements of Shareholder's Equity................  8
            Notes to Consolidated Financial Statements.....................  9

ITEM 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS...........................  35

ITEM 3      CONTROLS AND PROCEDURES.......................................  36

PART II     OTHER INFORMATION.............................................  39

ITEM 2      CHANGE IN SECURITIES..........................................  39

ITEM 3      HELLER DEBT...................................................  39

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........  42

ITEM 5      OTHER INFORMATION.............................................  42

ITEM 6      Exhibits and Reports on Form 8-K..............................  43

SIGNATURES................................................................  44

DALECO RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2005--PREPARED BY MANAGEMENT (UNAUDITED))
--------------------------------------------------------------------------------

                                                                       2005
 ASSETS
Current Assets
      Cash Accounts                                                $    956,843
      C/Ds                                                              728,475
      Accounts Receivable                                               485,245
       Prepaid Mineral Royalties S/T (note 5c)                             --
       Other Current Assets                                               3,864
                                                                   ------------
                  Total Current Assets                             $  2,174,427
                                                                   ------------
Other Assets
       Prepaid Mineral Royalties L/T  (note 5c)                    $    654,567
       Goodwill                                                         813,357
       Accumulated Amortization Goodwill                               (813,357)
            Net Goodwill                                                   --
       Debt Placement Costs                                             928,661
       Accumulated Amortization                                        (795,292)
             Net Debt Placement Costs                                   133,369
       Equity Placement Costs                                            28,750
       Accumulated Amortization Equity Costs                             (4,119)
             Net Equity Placement                                        24,631
       Securities Available for Future Sale (note 6)                    115,692
       Notes Receivable (Note 13c)                                      576,000
                       Total Other Assets                          $  1,504,259
                                                                   ------------
Fixed Assets
       Oil and Gas Properties (note 3)                             $ 12,646,097
       Accumulated DD&A                                              (8,661,130)
             Net Oil and Gas Property                                 3,984,967
       Mineral Properties (note 5)                                   12,609,100
       Accumulated DD&A                                                (450,000)
             Net Mineral Property                                    12,159,100
       Timber Properties (note 4)                                     1,028,342
       Accumulated DD&A                                              (1,028,342)
             Net Timber Property                                           --
       Technology/Patent Rights (note 6)                              6,707,000
       Accumulated DD&A                                              (3,146,671)
             Net Tech./Patent Rights                                  3,560,329
       Property, Equipment, Furniture & Fixtures                        522,708
       Accum. Depr (P, E, P &  P)                                      (515,523)
             Net (P, E, P & P)                                            7,185
                                                                   ------------

             Total Fixed Assets                                    $ 19,711,581
                                                                   ------------
             Total Assets                                          $ 23,390,267
                                                                   ------------

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2005--PREPARED BY MANAGEMENT (UNAUDITED))
--------------------------------------------------------------------------------

                                                                       2005
LIABILITIES
Current Liabilities
       Trade A/P                                                   $  1,081,600
       Notes Payable (note 7 and 8d )                                   150,435
       Note Due related Pty (note 8)                                     45,485
       EVTS Note (note 7(f))                                            156,000
       Loans--1st Regional (note 10 b)                                  100,000
       CAMI Note (note 7c)                                              514,881
       Sonata and Standard Energy  Financing (note 10a)                 161,587
       Accrued Interest Expense (notes 7(c) 8 and 10)                   433,744
       Accrued Dividend Expense (notes 11 and 14)                     1,825,336
       Accrued Expense Reimbursements (notes 8)                         105,977
       Accrued Salary Expense (note 8)                                  907,583
                                                                   ------------
                      Total Current Liabilities                    $  5,482,638
                                                                   ------------

Long Term Liabilities
      Long Term Debt - EV&T,  (notes  7(f))                        $    605,000
                      Total Long Term Liabilities                  $    605,000
                                                                   ------------
                      Total Liabilities                            $  6,087,638
                                                                   ------------
EQUITY
      Beginning Retained Earnings                                  $(25,088,546)
      Current Period Income/(loss)                                     (723,018)
      Other Comprehensive Income (Loss)                                 (43,321)
      Dividends Paid (Cash & Stock)                                        --
      Add. Paid in Capital (See Note 11)                             42,745,779
      Preferred Stock (note 11)                                           1,850
      Common Stock (note 11)                                            409,885

                      Total Equity                                 $ 17,302,629
                                                                   ------------
                      Total Liabilities and Equity                 $ 23,390,267
                                                                   ============


            SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS) FOR THE THREE MONTHS
ENDED DECEMBER 31, 2005 AND 2004--PREPARED BY MANAGEMENT (UNAUDITED)
--------------------------------------------------------------------------------

                                                            2005          2004
Revenue
 Oil and Gas Sales                                        $ 411,343   $ 294,740
 Net Profit Interest Receipts                                  --          --
 Royalty Receipts                                            19,236      11,124
Timber Sales                                                   --          --
 Mineral Sales                                                8,336      13,039
 Well Management                                             40,006      41,506
                                                          ---------   ---------
                     Total Operating Revenue              $ 478,921   $ 360,409
                                                          ---------   ---------

Expenses
Lease Operating Expenses--Oil and Gas                     $ 122,191   $ 191,236
Lease Operating Expenses--Timber                               --          --
Lease Operating Expenses--Minerals                            9,583      15,500
Net Profit Interest Expenses                                   --          --
Prod Tax                                                     33,646      22,831
DD&A (includes Depreciation)                                348,005     385,066
Third Party Distributions                                    27,636      10,308
General and Administrative Expenses                         202,392     162,729
Legal and Professional Expenses                              75,063      56,858
Shareholder Information                                       6,898       4,198
Amortization of Debt Costs (Note 10(a))                      31,164      24,914
Amortization of Equity Costs                                  2,470         225
                                                          ---------   ---------
                     Total Expenses                       $ 859,048   $ 873,865
                                                          =========   =========

Other Income (Expense)
       Interest Income                                         --          --
       Interest Expense                                     (31,491)    (38,489)
       Other Income (Expense)                              (311,400)     24,800
                     Total Other Income (Loss), Net       $(342,891)  $ (13,689)
                                                          =========   =========

Income (Loss) Before  Provision for Income                $(723,018)  $(527,145)
                                                          =========   =========
Provision for Income Tax                                       --          --
Net Income (loss), (see Note 10(a))                       $(723,018)  $(527,145)
                                                          =========   =========
Less Dividends (Property) (note 6)                           $-----      $-----
Net Income (Loss)  attributable  to Common Holders        $(723,018)  $(527,145)

Basic  /Fully  Diluted Net Income  (Loss)/
(based  on  weighted-average   outstanding
common  stock  of  40,396,601  in FY06 and
28,441,695 in 1st Qtr. FY05                               $    (.02)  $   (0.02)

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE THREE MONTHS
ENDED DECEMBER 31, 2005 AND 2004--PREPARED BY MANAGEMENT (UNAUDITED)
--------------------------------------------------------------------------------

                                                         2005         2004
Operating Activities
Net income / ( loss) for the year                        $(723,018)    (527,145)
Items not affecting working capital:

      Change  in  Depletion,  Depreciation,  and
      Amortization for period                              348,005      385,066
      Debt & Equity Placement Cost Amortization             33,634       25,139
      Gain  on  Exchange  of  PSNet  Shares  for                 0            0
      Ostara Shares
      Gain on Forgiveness of Debt (Note 10 (a))                  0            0
                                                         ---------    ---------
      Charge for issuance of Securities                    311,400            0
                                                         ---------    ---------
                     Sub Total :                         $ 693,039    $ 410,205


Items affecting working capital:
      (Increase)/Decrease in Other Assets                        0       (9,275)
                                                         ---------    ---------
      (Increase)/Decrease in Pre-paid Royalties                  0      (30,000)
                                                         ---------    ---------
      (Increase)/Decrease in Receivables                    84,076       32,260
                                                         ---------    ---------
      Increase/(Decrease) in Partnership
        Accrued Distributions                                    0            0
                                                         ---------    ---------
      Increase/(Decrease) in Payables                      271,802      107,288
                                                         ---------    ---------
      Increase/(Decrease) in other Accrued
        Expenses                                           (16,754)      74,214
                                                         ---------    ---------
      Gain/(Loss) on Sale of Properties                          0       15,160
                                                         ---------    ---------

                     Sub Total:                          $ 339,124    $ 186,647
                                                         ---------    ---------

Cash used by operating activities                        $ 309,145    $  72,707
Investing Activities
Sale of Fixed Assets Gain/(Loss)                         $       0    $   8,000
Leasing, Acquisition and Well Costs Incurred               (20,000)    (180,143)

Cash provided from/(used for) Investing                  $ (20,000)   $(172,143)
                                                         ---------    ---------
Activities

Financing Activities
Increase/(decrease) in Notes due Related                 $ (25,000)   $  30,300
Parties
Increase/(decrease) in Other Notes Due & Debt             (155,489)     (69,152)
Increase/(decrease) in Accrued Dividends                         0     (242,446)
Increase/(decrease) in Accrued Interest                        700      158,062
Dividends Paid                                                   0            0
Proceeds of Equity Issuance                                 25,000      199,627
Proceeds of Long Term Debt                                       0            0
                                                         ---------    ---------

Cash provided from financing activities                  $(154,789)   $  76,391


Net Increase/(Decrease) in cash for period               $ 134,356    $ (23,045)
                                                         =========    =========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE THREE MONTHS
ENDED DECEMBER 31, 2005 AND 2004--PREPARED BY MANAGEMENT (UNAUDITED)
--------------------------------------------------------------------------------

                                                              2005          2004

Increase/(Decrease) in Cash and Cash Equivalents        $  134,356   $  (23,045)

Cash and Cash Equivalents - Beginning of Period         $1,550,962   $  399,008

Cash and Cash Equivalents - End of Period Cash          $1,685,318   $  375,963


Supplemental Information:


Income Taxes paid                                       $        0   $        0


SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS

Conversion from convertible debt to common stock        $   25,000   $   34,800

Conversion  from  preferred  shares to long term        $        0   $        0
debt

Issuance of common stock for services performed         $  311,400   $   74,827

Dividends  paid on  preferred  stock with common        $        0   $        0
stock

Issuance of common stock under private placement        $        0   $   90,000


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY FOR THE PERIOD
ENDED DECEMBER 31, 2005- PREPARED BY MANAGEMENT (UNAUDITED)
--------------------------------------------------------------------------------

                                                                      2005
Common Stock Outstanding
         Shares
                 Beginning of Period                                 40,343,043
                 Issued                                                 645,455
                 Cancelled                                                    0
                                                                   ------------
                 End of Period                                       40,988,498
         Value at Par ($.01/Share)                                 $    409,885

Preferred Stock Outstanding
   Shares Class "A"
           Beginning of Period                                                0
           Present as Debt                                                    0
           End of Period                                                      0
Value at Par ($.01/Share)                                                     0

   Shares Class "B"
           Beginning of Period                                          185,000
           Issued                                                             0
           Converted to Common                                                0
           Cancelled                                                          0
           End of Period                                                185,000
   Value at Par ($.01/Share)                                       $      1,850
                                                                   ------------
   Preferred Value at Par ($.01/Share)                             $      1,850


Additional Paid in Capital
           Beginning of Period                                     $ 42,415,834
           Equity Issuance Other                                        329,945
           Excess of Redemption                                               0
                                                                   ------------
Amount
           End of Period                                           $ 42,745,779
                                                                   ------------

Accumulated Retained
Earnings/(Deficit)
           Beginning of Period                                     $(25,088,546)
           Income(Loss) for Period                                     (723,018)
     Other Comprehensive Income (Loss)                                  (43,321)
        Dividends (Property)                                                  0
                                                                   ------------
           End of Period                                           $(25,854,885)

Equity
           Beginning of Period                                     $ 17,732.568
           End of Period                                           $ 17,302,629
                                                                   ------------
           Change in Equity for Period                             $   (429,939)


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ENDED DECEMBER 31, 2005- PREPARED BY MANAGEMENT (UNAUDITED)
--------------------------------------------------------------------------------

1.    CONTINUED OPERATIONS

      The financial statements have been prepared on the basis that assumes the Company is a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. As of December 31, 2005, the Company has reported a loss of $723,018. The ability of the Company to meet its total liabilities of $6,087,638 and to continue as a going concern is dependent upon the availability of future funding, achieving profitability within its mineral segment and ongoing profitability within its oil and gas operations.

      On July 24, 2002 ("Closing Date"), the Company entered into a $10,000,000 Equity Line of Credit Agreement with Cornell Capital Partners, L.P. ("CCP"). On November 7, 2005 the Equity Line of Credit expired and the Company elected not to renew it.

      On September 15, 2005, the Company concluded a Private Placement of 6,500,000 shares of its Common Stock at a price of $.25 per share. (See Footnote 11 below). The proceeds of this offering ($1,625,000) were used to satisfy the Kane Debt. (See Footnote 14a below), retire some debt of the Company (See Footnotes 7 and 8 below) and provide working capital. Additionally, the Company's agreements with Tecumseh Professional Associates for the operating, mining and marketing of the Company's Calcium Carbonate and Sierra Kaolin(TM) has substantially reduced the Company's need for present and future operating capital.

      The Company will continue to research and entertain project specific funding commitments and other capital funding alternatives if and as they become available.

      As of December 31, 2005, the Company and certain of its subsidiaries were in default of certain debt obligations (See Notes 7 and 8 below). The holders of these instruments are working with the Company to achieve the ultimate extinguishment of the obligations.

2.    Summary of Significant Accounting Policies

      a. Use of estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ENDED DECEMBER 31, 2005- PREPARED BY MANAGEMENT (UNAUDITED)
--------------------------------------------------------------------------------

revenues and expenses during the reporting period. Actual results could differ from those estimates.

      b. Basis of consolidation

      The consolidated financial statements of Daleco Resources Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles and include the accounts of Daleco and its wholly-owned subsidiaries Westlands Resources Corporation, Sustainable Forest Industries Inc., Deven Resources, Inc., Tri-Coastal Energy, L.P., Clean Age Minerals, Incorporated, CA Properties, Inc., and The Natural Resources Exchange, Inc. The Company's investments in oil and gas leases are accounted for using proportionate consolidation whereby the Company's prorata share of each of the assets, liabilities, revenues and expenses of the investments are aggregated with those of the Company in its financial statements. The Company's investments in minerals are accounted for using purchase accounting methods.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ENDED DECEMBER 31, 2005- PREPARED BY MANAGEMENT (UNAUDITED)
--------------------------------------------------------------------------------

Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Under this method, the Company generally assesses its oil and gas properties on a field-by-field basis utilizing its current estimate of future revenues and operating expenses. In the event net un-discounted cash flow is less than the carrying value, an impairment loss is recorded based on estimated fair value, which would consider discounted future net cash flows. SFAS 144 did not have any impact on the Company's change in method of assessing impairment of oil and gas properties and other long-lived assets including $20,000,000 in mineral properties and the related environmental patent.

      d. Site restoration, dismantlement and abandonment costs

      The salvage value of the Company's producing wells or mining related assets is expected to exceed the cost of site restoration and abandonment. As a result, no such costs are accrued in these financial statements. The Company has not accrued any costs associated with the potential abandonment and restoration of mineral extraction mine sites to date. Since, to date, all mining and exploration of the Company's mineral deposits is conducted by contract mining companies, the Company has not accrued any specific mine restoration costs. As the mining activity increases, the Company may accrue site restoration costs as appropriate.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ENDED DECEMBER 31, 2005- PREPARED BY MANAGEMENT (UNAUDITED)
--------------------------------------------------------------------------------

      h. Debt Issue Costs

      Debt issue costs represent those costs associated with the restructuring of the Heller Financial, Inc. loan and conversion to the Sonata Note in Fiscal 2004, as well as its Lucas and Kane Bridge Financings (See Note 10(a)). These costs are being amortized over the term of the Notes. As of December 31, 2005, the un-amortized debt issuance costs on the Company's books amounted to $133,369.

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

3.    Oil and Gas and Equipment

                                                                      12/31/2005
                                                                     -----------

Proven lease acreage costs                                           $ 5,448,142

Proven undeveloped lease acreage costs                                 1,745,810

Well costs                                                             5,452,145
                                                                     $12,646,097

Accumulated depletion, depreciation and amortization                   8,661,130

                                                                     $ 3,984,967
                                                                     -----------
(a)   Sale of Oil and Gas Properties

      In fiscal 2004, the Company sold its working interests in 34 wells located in Pontotoc County, Oklahoma. In the aggregate, the value of this group of wells to the Company did not exceed their net abandonment liabilities. As such, the wells were sold for the assumption of those contingent liabilities. In December 2004, the Company's loan from Heller Financial, Inc. was acquired by Sonata. (See Footnote 7 below.)

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ENDED DECEMBER 31, 2005- PREPARED BY MANAGEMENT (UNAUDITED)
--------------------------------------------------------------------------------

4.    Timber Rights

      As a result of the "in-country" economics for harvesting and ready access to available raw timber supplies through inter-entity arrangements, the Company has not renewed its concession rights.

5.    Mineral Properties

a. Clean Age Minerals Incorporated. In September 2000, the Company acquired Clean Age Minerals Incorporated ("CAMI") by way of merger with the Company's wholly owned subsidiary; Strategic Minerals, Inc. CAMI has one subsidiary, CA Properties, Inc. ("CAP").

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

      On or about February 14, 2005, the Company entered into a Development and Operating Agreement with Tecumseh Professional Associates ("TPA") covering the Company's Calcium Carbonate lease in Cibola County, New Mexico. On or about March 11, 2005, the Company entered into the Sierra Kaolin(TM) Operating Agreement with TPA covering the Company's Kaolin Claims in Sierra County, New Mexico. Under these agreements, TPA has assumed the duties to mine, test and market the Company's Sierra Kaolin(TM) and Calcium Carbonate. (See Footnote 5.c below).

b.     Minerals and Equipment

                                                                     12/31/2005
                                                                   ------------
Proven undeveloped lease costs                                     $ 12,609,100
Mine development costs
Accumulated depletion and                                              (450,000)
   depreciation
                                                                   $ 12,159,100
                                                                   ------------

      (1) The Company has begun to amortize its mineral properties at a nominal amortization rate of $200,000 per year subject to higher adjustments per year as production increases. During the three months ended December 31, 2005, the Company took a charge of $50,000 towards the annual amount. The Company

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ENDED DECEMBER 31, 2005- PREPARED BY MANAGEMENT (UNAUDITED)
--------------------------------------------------------------------------------

      is utilizing a modified unit-of-production basis in determining its amortization rates for its mineral properties.

c.    Prepaid Royalties.
      The Company receives a credit in the nature of "prepaid royalties" for rents paid on the Marfa Zeolite Lease, Presidio County, Texas, and a portion of the New Mexico Oro Grande Limestone Lease in Cibola County, New Mexico. During Fiscal Year 2005 operations were conducted on the Company's Sierra Kaolin(TM) deposits in Sierra County, New Mexico by TPA for the purpose of confirming the quantity and quality of the Sierra Kaolin(TM) and to provide samples to prospective customers. The Company Calcium Carbonate properties were operated initially by the Company and, commencing in February 2005 by TPA. The Company continued production of its Zeolite for use in its sales of ReNuGen (trademark applied for) and for testing in air and purification and soil decontamination. The Company began the commercial sales of one of its CA Series Products under the "ReNuGen" (trademark applied for) in the first quarter of 2004 and continued these in Fiscal Year 2005.


6.    Patents & Technology

      a. CA Series Patent. As part of the acquisition of Clean Age Minerals Incorporated (See Note 5(a) above), the Company also acquired U.S. Patent
      No: 5387738. This patent, owned by Clean Age Minerals Incorporated, deals with a reagent and process for the remediation of water and contaminated soils. The Company has applied for the trademark "ReNuGen for its CA-1 Series for use in waste treatment plants. It also has applied for the trademark "Sierra Gold" for one of its calcium carbonate products.

      b. I-Squared and I-Top Technology. Pursuant to an agreement effective December 1, 2004 ("Asset Sale Agreement") the Registrant agreed to sell its I-Squared and I-Top technology to PSNet Communications in exchange for 3,000,000 shares of PSNet common stock ("PSNet Shares"). Of the PSNet Shares to be issued, two-thirds of the PSNet Shares were to be issued to the shareholders of the Registrant and one-third of the PSNet Shares were to be issued to the Registrant. Under the terms of the Asset Sale Agreement, the Registrant is prohibited from selling the PSNet Shares it received in the transaction for a period of one year after the Closing Date. The "Closing Date" for the transaction was initially established as December 10, 2004 or such other mutually agreeable date. The Asset Purchase Agreement required PSNet to file a registration statement with the Securities and Exchange Commission to register the PSNet Shares so that the PSNet Shares issued to the Registrant's

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ENDED DECEMBER 31, 2005- PREPARED BY MANAGEMENT (UNAUDITED)
--------------------------------------------------------------------------------

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

      Since the Company had effective equitable title to the original 3,000,000 shares of Ostara common stock as of January 13, 2005 (the date Ostara reported the acquisition of PSNet) and thus "beneficial ownership" of those shares until they were distributed to the Company's shareholders, the Company recognized as a gain from the exchange of securities (PSNet shares for Ostara shares) of

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ENDED DECEMBER 31, 2005- PREPARED BY MANAGEMENT (UNAUDITED)
--------------------------------------------------------------------------------

      $40,402. This amount reflects both the market price of the Ostara common stock and the calculated value of the associated warrants on January 13, 2005.

            As of December 31, 2005, the 950,000 shares of Ostara common stock held by the Company were carried at $115,692. Under an accounting rule, the warrants, even though priced higher than the market value of the stock into which they are convertible, also have a value.

7.    Notes Payable

a. Kane Note: On or about August 15, 2005, the Company's obligation to the Kanes was fully satisfied. (See Note 14a). The Series A Preferred Shares owned by the Kanes was reacquired by the Company and cancelled on the books of the Company.

b. July 1998 Notes: During fiscal 1998, the Company borrowed $145,000 from four (4) persons. As of December 31, 2005, all of the July 1998 Notes had been satisfied.

c. Clean Age Acquisition Note: Pursuant to Paragraph 5.1 of the Agreement and Plan of Merger by and among Clean Age Minerals Incorporated ("CAMI") and Strategic Minerals, Inc. ("SMI") and the Company dated September 19, 2000, obligations of CAMI to certain officers, directors and third parties were to have been satisfied by SMI or the Company within one (1) year of the merger. The indebtedness totaled (including the Martin Debt as defined in Note 8(b) below) $514,881 and was evidenced by Notes dated September 19, 2000. The Notes were due and payable on or before September 18, 2001 and provide for interest at the rate of 8% per annum. These Notes remain outstanding. As of December 31, 2005, the total amount payable on these notes is $731,133 representing principal of $514,881 and accrued but unpaid interest of $216,252.

d. Lucas Note: On or about September 1, 2004, the Company's wholly owned subsidiary, CA Properties, Inc. borrowed $40,000 from Herbert L. Lucas, an individual and former director of Clean Age Minerals, Inc. Mr. Lucas is owed additional sums from the Company's acquisition of Clean Age Minerals, Inc. in September 2000 (See Note 8(b) below). The note is due on or before August 31, 2006 and earns interest at the Prime Rate of interest charged from time to time by PNC National Bank, Philadelphia, Pennsylvania, plus three percent (3%). Payments of principal were to have commenced on October 1, 2004 in 24 equal installments plus accrued and unpaid interest through the date of payment. In consideration for making the Loan, Mr. Lucas was granted Warrants for 20,000


                                      -16

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ENDED DECEMBER 31, 2005- PREPARED BY MANAGEMENT (UNAUDITED)
--------------------------------------------------------------------------------

      shares of common stock. The exercise price of the Warrants is $0.44 per share. The warrants expire on August 31, 2006.

      As of December 31, 2005, $22,892 is owed to Mr. Lucas and is classified as short-term debt .

e. May 2005 Note: On May 10, 2005, the Company borrowed $50,000 from four (4) individuals, Steven P. Roche ($20,000) and David Grady ($10,000) each of whom are employees of Tecumseh Professional Associates, Thomas Smith ($10,000) and Alfonso Knoll ($10,000). Mr. Knoll is a Director and served as the Interim Chief Executive Officer of the Company from May though July 2005. Mr. Roche was appointed to the Board of Directors of the Company in July 2005. (See 8-k dated July 19, 2005). Each lender was given a Note for his loan by the Company. The Note matures on May 10, 2006 at an interest rate equal to the Federal Funds Rate on May 10, 2005. Additionally, each lender received 50,000 shares of Company common stock for each $10,000 lent to the Company. In September 2005, one of the lenders, Mr. Thomas R. Smith, was repaid his $10,000 loan.

f. EV&T Note: On September 30, 2005, but effective as of September 1, 2005 ("Effective Date"), the Company entered into a Settlement Agreement with and issued a Note to its counsel, Ehmann, Van Denbergh & Trainor, P.C. ("EV&T") to resolve and deal with the Company's outstanding legal fees. As of September 1, 2005, the Company owed EV&T $825,355 for services performed, costs and expenses ("Debt"). Under the Agreement, the Company paid EV&T $25,355 and entered into a three year Note for the remainder of the Debt. The Note and Agreement provides for Debt to earn interest at the rate of five percent (5%) per annum on the outstanding balance from time to time. The Debt is to be repaid in 35 monthly installments of $13,000, commencing on October 1, 2005, with the remainder due and payable on the August 1, 2008 ("Remainder Amount"). The Remainder Amount shall be paid:
      (1) one half in Daleco Common Stock, valued at fifty cents ($.50) per share; and (2) one-half in immediately available Federal Funds unless EV&T elects to take some or all of such balance in Daleco Common Stock valued at One Dollar ($1.00) per share. The Debt shall become immediately due and payable on a date prior to August 1, 2008 if: (x) the Company is acquired for stock or cash, whether by purchase or merger; (y) the sale of an asset of the Company for a price in excess of $5 Million Dollars; or (z) the Company raises, other than debt, an amount greater than $5 Million dollars. Should the Note go into default, the interest rate shall increase to 12% per annum and the entire outstanding principal and all accrued and unpaid interest shall immediately become payable in immediately available Federal Funds. As of


                                      -17

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ENDED DECEMBER 31, 2005- PREPARED BY MANAGEMENT (UNAUDITED)
--------------------------------------------------------------------------------

      December 31, 2005, the current portion of the EV&T Note is $156,000, and the long term portion is $605,000.


8.    Due to Related Parties

(a)   Due to Amir:

      Mr. Amir has entered into four (4) Notes with the Company as follows:

      (1) Note dated October 1, 1995, bearing interest at the rate of prime plus 3 percent in the principal amount of $91,062. This principal amount has been satisfied as of December 31, 2005.

      (2) Note dated October 1, 1995 bearing interest at the rate of 7% as a result of various subsequent advances to the Company. The principal amount as of December 31, 2005 is $45,485.

      (3) Note dated July 20, 1998 in the face amount of $25,000 (See Note 7(b)) bearing interest at the rate of 2% over the prime rate charged by the Huntingdon National Bank of Columbus, Ohio, through the maturity date, November 21, 1998 and 18% thereafter. This principal amount has been satisfied as of December 31, 2005.

      (4) Note dated June 17, 2002 bearing interest at the rate of 7% in the principal amount of $137,000. This principal amount has been satisfied as of December 31, 2005.

            As of December 31, 2005, the outstanding principal and accrued but unpaid interest on the obligations listed under numbers 1 through 4 to Mr. Amir amounted to $214,710, which includes $45,485 in principal and $169,225 in accrued interest.

      Mr. Amir was also entitled to a cash payment of $25,000 under his Key Man Contract on June 30, 2002. This bonus has not been paid (See Note 13(b)).

      Prior to conversion of his Series A Preferred Stock into common stock, Mr. Amir was entitled to have received dividends in the amount of $59,338 of which $59,338 remains outstanding as of December 31, 2005 (See Note 7(a) and Note 14(a)).

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ENDED DECEMBER 31, 2005- PREPARED BY MANAGEMENT (UNAUDITED)
--------------------------------------------------------------------------------

      As of December 31, 2005, the Company owed Mr. Amir $39,633 in un-reimbursed business expenses and $245,835 in accrued but unpaid salary.

      Mr. Amir converted $10,000 of indebtedness into 71,942 shares of Common Stock as of December 3, 2002. The conversion was at the average of the closing bid and asking price for the Common Stock for the five trading days prior to the date of conversion.

      As of December 31, 2005, the Company was indebted to Mr. Amir in the aggregate amount of $584,516.

(b) Due to Martin: By virtue of the merger of Clean Age Minerals Incorporated ("CAMI") with Strategic Minerals, Inc. on September 19, 2000, Strategic Minerals, Inc. assumed the obligation of CAMI to Mr. Robert E. Martin in the amount of $134,811 ("Martin Debt"). The Martin Debt was to have been satisfied on or before September 18, 2001 but was not and remains outstanding. As of December 31, 2005, the Martin Debt amounts to $191,259 representing $134,811 in principal and $56,448 in accrued but unpaid interest (see Note 7(c)). The Martin Debt is evidenced by a Note providing for an annual rate of interest of 8%. These amounts are included in the amounts shown for the Company's obligation to the former officers and directors of Clean Age Minerals Incorporated. (See Note 7(c)). As of December 31, 2005, the Company owed Mr. Martin $245,835 in salary and $27,051 in unpaid reimbursable business expenses. As of December 31, 2005, the Company was indebted to Mr. Martin in the aggregate amount of $464,145.


(c) Due to Novinskie:. Under the terms of Mr. Novinskie's employment agreement (See Note 13(b)), Mr. Novinskie was to have received a cash bonus of $25,000 as of September 30, 2002. This bonus was not paid. As of December 31, 2005, the Company owed Mr. Novinskie $36,414 in un-reimbursed expenses and $245,839 in salary and $25,000 in bonuses (as discussed previously).

      Mr. Novinskie converted $10,000 of indebtedness into 71,942 shares of Common Stock as of December 3, 2002. The conversion was at the average of the closing bid and asking price for the Common Stock for the five trading days prior to the date of conversion. As of December 31, 2005, the Company was indebted to Mr. Novinskie in the aggregate amount of $307,253, This figure contains no accrued interest.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ENDED DECEMBER 31, 2005- PREPARED BY MANAGEMENT (UNAUDITED)
--------------------------------------------------------------------------------

(d) Due to Erlich. In 1996, Mr. Erlich entered into an unsecured loan to the Company in the aggregate amount of $87, 543. The loan has no maturity date. The loan earns interest at the rate of 9% per annum. As of December 31, 2005, an aggregate amount of $134,666 is due Mr. Erlich. This amount consists of $87,543 in principal and $47,123 in accrued interest.

9.    Debenture

      The Company has no Debentures issued or outstanding.

10.   Debt

      Debt of the Company consists of the following:

       a.   Sonata Loan:

            In August 1997, the Company entered into an arrangement with Heller Financial, Inc. ("Heller") whereby Heller agreed to provide the Company with up to $15,000,000 to rework existing horizontal wells, re-complete its vertical wells as horizontal wells, and develop additional acreage ("Heller Loan"). Under the terms of the agreement, all of the properties of Westlands were transferred to a newly formed limited partnership, Tri-Coastal Energy, L.P., the general partner of which is Tri-Coastal Energy, Inc., (Tri-Coastal) and the sole limited partner of which is Westlands. Westlands is the sole shareholder of Tri-Coastal Energy, Inc.

            On December 30, 2003, Sonata Investment Company, Ltd., ("Sonata") an affiliate of Standard Energy Company of Columbus, Ohio, purchased the Heller Loan for $605,000. Sonata simultaneously entered into an agreement with Tri-Coastal and the Company whereby Sonata would advance to Tri-Coastal/Daleco an additional $50,000 for working capital and reduce the amount of the Heller Loan to $655,000 ("Sonata Loan"). In consideration of Sonata's reduction of the Heller Loan from $5,154,783 to $655,000, Daleco agreed to:

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ENDED DECEMBER 31, 2005- PREPARED BY MANAGEMENT (UNAUDITED)
--------------------------------------------------------------------------------

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ENDED DECEMBER 31, 2005- PREPARED BY MANAGEMENT (UNAUDITED)
--------------------------------------------------------------------------------

                  (b) $48,546 for the extension of warrants held by Sonata; and $10,000 in legal costs associated with the transaction.


      At December 31, 2005, the amount owed to Sonata under the above Loan Agreement is $161,587 which is classified as short-term debt.


       b. First Regional Bank Loan:

      In September 1998, the Company assumed a $100,000 loan with First Regional Bank when it acquired Haly Corporation. Interest is at 6.9% and the loan matures December 12, 2006. The loan is secured by the personal assets of Dov Amir an officer and Director of the Company.


                                      -22

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ENDED DECEMBER 31, 2005- PREPARED BY MANAGEMENT (UNAUDITED)
--------------------------------------------------------------------------------

11.   (a)   Capital Stock

                                                       NUMBER        NUMBER OF
                                         NUMBER       OF SERIES      SERIES B
                                       OF COMMON     A PREFERRED    PREFERRED
                                      SHARES, PAR    SHARES PAR     SHARES PAR
                                      VALUE $0.01    VALUE $0.01   VALUE $0.01
                                     PER SHARE (1)  PER SHARE (1)  PER SHARE (1)
                                     -------------  -------------  -------------

Balance as of December 31, 2004         28,693,043              0        185,000

Issued pursuant to the exercise of
  Options (Note 2)                       3,000,000

Issued pursuant to Private
  Placement (9/05) (Note 3.b)            6,500,000

Issued for the payments of
  services (S-8) (Note 5)                  100,000

Issued for payment of
  financing fee (Note 3.a)                 250,000

Issued pursuant Stock Purchase
Agreement under
  Employment Agreements (Note 4)         1,800,000

Issued pursuant to the exercise of
Warrants (Note 6)                           45,455

Issued pursuant to Special Stock
  Award for Directors Services
  (Note 7)                                 600,000              0              0
                                     -------------  -------------  -------------

Ending Balance as of
  December 31, 2005                     40,988,498              0        185,000
                                     =============  =============  =============


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

(3) In Fiscal 2005, the Company had the following private placement of securities:

      (a) On May 10, 2005, the Company raised $50,000 for an interim payment on the Kane Debt. As additional consideration for the loans, the four persons were given a total of 250, 000 shares of stock. (See footnote 7(e)).

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ENDED DECEMBER 31, 2005- PREPARED BY MANAGEMENT (UNAUDITED)
--------------------------------------------------------------------------------

      (b) On September 15, 2005, the Company closed a private placement for 6,500,000 shares of Common Stock at $.25 per share. (See footnote 11 Options and Warrants below).

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

(5) The Company issued 20,000 shares of common stock to William Smith in consideration and payment of his consulting activities pertaining to the development of the ReNuGen (trademark applied for) product. The Company issued 100,000 shares of common stock to Thomas R. Smith in consideration for his services in connection with the handling of the Company's obligation to the Kane Interests.

(6) In October 2005, Mr. Amir exercised the warrant attached to his July 1998 Note for 45, 455 shares of Common Stock. (See Footnote 7(b). The exercise price was $.55 per share.

(7) 600,000 shares of stock were granted to two directors, subject to Shareholder approval, for serving on a Special Committee of the Board of Directors to identify and recruit new management and independent directors for the Company.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ENDED DECEMBER 31, 2005- PREPARED BY MANAGEMENT (UNAUDITED)
--------------------------------------------------------------------------------

      (b) Options and Warrants: The Company granted the following options / warrants to purchase common stock as of December 31, 2005.

                                                                       Weighted
                                                           Number of   Average
                                                           Options /  Price per
                                                           Warrants   Share
                                                          ----------  ----------

Options / Warrants  Outstanding  -
  December 31, 2004                                        7,969,579  $      .53

Employee Stock Option
Granted(1)                                                   600,000
Expired                                                      500,000
Exercised(2)                                               3,000,000
Cancelled(3)                                                  50,000

Stockholder warrants
Granted(4)                                                 6,500,000
Expired(5)                                                    81,819
Exercised (6)                                                 45,455
Cancelled                                                          0

Options / Warrants  Outstanding-
  December 31, 2005                                       11,392,305  $     1.19



(1) Under the terms of the Company's Non-Qualified Independent Director Stock Option Plan ("Plan"), a total of 600,000 options were granted to Mr. Roche (200,000), Mr. Pipkin (200,000) and Mr. Kelly (200,000). Under the terms of the Plan, the Options vest 50% after one-year's service on the Board of Directors and 25% on the second and third anniversaries of the director's service. Messrs. Roche and Kelly have advised the Company that they will not be standing for re-election. (See Company's Form 8-K dated January 27, 2006.) As such, the Options granted to Messrs' Roche and Kelly will expire as of the Annual Meeting of the Company's Shareholders.

(2) Options for 3,000,000 shares were exercised in Fiscal 2005. These options were issued on September 18, 2000 with a five (5) year term and had an exercise price of $.25 per share. Of the options exercised, 2,381,300 were held by current

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ENDED DECEMBER 31, 2005- PREPARED BY MANAGEMENT (UNAUDITED)
--------------------------------------------------------------------------------

      officers, a director and employees of the Company. A former director or those who had purchased options from an employee held the remaining 648,700 options.

(3) On May 16, 2005, options for 50,000 shares awarded under the Independent Director's Incentive Stock Option Plan to Mr. Pryor were cancelled upon his resignation as a director of the Company.

(4) On September 21, 2005, the Company closed a private placement for 6,500,000 shares (See footnote 11 Common Stock above). The investors received warrants for 6,500,000 shares of common stock. These warrants are exercisable in two tranches. The first tranch consists of one warrant for one share of common stock for each two shares of common stock purchased by the investor in the private placement ("Participation Warrant"). The exercise price for the Participation Warrant is $1.00 per share. The Participation Warrant must be exercised on or before the close of business on September 20, 2006. If and only if the investor exercises the Participation Warrant, the investor will be entitled to exercise the second tranche warrant, consisting of a warrant for one share of common stock for each two shares of common stock purchased by the investor in the private placement ("Contingent Warrant"). The exercise price for the Contingent Warrant is $2.00 per share. The Contingent Warrant must be exercised on or before the close of business on September 20, 2007.

(5) On November 20, 2005, the Warrants attached to the July 1998 Notes held by two of the Note holders for a total of 81,819 shares of Common Stock expired. (See note 7(b).)

(6) In October 2005, Mr. Amir exercised his warrant for 45,455 shares of Daleco Common Stock with an exercise price of $.55 per share. (see Note 7(b).

      (c)   Stock Based Compensation

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

      Of the 2,350,000 options outstanding, current officers, directors and employees of the Company hold 2,200,000. The exercise price of the options held by insiders

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ENDED DECEMBER 31, 2005- PREPARED BY MANAGEMENT (UNAUDITED)
--------------------------------------------------------------------------------

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

                                                          2005           2004
                                                          ----           ----
Net income (loss) (as reported)                        $(732,018)     $(527,145)

Stock based employee
  compensation expense determined
  under fair value based method for
  all awards                                             (89,097)      (470,990)

Pro forma net income (loss)                            $(821,115)     $(998,135)
                                                       =========      =========

Basic and diluted loss per common share
      As reported                                      $   (0.02)     $   (0.02)
      Pro forma                                        $   (0.02)     $   (0.04)


      The fair value of the options granted during the quarter ended December 31, 2005 was estimated using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate between 3.19 and 5.85%, expected life of five (5) years; and, expected volatility between 65.18% and 161.91%. The weighted average fair value of the options granted during the quarter was approximately $147,004.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ENDED DECEMBER 31, 2005- PREPARED BY MANAGEMENT (UNAUDITED)
--------------------------------------------------------------------------------


The following table summarizes information about stock options outstanding as of December 31, 2005:

                           Weighted     Weighted                   Weighted
                           Average      Average                    Average
Exercise         Options   Exercise     Remaining     Options      Exercise
price        Outstanding   Price        Life (Years)  Exercisable  Price
--------------------------------------------------------------------------------
$0.43-$1.08  2,950,000     $0.73        2.59yrs       2,350,000    $0.81


      (d)   Warrants

(1)    Sumitomo Warrants

On September 15, 2004, the Company entered into the First Amendment to Master Distribution and Marketing Agreement (See Exhibit 10.36 to the Company's Annual Report) ("First Amendment"). Under the terms of the First Amendment, Sumitomo's 2,240,000 warrants were cancelled.

(2)   July 1998 Note Warrants

On July 21, 1998, a total of 263,638 warrants expiring on November 20, 2003 were granted to four persons who loaned the Company a total of $145,000 in July 1998. (See Note 7b). The expiration date for these warrants was extended from November 20, 2003 to November 20, 2005 in Fiscal Year 2000. In October 2005, Mr. Amir exercised his warrants. The warrants held by two holders of the July 1998 Notes totaling 81,819 expired on November 20, 2005. (See Note 7(b)).

(3)   Sonata Warrants

On November 28, 2001, a total of 435,941 warrants to purchase common stock were granted to Sonata Investment Ltd. (warrants for 395,273 shares of common stock ("Sonata Warrant")) and Standard Energy (warrants for 40, 668 shares of common stock ("Standard Warrant")) as consideration for entering into the Loan Conversion Agreement dated August 1, 2001. The Loan Conversion Agreement extended the date by which the Company had to satisfy its obligations to both Sonata Investment Company, Ltd. ("Sonata") (See Note 10(b)) and Standard Energy Company ("Standard") and granted both Sonata and Standard the right to convert the debt into common stock of the Company at such time as the Company advised Sonata and Standard of its intent to satisfy the Company's obligations to one or both entities. Sonata and Standard are affiliated entities. The exercise price was fixed at $1.05. The Sonata and Standard

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ENDED DECEMBER 31, 2005- PREPARED BY MANAGEMENT (UNAUDITED)
--------------------------------------------------------------------------------

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


(4)   Terra Silex Warrant

Under a Stock Purchase Agreement dated September 11, 2001 by and among the Company and Terra Silex Holding, LLC, Terra Silex was granted a warrant for 250,000 shares ("Terra Silex Warrant") at an exercise price of $1.25 The Terra Silex Warrant expires on December 31, 2006.

(5)   Smith Warrants

On September 1, 2004, the Company granted Mr. William Smith, a recognized expert in sewage treatment facilities and the processing of municipal waste, warrants for 250,000 shares of common stock at an exercise price of $.65 per share. The warrants granted to Mr. Smith expire on August 31, 2007. They were issued to Mr. Smith in consideration for his assistance and expertise in the marketing and development of the Company's potential product ReNuGen(trademark applied for) used in sewage waste facilities.

(6)   Conley & Anthony Warrants

On February 27, 2003, warrants for 300,000 shares of Stock at a price of $0.13 per share were granted to Mr. Robert Conley and Mr. Bob Anthony in consideration for their consultation and individual expertise in regard to product development and application market identification with regard to the Company's potential Sierra Kaolin(TM) and Zeolite products respectively.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ENDED DECEMBER 31, 2005- PREPARED BY MANAGEMENT (UNAUDITED)
--------------------------------------------------------------------------------

 (7)  Private Placement Warrants.

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

The proceeds of the Offering, $1,625,000 will be used to satisfy the Registrant's obligation to retire its Class A Preferred Stock (See "Kane Litigation", footnote 14(a) to the Registrant's Annual Report of Form 10-KSB for the period ending September 30, 2005 and footnote 14(a) to the Company's quarterly report for the period ending June 30, 2005) and for general working capital.

      (e)   Net Income Per Share

Net income per share (primary basis) was calculated on the primary basis of the weighted average number of common shares outstanding that totaled 40,396,601 for the period ended December 31, 2005 (2004 - 28,441,695). For the periods ended December 31, 2005 and 2004, the exercise of the options and warrants outstanding as at year-end did not have a dilutive effect on the net income per share.

      (f)   Payment of Accrued Dividends

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ENDED DECEMBER 31, 2005- PREPARED BY MANAGEMENT (UNAUDITED)
--------------------------------------------------------------------------------

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

b. On November 16, 2001, the Company entered into a Stock Purchase Agreement with SCOA ("SCOA SPA"). As a condition to the closing of the SCOA SPA, SCOA required that the Company enter into Key Man Employment Contracts ("Key Man Contracts") with Messrs. Robert E. Martin, Gary J. Novinskie and Dov Amir. The Key Man Contracts are for an initial three (3) year term. The Key Man Contracts provide for acceleration of the vesting of incentive options should the Key Man be terminated prior to the expiration of the term of the Key Man Contracts. Each of Messrs Novinskie and Amir are granted options for 500,000 shares of Company Common Stock while Mr. Martin was granted options for 1,000,000 shares of Common Stock. There are like provisions for the acceleration of the salary due each employee over the life of the Contract. (See Note 11a.) The Key Man Contract also provided for a bonus to Messrs. Novinskie and Amir of $50,000 to be paid one-half in cash and one-half in stock. (See

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ENDED DECEMBER 31, 2005- PREPARED BY MANAGEMENT (UNAUDITED)
--------------------------------------------------------------------------------

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

c. Effective August 1, 2005, the Company entered into employment contracts with Mr. Stephan V. Benediktson, Chief Executive Officer of the Company, and Mr. Nathan Trynin, Vice Chairman of the Board of Directors, copies of which are set forth on Exhibits 10.41 and 10.42 as filed with the SEC on Form 8-K on or about September 15, 2005. Under the terms of their employment agreements neither party is entitled to a salary unless and until the Company raises a minimum of $1,000,000, exclusive of debt. Once the $1,000,000 or more is raised, Mr. Benediktson's salary will be $10,000 per month and Mr. Trynin's salary will be $5,000 per month. Each of Mr. Benediktson and Mr. Trynin were given the right to acquire stock of the Company at the average of the bid and ask closing price for the five trading days prior to the effective dates of their contract. Each party exercised that right. The employment contracts also contain bonus provisions tied to the performance of the Company's stock. Mr. Benediktson and Mr. Trynin entered into Notes with the Company totaling $576,000 to cover their purchase of the stock offered by their Employment Agreements. The Notes are for one year and earn interest at the prime rate of interest charged from time to time by the PNC Bank, Philadelphia, Pennsylvania. The Company holds the stock as collateral for the notes. The stock will not be released to either Mr. Benediktson or Mr. Trynin unless and until their Notes are satisfied in full in accordance with their terms.

14.   Litigation Settlement and Pending Litigation

a. Kane v. Daleco Resources Corp., et. al. On or about January 14, 2000, Stanley B. Kane, et. al. commenced an action in the Superior Court, Los Angeles, California to enforce their right to have the Company repurchase 16,000 shares (stated value $50,000 purchase) of Series A, 10% Cumulative Preferred Stock. The Plaintiffs had the right to put the stock to the Company on August 20, 1999, which they did. Although the Company continued to pay quarterly interest on the Series A Preferred Stock, it did not redeem the shares due to its lack of liquidity. Also named in the suit were Messrs. Dov Amir (a current officer and director of the

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ENDED DECEMBER 31, 2005- PREPARED BY MANAGEMENT (UNAUDITED)
--------------------------------------------------------------------------------

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ENDED DECEMBER 31, 2005- PREPARED BY MANAGEMENT (UNAUDITED)
--------------------------------------------------------------------------------

16.       Accounting Standards

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

      During the quarter ended December 31, 2005, the Company's primary source (98%) of revenues continued to be its oil and natural gas production operations. These types of operations are influenced by a variety of factors which are beyond the control of management, such as the variability of the demand for and the pricing of crude oil and natural gas within the Company's operating areas as well as the demand and pricing, both domestically or internationally, for the Company's timber and industrial minerals. The segment's performance as measured by operating cash flows improved by roughly $164,000 from the prior year period as a result of the continuation of favorable oil and gas prices, sustained levels of production and more normal cost levels.

      During the quarter, efforts continued to complete the analytical phase of the Sierra Kaolin(TM) deposit coring program. Results to date are consistent with historical data available on the property. The Company believes that the information to be obtained from this effort is a critical component to its plans to commercialize this resource. The Company has also continued to market its Calcium Carbonate for use as ground cover under the trade name, Oro Grande Gold(TM) (trademark applied for) , and has continued its efforts to test market its crushed stone as road bases and for use in coal fired power plants.

      The Company continues to pilot market its ReNuGen (trademark applied for) product for use within the waste treatment industry. Additional testing is being conducted by third parties on the efficacy of utilizing the Company's zeolite in a variety of agricultural and environmental roles.

      All of the negotiations, testing and agreements are the result of lengthy negotiations which are necessary to break traditional barriers to accepting new and/or innovative products. The Company believes that these efforts result is expanded demand for ReNuGen(trademark applied for), its Sierra Kaolin(TM) and its Oro Grande Gold(trademark applied for) stone products.

      For the three-month period ended December 31, 2005, total operating revenues increased by $118,512 (33%) while direct operating expenses declined by $46,819 (19%) as compared with the same quarter last year. The decline in direct operating expense is associated with lower required levels of well repair activity in the Company's oil and natural gas segment and the use of existing supplies of extracted minerals to support its marketing efforts in the current quarter. For the period, the Company recorded a loss of $723,018 as compared to a loss of $527,145 for the prior fiscal year's first quarter. Roughly 96% of the current quarter's loss is directly attributable to non-cash charges recorded by the Company during the period.

Item 3 -    Controls and Procedures

            Sarbanes-Oxley Act

      On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 ("SOA"). The SOA is the first major revision to the securities laws since the enactment of the Securities Act of 1933 and the Securities and Exchange Act of 1934. The SOA, promulgated in large part in response to the collapse of Enron/Worldcom demise, covers a variety of measures all of which will not be covered here.

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

      The SOA requires that a "Disclosure Committee" be established. This committee considers the materiality of information and determines disclosure obligations on a timely basis. This committee is the Company's "watchman" for public disclosures. The Company has designated the Board of Directors as the Committee. The Company has eight employees, and four independent directors. All parties are intricately involved in the decision making processes at the Company and no disclosure or decision not to disclose information is made without the input of inside management, counsel and the Board of Directors.

      Because the drafting and approval of all the Company's reports is a collective process, the provisions of the SOA to establish an independent Disclosure Committees, a Disclosure Controls Monitor, to conduct internal drafting sessions, distribution of draft reports and dealing with internal trading policies are presently either not applicable or are already implemented, have been and are part of the Company's operating procedures.

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

Item 3      Heller Debt.

            In August 1997, the Company entered into an arrangement with Heller Financial, Inc. ("Heller") whereby Heller agreed to provide the Company with up to $15,000,000 to rework existing horizontal wells, re-complete its vertical wells as horizontal wells, and develop additional acreage. Under the terms of the agreement, all of the properties of Westlands were transferred to a newly formed limited partnership, Tri-Coastal Energy, L.P., the general partner of which is Tri-

      Coastal Energy, Inc., (Tri-Coastal) and the sole limited partner of which is Westlands. Westlands is also the sole shareholder of Tri-Coastal Energy, Inc. The amount outstanding (principal and accrued interest) under this arrangement as of September 30, 2003 and 2002, was $6,708,474 and $6,967,975, respectively. Interest on the borrowings was at prime plus 2%. Principal was paid out of 85% of the net cash flow from the properties. Additional interest was payable from 50% of the net cash flow from these properties after the payment of principal. In January 1999, Heller declared the loan to be in default, due to the pledged properties failure to generate the required interest payments. This failure was solely attributable to the low worldwide prices for oil. As a result, the full amount of the Heller Loan had been reclassified as current debt. With the recovery of oil prices, the Heller Loan had come back into compliance and on October 15, 2003, Heller declared the Heller Loan to be in full compliance. The obligations to Heller were non-recourse to the Company and payable solely out of the oil and properties pledged to Heller as collateral. By agreement between Heller and Tri-Coastal, the Termination Date of the Heller Loan was extended from October 15, 2003 until January 31, 2004. In the Company's third fiscal quarter (March through June 2003) Heller advised Tri-Coastal that it was desirous of liquidating Tri-Coastal's oil and gas properties in full satisfaction of the Heller Loan. Heller had previously wanted Tri-Coastal to sell its oil and gas properties, however, a purchase price acceptable to Heller could not be obtained.

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

ITEM 6      Exhibits and Reports on Form 8-K

            The Registrant incorporates by reference the following reports on Form 8-K:

            1. Form 8-K dated December 6, 2005 announcing filing of amended 10-QSB for the periods ended March 31, 2005 and June 30, 2005 at SEC's request.

            2. Firm Amendment to Form 8-K that was filed December 6, 2005 dated December 16, 2005.

            3. Form 8-K dated December 16, 2005 announcing amendment of exhibits to June 30, 2005 10-QSB.

            The Registrant incorporates by reference its Exhibit List as attached to its Form 10-KSB dated January 13, 2005.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    DALECO RESOURCES CORPORATION


Dated:  February 14, 2006           By:  /s/ Gary J. Novinskie
                                         --------------------------------------
                                         Gary J. Novinskie, President


      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          DALECO RESOURCES CORPORATION


Date:  February 14, 2006                  /s/ Gary J. Novinskie
                                          -------------------------------------
                                          Gary J. Novinskie
                                          President and Chief Financial Officer


Date: February 14, 2006                   /s/ Stephan V. Benediktson
                                          -------------------------------------
                                          Stephan V. Benediktson
                                          Chief Executive Officer