Form 10QSB
period 2006-03-31
DALECO RESOURCES CORP
filed 2006-05-19
CIK 746967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
                               --------------

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ______________

Commission File Number 0-12214
                       -------

                          DALECO RESOURCES CORPORATION
        ----------------------------------------------------------------
              Name of small business issue as specified in Charter

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

Number of shares outstanding of the issuer's common stock as of March 31,2006:
41,097,698 Number of shares outstanding of the issuer's Series A preferred stock as of
March 31, 2006: 0
Number of shares outstanding of the issuer's Series B preferred stock as of March 31, 2006: 185,000

                                      INDEX

                                                                            PAGE
PART I      FINANCIAL INFORMATION

ITEM 1      FINANCIAL STATEMENTS (Unaudited)
            Consolidated Balance Sheets....................................  3
            Consolidated Statements of Income (Loss).......................  5
            Consolidated Statements of Cash Flow...........................  6
            Consolidated Statements of Shareholder's Equity................  7
            Notes to Consolidated Financial Statements.....................  8

ITEM 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS...........................  32

ITEM 3      CONTROLS AND PROCEDURES.......................................  34

PART II     OTHER INFORMATION.............................................  37

ITEM 1      LEGAL PROCEEDINGS.............................................  37

ITEM 2      CHANGE IN SECURITIES..........................................  37

ITEM 3      HELLER DEBT...................................................  37

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........  40

ITEM 5      OTHER INFORMATION.............................................  41

ITEM 6      Exhibits and Reports on Form 8-K..............................  42

SIGNATURES................................................................  43

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2006--PREPARED BY
MANAGEMENT (UNAUDITED)
================================================================================
                                                             2006
ASSETS
Current Assets
      Cash Accounts                                         $  1,185,121
      C/Ds                                                       532,477
      Accounts Receivable                                        392,539
      Prepaid Mineral Royalties S/T (note 5c)                      -----
      Other Current Assets                                         3,864
                                                                   -----
                         Total Current Assets               $  2,114,001
                                                            ------------
Other Assets
       Prepaid Mineral Royalties L/T  (note 5c)                 $654,567
       Debt Placement Costs                                      928,661
       Accumulated Amortization                                 (826,456)
             Net Debt Placement Costs                            102,205
       Equity Placement Costs                                     35,750
       Accumulated Amortization Equity Costs                      (7,174)
             Net Equity Placement                                 28,576
       Securities Available for Future Sale (note 6)             114,004
       Notes Receivable (Note 13c)                               576,000
                                                            $  1,475,352
                         Total Other Assets
Fixed Assets
       Oil and Gas Properties (note 3)                      $ 12,736,232
       Accumulated DD&A                                       (8,816,851)
             Net Oil and Gas Property                          3,919,381
       Mineral Properties (note 5)                            12,609,100
       Accumulated DD&A                                         (500,000)
             Net Mineral Property                             12,109,100
       Timber Properties (note 4)                              1,028,342
       Accumulated DD&A                                       (1,028,342)
             Net Timber Property                                   -----
       Technology/Patent Rights (note 6)                       6,707,000
       Accumulated DD&A                                       (3,291,034)
             Net Tech./Patent Rights                           3,415,966
       Property, Equipment, Furniture & Fixtures                 522,708
       Accum. Depr (P, E, P &  P)                               (515,943)
             Net (P, E, P & P)                                     6,765
                                                                   -----

             Total Fixed Assets                             $ 19,451,213
                                                            ------------
                                                            $ 23,040,565
                                                            ============
             Total Assets
         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2006--PREPARED BY
MANAGEMENT (UNAUDITED)
================================================================================
                                                              2006
LIABILITIES
Current Liabilities
       Trade A/P                                            $   1,291,569
       Notes Payable (note 7 and 8d )                             140,435
       Note Due related Pty (note 8).                              45,485
       EVTS Note (note 7(f))                                      156,000
       Loans--1st Regional (note 10 b)                            100,000
       CAMI Note (note 7c)                                        514,881
       Sonata and Standard Energy  Financing (note 10a)            57,048
       Accrued Interest Expense (notes 7(c) 8 and 10)             446,833
       Accrued Dividend Expense (notes 11 and 14)               1,825,336
       Accrued Expense Reimbursements (notes 8)                   101,647
       Accrued Salary Expense (note 8)                            907,583
                                                                  -------
                                                            $   5,588,165
                                                            -------------
                           Total Current Liabilities

Long Term Liabilities
      Long Term Debt - EV&T,  (notes  7(f))                 $     553,000
                             Total Long Term Liabilities    $     553,000
                                                                 --------
                             Total Liabilities              $   6,141,165
                                                            -------------
EQUITY
      Beginning Retained Earnings                           $ (25,854,885)
      Current Period Income/(loss)                               (427,502)
      Other Comprehensive Income (Loss)                            (1,688)
      Dividends Paid (Cash & Stock)                                 -----
      Add. Paid in Capital (See Note 11)                       42,771,996
      Preferred Stock (note 11)                                     1,850
      Common Stock (note 11)                                      410,977

                                   Total Equity             $  16,900,749
                                                            -------------
                            Total Liabilities and Equity    $  23,040,565
                                                            =============


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS) FOR THE QUARTERS ENDED AND SIX MONTHS
ENDED MARCH 31, 2006 AND 2005--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================
                                                                  3 Months Ended                   6 Months Ended
                                                                  2006            2005            2006            2005
                                                                  ----            ----            ----            ----
Revenue
     O&G Sales                                                 520,760    $    394,352         932,103    $    689,092
     Royalty Receipts                                           22,505           9,670          41,741          20,794
     Mineral Sales                                               1,145           8,198           9,481          21,237
     Well Management                                            40,006          41,506          80,012          83,012
                                                          ------------    ------------    ------------    ------------
         Total revenue                                    $    584,416    $    453,726    $  1,063,337    $    814,135
                                                          ------------    ------------    ------------    ------------

Expenses
     LOE - Oil and Gas                                    $    209,977    $    123,599    $    332,168    $    314,835
     LOE - Timber                                                   --              --              --              --
     LOE--Minerals                                                 150           3,950           9,733          19,450
     Prod Tax                                                   60,551          27,807          94,197          50,638
     DD&A (Fixed Assets)                                       350,504         347,209         698,509         732,275
     Third Party Distributions                                      --              --          27,636          10,308
     General and Administrative Expenses                       257,810         199,965         460,199         362,695
     Legal and Professional Fees                                49,047          95,397         124,110         152,255
     Shareholder Information                                    26,068          13,575         32,9668          17,771
     Amortization of Debt Costs                                 31,164          24,914          62,329          49,829
     Amortization of Goodwill                                    3,054             225           5,525             450
                                                          ------------    ------------    ------------    ------------
         Total Expenses                                   $    988,325    $    836,641    $  1,847,372    $  1,710,506
                                                          ------------    ------------    ------------    ------------

Operating income (loss)                                   $   (403,909)   $   (382,915)   $   (784,035)   $   (896,371)
Other income (expenses)
     Gain on Exchange of PSNet Shares for Ostara Shares             --          40,402              --          40,402
     Interest Income                                             4,489               7           4,489               7
     Interest Expense                                          (28,082)       (168,789)        (59,573)       (207,278)
     Other Income                                                   --              --        (311,400)         24,800
                                                          ------------    ------------    ------------    ------------
         Total other income (loss), net                   $    (23,593)   $   (128,380)       (366,484)   $   (142,069)
                                                          ------------    ------------                    ------------

Loss before provision for income taxes                    $   (427,502)   $   (511,295)   $ (1,150,519)   $ (1,038,440)
Provision for income taxes                                          --              --              --              --
                                                          ------------    ------------    ------------    ------------
Net Loss (Note 10)                                        $   (427,502)   $   (511,295)   $ (1,150,519)   $ (1,038,440)
                                                          ============    ============    ============    ============


Less: Dividends on Class A and B preferred shares                   --         (36,630)             --         (83,907)
                                                          ------------    ------------    ------------    ------------

Net loss attributable to common shareholders              $   (427,502)   $   (547,925)   $ (1,150,519)   $ (1,122,347)
                                                          ------------    ============    ============    ============

Basic and Fully Diluted Net Loss per Common Share                ($.01)          ($.02)          ($.03)          ($.04)
Weighted average number of shares of
         Common shares outstanding
         Basic                                              41,097,647      28,693,043      41,097,647      28,693,043
         Diluted                                            54,520,003      38,142,622      54,520,003      38,142,622

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE QUARTERS ENDED AND SIX MONTHS
ENDED MARCH 31, 2006 AND 2005--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                                                      3 Months Ended                  6 Months Ended
                                                                      --------------                  --------------
                                                                  2006            2005            2006            2005
                                                                  ----            ----            ----            ----
Operating Activities
Net Income/( loss) for the period                         $   (427,502)   $   (511,295)   $ (1,150,519)   $ (1,038,440)
                                                          ------------    ------------    ------------    ------------
Items not affecting working capital
     Change in DD & A for period                          $    350,504    $    347,209    $    698,509    $    732,275
     Debt Amortization                                          34,218          25,139          67,854          50,279
     Gain on Debt Forgiveness                                       --              --              --              --
     Gain on Exchange of PSNet Shares for Ostara Shares             --         (40,402)             --         (40,402)
     Charge of Issuance of Securities                               --              --         311,400              --
                                                          ------------    ------------    ------------    ------------
                  Sub Total                               $    384,722    $    331,946    $  1,077,763    $    742,152
                                                          ------------    ------------    ------------    ------------
Items affecting Working Capital:
     (Increase) Decrease in other assets                  $         --    $   (171,836)   $         --    $   (212,436)
     (Increase) Decrease in accounts receivable                 92,706         (39,054)        176,782         (15,794)
     Increase (Decrease) in Trade payables                     209,968         (24,282)        481,761          83,006
     Increase.(Decrease) in other Accrued Expenses              (4,330)        102,247         (21,084)        176,464
     Gain/(loss) on Sale of Properties                              --              --              --              --
                                                          ------------    ------------    ------------    ------------
                  Sub Total                               $    298,344    $   (132,925)   $    637,459    $     31,240
                                                          ------------    ------------    ------------    ------------

Cash used for operating activities                        $    255,564    $   (312,274)   $    564,703    $   (265,048)
                                                          ------------    ------------    ------------    ------------

Investing Activities
     Sale of fixed assets                                 $    (90,135)   $    542,621    $   (110,135)   $    542,621
                                                          ------------    ------------    ------------    ------------
Cash provided from investing activities                   $    (90,135)   $    542,621    $   (110,135)   $    542,621
                                                          ------------    ------------    ------------    ------------

Financing Activities
     Increase (decrease) Notes due Related Parties        $         --    $         --    $    (25,000)   $     30,300
     Increase (decrease) Other Notes due                      (166,539)        (33,900)       (322,028)       (103,052)
     Increase (decrease) Accrued Interest                       13,089          27,881          13,789         185,942
     Increase (decrease) Accrued Dividends                          --          91,388              --        (198,242)
     Dividends Paid                                                 --        (370,785)             --        (370,785)
     Proceeds of Equity Issuance                                20,301              --          45,307         100,150
     Proceeds of L/ T Debt -                                        --              --              --              --
                                                          ------------    ------------    ------------    ------------
Cash provided from/(used for) financing activities        $   (133,149)   $   (285,416)   $   (287,932)   $   (355,687)
                                                          ------------    ------------    ------------    ------------
Net Increase/(decrease) in cash for period                $     32,280    $    (55,069)   $    166,636    $    (78,114)
                                                          ============    ============    ============    ============

Cash and cash equivalents - Beginning of Period           $  1,685,318    $    375,963    $  1,550,962    $    399,008
Cash and cash equivalents - End of Period                 $  1,717,598    $    320,894    $  1,717,598    $    320,894
                                                          ------------    ------------    ------------    ------------

Supplementary Disclosure of Non-cash Transactions
Conversion from convertible debt to common stock          $         --    $         --    $     25,000    $         --
Conversion from preferred shares to long term debt        $         --    $         --    $         --    $         --
Issuance of common stock for services performed           $     20,301    $         --    $    331,701    $    100,150
Dividends paid on preferred stock with common stock                 --    $    398,393    $         --    $    398,393
Issuance of common stock under private placement          $         --    $         --    $         --    $         --

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY FOR THE THREE MONTHS
ENDED MARCH 31, 2006- PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                                              2006
                                                    =========================
Common Stock Outstanding
        Shares
                Beginning of Period                 40,988,498
                Issued                                 109,200
                Cancelled                                    0
                                                             -
                End of Period                       41,097,698
     Value at Par ($.01/Share)                                   $    410,977

Preferred Stock Outstanding
     Shares Class "A"
                Beginning of Period                          0
                Present as Debt                              0
                End of Period                                0
Value at Par ($.01/Share)                                                  --

     Shares Class "B"
                Beginning of Period                    185,000
                Issued                                       0
                Converted to Common                          0
                Cancelled                                    0
                End of Period                          185,000
     Value at Par ($.01/Share)                                   $      1,850
                                                                 ------------
     Preferred Value at Par ($.01/Share)                         $      1,850

Additional Paid in Capital
                Beginning of Period                              $ 42,745,788
                Equity Issuance Other                                  26,208
                Excess of Redemption Amount                                --
                                                                           --
                End of Period                                    $ 42,771,996
                                                                 ------------

Accumulated Retained
Earnings/(Deficit)
                Beginning of Period                              $(25,854,885)
                Income(Loss) for Period                              (427,502)
                Other Comprehensive Income (Loss)                      (1,688)
                                                                 ------------
                Dividends (Property)                                       --
                                                                           --
                End of Period                                    $(26,284,075)

Equity
                Beginning of Period                              $ 17,302,629
                End of Period                                    $ 16,900,749
                                                                 ------------
                Change in Equity for Period                      $   (401,880)

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ENDED MARCH 31, 2006- PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

1.    CONTINUED OPERATIONS

      The financial statements have been prepared on the basis that assumes the Company is a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. For the quarter ending March 31, 2006, the Company has reported a loss of $427,502. The ability of the Company to meet its total liabilities of $6,141,165 and to continue as a going concern is dependent upon the availability of future funding, achieving profitability within its mineral segment and ongoing profitability within its oil and gas operations.

      On July 24, 2002 ("Closing Date"), the Company entered into a $10,000,000 Equity Line of Credit Agreement with Cornell Capital Partners, L.P. ("CCP"). On November 7, 2005, the Equity Line of Credit expired and the Company elected not to renew it.

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

      As of March 31, 2006, the Company and certain of its subsidiaries were in default of certain debt obligations (See Notes 7 and 8 below). The holders of these instruments are working with the Company to achieve the ultimate extinguishment of the obligations.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ENDED MARCH 31, 2006- PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ENDED MARCH 31, 2006- PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

      h.    Debt Issue Costs

      Debt issue costs represent those costs associated with the restructuring of the Heller Financial, Inc. loan and conversion to the Sonata Note in Fiscal 2004, as well as its Lucas and Kane Bridge Financings (See Note 10(a)). These costs are being amortized over the term of the Notes. As of March 31, 2006, the un-amortized debt issuance costs on the Company's books amounted to $102,205.

      i.    Cash and Cash Equivalents

      Cash and cash equivalents include cash and investments with original maturities of three months or less.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ENDED MARCH 31, 2006- PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

      j.    Fair Value of Financial Instruments

      Cash and cash equivalents, receivables, and all liabilities have fair values approximating carrying amounts. The loans are to be repaid out of net cash flows. Additional interest or profit participation is payable after the payment of principal. The fair value of all debt is based on discounted cash flow analysis.

3.    Oil and Gas and Equipment
                                                          3/31/2006
                                                          ---------

Proven lease acreage costs                              $  5,448,142


Proven undeveloped lease acreage costs                  $  1,745,810

Well costs                                              $  5,542,280
                                                        ------------
                                                        $ 12,736,232

Accumulated depletion, depreciation and amortization    ($ 8,816,851)

Residual Book Value                                     $  3,919,381

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

4.    Timber Rights

      As a result of the "in-country" economics for harvesting and ready access to available raw timber supplies through inter-entity arrangements, the Company has not renewed its concession rights. The Company is seeking to divest its timber interests.

5.    Mineral Properties

a. Clean Age Minerals Incorporated. In September 2000, the Company acquired Clean Age Minerals Incorporated ("CAMI") by way of merger with the Company's wholly owned subsidiary; Strategic Minerals, Inc. CAMI has one subsidiary, CA Properties, Inc. ("CAP").

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ENDED MARCH 31, 2006- PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

b.     Minerals and Equipment

                                                  3/31/2006
                                                  ---------
      Proven undeveloped lease costs           $ 12,609,100
      Mine development costs                              0
      Accumulated depletion and                    (500,000)
         depreciation
      Residual Book Value                      $ 12,109,100


      (1) The Company has begun to amortize its mineral properties at a nominal amortization rate of $200,000 per year subject to higher adjustments per year as production increases. During the three months ended March 31, 2006, the Company took a charge of $50,000 towards the annual amount. The Company is utilizing a modified unit-of-production basis in determining its amortization rates for its mineral properties.

c.     Prepaid Royalties.
      The Company receives a credit in the nature of "prepaid royalties" for rents paid on the Marfa Zeolite Lease, Presidio County, Texas, and a portion of the New Mexico Oro Grande Limestone Lease in Cibola County, New Mexico. During Fiscal Year 2005 operations were conducted on the Company's Sierra Kaolin(TM) deposits in Sierra County, New Mexico by TPA for the purpose of confirming the quantity and quality of the Sierra Kaolin(TM) and to provide samples to prospective customers. The Company's Calcium Carbonate properties were operated initially by the Company and, commencing in February 2005, by TPA. The Company continued production of its Zeolite for use in its sales of ReNuGen (trademark applied for) and for testing in air and purification and soil decontamination. The Company began the commercial sales of one of its CA Series Products under the "ReNuGen" (trademark applied for) in the first quarter of 2004 and continued these in Fiscal Year 2005.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ENDED MARCH 31, 2006- PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

      In a press release dated January 13, 2005, Ostara Corporation ("Ostara") announced that it had acquired PSNet. As successor in interest to PSNet, commencing on or about March 31, 2005, Ostara issued its common stock to the Registrant and its shareholders of record as of January 6, 2005 ("Record Date) in place of the PSNet Shares. In accordance with the provisions of the Asset Sale Agreement, approximately 2,050,000 shares of Ostara common stock were issued, in the nature of a special dividend, to the shareholders of record of the Registrant as of the Record Date. The Registrant received 950,000 shares of Ostara common stock that cannot be sold for a period of one year. Warrants for 15,000,000 shares of Ostara common stock were also issued under the Asset Sale Agreement. For each share of Ostara common stock issued to the Registrant's shareholders as of the Record Date, five warrants were also issued. The warrants have a term of one (1) year and have an exercise price as follows:

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ENDED MARCH 31, 2006- PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

            As of March 31, 2006, the 950,031 shares of Ostara common stock held by the Company were carried at $114,009 Since the market price for the Ostara common shares has not exceeded the prevailing warrant exercise price, the warrants associated with the transaction were not exercised by the Company and have expired in accordance with their terms.

7.    Notes Payable

a. Kane Note: On or about August 15, 2005, the Company's obligation to the Kanes was fully satisfied. (See Note 14a). The Series A Preferred Shares owned by the Kanes were reacquired by the Company and cancelled on the books of the Company.

b. July 1998 Notes: During fiscal 1998, the Company borrowed $145,000 from four (4) persons. As of March 31, 2006, all of the said Notes had been satisfied.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ENDED MARCH 31, 2006- PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

c. Clean Age Acquisition Note: Pursuant to Paragraph 5.1 of the Agreement and Plan of Merger by and among Clean Age Minerals Incorporated ("CAMI") and Strategic Minerals, Inc. ("SMI") and the Company dated September 19, 2000, obligations of CAMI to certain officers, directors and third parties were to have been satisfied by SMI or the Company within one (1) year of the merger. The indebtedness totaled (including the Martin Debt as defined in Note 8(b) below) $514,881 and was evidenced by Notes dated September 19, 2000. The Notes were due and payable on or before September 18, 2001 and provide for interest at the rate of 8% per annum. These Notes remain outstanding. As of March 31, 2006, the total amount payable on these notes is $741,431 representing principal of $514,881 and accrued but unpaid interest of $226,550.

d. Lucas Note: On or about September 1, 2004, the Company's wholly owned subsidiary, CA Properties, Inc. borrowed $40,000 from Herbert L. Lucas, an individual and former director of Clean Age Minerals, Inc. Mr. Lucas is owed additional sums from the Company's acquisition of Clean Age Minerals, Inc. in September 2000 (See Note 8(b) below). The note is due on or before August 31, 2006, and earns interest at the Prime Rate of interest charged from time to time by PNC National Bank, Philadelphia, Pennsylvania, plus 3%. Payments of principal were to have commenced on October 1, 2004 in 24 equal installments plus accrued and unpaid interest through the date of payment. In consideration for making the Loan, Mr. Lucas was granted Warrants for 20,000 shares of common stock. The exercise price of the Warrants is $0.44 per share. The warrants expire on August 31, 2006.

      As of March 31, 2006, $22,892 is owed to Mr. Lucas and is classified as short-term debt and $322 in accrued interest.

e.    May 2005 Note: On May 10, 2005, the Company  borrowed  $50,000 from four
      (4) individuals, Steven P. Roche ($20,000) and David Grady ($10,000) each of whom are employees of Tecumseh Professional Associates, Thomas Smith ($10,000) and Alfonso Knoll ($10,000). Mr. Knoll was a Director of the Company at the time of the loan and served as the Interim Chief Executive Officer of the Company from May though July 2005. Mr. Roche served as a member of the Board of Directors of the Company from July 2005 through March 2006. (See 8-k dated July 19, 2005). Each lender was given a Note for his loan by the Company. The Note matures on May 10, 2006 at an interest rate equal to the Federal Funds Rate on May 10, 2005. Additionally, each lender received 50,000 shares of Company common stock for each $10,000 lent to the Company. As of March 31,
      2006,   the  Smith  and  Grady  Notes  have  been  retired.   The  total
      outstanding principal and interest on the remaining two notes is $30,806.

 f. EV&T Note: On September 30, 2005, but effective as of September 1, 2005 ("Effective Date"), the Company entered into a Settlement Agreement with and issued a Note to its counsel, Ehmann, Van Denbergh & Trainor, P.C. ("EV&T") to resolve and deal with the Company's outstanding legal fees. As of September 1, 2005, the Company owed EV&T $825,355 for services performed, costs and expenses ("Debt"). Under the Agreement, the Company paid EV&T $25,355 and entered into a three year Note for the remainder of the Debt. The Note and Agreement provides for Debt to earn interest at the rate of five percent (5%) per annum on the outstanding balance from time to time. The Debt is to be repaid in 35 monthly installments of $13,000, commencing on October 1, 2005, with the remainder due and payable on August 1, 2008 ("Remainder Amount"). The Remainder Amount shall be paid: (1) one half in Daleco Common Stock, valued at fifty cents ($.50) per share; and (2) one-half in immediately available Federal Funds unless EV&T elects to take some or all of such balance in Daleco Common Stock valued at One Dollar ($1.00) per share. The Debt shall become immediately due and payable on a date prior to August 1, 2008 if: (x) the Company is acquired for stock or cash, whether by purchase or merger; (y) the sale of an asset of the Company for a price in excess of $5 Million Dollars; or (z) the Company raises, other than debt, an amount greater than $5 Million dollars. Should the Note go into default, the interest rate shall increase to 12% per annum and the entire outstanding principal and all accrued and unpaid interest shall immediately become payable in immediately available Federal Funds. As of March 31, 2006, the current portion of the EV&T Note is $156,000, and the long term portion is $553,000.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ENDED MARCH 31, 2006- PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

8.    Due to Related Parties

(a)   Due to Amir:

      Mr. Amir has entered into four (4) Notes with the Company as follows:

      (1) Note dated October 1, 1995, bearing interest at the rate of prime plus 3% in the principal amount of $91,062. This principal amount has been satisfied as of March 31, 2006.

      (2) Note dated October 1, 1995, bearing interest at the rate of 7% as a result of various subsequent advances to the Company. The principal amount as of March 31, 2006, is $45,485.

      (3) Note dated July 20, 1998, in the face amount of $25,000 (See Note 7(b)) bearing interest at the rate of 2% over the prime rate charged by the Huntingdon National Bank of Columbus, Ohio, through the maturity date, November 21, 1998, and 18% thereafter. This principal amount has been satisfied as of March 31, 2006.

      (4) Note dated June 17, 2002, bearing interest at the rate of 7% in the principal amount of $137,000. This principal amount has been satisfied as of March 31, 2006.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ENDED MARCH 31, 2006- PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

            As of March 31, 2006, the outstanding principal and accrued but unpaid interest on the obligations listed under numbers 1 through 4 to Mr. Amir amounted to $215,359, which includes $45,485 in principal and $170,074 in accrued interest.

      Mr. Amir was also entitled to a cash payment of $25,000 under his Key Man Contract on June 30, 2002. This bonus has not been paid (See Note 13(b)).

      Prior to conversion of his Series A Preferred Stock into common stock, Mr. Amir was entitled to have received dividends in the amount of $59,338 of which $59,338 remains outstanding as of March 31, 2006 (See Note 7(a) and
      Note 14(a)).

      As of March 31, 2006, the Company owed Mr. Amir $41,190 in un-reimbursed business expenses and $245,835 in accrued but unpaid salary.

      Mr. Amir converted $10,000 of indebtedness into 71,942 shares of Common Stock as of December 3, 2002. The conversion was at the average of the closing bid and asking price for the Common Stock for the five trading days prior to the date of conversion.

      As of March 31, 2006, the Company was indebted to Mr. Amir in the aggregate amount of $586,922

(b) Due to Martin: By virtue of the merger of Clean Age Minerals Incorporated ("CAMI") with Strategic Minerals, Inc., on September 19, 2000, Strategic Minerals, Inc. assumed the obligation of CAMI to Mr. Robert E. Martin in the amount of $134,811 ("Martin Debt"). The Martin Debt was to have been satisfied on or before September 18, 2001, but was not and remains outstanding. As of March 31, 2006, the Martin Debt amounts to $193,936 representing $134,811 in principal and $59,125 in accrued but unpaid interest (see Note 7(c)). The Martin Debt is evidenced by a Note providing for an annual rate of interest of 8%. These amounts are included in the amounts shown for the Company's obligation to the former officers and directors of Clean Age Minerals Incorporated. (See Note 7(c)). As of March 31, 2006, the Company owed Mr. Martin $245,835 in salary and $19,051 in unpaid reimbursable business expenses. As of March 31, 2006, the Company was indebted to Mr. Martin in the aggregate amount of $458,822.


(c) Due to Novinskie:. Under the terms of Mr. Novinskie's employment agreement (See Note 13(b)), Mr. Novinskie was to have received a cash bonus of $25,000 as of September 30, 2002. This bonus was not paid. As of March 31, 2006, the Company owed Mr. Novinskie $302,385 consisting of $31,546 in un-reimbursed expenses, $245,839 in salary and $25,000 in bonuses.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ENDED MARCH 31, 2006- PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

(d) Due to Erlich. In 1996, Mr. Erlich entered into an unsecured loan to the Company in the aggregate amount of $87, 543. The loan has no maturity date. The loan earns interest at the rate of 9% per annum. As of March 31, 2006, an aggregate amount of $136,625 is due Mr. Erlich. This amount consists of $87,543 in principal and $49,082 in accrued interest.

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

            On December 30, 2003, Sonata Investment Company, Ltd., ("Sonata") an affiliate of Standard Energy Company of Columbus, Ohio, purchased the Heller Loan for $605,000. Sonata simultaneously entered into an agreement with Tri-Coastal and the Company whereby Sonata would advance to Tri-Coastal/Daleco an additional $50,000 for working capital and reduce the amount of the Heller Loan to $655,000 ("Second Amended Loan Agreement"). In consideration of Sonata's reduction of the Heller Loan from $5,154,783 to $655,000, Daleco agreed to:

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ENDED MARCH 31, 2006- PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

            The Second Amended Loan Agreement provides that the Heller Loan: (i) was reduced to a three (3) year loan in the principal amount of $655,000 plus interest at the prime rates, to move, as established by the National City Bank, Columbus, Ohio, plus 3%; (ii) will be repaid out of 85% of the net revenues from Tri-Coastal's oil and gas properties, but in no event will the amount of interest and principal paid in any six month period be less than one-sixth of the original face amount of the Sonata Loan, less any prepayments, plus all accrued and unpaid interest with the full amount of the Sonata Loan plus all accrued and unpaid interest paid in full on or before December 30, 2006; (iii) 66 2/3rds of the net cash flow from production from Tri-Coastal's assets after satisfaction of the Sonata Loan; (iv) the issuance of stock and warrants as set forth above; and (v) Daleco's guaranty of the Sonata Loan.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ENDED MARCH 31, 2006- PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

      At March 31, 2006, the amount owed to Sonata under the above Loan Agreement is $57,048 which is classified as short-term debt.


      b. First Regional Bank Loan:

      In September 1998, the Company assumed a $100,000 loan with First Regional Bank when it acquired Haly Corporation. Interest is at 6.9% and the loan matures December 12, 2006. The loan is secured by the personal assets of Dov Amir, an officer and Director of the Company.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ENDED MARCH 31, 2006- PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

11.   (a)   Capital Stock
                                                                                           NUMBER OF
                                                                                            SERIES B
                                                                     NUMBER OF SERIES      PREFERRED
                                               NUMBER OF COMMON           A PREFERRED     SHARES PAR
                                              SHARES, PAR VALUE      SHARES PAR VALUE    VALUE $0.01
                                             $0.01 PER SHARE(1)   $0.01 PER SHARE (1)  PER SHARE (1)
                                             ------------------   -------------------  -------------
Balance as of March 31, 2005                         28,693,043                    0         185,000

Issued pursuant to the exercise of                    3,000,000
Options (Note 2)

Issued pursuant to Private Placement                  6,500,000
(9/05) (Note 3.b)

Issued for the payments of                              100,000
services (S-8) (Note 5)

Issued for payment of                                   250,000
financing fee (Note 3.a)

Issued pursuant to Stock Purchase                     1,800,000
Agreement under
Employment Agreements (Note 4)

Issued pursuant to the exercise of                       45,455
Warrants (Note 6)

Issued pursuant to Special Stock Award                  600,000
for Directors Services (Note 7)

Issued pursuant to Private Placement terms              109,200
For Placement Agent fees

Ending Balance as of March 31, 2006                  41,097,698                              185,000


(1) On March 16, 2006, the shareholders approved the increase in the authorized number of shares of common stock from 50,000,000 to 100,000,000 shares, par value $0.01.The Articles of Incorporation of the Company authorize 20,000,000 shares of preferred stock, par value $0.01.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ENDED MARCH 31, 2006- PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

(5) The Company issued 20,000 shares of common stock to William Smith in consideration and payment of his consulting activities pertaining to the development of the ReNuGen (trademark applied for) product. The Company issued 100,000 shares of common stock to Thomas R. Smith in consideration of his services in connection with the handling of the Company's obligation to the Kane Interests.

(6) In October 2005, Mr. Amir exercised the warrant attached to his July 1998 Note for 45, 455 shares of Common Stock. (See Footnote 7(b). The exercise price was $.55 per share.

(7) 600,000 shares of stock were granted to two directors for serving on a Special Committee of the Board of Directors to identify and recruit new management and independent directors for the Company. These shares were approved by the Shareholders at the Annual Meeting on Shareholders on March 16, 2006.

(8) Under the terms of the Company's Private Placement (see footnote 3(b) above), Placement agent fees amounting to 7% of the funds raised directly through the agent were paid in common stock to the agents. Through the close of the quarter ending March 31, 2006, a total of 109,200 shares have been issued in accordance with the placement offering terms.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ENDED MARCH 31, 2006- PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

      (b) Options and Warrants: The Company granted the following options / warrants to purchase common stock as of March 31, 2006.


                                                         Weighted
                                            Number of     Average
                                            Options /    Price per
                                             Warrants     Share
                                           ----------   ----------

Options / Warrants Outstanding -
March 31, 2005                              7,969,579   $     0.53

Employee Stock Option
Granted(1)                                    950,000
Expired
Exercised(2)                                3,000,000
Cancelled(3)                                   50,000

Stockholder warrants
Granted(4)                                  6,500,000
Expired(5)                                     81,819
Exercised (6)                                  45,455
Cancelled

Options / Warrants Outstanding -
March 31, 2006                             11,942,305   $     1.13



(1) On March 10, 2006, but effective as of January 15, 2006, the Company granted Richard A. Thibault options for 500,000 shares as part of his Employment Agreement. As a result of his being elected to the Board of Directors, Mr. Maxwell has received options for 200,000 shares under the Company's Independent Director's Incentive Stock Option Plan. An additional 250,000 options were granted to David L. Matz under his Employment Agreement dated January 23, 2006.

(2) Options for 3,000,000 shares were exercised in Fiscal 2005. These options were issued on September 18, 2000, with a five (5) year term and had an exercise price of $.25 per share. Of the options exercised, 2,381,300 were held by current officers, a director and employees of the Company. A former director or those who had purchased options from an employee held the remaining 648,700 options.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ENDED MARCH 31, 2006- PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

(3) On May 16, 2005, options for 50,000 shares awarded under the Independent Director's Incentive Stock Option Plan to Mr. Pryor were cancelled upon his resignation as a director of the Company.

(4) On September 21, 2005, the Company closed a private placement for 6,500,000 shares (See footnote 11 Common Stock above). The investors received warrants for 6,500,000 shares of common stock. These warrants are exercisable in two tranches. The first tranche consists of one warrant for one share of common stock for each two shares of common stock purchased by the investor in the private placement ("Participation Warrant"). The exercise price for the Participation Warrant is $1.00 per share. The Participation Warrant must be exercised on or before the close of business on September 20, 2006. If and only if the investor exercises the Participation Warrant, the investor will be entitled to exercise the second tranche warrant, consisting of a warrant for one share of common stock for each two shares of common stock purchased by the investor in the private placement ("Contingent Warrant"). The exercise price for the Contingent Warrant is $2.00 per share. The Contingent Warrant must be exercised on or before the close of business on September 20, 2007.

(5) On November 20, 2005, the Warrants attached to the July 1998 Notes held by two of the Note holders for a total of 81,819 shares of Common Stock expired. (See note 7(b).)

(6) In October 2005, Mr. Amir exercised his warrant for 45,455 shares of Daleco Common Stock with an exercise price of $.55 per share. (see Note 7(b)).



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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ENDED MARCH 31, 2006- PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

                                                           2006          2005
                                                           ----          ----
Net income (loss) (as reported)                         $(427,502)    $(547,925)

Stock based employee
  compensation expense determined
  under fair value based method for
  all awards                                             (100,605)      (70,089)

Pro forma net income (loss)                              (528,107)    $(618,014)
                                                        ---------     =========

Basic and diluted loss per common share
      As reported                                       $   (0.01)    $   (0.02)
      Pro forma                                         $   (0.01)    $   (0.02)


      The fair value of the options granted during the quarter ending March 31, 2006, was estimated using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate between 3.14 and 5.81%, expected life of five (5) years; and, expected volatility between 131% and 157%.

The following table summarizes information about stock options outstanding as of March 31, 2006:

                           Weighted     Weighted                  Weighted
                           Average      Average                   Average
              Options      Exercise     Remaining    Options      Exercise
Exercise      Outstanding  Price        Life (Years) Exercisable  Price
price
------------------------------------------------------------------------------
 $0.43-$1.08   3,500,000      $0.70       2.81yrs     2,350,000     $0.81

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ENDED MARCH 31, 2006- PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

      (d)   Warrants

(1)    Sumitomo Warrants

On September 15, 2004, the Company entered into the First Amendment to Master Distribution and Marketing Agreement (See Exhibit 10.36 to the Company's Annual Report) ("First Amendment"). Under the terms of the First Amendment, Sumitomo's 2,240,000 warrants were cancelled.

(2)   July 1998 Note Warrants

On July 21, 1998, a total of 263,638 warrants expiring on November 20, 2003, were granted to four persons who lent the Company a total of $145,000 in July 1998. (See Note 7b). The expiration date for these warrants was extended from November 20, 2003 to November 20, 2005 in Fiscal Year 2000. In October 2005, Mr. Amir exercised his warrants. The warrants held by two holders of the July 1998 Notes totaling 81,819 expired on November 20, 2005. (See Note 7(b)).

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ENDED MARCH 31, 2006- PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

(4)   Terra Silex Warrant

Under a Stock Purchase Agreement dated September 11, 2001 by and among the Company and Terra Silex Holding, LLC, Terra Silex was granted a warrant for 250,000 shares ("Terra Silex Warrant") at an exercise price of $1.25 The Terra Silex Warrant expires on December 31, 2006.

(5)   Smith Warrants

On September 1, 2004, the Company granted Mr. William Smith, a recognized expert in sewage treatment facilities and the processing of municipal waste, warrants for 250,000 shares of common stock at an exercise price of $.65 per share. The warrants granted to Mr. Smith expire on August 31, 2007. They were issued to Mr. Smith in consideration of his assistance and expertise in the marketing and development of the Company's potential product ReNuGen(trademark applied for) used in sewage waste facilities.

(6)   Conley & Anthony Warrants

On February 27, 2003, warrants for 300,000 shares of Stock at a price of $0.13 per share were granted to Mr. Robert Conley and Mr. Bob Anthony in consideration of their consultation and individual expertise in regard to product development and application market identification with regard to the Company's potential Sierra Kaolin(TM) and Zeolite products respectively.

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

The shares issued under the Offering and upon the exercise of the Warrants will be unregistered, will bear a restrictive legend and are subject to certain piggyback registration rights and demand registration rights.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ENDED MARCH 31, 2006- PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

The proceeds of the Offering, $1,625,000 will be used to satisfy the Registrant's obligation to retire its Class A Preferred Stock (See "Kane Litigation", footnote 14(a) to the Registrant's Annual Report of Form 10-KSB for the period ending September 30, 2005 and footnote 14(a) to the Company's quarterly report for the period ending June 30, 2005) and for general working capital.

      (e)   Net Income Per Share

Net income per share (primary basis) was calculated on the primary basis of the weighted average number of common shares outstanding that totaled 41,097,647 for the period ended March 31, 2006 (2005 - 28,693,043). For the periods ended March 31, 2006 and 2005, the exercise of the options and warrants outstanding as at year-end did not have a dilutive effect on the net income per share.

      (f)   Payment of Accrued Dividends

There were no cash dividend payments on either Series of Preferred Stock. A total of 552,950 shares of common stock were issued to the holders of the 8% Cumulative Convertible Preferred Stock (Series "B") ("CAMI Preferred") issued in the acquisition of CAMI in satisfaction of accrued dividends during fiscal 2004. See also Note 14(b), regarding payment of accrued dividends on the Series A Preferred Stock held by the Kanes through September 30, 2003.

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

13.   Employment Contracts and Commitments

a. In connection with the acquisition of Sustainable Forest Industries, Inc., and under a Management Agreement dated April 17, 1995, the Company agreed to engage two key officers for a period of seven years ending April 17, 2002. The two key officers were entitled to a base salary of $75,000 plus additional incentive payments each based upon a percentage of net income of Sustainable. At the time of termination for any reason, each of the key officers is entitled to a severance payment equal to the total of the annual base salary plus additional annual incentive payments he is then receiving multiplied by the remaining years, or portions thereof, of the contract period. During fiscal 1997, the Company reached a settlement with one of the officers in the total amount of $60,000 to be paid at $5,000 per month through February 1998. The one remaining SFI employment contract expired in accordance with its terms on April 17, 2002 and was not renewed. The Company retains the services of the employee. As of June 30, 2002, Mr. Novinskie and Mr. Amir's employment contracts provided for bonuses of $50,000 each to be paid one-half in common stock and one-half in cash. The price of the stock to be issued was determined by taking the closing average of the bid and asked price for the Company's stock for the five (5) trading days preceding June 30, 2002. (See Note 13(b) below).

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ENDED MARCH 31, 2006- PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

c. Effective August 1, 2005, the Company entered into employment contracts with Mr. Stephan V. Benediktson, Chief Executive Officer of the
      Company, and Mr. Nathan Trynin, Vice Chairman of the Board of Directors, copies of which are set forth on Exhibits 10.41 and 10.42 as filed with the SEC on Form 8-K on or about September 15, 2005. Under the terms of their employment agreements neither party is entitled to a salary unless and until the Company raises a minimum of $1,000,000, exclusive of debt. Once the $1,000,000 or more is raised, Mr. Benediktson's salary will be $10,000 per month and Mr. Trynin's salary will be $5,000 per month. Each of Mr. Benediktson and Mr. Trynin was given the right to acquire stock of the Company at the average of the bid and ask closing price for the five trading days prior to the effective dates of their contracts. Each party exercised that right. The employment contracts also contain bonus provisions tied to the performance of the Company's stock. Mr. Benediktson and Mr. Trynin entered into Notes with the Company totaling $576,000 to cover their purchase of the stock offered by their Employment Agreements. The Notes are for one year and earn interest at the prime rate charged from time to time by the PNC Bank, Philadelphia, Pennsylvania. The Company holds the stock as collateral for the notes. The stock will not be released to either Mr. Benediktson or Mr. Trynin unless and until their Notes are satisfied in full in accordance with their terms.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ENDED MARCH 31, 2006- PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

d. On March 10, 2006, but effective as of January 15, 2006, the Company entered into an Employment Agreement with Richard A. Thibault. Mr. Thibault joined the Company as Vice President - Minerals. Under the terms of the Agreement, in addition to his base salary, Mr. Thibault was granted options for 500,000 shares at an exercise price equal to the then market price of the Company's common stock. On January 23, 2006, the Company entered into an Employment Agreement with David L. Matz. Mr. Matz joined the Company as Vice President - Oil & Gas. Under the terms of the Agreement, in addition to his base salary, Mr. Matz was granted options for 250,000 shares at an exercise price equal to the then market price of the Company's common stock.

14.   Litigation Settlement and Pending Litigation

a. Kane v. Daleco Resources Corp., et. al. On or about January 14, 2000, Stanley B. Kane, et. al. commenced an action in the Superior Court, Los Angeles, California to enforce their right to have the Company repurchase 16,000 shares (stated value $50,000 purchase) of Series A, 10% Cumulative Preferred Stock. The Plaintiffs had the right to put the stock to the Company on August 20, 1999, which they did. Although the Company continued to pay quarterly interest on the Series A Preferred Stock, it did not redeem the shares. Also named in the suit were Messrs. Dov Amir (a current officer and director of the Company) and Mr. Louis Erlich (who was an officer and director of the Company at the time of the issuance of the Series A Preferred Stock) who had given personal guaranties to the Plaintiffs.

      Mr. Amir satisfied his obligation under his guaranty to purchase one-half or 8,000 shares from the Plaintiffs. The Company entered into Stipulation for the Entry of Final Judgment and Judgment thereon as to Daleco Resources Corporation, pursuant to which the Company had until August 1, 2001, to redeem the remaining 8,000 shares for $400,000 plus accrued interest through the date of settlement at a rate of 10% per annum. The Kanes granted the Company an extension of the August 1, 2001, date on a month-to-month basis. On December 7, 2001, the Company paid the Kanes $90,000 representing all accrued and unpaid dividends on the Series A Preferred Stock through December 31, 2001. The Company has paid all dividends due and payable to the Kanes for periods through the fiscal quarter ending March 31, 2003. The Company satisfied its obligation to the Kanes by payment of $643,819.32 in August 2005. As a result of the satisfaction of this judgment, the 8,000 shares of Series A Preferred Stock held by the Kanes was returned to and cancelled.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ENDED MARCH 31, 2006- PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

      Mr. Erlich has filed a Cross Complaint against the Company for payment of his obligation under his guarantee. With the satisfaction of the Kane Litigation, Mr. Erlich's Cross Complaint was dismissed.

b.    Erlich Litigation:
      On February 5, 2004, Mr. Erlich commenced an action in the Superior Court of the State of California Beverly Hills District, Case No: SC080498 against the Company demanding payment of an unsecured loan to the Company in the principal amount of $98, 048. The loan has no maturity date. On March 24, 2004, Mr. Erlich withdrew the Complaint without prejudice, but reserved the right to re-file his complaint should the loan not be satisfied by January 1, 2005. The Company believes the complaint to be without merit. However, should the funds be available to satisfy Mr. Erlich's loan as well as other obligations of the Company, the Company intends to satisfy all of its indebtedness in full.

15.   Acquisitions/Mergers

      During the quarter ended March 31, 2006, the Company acquired the interests of certain minority working interest holders in the oil and gas properties which it operates. The acquisition of these interests are recorded on the Company's book at cost.

16.   Accounting Standards

      In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets, and certain obligations that can be settled with shares of stock.

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

      All phases of the Company's operations are subject to influences outside of the Company's control. Any one, or a combination, of these factors could materially affect the results of the Company's operations. These factors include: competitive pressures, inflation, trade restrictions, interest rate fluctuations and other capital market conditions, weather, futures and options trading in, and the availability of, natural resources and services from other sources. Forward-looking statements are made by or on behalf of the Company's knowledge of its business and the environment in which it operates, but because of the factors listed above, as well as other environmental factors over which the Company has no control, actual results may differ from those in the forward-looking statements. Consequently, all of the forward-looking statements made are qualified in their entirety by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effect on the business and/or operations of the Company.


      During the quarter ended March 31, 2006, the Company's operating revenues were derived from its oil and natural gas production operations. These types of operations are influenced by a variety of factors which are beyond the control of management, such as the variability of the demand for and the pricing of crude oil and natural gas within the Company's operating areas as well as the demand and pricing, both domestically and internationally,. The segment's net operating cash flows reached a level of $312,743 during the quarter ended March 31, 2006. This represents a gain of roughly 48% ($101,633) from the prior year's period. This gain is the result of the continuation of favorable oil and gas prices, sustained levels of production and controlled cost levels.

      During the quarter, efforts continued to complete the analytical phase of the Sierra Kaolin(TM) deposit coring program. The completion of this work has lagged expectations primarily as a result of the high demand for analytical lab services within the mineral sector. However, the results obtained to date are consistent with historical data available on the property. As previously stated, the Company believes that the information to be obtained from this analytical effort is a critical component to its plans to commercialize this resource. The Company continues to market its Calcium Carbonate for use as ground cover under the trade name, Oro Grande Gold(TM) (trademark applied for), and has continued its efforts to test -market its crushed stone for road base and for use in coal fired power plants. The results of these efforts have been mixed as a result of demand and the availability of competing products.

      The Company continues to pilot market its ReNuGen (trademark applied for) product for use within the waste treatment industry. Efforts are now being made to expand the marketing efforts. Additional testing is being conducted by third parties on the efficacy of utilizing the Company's zeolite in a variety of agricultural, industrial and environmental roles.

      The efforts to introduce its mineral products into the established and or emerging markets all require lengthy negotiations and testing. The Company believes that these efforts are necessary to break the traditional market barriers and to foster the acceptance of its new and/or innovative products such as its ReNuGen (trademark applied for), its Sierra Kaolin(TM) and its Oro Grande Gold (trademark applied for) stone products.

      For the three-month period ended March 31, 2006, total combined operating revenues increased by 29% ($130,690) while combined direct operating expenses increased by 74% ($15,322) as compared with the same quarter last year. The increase in direct operating expense is associated primarily with increased levels of well repair activity in the Company's oil and natural gas segment in response to the higher product prices within the energy sector. . Net interest expense for the quarter continued to decline as a result of the Company's ongoing efforts to reduce debt levels. The current quarter's interest expense of $23,593 represents a decrease of roughly 86% from the prior fiscal year's second quarter. The Company's general and administrative expenses increased by approximately 8% to a level of $332,925 during the quarter ended March 31, 2006. This increase is directly attributable to staff additions and increased activity within the Company's operating segments. For the period, the Company recorded a loss of $427,502 as compared to a loss of $511,295 for the prior fiscal year's second quarter. Roughly 90% of the current quarter's loss is directly attributable to non-cash charges recorded by the Company during the period.

      Liquidity and Capital Resources.

            The Company's capital requirements have been and will continue to be significant. Historically, the Company's cash requirements have exceeded cash flow from operations. With the increase in the price for oil and gas, the Company's cash requirements have substantially improved. However, as an exploration and production company, the Company will always be in need of and in search of additional capital for exploitation of existing assets and acquisition of new assets.

            The Company has historically satisfied its working capital requirements from its oil and gas production, limited sales of its Calcium Carbonate and the issuance of equity and debt securities. The Company has borrowed to finance acquisitions or the refinancing of existing debt. Other than loans from officers and Directors, the Company has refrained from incurring third party debt. Although for a period of three years the Company had an equity line of credit available to it, the Company never borrowed under this line and allowed it to expire in November 2005.

            In September 2005, the Company completed an offering of units consisting of one share of stock at $.25 per share and warrants for two shares of stock, one at $1.00 per share and the second at $2.00 a share. This offering raised the Company approximately $1,600, 000 and resulted in 6,500,000 shares being issued. As a result of this offering and the increased prices received from the sale of the Company's oil and gas, the Company has been able to satisfy and reduce outstanding debt and have sufficient revenues to meet the Company's working capital requirements.

            Since the Company is always looking to acquire and expand its oil and gas activities, should a favorable acquisition become available, the Company will have to obtain either equity or debt financing to cover that acquisition. Likewise, the Company might be required to provide financing for the development of its Sierra Kaolin(TM) deposits in accordance its Operating Agreement with Tecumseh Professional Associates, Inc.


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

      Because the drafting and approval of all the Company's reports is a collective process, the provisions of the SOA to establish an independent Disclosure Committee, a Disclosure Controls Monitor, to conduct internal drafting sessions, distribution of draft reports and dealing with internal trading policies are presently either not applicable or are already implemented, have been and are part of the Company's operating procedures.

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

Item 1.     Legal Proceedings

            None.
            -----

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

            In October 2003, Terra Silex Holdings, Inc., exercised its rights under Paragraph 6.3 of the Terra Silex Stock Acquisition Agreement, dated September 11, 2001 ("Terra Silex Agreement"). Paragraph 6.3, of the Terra Silex Agreement gives Terra Silex the right to acquire additional shares of Daleco common stock if Daleco were to sell more than 500,000 shares in one block. The conversion of the Cornell Capital debenture was the event that triggered Terra Silex's right under Paragraph 6.3 Terra Silex purchased 220,169 shares at a price of $.117 per share.

            Effective September 15, 2004, the Company entered into the First Amendment to the Master Distribution and Marketing Agreement ("First Amendment") with Sumitomo Corporation of America ("Sumitomo"). (See the Company's Form 8-K dated September 15, 2004). Under the First Amendment, the warrants to purchase up to 1,700,000 shares of the Company's common stock granted in the Company's Stock Purchase Agreement with Sumitomo dated as of November 16, 2001, and the warrants to purchase up to 540,000 shares of the Company's common stock granted in the Company's Master Distribution and Marketing Agreement with Sumitomo dated as of November 16, 2001, were cancelled.

Item 3      Heller Debt.

            In August 1997, the Company entered into an arrangement with Heller Financial, Inc. ("Heller") whereby Heller agreed to provide the Company with up to $15,000,000 to rework existing horizontal wells, re-complete its vertical wells as horizontal wells, and develop additional acreage. Under the terms of the agreement, all of the properties of Westlands were transferred to a newly formed limited partnership, Tri-Coastal Energy, L.P., the general partner of which is Tri-Coastal Energy, Inc., (Tri-Coastal) and the sole limited partner of which is Westlands. Westlands is also the sole shareholder of Tri-Coastal Energy, Inc. The amount outstanding (principal and accrued interest) under this arrangement as of September 30, 2003 and 2002, was $6,708,474 and $6,967,975,
      respectively. Interest on the borrowings was at prime plus 2%. Principal was paid out of 85% of the net cash flow from the properties. Additional interest was payable from 50% of the net cash flow from these properties after the payment of principal. In January 1999, Heller declared the loan to be in default, due to the pledged properties' failure to generate the required interest payments. This failure was solely attributable to the low worldwide prices for oil. As a result, the full amount of the Heller Loan had been reclassified as current debt. With the recovery of oil prices, the Heller Loan had come back into compliance and on October 15, 2003, Heller declared the Heller Loan to be in full compliance. The obligations to Heller were non-recourse to the Company and payable solely out of the oil and properties pledged to Heller as collateral. By agreement between Heller and Tri-Coastal, the Termination Date of the Heller Loan was extended from October 15, 2003 until January 31, 2004. In the Company's third fiscal quarter (March through June 2003) Heller advised Tri-Coastal that it was desirous of liquidating Tri-Coastal's oil and gas properties in full satisfaction of the Heller Loan. Heller had previously wanted Tri-Coastal to sell its oil and gas properties; however, a purchase price acceptable to Heller could not be obtained.

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



Item 4            Submission of Matters to a Vote of Security Holders.

                  On March 16, 2006, the Company held its Annual Meeting of Shareholders. At the Annual Meeting, the following matters were voted upon.

I. ELECTION OF DIRECTORS for a term expiring in 2007:

--------------------------------------------------------------------------------
Name of Nominee                    For              Against          Abstain
--------------------------------------------------------------------------------
Dov Amir                       29,747,109              0            1,922,804
--------------------------------------------------------------------------------
Stephan V. Benediktson         29,324,373              0            2,372,540
--------------------------------------------------------------------------------
Nathan K. Trynin               29,324,373              0            2,372,540
--------------------------------------------------------------------------------
Lord Gilbert [John]            27,649,353              0            4,047,560
--------------------------------------------------------------------------------
William Pipkin                 29,109,572              0            2,587,341
--------------------------------------------------------------------------------
Charles T. Maxwell             30,016,853              0            1,680,060
--------------------------------------------------------------------------------

II. Proposal to RATIFY THE SELECTION OF Vasquez & Company, CPA, as the Company's Independent Registered Public Accountants for Fiscal Year 2006.


               FOR                  AGAINST                 ABSTAIN

            31,649,286               46,659                   968

III. Proposal to APPROVE THE INCREASE in the authorized number of shares of Common Stock from 50,000,000 shares to 100,000,000 shares.


               FOR                  AGAINST                 ABSTAIN

            31,649,286              3,303,689               592,354

IV. Proposal to RATIFY STOCK AWARD of 300,000 shares of Common Stock to the members of the Special Committee of the Board of Directors.

               FOR                  AGAINST                 ABSTAIN

            10,478,165              6,373,630               414,012


Item 5            Other Information:


                  The Company's common stock was trading on the Over the Counter Market, Bulletin Board ("OTCBB"). On December 12, 2004, the Company's securities were assigned to trade on the "Pink Sheets Market." This change was the result of the Company's filing its re-audited financial statements for the fiscal year ended September 30, 2003, late. The refiling of the Company's 2003 audited statements was necessitated by the Company's prior auditor's not being qualified under the PCAOB (as required by the Sarbanes-Oxley Act of 2002) at the time of the issuance of the Company's financial statements in January 2004. (See the Company's Form 8-K's dated September 14, 2004, and December 2, 2004.) The Company has subsequently filed all required financial statements and has taken and continues to take steps to return its securities to the OTCBB market. The Company has never received official written notice from any party as to the formal removal of its securities from the OTCBB and only learned of this move from securities traders.

ITEM 6      Exhibits and Reports on Form 8-K

            The Registrant incorporates by reference the following reports on Form 8-K:

            1. Form 8-K dated March 13, 2006 announcing the appointment of Richard A. Thibault as Vice President of the Company. A copy of Mr. Thibault's Employment Contract is attached as Exhibit 10.44 to the Registrant's Exhibit List.

            The Registrant incorporates by reference its Exhibit List as attached to its Form 10-KSB dated January 13, 2006.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              DALECO RESOURCES CORPORATION


Dated:  May 19, 2006          By:   /s/ Gary J. Novinskie
                                 ---------------------------------------------
                                    Gary J. Novinskie, President


      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          DALECO RESOURCES CORPORATION


Date:  May 19, 2006                            /s/ Gary J. Novinskie
                                          ------------------------------------
                                          Gary J. Novinskie
                                          President and Chief Financial Officer


Date: May 11, 2006                             /s/ Stephan V. Benediktson
                                          --------------------------------------
                                          Stephan V. Benediktson
                                          Chief Executive Officer

                                  CERTIFICATION


      I, Gary J. Novinskie, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of Daleco Resources Corporation for the quarter ended March 31, 2006.

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

Date:  May 19, 2006                             /s/ Gary J. Novinskie
                                          ------------------------------------
                                          Gary J. Novinskie
                                          President and Chief Financial Officer

                                  CERTIFICATION


      I, Stephan V. Benediktson, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of Daleco Resources Corporation for the quarter ended March 31, 2006.

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

Date:  May 11, 2006                             /s/ Stephan V. Benediktson
                                          ------------------------------------
                                          Stephan V. Benediktson
                                          Chief Executive Officer

In connection with the Quarterly Report of Daleco Resources Corporation (the "Company") on Form 10-QSB for the period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephan
V. Benediktson, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                                                /s/ Stephan V. Benediktson
                                          ------------------------------------
                                          Stephan V. Benediktson
                                          Chief Executive Officer
                                          May 11, 2006

In connection with the Quarterly Report of Daleco Resources Corporation (the "Company") on Form 10-QSB for the period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gary J. Novinskie, President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

      (3) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (4) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                                                /s/ Gary J. Novinskie
                                          ------------------------------------
                                          Gary J. Novinskie
                                          President and Chief Financial Officer
                                          May 19, 2006