Form 10QSB
period 2006-06-30
DALECO RESOURCES CORP
filed 2006-08-14
CIK 746967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ______________

Commission File Number 0-12214

                          DALECO RESOURCES CORPORATION
              Name of small business issue as specified in Charter

                 Nevada                                 23-2860734
    (State or other jurisdiction of        (IRS Employer Identification Number)
     incorporation or organization)

        120 North Church Street
    West Chester, Pennsylvania 19380                  (610) 429-1258
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

Number of shares outstanding of the issuer's common stock as of June 30, 2006:
41,184,624

Number of shares outstanding of the issuer's Series A preferred stock as of June 30,, 2006: 0

Number of shares outstanding of the issuer's Series B preferred stock as of June 30, 2006: 175,000

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS (Unaudited)
          Consolidated Balance Sheet.....................................      3
          Consolidated Statements of Income (Loss).......................      5
          Consolidated Statements of Cash Flow...........................      6
          Consolidated Statements of Shareholder's Equity................      8
          Notes to Consolidated Financial Statements.....................      9

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS..........................     35

ITEM 3    CONTROLS AND PROCEDURES........................................     39

PART II   OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS..............................................     40

ITEM 2    CHANGE IN SECURITIES...........................................     40

ITEM 3    HELLER DEBT....................................................     41

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............     43

ITEM 5    OTHER INFORMATION..............................................     43

ITEM 6    Exhibits and Reports on Form 8-K...............................     44

SIGNATURES...............................................................     45

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEET AS JUNE 30, 2006--PREPARED BY
MANAGEMENT (UNAUDITED)

                                                                      2006
                                                                   -----------
ASSETS

Current Assets
  Cash Accounts                                                    $   899,277
  C/Ds                                                                 211,080
  Accounts Receivable                                                  333,244
  Prepaid Mineral Royalties S/T (note 5(c)                                  --
  Other Current Assets                                                   8,814
                                                                   -----------
      Total Current Assets                                         $ 1,452,415
                                                                   -----------
Other Assets
  Prepaid Mineral Royalties L/T (note 5(c))                        $   654,567
  Debt Issue Costs (note 2(g))                                         928,661
  Accumulated Amortization                                            (857,621)
    Net Debt Issue Costs                                                71,040
  Equity Placement Costs                                                35,750
  Accumulated Amortization Equity Costs                                (10,228)
                                                                   -----------
    Net Equity Placement                                                25,522
                                                                   -----------
  Securities Available for Future Sale (note 6)                         76,002
                                                                   -----------
  Notes Receivable (note 13(c))                                        576,000
                                                                   -----------
      Total Other Assets                                           $ 1,403,131
                                                                   -----------
Fixed Assets
  Oil and Gas Properties (note 3)                                  $12,761,614
  Accumulated DD&A                                                  (8,979,768)
    Net Oil and Gas Property                                         3,781,846
  Mineral Properties (note 5)                                       12,609,100
  Accumulated DD&A                                                    (550,000)
    Net Mineral Property                                            12,059,100
  Timber Properties (note 4)                                         1,028,342
  Accumulated DD&A                                                  (1,028,342)
    Net Timber Property                                                     --
  Technology/Patent Rights (note 6)                                  6,707,000
  Accumulated DD&A                                                  (3,435,397)
    Net Tech./Patent Rights                                          3,271,603
  Property, Equipment, Furniture & Fixtures                            522,708
  Accum. Depr (Property, Equipment, Furniture & Fixtures)             (516,363)
    Net (Property, Equipment, Furniture & Fixtures)                      6,345
                                                                   -----------
    Total Fixed Assets                                             $19,118,894
                                                                   -----------
    Total Assets                                                   $21,974,440
                                                                   ===========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEET AS JUNE 30, 2006--PREPARED BY
MANAGEMENT (UNAUDITED)

                                                                       2006
                                                                   ------------
LIABILITIES

Current Liabilities
  Trade A/P                                                        $    884,790
  Notes Payable (notes 7 and 8(d) )                                      96,689
  Note Due related Party (note 8)                                        45,485
  EV&T Note (note 7(f))                                                 156,000
  Loans--1st Regional (note 10 (b))                                     100,000
  CAMI Note (note 7(c))                                                 514,881
  Sonata and Standard Energy Financing (note 10(a))                          --
  Accrued Interest Expense (notes 7(c), 8 and 10)                       458,918
  Accrued Dividend Expense (notes 11 and 14)                          1,816,679
  Accrued Expense Reimbursements (note 8)                               107,234
  Accrued Salary Expense (note 8)                                       907,583
                                                                   ------------
    Total Current Liabilities                                      $  5,088,259
                                                                   ------------

Long Term Liabilities
  Long Term Debt - EV&T, (note 7(f))                               $    512,050
      Total Long Term Liabilities                                  $    512,050
                                                                   ------------
      Total Liabilities                                            $  5,600,309
                                                                   ------------
EQUITY
  Beginning Retained Earnings                                      $(26,284,075)
  Current Period Income/(loss)                                         (497,272)
  Other Comprehensive Income (Loss)                                     (38,002)
  Dividends Paid (Cash & Stock)                                              --
  Add. Paid in Capital (note 11)                                     42,779,884
  Preferred Stock (note 11)                                               1,750
  Common Stock (note 11)                                                411,846

      Total Equity                                                 $ 16,374,131
                                                                   ------------
    Total Liabilities and Equity                                   $ 21,974,440
                                                                   ============

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS) FOR THE QUARTERS ENDED AND NINE MONTHS ENDED JUNE 30, 2006 AND 2005--PREPARED BY MANAGEMENT (UNAUDITED)

                                                         3 Months Ended June 30       9 Months Ended June 30
                                                       -------------------------   --------------------------
                                                           2006          2005          2006          2005
                                                       -----------   -----------   -----------   ------------
Revenue
  O&G Sales                                            $   482,835   $   338,090   $ 1,414,938   $  1,027,182
  Royalty Receipts                                          14,775        11,728        56,516         32,521
  Mineral Sales                                              2,539        10,653        12,020         31,890
  Well Management                                           40,006        41,506       120,018        124,518
    Total revenue                                      $   540,155   $   401,977   $ 1,603,492   $  1,216,111
                                                       -----------   -----------   -----------   ------------

Expenses
  LOE - Oil and Gas                                    $   204,136   $   166,625   $   536,304   $    481,459
  LOE--Timber                                                   --            --            --             --
  LOE--Minerals                                              1,319         9,262        11,053         28,712
  Prod Tax                                                  46,523        28,332       140,720         78,970
  DD&A (Fixed Assets)                                      357,700       347,209     1,056,209      1,079,484
  Third Party Distributions                                     --        17,588        27,636         27,897
  General and Administrative Expenses                      236,810       161,564       697,009        524,259
  Legal and Professional Fees                               65,524        69,714       189,634        221,968
  Shareholder Information                                   16,427         6,069        49,393         23,841
  Amortization of Debt Issue Costs                          31,164        26,998        93,493         76,826
  Amortization of Equity Costs                               3,054           225         8,579            675
    Total Expenses                                     $   962,657   $   833,586   $ 2,810,029   $  2,544,091
                                                       -----------   -----------   -----------   ------------

Operating income (loss)                                $  (422,502)  $  (431,609)  $(1,206,538)  $ (1,327,980)

Other income (expenses)
  Gain on Exchange of PSNet Shares for Ostara Shares            --            --            --         40,402
  Interest Income                                            1,559            --         6,048              7
  Interest Expense                                         (23,658)      (33,570)      (83,231)      (240,848)
  Other Income                                                  --            --      (311,400)        24,800
    Total other income (loss), net                     $   (22,099)  $   (33,570)  $  (388,583)  $   (175,639)
                                                       -----------   -----------   -----------   ------------

Loss before provision for income taxes                 $  (444,601)  $  (465,179)  $(1,595,121)  $ (1,503,619)
Provision for income taxes                                 (52,671)           --       (52,671)            --
Net Loss (note 10)                                     $  (497,272)  $  (465,179)  $(1,647,792)  $ (1,503,619)
                                                       ===========   ===========   ===========   ============

Less: Dividends on Class A and B preferred shares               --            --            --        (83,907)

Net loss attributable to common shareholders           $  (497,272)  $  (465,179)  $(1,647,792)  $ (1,587,526)
                                                       ===========   ===========   ===========   ============

Basic and Fully Diluted Net Loss per Common Share            ($.01)        ($.02)        ($.04)         ($.06)
Weighted average number of shares of
    Common shares outstanding
    Basic                                               41,126,355    29,456,779    40,849,217     28,862,918
    Diluted                                             54,522,286    38,254,710    53,899,510     38,095,281

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE QUARTERS ENDED AND NINE MONTHS ENDED JUNE 30, 2006 AND 2005--PREPARED BY MANAGEMENT (UNAUDITED)

                                                                       3 Months Ended June 30        9 Months Ended June 30
                                                                     --------------------------    --------------------------
                                                                        2006           2005           2006           2005
                                                                     -----------    -----------    -----------    -----------
Operating Activities
Net Income/(loss) for the period                                     $  (497,272)   $  (465,179)   $(1,647,792)   $(1,503,619)
                                                                     -----------    -----------    -----------    -----------
Items not affecting working capital
  Change in DD & A for period                                        $   357,700    $   347,209    $ 1,056,209    $ 1,079,484
  Amortization of Debt Issue Costs                                        25,639         27,223         93,493         77,501
  Gain on Debt Forgiveness                                                 8,579             --          8,579             --
  Gain on Exchange of PSNet Shares for Ostara Shares                          --             --             --        (40,402)
  Charge for Issuance of Securities                                           --             --             --             --
  Non-Cash Charge for Issuance of Securities                                  --             --        311,400             --
    Sub Total                                                        $   391,918    $   374,432    $ 1,469,681    $ 1,116,583
                                                                     -----------    -----------    -----------    -----------
Items affecting Working Capital:

  (Increase) Decrease in other assets                                $    (4,950)   $   (45,431)   $    (4,950)   $  (227,867)
  (Increase Decrease in Pre-paid Royalties                                    --             --             --        (30,000)
  (Increase) Decrease in accounts receivable                              59,295         (5,175)       236,077        (20,969)
  Increase (Decrease) in Trade payables                                 (406,778)       274,051         74,983        357,058
  Increase.(Decrease) in other Accrued Expenses                            5,587         75,921        (15,497)       252,382
  Gain/(loss) on Sale of Properties                                           --             --             --             --
    Sub Total                                                        $  (346,846)   $   299,366    $   290,613    $   330,604
                                                                     -----------    -----------    -----------    -----------

Cash Provided from (used for) operating activities                   $  (452,201)   $   208,619    $   112,502    $    56,432
                                                                     -----------    -----------    -----------    -----------

Investing Activities

  Sale of Fixed Assets                                               $        --    $        --    $        --    $   542,621
  Leasing, Acquisition and Well Costs Incurred                           (25,382)            --       (135,517)            --
Cash provided from (used for) investing activities                   $   (25,382)   $        --    $  (135,517)   $   542,621
                                                                     -----------    -----------    -----------    -----------

Financing Activities

  Increase (decrease) Notes due Related Parties (Note 7(b))          $        --    $  (240,800)   $   (25,000)   $  (210,500)
  Payment on Other Notes due (See Note 7)                               (141,744)        (9,208)      (463,772)      (112,259)
  Increase (decrease) Accrued Interest                                    12,086        (15,836)        25,875        170,107
  Increase (decrease) Accrued Dividends                                       --             --             --       (198,241)
  Dividends Paid                                                              --             --             --       (370,785)
  Proceeds of Equity Issuance                                                 --        300,000         45,307        400,150
  Proceeds of L/ T Debt                                                       --             --             --             --
Cash provided from (used for) financing activities                   $  (129,658)   $    34,156    $  (417,590)   $  (321,528)
                                                                     -----------    -----------    -----------    -----------
Net Increase/(decrease) in cash for period                           $  (607,241)   $   242,775    $  (440,605)   $   164,661

Cash and cash equivalents - Beginning of Period                      $ 1,717,598    $   320,894    $ 1,550,962    $   399,008
Cash and cash equivalents - End of Period                            $ 1,110,357    $   563,669    $ 1,110,357    $   563,669
                                                                     -----------    -----------    -----------    -----------

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE QUARTERS ENDED AND NINE MONTHS ENDED JUNE 30, 2006 AND 2005--PREPARED BY MANAGEMENT (UNAUDITED)

                                                                  3 Months Ended        9 Months Ended
                                                                     June 30               June 30
                                                               -------------------   -------------------
                                                                 2006       2005       2006       2005
                                                               --------   --------   --------   --------
Supplemental Information

Interest Paid                                                  $ 11,573   $ 49,406   $ 57,357   $ 70,741

Income Taxes paid                                              $ 52,671   $     --   $ 52,671   $     --

Supplementary Disclosure of Non-cash Transactions

Conversion from convertible debt to common stock               $     --   $     --   $ 25,000   $     --
Issuance of common stock for services performed                $     --   $ 50,000   $331,701   $150,150
Payment of dividends in-kind                                   $  8,658   $     --   $  8,658   $370,785
Conversion of debt to equity                                   $     --   $250,000   $     --   $250,000
Conversion from preferred stock to common stock (Note 11(a))   $100,000   $     --   $100,000   $     --

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY FOR THE THREE MONTHS ENDED JUNE 30, 2006--PREPARED BY MANAGEMENT (UNAUDITED)

                                                            2006
                                                 --------------------------
Common Stock Outstanding
  Shares
    Beginning of Period                           41,097,698
    Issued                                            86,926
    Cancelled                                              0
                                                 -----------
    End of Period                                 41,184,624
                                                 -----------
  Value at Par ($.01/Share)                                    $    411,846

Preferred Stock Outstanding
  Shares Class "A"
    Beginning of Period                                    0
    Present as Debt                                        0
                                                 -----------
    End of Period                                          0
                                                 -----------
Value at Par ($.01/Share)                                      $          0
  Shares Class "B"
    Beginning of Period                              185,000
    Issued                                                 0
    Converted to Common                              (10,000)
    Cancelled                                              0
                                                 -----------
    End of Period                                    175,000
                                                 -----------
    Value at Par ($.01/Share)                                  $      1,750
                                                               ------------
    Preferred Value at Par                                     $      1,750
                                                               ------------

Additional Paid in Capital
    Beginning of Period                                        $ 42,771,996
    Equity Issuance Other                                                 0
    Excess of Redemption Amount                                       7,888
                                                               ------------
    End of Period                                              $ 42,779,884
                                                               ------------

Accumulated Retained
Earnings/(Deficit)
    Beginning of Period                                        $(26,284,075)
    Income(Loss) for Period                                        (497,272)
    Other Comprehensive Income (Loss)                               (38,002)
                                                               ------------
    Dividends (Property)
    End of Period                                              $(26,819,349)
                                                               ------------

Equity
    Beginning of Period                                        $ 16,900,749
    End of Period                                              $ 16,374,131
                                                               ------------
    Change in Equity for Period                                $  (526,618)
                                                               ------------

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ENDED JUNE 30, 2006--PREPARED BY MANAGEMENT (UNAUDITED)

1.    CONTINUED OPERATIONS

      The financial statements have been prepared on the basis that assumes the Company is a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. For the quarter ending June 30, 2006, the Company has reported a loss of $497,272. The ability of the Company to meet its total liabilities of $5,600,309 and to continue as a going concern is dependent upon the availability of future funding, achieving profitability within its mineral segment and ongoing profitability within its oil and gas operations.

      On July 24, 2002 ("Closing Date"), the Company entered into a $10,000,000 Equity Line of Credit Agreement with Cornell Capital Partners, L.P. ("CCP"). On November 7, 2005, the Equity Line of Credit expired and the Company elected not to renew it.

      On September 15, 2005, the Company concluded a Private Placement of 6,500,000 shares of its Common Stock at a price of $.25 per share. (See Footnote 11 below). The proceeds of this offering ($1,625,000) were used to satisfy the Kane Debt. (See Footnote 14a below), retire some debt of the Company (See Footnotes 7 and 8 below) and provide working capital. Additionally, the Company's agreements with Tecumseh Professional Associates ("TPA") for the operating, mining and marketing of the Company's New Mexico Oro Grande Calcium Carbonate and Sierra Kaolin(TM) had substantially reduced the Company's need for operating capital in prior periods. During the third fiscal quarter of 2006, the Company's agreement with TPA pertaining to the calcium carbonate deposit was not renewed by TPA for the operating year commencing August 4, 2006. As a result, the Company will now be responsible for all development and marketing efforts associated with this property.

      The Company will continue to research and entertain project specific funding commitments and other capital funding alternatives if and as they become available.

      As of June 30, 2006, the Company and certain of its subsidiaries were in default of certain debt obligations (See Notes 7 and 8 below). The holders of these instruments are working with the Company to achieve the ultimate extinguishment of the obligations.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ENDED JUNE 30, 2006--PREPARED BY MANAGEMENT (UNAUDITED)

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ENDED JUNE 30, 2006--PREPARED BY MANAGEMENT (UNAUDITED)

      Effective in August 2001, the Company began assessing the impairment of capitalized costs of proved oil and gas properties and other long-lived assets in accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Under this method, the Company generally assesses its oil and gas properties on a field-by-field basis utilizing its current estimate of future revenues and operating expenses. In the event net un-discounted cash flow is less than the carrying value, an impairment loss is recorded based on estimated fair value, which would consider discounted future net cash flows. SFAS 144 did not have any impact on the Company's change in method of assessing impairment of oil and gas properties and other long-lived assets including mineral properties and the related environmental patent.

      d.    Site restoration, dismantlement and abandonment costs

      The salvage value of the Company's producing wells or mining related assets is expected to exceed the cost of site restoration and abandonment. As a result, no such costs are accrued in these financial statements. The Company has not accrued any costs associated with the potential abandonment and restoration of mineral extraction mine sites to date. Since, to date, all mining and exploration of the Company's mineral deposits is conducted by contract mining companies, the Company has not accrued any specific mine restoration costs. As the mining activity increases, the Company will accrue site restoration costs as appropriate.

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

      f.    Asset Acquisition

      When and where appropriate, the Company records the acquisition of assets at cost.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ENDED JUNE 30, 2006--PREPARED BY MANAGEMENT (UNAUDITED)

      g.    Debt Issue Costs

      Debt issue costs represent those costs associated with the restructuring of the Heller Financial, Inc. loan and conversion to the Sonata Note in Fiscal 2004, as well as its Lucas and Kane Bridge Financings (See Note 10(a)). These costs are being amortized over the term of the Notes. As of June 30, 2006, the un-amortized debt issuance costs on the Company's books amounted to $71,040.

      h.    Cash and Cash Equivalents

      Cash and cash equivalents include cash and investments with original maturities of three months or less.

      i.    Fair Value of Financial Instruments

      Cash and cash equivalents, receivables, and all liabilities have fair values approximating carrying amounts. Additional interest or profit participation is payable after the repayment of principal. The fair value of all debt is based on discounted cash flow analysis.

3.    Oil and Gas and Equipment

                                                         6/30/2006
                                                        -----------
Proven lease acreage costs                              $ 5,448,142

Proven undeveloped lease acreage costs                  $ 1,745,810

Well costs                                              $ 5,567,662
                                                        -----------
                                                        $12,761,614

Accumulated depletion, depreciation and amortization    $(8,979,768)
                                                        -----------

Residual Book Value                                     $ 3,781,846
                                                        ===========

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ENDED JUNE 30, 2006--PREPARED BY MANAGEMENT (UNAUDITED)

4.    Timber Properties

      The Company has fully written off its investment in its timber interests and is looking to divest itself of its timber interests.

5.    Mineral Properties

a.    Clean Age Minerals Incorporated

      Clean Age Minerals Incorporated ("CAMI), through its wholly owned subsidiary, , CA Properties, Inc. ("CAP"), owns or has under long-term lease: (a) 5,200 acres(+/-) in Marfa, Presidio County, Texas, containing high grade zeolite; (b) 5,020 acres(+/-) of calcium carbonate deposits located in the Oro Grande area, Cibola County, New Mexico; (c) twenty eight (28) mining claims located in Sierra County, New Mexico, covering 2,675 acres(+/-) of kaolin; and (d) eleven (11) zeolite mining claims covering approximately 220 acres(+/-) located in Beaver County, Utah.

      On or about February 14, 2005, the Company entered into a Development and Operating Agreement with Tecumseh Professional Associates ("TPA") covering the Company's Calcium Carbonate lease in Cibola County, New Mexico. On or about March 11, 2005, the Company entered into the Sierra Kaolin(TM) Operating Agreement with TPA covering the Company's Kaolin Claims in Sierra County, New Mexico. Under these agreements, TPA has assumed the duties to mine, test and market the Company's Sierra Kaolin(TM) and Calcium Carbonate. By letter dated May 4, 2006, TPA advised the Company that it did not intend to renew its Operating Agreement covering the Calcium Carbonate Lease for another year. Under the terms of the Operating Agreement, TPA has the obligation to maintain the Calcium Carbonate Lease though August 3, 2006, to include, but not limited to, the production and sale of the requisite quantity of Calcium Carbonate for the lease year commencing August 4, 2005 and ending on August 3, 2006. Thereafter, TPA shall have no duties, responsibilities or benefits under the Operating Agreement or the Limestone Lease. (See Footnote 5(c) below.). By letter dated July 27, 2006, NZ Travertine, LLC, the Lessor of the Calcium Carbonate Lease, agreed to accept a payment of $46,000, paid by TPA, in lieu of the minimum annual production as required under paragraphs 6 & 7 of the Calcium Carbonate Lease. TPA also agreed to amend the Calcium Carbonate Lease to provide that NZ Travertine, LLC, could produce up to 50,000 tons of dimensional stone each lease year. This was an increase from 10,000 tons as provided in the Amendment to Limestone Agreement dated September 10, 2004.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ENDED JUNE 30, 2006--PREPARED BY MANAGEMENT (UNAUDITED)

b.    Minerals and Equipment

                                           6/30/2006
                                          -----------
Proven undeveloped lease costs            $12,609,100
Mine development costs                              0
Accumulated depletion and depreciation       (550,000)
                                          -----------
Residual Book Value                       $12,059,100
                                          ===========

      (1) The Company has begun to amortize its mineral properties at a nominal amortization rate of $200,000 per year subject to higher adjustments per year as production increases. During the three months ended June 30, 2006, the Company took a charge of $50,000 towards the annual amount. The Company is utilizing a modified unit-of-production basis in determining its amortization rates for its mineral properties.

c.    Prepaid Royalties.

      The Company receives a credit in the nature of "prepaid royalties" for rents paid on the Marfa Zeolite Lease, Presidio County, Texas, and a portion of the New Mexico Oro Grande Limestone Lease in Cibola County, New Mexico. The Company has continued production of its Zeolite for use in its sales of ReNuGen (trademark applied for) and for testing in air and purification and soil decontamination. The Company began the commercial sales of one of its CA Series Products under the brand name "ReNuGen" (trademark applied for) in the first quarter of 2004.

      Commencing in Fiscal Year 2005, operations were conducted on the Company's Sierra Kaolin(TM) deposits in Sierra County, New Mexico by TPA for the purpose of confirming the quantity and quality of the Sierra Kaolin(TM) and to provide samples to prospective customers. The Company's Calcium Carbonate properties were operated initially by the Company and, commencing in February 2005, by TPA. By letter dated May 4, 2006, TPA advised the Company that it did not intend to renew its Operating Agreement covering the Calcium Carbonate Lease for another year. Under the terms of the Operating Agreement, TPA had the obligation to maintain the Calcium Carbonate Lease through August 3, 2006, to include, but not limited to, the production and sale of the requisite quantity of Calcium Carbonate for the lease year commencing August 4, 2005 and ending on August 3, 2006. Thereafter, TPA shall have no duties, responsibilities or benefits under the Operating Agreement or the Limestone Lease. Under the terms of the Operating Agreement for the Calcium Carbonate Lease, in August 2005, TPA paid the Advanced Minimum Royalty as required by the Limestone Lease. By letter dated July 27, 2006, NZ Travertine, LLC, the Lessor of the Calcium Carbonate Lease, agreed to accept a payment of $46,000, paid by TPA, in lieu of the minimum annual production as required under paragraphs 6 & 7 of the Calcium Carbonate Lease. TPA also agreed to amend the Calcium Carbonate Lease to provide that NZ Travertine, LLC, could produce up to 50,000 tons of dimensional stone each lease year. This was an increase from 10,000 tons as provided in the Amendment to Limestone Agreement dated September 10, 2004.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ENDED JUNE 30, 2006--PREPARED BY MANAGEMENT (UNAUDITED)

6.    Patents & Technology

      a. CA Series Patent. As part of the acquisition of Clean Age Minerals Incorporated (See Note 5(a) above), the Company also acquired U.S. Patent
      No: 5387738. This patent, owned by Clean Age Minerals Incorporated, deals with a reagent and process for the remediation of water and contaminated soils. The Company has applied for the trademark "ReNuGen" for its CA-1 Series for use in waste treatment plants. It also has applied for the trademark "Sierra Gold" for one of its calcium carbonate products.

      b. I-Squared and I-Top Technology. Pursuant to an agreement effective December 1, 2004 ("Asset Sale Agreement"), the Registrant agreed to sell its I-Squared and I-Top technology to PSNet Communications in exchange for 3,000,000 shares of PSNet common stock ("PSNet Shares"). Of the PSNet Shares to be issued, two-thirds of the PSNet Shares were to be issued to the shareholders of the Registrant and one-third of the PSNet Shares were to be issued to the Registrant. Under the terms of the Asset Sale Agreement, the Registrant is prohibited from selling the PSNet Shares it received in the transaction for a period of one year after the Closing Date. The "Closing Date" for the transaction was initially established as December 10, 2004, or such other mutually agreeable date. The Asset Purchase Agreement required PSNet to file a registration statement with the Securities and Exchange Commission to register the PSNet Shares so that the PSNet Shares issued to the Registrant's shareholders would be freely trading shares. The Registrant and PSNet agreed to extend the Closing Date until PSNet's registration statement became effective and it had the requisite number of freely trading PSNet Shares required for distribution to the Registrant's shareholders as of the Record Date (as that term is defined below). The Asset Purchase Agreement required PSNet to use its best efforts to have an effective date for its registration statement of on or before March 31, 2005. There was no market for the PSNet Shares at the time the Company entered into the Asset Purchase Agreement.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ENDED JUNE 30, 2006--PREPARED BY MANAGEMENT (UNAUDITED)

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

            As of June 30, 2006, the 950,031 shares of Ostara common stock held by the Company were carried at $76,002. Since the market price for the Ostara common shares has not exceeded the prevailing warrant exercise price, the warrants associated with the transaction were not exercised by the Company and have expired in accordance with their terms.

7.    Notes Payable

a. Kane Note: On or about August 15, 2005, the Company's obligation to the Kanes was fully satisfied. (See Note 14(a)). The Series A Preferred Shares owned by the Kanes were reacquired by the Company and cancelled on the books of the Company.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ENDED JUNE 30, 2006--PREPARED BY MANAGEMENT (UNAUDITED)

b. July 1998 Notes: During fiscal 1998, the Company borrowed $145,000 from four (4) persons. As of October 31, 2005, all of the July 1998 Notes had been satisfied. One of the notes was held by Mr. Amir, who converted his $25,000 note into common stock.

c. Clean Age Acquisition Note: Pursuant to Paragraph 5.1 of the Agreement and Plan of Merger by and among Clean Age Minerals Incorporated ("CAMI"), Strategic Minerals, Inc. ("SMI") and the Company dated September 19, 2000, obligations of CAMI to certain officers, directors and third parties were to have been satisfied by SMI or the Company within one (1) year of the merger. The indebtedness totaled (including the Martin Debt as defined in Note 8(b) below) $514,881 and was evidenced by Notes dated September 19, 2000. The Notes were due and payable on or before September 18, 2001 and provide for interest at the rate of 8% per annum. These Notes remain outstanding. As of June 30, 2006, the total amount payable on these notes is $751,729 representing principal of $514,881 and accrued but unpaid interest of $236,848.

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

      As of June 30, 2006, a total of $9,301 is owed to Mr. Lucas represented as $9,146 in principal which is classified as short-term debt and $155 in accrued interest.

e. May 2005 Note: On May 10, 2005, the Company borrowed $50,000 from four (4) individuals, Steven P. Roche ($20,000) and David Grady ($10,000) each of whom are employees of Tecumseh Professional Associates, Thomas Smith ($10,000) and Alfonso Knoll ($10,000). Mr. Knoll was a Director of the Company at the time of the loan and served as the Interim Chief Executive Officer of the Company from May though July 2005. Mr. Roche served as a member of the Board of Directors of the Company from July 2005 through March 2006. (See 8-K dated July 19, 2005). Each lender was given a Note for his loan by the Company. The Note matured on May 10, 2006, and earned interest at a rate equal to the Federal Funds Rate on May 10, 2005. Additionally, each lender received 50,000 shares of Company common stock for each $10,000 lent to the Company. As of June 30, 2006, all of the Notes have been retired.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ENDED JUNE 30, 2006--PREPARED BY MANAGEMENT (UNAUDITED)

f. EV&T Note: On September 30, 2005, but effective as of September 1, 2005 ("Effective Date"), the Company entered into a Settlement Agreement with and issued a Note to its counsel, Ehmann, Van Denbergh & Trainor, P.C. ("EV&T") to resolve and deal with the Company's outstanding legal fees. As of September 1, 2005, the Company owed EV&T $825,355 for services performed, costs and expenses ("Debt"). Under the Agreement, the Company paid EV&T $25,355 in cash at signing and entered into a three year Note for the remainder of the Debt. The Note and Agreement provides for Debt to earn interest at the rate of five percent (5%) per annum on the outstanding balance from time to time. The Debt is to be repaid in 35 monthly installments of $13,000, commencing on October 1, 2005, with the remainder due and payable on August 1, 2008 ("Remainder Amount"). The Remainder Amount shall be paid: (1) one half in Daleco Common Stock, valued at fifty cents ($.50) per share; and (2) one-half in immediately available Federal Funds unless EV&T elects to take some or all of such balance in Daleco Common Stock valued at One Dollar ($1.00) per share. The Debt shall become immediately due and payable on a date prior to August 1, 2008 if: (x) the Company is acquired for stock or cash, whether by purchase or merger; (y) the sale of an asset of the Company for a price in excess of $5 Million Dollars; or (z) the Company raises, other than debt, an amount greater than $5 Million dollars. Should the Note go into default, the interest rate shall increase to 12% per annum and the entire outstanding principal and all accrued and unpaid interest shall immediately become payable in immediately available Federal Funds. As of June 30, 2006, the current portion of the EV&T Note is $156,000, and the long term portion is $512,050.

8.    Due to Related Parties

(a)   Due to Amir:

      Mr. Amir has entered into four (4) Notes with the Company as follows:

      (1) Note dated October 1, 1995, bearing interest at the rate of prime plus 3% in the principal amount of $91,062. This principal amount has been satisfied as of March 31, 2006.

      (2) Note dated October 1, 1995, bearing interest at the rate of 7% as a result of various subsequent advances to the Company. The principal amount as of June 30, 2006, is $45,485.

      (3) Note dated July 20, 1998, in the face amount of $25,000 (See Note 7(b)) bearing interest at the rate of 2% over the prime rate charged by the Huntingdon National Bank of Columbus, Ohio, through the maturity date, November 21, 1998, and 18% thereafter. This principal amount has been satisfied as of March 31, 2006.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ENDED JUNE 30, 2006--PREPARED BY MANAGEMENT (UNAUDITED)

      (4) Note dated June 17, 2002, bearing interest at the rate of 7% in the principal amount of $137,000. The principal amount of this Note was satisfied as of March 31, 2006.

      As of June 30, 2006, the outstanding principal and accrued but unpaid interest on the obligations listed under numbers 1 through 4 to Mr. Amir amounted to $216,355, which includes $45,485 in principal and $170,870 in accrued interest.

      Mr. Amir was also entitled to a cash payment of $25,000 under his Key Man Contract on June 30, 2002. This bonus has not been paid (See Note 13(a)) and remains outstanding as of June 30, 2006.

      Prior to conversion of his Series A Preferred Stock into common stock, Mr. Amir was entitled to have received dividends in the amount of $59,338 of which $59,338 remains outstanding as of June 30, 2006 (See Note 7(a) and
      Note 14(a)).

      As of June 30, 2006, the Company owed Mr. Amir $42,959 in un-reimbursed business expenses and $245,835 in accrued but unpaid salary.

      As of June 30, 2006, the Company was indebted to Mr. Amir in the aggregate amount of $589,487.

(b) Due to Martin: By virtue of the merger of Clean Age Minerals Incorporated ("CAMI") with Strategic Minerals, Inc., on September 19, 2000, Strategic Minerals, Inc. assumed the obligation of CAMI to Mr. Robert E. Martin in the amount of $134,811 ("Martin Debt"). The Martin Debt was to have been satisfied on or before September 18, 2001, but was not and remains outstanding. As of June 30, 2006, the Martin Debt amounts to $196,613 representing $134,811 in principal and $61,802 in accrued but unpaid interest (see Note 7(c)). The Martin Debt is evidenced by a Note providing for an annual rate of interest of 8%. These amounts are included in the amounts shown for the Company's obligation to the former officers and directors of Clean Age Minerals Incorporated. (See Note 7(c)). As of June 30, 2006, the Company owed Mr. Martin $245,835 in salary and $19,051 in unpaid reimbursable business expenses. As of June 30, 2006, the Company was indebted to Mr. Martin in the aggregate amount of $461,499.

(c) Due to Novinskie:. Under the terms of Mr. Novinskie's employment agreement (See Note 13(b)), Mr. Novinskie was to have received a cash bonus of $25,000 as of September 30, 2002. This bonus was not paid. As of June 30, 2006, the Company owed Mr. Novinskie $297,277 consisting of $26,438 in un-reimbursed expenses, $245,839 in salary and $25,000 in bonuses.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ENDED JUNE 30, 2006--PREPARED BY MANAGEMENT (UNAUDITED)

(d) Un-reimbursed business expense due for other corporate officers as a group was $18,786 as of June 30, 2006.

(e) Due to Erlich. In 1996 and reissued as of October 2000, Mr. Erlich entered into an unsecured loan to the Company in the aggregate amount of $87, 543. The loan has no maturity date. The loan earns interest at the rate of 9% per annum. As of June 30, 2006, an aggregate amount of $138,589 is due Mr. Erlich. This amount consists of $87,543 in principal and $51,046 in accrued interest. (See Erlich Litigation, Note 14 (b) below.)

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

      On December 30, 2003, Sonata Investment Company, Ltd., ("Sonata") an affiliate of Standard Energy Company of Columbus, Ohio, purchased the Heller Loan for $605,000. Sonata simultaneously entered into an agreement with Tri-Coastal and the Company whereby Sonata would advance to Tri-Coastal/Daleco an additional $50,000 for working capital and reduce the amount of the Heller Loan to $655,000 ("Second Amended Loan Agreement"). In consideration of Sonata's reduction of the Heller Loan from $5,154,783 to $655,000, Daleco agreed to:

            (1) issue to Sonata or its nominee 250,000 shares of Daleco Common Stock (see Note 11);

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ENDED JUNE 30, 2006--PREPARED BY MANAGEMENT (UNAUDITED)

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

            (3) Transaction costs recorded as Debt Placement Costs on the Balance Sheet of $285,046 consisting of:

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ENDED JUNE 30, 2006--PREPARED BY MANAGEMENT (UNAUDITED)

            (a)   $226,500 for issuance of the 250,000 shares of common stock;

            (b) $48,546 for the extension of warrants held by Sonata; and $10,000 in legal costs associated with the transaction.

      On June 8, 2006, the Sonata Loan was satisfied in full.

      b.    First Regional Bank Loan:

      In September 1998, the Company assumed a $100,000 loan with First Regional Bank when it acquired Haly Corporation. Interest is at 6.9% and the loan matures December 12, 2006. The loan is secured by the personal assets of Dov Amir, an officer and Director of the Company.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ENDED JUNE 30, 2006--PREPARED BY MANAGEMENT (UNAUDITED)

11.   (a) Capital Stock

                                                                                                            NUMBER OF
                                                                                                            SERIES B
                                                                                     NUMBER OF SERIES       PREFERRED
                                                                NUMBER OF COMMON       A PREFERRED         SHARES PAR
                                                               SHARES, PAR VALUE     SHARES PAR VALUE      VALUE $0.01
                                                               $0.01 PER SHARE(1)   $0.01 PER SHARE (1)   PER SHARE (1)
                                                               ------------------   -------------------   -------------
Balance as of June 30, 2005                                        29,943,043                0               185,000

Issued pursuant to the exercise of Options (Note 2)                 2,000,000

Issued pursuant to Private Placement(9/05) (Note 3)                 6,500,000

Issued for the payments of services (S8) (Note 5)                     100,000

Issued pursuant to Stock Purchase Agreement under
  Employment Agreements (Note 4)                                    1,800,000

Issued pursuant to the exercise of Warrants (Note 6)                   45,455

Issued pursuant to Special Stock Award for Directors
  Services (Note 7)                                                   600,000

Issued pursuant to Private Placement terms For Placement
  Agent fees                                                          109,200

Issued on the conversion of Series B Preferred, plus accrued
  and unpaid interest(9)                                               86,926               --               (10,000)
                                                                   ----------              ---               -------
Ending Balance as of June 30, 2006                                 41,184,624                0               175,000
                                                                   ----------              ---               -------

(1) On March 16, 2006, the shareholders approved the increase in the authorized number of shares of common stock from 50,000,000 to 100,000,000 shares, par value $0.01.The Articles of Incorporation of the Company authorize 20,000,000 shares of preferred stock, par value $0.01. The Series B Preferred Stock issued and outstanding has a stated value of $10 per share.

(2) In August of 2005, certain employees and individuals exercised expiring Options priced at $0.25 per share.

(3) On September 15, 2005, the Company closed a private placement for 6,500,000 shares of Common Stock at $.25 per share. (See footnote 11 Options and Warrants below).

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ENDED JUNE 30, 2006--PREPARED BY MANAGEMENT (UNAUDITED)

(4) Under his employment agreement (see footnote 13(c)), Mr. Benediktson was offered the right to purchase 1,000,000 shares of common stock at the price of $.37 per share. Mr. Benediktson exercised this right on or about September 6, 2005. Under his employment agreement (See footnote 13(c)), Mr. Trynin was offered the right to purchase up to 800,000 shares of common stock at a price of $.37 per share. Mr. Trynin exercised this right on or about September 6, 2005.

(5) The Company issued 100,000 shares of common stock to Thomas R. Smith in consideration of his services in connection with the handling of the Company's obligation to the Kane Interests.

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

(8) Under the terms of the Company's Private Placement (see footnote 3(b) above), Placement agent fees amounting to 7% of the funds raised directly through the agent were paid in common stock to the agents. Through the close of the quarter ending June 30, 2006, a total of 109,200 shares have been issued in accordance with the placement offering terms.

(9) The Series B Preferred shares have a stated value of $10 pre share. They are convertible into common stock at of 85% of the average closing price of the Company's common stock for the five trading days immediately preceding the date on which the Series B Preferred shares are delivered to the Company for conversion but in no event shall the conversion price be less than $1.25 per share. Thus, the 10,000 shares of Series B Preferred stock converted had a value of $100,000 which, at a conversion price of $1.25, equated to 80,000 shares of common stock. The remaining 6,926 shares represented accrued and unpaid interest on the 10,000 shares of Series B Preferred stock converted.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ENDED JUNE 30, 2006--PREPARED BY MANAGEMENT (UNAUDITED)

      (b) Options and Warrants: The Company granted the following options / warrants to purchase common stock as of June 30, 2006.

                                                     Number of        Weighted Average
                                                 Options / Warrants    Price per Share
                                                 ------------------   ----------------
Options / Warrants Outstanding - June 30, 2005       6,919,579               $0.57
                                                                             -----

Employee Stock Option
Granted(1)                                           1,150,000
Expired                                               (500,000)
Exercised(2)                                        (2,000,000)
Cancelled                                                   --

Stockholder warrants
Granted(3)                                           6,500,000
Expired(4)                                             (81,819)
Exercised (5)                                          (45,455)
Cancelled                                                   --

Options / Warrants Outstanding - June 30, 2006      11,942,305               $1.13
                                                   -----------               -----

(1) The Company granted Richard A. Thibault options for 500,000 shares as part of his Employment Agreement. As a result of their being elected to the Board of Directors, Messrs: C. Maxwell and W. Pipkin each received an option for 200,000 shares under the Company's Independent Director's Incentive Stock Option Plan. An option for 250,000 shares was granted to David L. Matz under his Employment Agreement.

(2) Options for 2,000,000 shares were exercised in the fourth quarter of Fiscal 2005. These options were issued on September 18, 2000, with a five
      (5) year term and had an exercise price of $.25 per share. Of the options exercised, 1,381,300 were held by current officers, a director and employees of the Company. A former director or those who had purchased options from an employee held the remaining 618,700 options.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ENDED JUNE 30, 2006--PREPARED BY MANAGEMENT (UNAUDITED)

(3) On September 21, 2005, the Company closed a private placement for 6,500,000 shares (See footnote 11 Common Stock above). The investors received warrants for 6,500,000 shares of common stock. These warrants are exercisable in two tranches. The first tranche consists of one warrant for one share of common stock for each two shares of common stock purchased by the investor in the private placement ("Participation Warrant"). The exercise price for the Participation Warrant is $1.00 per share. The Participation Warrant must be exercised on or before the close of business on September 20, 2006. If and only if the investor exercises the Participation Warrant, the investor will be entitled to exercise the second tranche warrant, consisting of a warrant for one share of common stock for each two shares of common stock purchased by the investor in the private placement ("Contingent Warrant"). The exercise price for the Contingent Warrant is $2.00 per share. The Contingent Warrant must be exercised on or before the close of business on September 20, 2007.

(4) On November 20, 2005, the Warrants attached to the July 1998 Notes held by two of the Note holders for a total of 81,819 shares of Common Stock expired. (See note 7(b).)

(5) In October 2005, Mr. Amir exercised his warrant for 45,455 shares of Daleco Common Stock with an exercise price of $.55 per share. (see Note 7(b)).

      (c)   Stock Based Compensation

      In March 2004, the shareholders of the Company approved the Independent Director's Incentive Stock Option Plan. Two Directors, Messrs Pryor and Lord Gilbert qualified for option awards under the plan during fiscal 2004. Each of these Directors received an option for 200,000 common shares at an exercise price equal to $0.85 per share. These option rights vest over a three-year period (but only while the recipient is a Director), 100,000 shares in the first year, and 50,000 shares in each of years two and three. The options expire five (5) years after issuance. Mr. Pryor resigned from the Board in May 2005. As such he was only vested in options for 150,000 shares at the time of his resignation.

      Of the 2,350,000 options outstanding, current officers, directors and employees of the Company hold 2,200,000. The exercise price of the options held by insiders ranges from $0.53 per share to $1.08 per share. On September 18, 2005, 500,000 options awarded on September 18, 2000 expired. These options had an exercise price of $.25.

      All stock options issued to employees have an exercise price not less than the fair value of the Company's common stock on the date of grant, and in accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. Had the Company determined compensation cost based on the fair value of the stock option on their dates of grant pursuant to SFAS 123, the Company's net income (loss) and earnings (loss) per share for the quarter ended June 30, 2006 would have changed to the pro forma amounts presented below:

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ENDED JUNE 30, 2006--PREPARED BY MANAGEMENT (UNAUDITED)

                                             2006        2005
                                          ---------   ---------
Net income (loss) (as reported)           $(497,273)  $(465,179)

Stock based employee
  compensation expense determined
  under fair value based method for
  all awards                                (96,487)    (70,089)

Pro forma net income (loss)               $(593,760)  $(535,268)
                                          ---------   ---------

Basic and diluted loss per common share
    As reported                           $   (0.01)  $   (0.02)
    Pro forma                             $   (0.01)  $   (0.02)

      The fair value of the options granted during the quarter ending June 30, 2006, was estimated using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate between 3.14 and 5.81%, expected life of five (5) years; and, expected volatility between 131% and 157%.

      The following table summarizes information about stock options outstanding as of June 30, 2006:

                            Weighted     Weighted                   Weighted
                             Average     Average                    Average
  Exercise      Options     Exercise    Remaining       Options     Exercise
   price      Outstanding     Price    Life (Years)   Exercisable     Price
-----------   -----------   --------   ------------   -----------   --------
$0.43-$1.08    3,500,000      $0.70      2.56 yrs      2,350,000     $0.81

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ENDED JUNE 30, 2006--PREPARED BY MANAGEMENT (UNAUDITED)

      (d)   Warrants

(1)   Sumitomo Warrants

      On September 15, 2004, the Company entered into the First Amendment to Master Distribution and Marketing Agreement (See Exhibit 10.36 to the Company's Annual Report) ("First Amendment"). Under the terms of the First Amendment, Sumitomo's 2,240,000 warrants were cancelled.

(2)   July 1998 Note Warrants

      On July 21, 1998, a total of 263,638 warrants expiring on November 20, 2003, were granted to four persons who lent the Company a total of $145,000 in July 1998. (See Note 7(b)). The expiration date for these warrants was extended from November 20, 2003 to November 20, 2005 in Fiscal Year 2000. In October 2005, Mr. Amir exercised his warrants. The warrants held by two holders of the July 1998 Notes totaling 81,819 shares expired on November 20, 2005. (See Note 7(b)). The warrants held by the remaining Note Holder, Sonata Investment Co. Ltd, were extended. See Note 11 (d)(3) below.)

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ENDED JUNE 30, 2006--PREPARED BY MANAGEMENT (UNAUDITED)

(4)   Lucas Warrant

      On September 1, 2004, the Company granted to Herbert L. Lucas warrants for 20,000 shares of common stock with an exercise price of $.44 per share. The warrants expire on August 31, 2006. The Warrants were given in consideration of Mr. Lucas having made a loan of $40,000 to the Company's wholly owned subsidiary, CA Properties, Inc. (See Note 7(d) above.)

(5)   Terra Silex Warrant

      Under a Stock Purchase Agreement dated September 11, 2001 by and among the Company and Terra Silex Holding, LLC, Terra Silex was granted a warrant for 250,000 shares ("Terra Silex Warrant") at an exercise price of $1.25 The Terra Silex Warrant expires on December 31, 2006.

(6)   William Smith Warrants

      On September 1, 2004, the Company granted Mr. William Smith, a recognized expert in sewage treatment facilities and the processing of municipal waste, warrants for 250,000 shares of common stock at an exercise price of $.65 per share. The warrants granted to Mr. Smith expire on August 31, 2007. They were issued to Mr. Smith in consideration of his assistance and expertise in the marketing and development of the Company's potential product ReNuGen (trademark applied for) used in sewage waste facilities.

(7)   Conley & Anthony Warrants

      On February 27, 2003, warrants for 300,000 shares of Stock at a price of $0.13 per share were granted to Mr. Robert Conley and Mr. Bob Anthony in consideration of their consultation and individual expertise in regard to product and application development as well as market identification with regard to the Company's potential Sierra Kaolin(TM) and Zeolite products respectively. These warrants expire on February 26, 2008. On July 3, 2006, Mr. Anthony executed a portion of his warrant for 100,000 shares.

(8)   Private Placement Warrants.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ENDED JUNE 30, 2006--PREPARED BY MANAGEMENT (UNAUDITED)

      The shares issued under the Offering and upon the exercise of the Warrants will be unregistered, will bear a restrictive legend and are subject to certain piggyback registration rights and demand registration rights.

      The proceeds of the Offering, $1,625,000 was used to satisfy the Registrant's obligation to retire its Class A Preferred Stock (See "Kane Litigation", footnote 14(a) to the Registrant's Annual Report of Form 10-KSB for the period ending September 30, 2005 and footnote 14(a) to the Company's quarterly report for the period ending June 30, 2005) and for general working capital.

      (e)   Net Income Per Share

      Net income per share (primary basis) was calculated on the primary basis of the weighted average number of common shares outstanding that totaled 41,126,355 for the period ended June 30, 2006 (2005 - 29,456,779). For the periods ended June 30, 2006 and 2005, the exercise of the options and warrants outstanding as at year-end did not have a dilutive effect on the net income per share.

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

12.   Income Taxes

      The Company has no current and deferred taxes payable. The Company and its subsidiary have significant tax losses to be applied against future income. The subsidiary Companies' tax filings show net operating losses to be applied against future taxable income in the amount of approximately $26.7 million to be utilized in various years through 2009. The tax benefit of these losses is estimated to be approximately $10 million. No potential benefit of these losses has been recognized in the accounts. In the third quarter, the Company booked a tax obligation to the Commonwealth of Pennsylvania in the amount of $52,671. This charge resulted from the Commonwealth of Pennsylvania's disallowance of certain deductions in prior years' returns.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ENDED JUNE 30, 2006--PREPARED BY MANAGEMENT (UNAUDITED)

13.   Employment Contracts and Commitments

a. On or about November 16, 2001, but effective as of October 1, 2001, the Company entered into Key Man Employment Contracts ("Key Man Contracts") with Messrs. Robert E. Martin, Gary J. Novinskie and Dov Amir. The Key Man Contracts were for an initial three (3) year term. The Key Man Contracts provided for acceleration of the vesting of incentive options should the Key Man be terminated prior to the expiration of the term of the Key Man Contracts. Each of Messrs. Novinskie and Amir were granted options for 500,000 shares of Company Common Stock while Mr. Martin was granted options for 1,000,000 shares of Common Stock. There are like provisions for the acceleration of the salary due each employee over the life of the Key Man Contracts. (See Note 11(a)). The Key Man Contracts also provided for a bonus to Messrs. Novinskie and Amir of $50,000 to be paid one-half in cash and one-half in stock. Mr. Novinskie's cash bonus has not been paid (See Note 8(c)) and Mr. Amir's cash bonus has not been paid (See Note 8(a)). Under Mr. Martin's Key Man Contract, he was granted a salary of $50,000 for the six month period April 1, 2002 through September 30, 2002 ($8,333 per month), and $100,000 per year for the remaining two (2) years of his Key Man Contract. In accordance with his contract, the Company commenced paying Mr. Martin's salary as of April 1, 2002. Mr. Martin resigned from the Company in May, 2005. (See Note 8(b)). The Board of Directors voted on June 15, 2006 not to extend Mr. Amir's Key Man Contract beyond September 30, 2006. In accordance with its terms, Mr. Novinskie's Key Man Contract was automatically extended for another two years until September 30, 2008.

b. Effective August 1, 2005, the Company entered into employment contracts with Mr. Stephan V. Benediktson, Chief Executive Officer of the Company, and Mr. Nathan Trynin, Vice Chairman of the Board of Directors, copies of which are set forth on Exhibits 10.41 and 10.42 as filed with the SEC on Form 8-K on or about September 15, 2005. Under the terms of their employment agreements neither party is entitled to a salary unless and until the Company raises a minimum of $1,000,000, exclusive of debt. Once the $1,000,000 or more is raised, Mr. Benediktson's salary will be $10,000 per month and Mr. Trynin's salary will be $5,000 per month. Each of Mr. Benediktson and Mr. Trynin was given the right to acquire stock of the Company at the average of the bid and ask closing price for the five trading days prior to the effective dates of their contracts. Each party exercised that right. The employment contracts also contain bonus provisions tied to the performance of the Company's stock. Mr. Benediktson and Mr. Trynin entered into Notes with the Company totaling $576,000 to cover their purchase of the stock offered by their Employment Agreements. The Notes are for five years and earn interest at the prime rate charged from time to time by the PNC Bank, Philadelphia, Pennsylvania. The Company holds the stock as collateral for the Notes. The stock will not be released to either Mr. Benediktson or Mr. Trynin unless and until their Notes are satisfied in full in accordance with their terms.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ENDED JUNE 30, 2006--PREPARED BY MANAGEMENT (UNAUDITED)

c. On March 10, 2006, the Company entered into an Employment Agreement with Richard A. Thibault (See Form 8-K dated March 13, 2006). Mr. Thibault joined the Company as Vice President - Minerals. Under the terms of the Agreement, in addition to his base salary, Mr. Thibault was granted options for 500,000 shares at an exercise price equal to the then market price of the Company's common stock. On January 23, 2006, the Company entered into an Employment Agreement with David L. Matz. Mr. Matz joined the Company as Vice President - Oil & Gas. Under the terms of the Agreement, in addition to his base salary, Mr. Matz was granted options for 250,000 shares at an exercise price equal to the then market price of the Company's common stock.

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

      Mr. Amir satisfied his obligation under his guaranty to purchase one-half or 8,000 shares from the Plaintiffs. The Company entered into Stipulation for the Entry of Final Judgment and Judgment thereon as to Daleco Resources Corporation, pursuant to which the Company had until August 1, 2001, to redeem the remaining 8,000 shares for $400,000 plus accrued interest through the date of settlement at a rate of 10% per annum. The Kanes granted the Company an extension of the August 1, 2001, date on a month-to-month basis. On December 7, 2001, the Company paid the Kanes $90,000 representing all accrued and unpaid dividends on the Series A Preferred Stock through December 31, 2001. The Company has paid all dividends due and payable to the Kanes for periods through the fiscal quarter ending March 31, 2003. The Company satisfied its obligation to the Kanes by payment of $643,819 in August 2005. As a result of the satisfaction of this judgment, the 8,000 shares of Series A Preferred Stock held by the Kanes were returned to the Company and cancelled.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ENDED JUNE 30, 2006--PREPARED BY MANAGEMENT (UNAUDITED)

      Mr. Erlich has filed a Cross Complaint against the Company for payment of his obligation under his guarantee. With the satisfaction of the Kane Litigation, Mr. Erlich's Cross Complaint was dismissed.

b.    Erlich Litigation:

      On February 5, 2004, Mr. Erlich commenced an action in the Superior Court of the State of California Beverly Hills District, Case No: SC080498 against the Company demanding payment of an unsecured loan to the Company in the principal amount of $98, 048. The loan has no maturity date. On March 24, 2004, Mr. Erlich withdrew the Complaint without prejudice, but reserved the right to re-file his complaint should the loan not be satisfied by January 1, 2005. On May 2, 2006, the Louis Erlich and Lydia
      O. Erlich Revocable Living Trust filed an action for force payment of the Note. The Company has made a $75,000 payment towards the outstanding principal amount due and is negotiating with the Trustee of the Trust for payment of the remaining principal and accrued interest by the second quarter of Fiscal 2007.

15.   Acquisitions/Mergers

      During the quarter ended June 30, 2006, the Company did not acquire any asset or participate in any mergers.

16.   Recent Accounting Pronouncements

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

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29". SFAS 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

      The exception under APB 29 required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. SFAS 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance--that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ENDED JUNE 30, 2006--PREPARED BY MANAGEMENT (UNAUDITED)

      SFAS 153 is effective on January 1, 2006. The adoption of SFAS 153 is not expected to have an impact on the Company's consolidated financial statements or disclosures.

      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)") which replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires that companies recognize all share-based payments to employees, including grants of employee stock options, in the financial statements. The cost will be based on the fair value of the equity or liability instruments issued and recognized over the respective vesting period of the stock option. Pro forma disclosure of this cost will no longer be an alternative under SFAS No. 123(R). SFAS 123(R) is effective for public companies at the beginning of the first fiscal year that begins after June 15, 2005.

      Transition methods available to public companies include either the modified prospective or modified retrospective adoption. The modified prospective transition method requires that compensation cost be recognized beginning on the effective date, or date of adoption if earlier, for all share-based payments granted after the date of adoption and for all unvested awards existing on the date of adoption. The modified retrospective transition method, which includes the requirements of the modified prospective transition method, additionally requires the restatement of prior period financial information based on amounts previously recognized under SFAS No. 123 for purposes of pro-forma disclosures. The Company will adopt SFAS No. 123(R) effective October 1, 2006.

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." SFAS
      151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

      SFAS 151 is effective on January 1, 2006. Earlier application is permitted for inventory costs incurred beginning January 1, 2005. The provisions of SFAS 151 shall be applied prospectively. The adoption of SFAS 151 is not expected to have an impact on the Company's consolidated financial statements or disclosures.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      Forward Looking Statements

      This Quarterly Report on Form 10-QSB contains forwarding-looking statements, within the meaning of Section 27A of the Securities Act and
      Section 21E of the Exchange Act.

      We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect us and to take advantage of the "safe harbor" protection for forward-looking statements afforded under Federal securities laws. From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about the Company. Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "plan," "good" or other words that convey the uncertainty of future events or outcomes. Except for statements of historical or present facts, all other statements contained in this report are forward-looking statements. The forward-looking statements may appear in a number of places and include statements with respect to, among other things: business objectives and strategic plans; operating strategies; acquisition strategies; drilling wells; oil and gas reserve estimates (including estimates of future net revenues associated with such reserves and the present volume of such future net revenues); estimates of future production of oil, natural gas and minerals; expected results or benefits associated with recent acquisitions; marketing of oil, gas and minerals; expected future revenues and earnings, and results of operations; future capital, development and exploration expenditures; our expectations regarding cash flow and future borrowings sufficient to fund ongoing operations and debt service, capital expenditures and working capital requirements; nonpayment of dividends; expectations regarding competition; impact of the adoption of new accounting standards and the Company's financial and accounting systems; and effectiveness of the Company's control over financial reporting.

      These statements by their very nature are subject to certain risks, uncertainties and assumptions and will be influenced by various factors. Should any of the assumptions underlying a forward-looking statement prove inaccurate, actual results could vary substantially.

      The factors described under "Risk Factors" in the Company's Annual Report on Form 10-KSB for the period ending September 30 of each year could cause actual results to differ materially from those expressed in forward-looking statements, including, without limitation, the following:

      o     volatility of the market price for both crude oil and natural gas;

      o     volatility of the market price for the Company's minerals;

      o     market capacity and demand for the Company's minerals;

      o the timing, effects and success of the Company's acquisitions, exploration and development activities;

      o     the timing and marketability of production;

      o     effectiveness of management's strategies and decisions;

      o     competition;

      o changes in the legal and/or regulatory environment and/or changes in accounting standards; policies and practices or related interpretations by auditors and/or regulatory agencies;

      o     climatic conditions; and

      o     unanticipated problems, issues or events.

      Many, if not all, of these factors are beyond the Company's control and are impossible to predict. These factors are not intended to represent an exhaustive list of the general or specific facts or factors that may affect the Company.

      All forward-looking statements speak only as of the date made. All subsequent forward-looking statements are expressly qualified in their entirety by the cautionary-statements above. Except as may be required by law, the Company undertakes no obligation to update any forward-looking statement or reflect events or circumstances after the date on which the forward-looking statement is made or to reflect the occurrence (or non-occurrence) of anticipated or unanticipated events or circumstances.

Results of Operations:

Quarter ended June 30, 2006, compared to quarter ending June 30, 2005:

                             Three Months Ended 6/30
                             -----------------------
                                2006         2005
                             ---------     ---------

Net Income (Loss)            $(497,272)    $(465,179)

Revenues                     $ 540,155     $ 401,977

Production and Cost Information (Oil and Gas Production):

                             Three Months Ended 6/30
                             -----------------------
                                2006         2005
                             ---------     ---------
Production

  Oil (Bbl)                     2,925        3,681
  Gas (Mcf)                    33,188       24,249

Average price

  Oil (per barrel)            $ 62.38      $ 49.52
  Gas (per Mcf)               $  9.05      $  6.43

LOE* and Production Tax

  Cost per Mcfe               $  4.94      $  4.21

----------
Bbl = Barrels of oil
Mcf = One Thousand cubic feet of gas
Mcfe = One Thousand cubic feet of gas equivalent

Production and Cost Information (Minerals):

                             Three Months Ended 6/30
                             -----------------------
                                2006         2005
                             ---------     ---------
Sales - tons                      2             10

Cost* per ton                  $660           $926

      * Cost of production includes all direct costs incurred in the respective segments during the period to include evaluation and production enhancement costs.

      Depreciation, Depletion and Amortization: Oil and Gas

      Depreciation, depletion and amortization expenses were $162,917 for the three (3) months ended June 30, 2006, as compared to $150,000 for the year earlier period.

      Depreciation, Depletion and Amortization: Minerals

      Depreciation, depletion and amortization expenses were $194,563 for the three months ended June 30, 2006, as compared to $195,135 for the year earlier period.

      General and Administrative Expenses, Legal and Professional Fees and Shareholder Information Expenses:

      These expenses increased 34% to $318,761 for the three months ended June 30, 2006, as compared to $237,347 for the three month period ended June 30, 2005. The increase is primarily attributed to the Company's increased staff and increased professional fees related to potential acquisitions, resource development and regulatory compliance.

      Interest Expense and Financing Costs:

      Interest expense and financing costs decreased 9% to $54,822 for the three months ended June 30, 2006, as compared to $60,568 for the three month period ended June 30, 2005. This decrease is the result of the Company's satisfaction of the July 1998 Note (see Footnote 7(b) to the Company's Financial Statements), the satisfaction of the Kane Debt (see Footnote 14(A) to the Company's Financial Statements) and the satisfaction of the Sonata Loan (see Footnote 10(a) to the Company's Financial Statements).

      Liquidity and Capital Resources:

      Liquidity is a measure of a Company's ability to access cash. The Company has historically addressed its long-term liquidity requirements through the issuance of equity securities, through cash provided by operating activities and through borrowings or debt financing for certain activities.

      During the three months ended June 30, 2006, the Company's cash used for operating activities was $452,201.

      The prices the Company receives for its oil and gas and the level of production have a significant impact on the Company's cash flows. The Company is unable to predict, with any degree of certainty the prices the Company will receive for its future oil and gas production and the success of the Company's exploration, exploitation and production activities. Increases in the sales of the Company's minerals, which to date have been mined, will also affect cash flow.

      At present, the Company does not have in place a credit facility or other line of credit upon which it may draw. As operating activities increase, the Company will evaluate the need for such a credit facility. For desired acquisitions or project enhancements, the Company must seek project specific financing. With the expiration of the Sonata Loan, none of the Company's properties is encumbered.

      Acquisition and Growth:

      As announced in the Company's Form 8-K dated May 25, 2006, the Company entered into an agreement to acquire approximately 190 producing wells, two drilling rigs and well servicing equipment and other assets in Southeastern Ohio. This acquisition is subject to the Company's completion of satisfactory due diligence, which process is presently ongoing. The Company believes that the revenue associated with this acquisition will have a positive impact on the Company's cash flow. An increase in the Company's net operating cash flow will allow for the continued development of existing reserves, enhancement and recompletion of existing wells and the drilling of new wells.

      The efforts of the Company and TPA to evaluate the Sierra Kaolin(TM) deposit have progressed during the current fiscal year. The confirmation core evaluation program was completed and third party consultants have been engaged to provide certified reserve estimates. This work is expected to be completed early in the fourth fiscal quarter. The Company also initiated efforts to provide similar reserve certifications for its Texas zeolite deposit.

      Off Balance Sheet Arrangements:

      The Company has no "off balance sheet arrangements" and does not anticipate entering into any such arrangements in the foreseeable future.

      Historical Cash Flow:

      The Company's cash flow used for operating activities was $452,201 for the three months ended June 30, 2006, as compared to cash provided of $208,619 for the three month period ended June 30, 2005. These funds were deployed in efforts to enhance the commercial viability of the Company's existing resource assets, to identify potential expansion opportunities and to retire obligations associated with the Company's assets.

      The Company's net cash decreased by $607,241 for the three month period ended June 30, 2006, as compared to an increase of $242,775 for the three month period ended June 30, 2005.

      Other sources of Income:

      In September 2005, the Company completed a private placement of equity consisting of one share of common stock at $.25 per share and warrants for two shares of stock, one at $1.00 per share and the second at $2.00 per share. This private placement raised approximately $1.6 Million for the Company and resulted in 6,500,000 shares being issued. The Company has been utilizing the proceeds of this private placement to retire certain obligations and to fund its general and administrative costs that were not covered by revenues from the production and sale of oil and gas and minerals.

      The Company intends to seek equity and/or debt financing to fund further acquisitions and continued development of its operations and assets.

Item 3 - CONTROLS AND PROCEDURES

      EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) and 15d-15(e) as of the end of the period June 30 2006, have concluded that its disclosure controls and procedures are effective to reasonably ensure that material information required to be disclosed by the company in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commissions' Rules and Forms and that such information is accumulated and communicated to our Management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

      CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There were no changes made during our most recently completed fiscal quarter in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

      The Chief Executive Officer and Chief Financial Officer confirm that the review of the Controls and Procedures was conducted at 30 June 2006.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      On May 2, 2006, the Louis Erlich and Lydia O. Erlich Revocable Living Trust ("Erlich") filed an action to force payment of a Note from the Company dated February 1, 2000 ("Note"). The Note had no stated maturity date and earned interest at a rate of 9% per annum. Previously Mr. Erlich had commenced an action to force payment of the Note in February 2004, which action was dismissed. By Settlement Agreement, dated July 12, 2006, the Company agreed to settle the lawsuit and satisfy its obligation to Erlich under the Note, including all accrued and unpaid interest, by the payment of $75,000 on July 7, 2006, and payments of $35,000 on July 7, 2006, and payments of $435,000 on or before September 5, 2006, and $35,283 on or before September 5, 2006, and $35,283 on or before December 5, 2006.

      The Company believed it was in its best interest to satisfy the obligation at this time rather than spend time and resources defending the lawsuit.

Item 2. Change in Securities

      Pursuant to the Second Amended Loan Agreement dated December 31, 2003 between Sonata Investment Company, Ltd. ("Sonata"), Tri-Coastal Energy, L.P. and Daleco, Sonata, or its nominee was given 250,000 shares of Daleco common stock. The average of the closing bid and asking price on December 30, 2003, for Daleco common stock was $.906. The Company recorded a cost of $226,500 for the issuance of these shares. The Company also issued to Sonata, or its nominees, warrants for 250,000 shares of Daleco common stock at an exercise price of $.906 per share. These warrants have an expiration date of December 31, 2007. Daleco also extended the expiration date for other warrants held by Sonata with exercise prices ranging from $.55 to $1.05 until December 31, 2007. The Company recorded a cost of $48,546 resulting from the extension of these warrants.

      In October 2003, Terra Silex Holdings, Inc., exercised its rights under Paragraph 6.3 of the Terra Silex Stock Acquisition Agreement, dated September 11, 2001 ("Terra Silex Agreement"). Paragraph 6.3, of the Terra Silex Agreement, gives Terra Silex the right to acquire additional shares of Daleco common stock if Daleco were to sell more than 500,000 shares in one block. The conversion of the Cornell Capital debenture was the event that triggered Terra Silex's right under Paragraph 6.3, Terra Silex purchased 220,169 shares at a price of $.117 per share.

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

Item 3. Heller Debt

      a. In August 1997, the Company entered into an arrangement with Heller Financial, Inc. ("Heller") whereby Heller agreed to provide the Company with up to $15,000,000 to rework existing horizontal wells, re-complete its vertical wells as horizontal wells, and develop additional acreage. Under the terms of the agreement, all of the properties of Westlands were transferred to a newly formed limited partnership, Tri-Coastal Energy, L.P., the general partner of which is Tri-Coastal Energy, Inc., (Tri-Coastal) and the sole limited partner of which is Westlands. Westlands is also the sole shareholder of Tri-Coastal Energy, Inc. The amount outstanding (principal and accrued interest) under this arrangement as of September 30, 2003 and 2002, was $6,708,474 and $6,967,975,
      respectively. Interest on the borrowings was at prime plus 2%. Principal was paid out of 85% of the net cash flow from the properties. Additional interest was payable from 50% of the net cash flow from these properties after the payment of principal. In January 1999, Heller declared the loan to be in default, due to the pledged properties' failure to generate the required interest payments. This failure was solely attributable to the low worldwide prices for oil. As a result, the full amount of the Heller Loan had been reclassified as current debt. With the recovery of oil prices, the Heller Loan had come back into compliance and on October 15, 2003, Heller declared the Heller Loan to be in full compliance. The obligations to Heller were non-recourse to the Company and payable solely out of the oil and properties pledged to Heller as collateral. By agreement between Heller and Tri-Coastal, the Termination Date of the Heller Loan was extended from October 15, 2003 until January 31, 2004. In the Company's third fiscal quarter (March through June 2003) Heller advised Tri-Coastal that it was desirous of liquidating Tri-Coastal's oil and gas properties in full satisfaction of the Heller Loan. Heller had previously wanted Tri-Coastal to sell its oil and gas properties; however, a purchase price acceptable to Heller could not be obtained.

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

      On June 8, 2006, the Sonata Loan was satisfied in full.

      b. As of June 30. 2006, the Company and certain of its subsidiaries were in default of certain debt obligations (See Notes 7 and 8 above). The holders of these instruments are working with the Company to achieve the ultimate extinguishment of the obligations.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Item 5. Other Information

      The Company's common stock was trading on the Over the Counter Market, Bulletin Board ("OTCBB"). On December 12, 2004, the Company's securities were assigned to trade on the "Pink Sheets Market." This change was the result of the Company's filing its re-audited financial statements for the fiscal year ended September 30, 2003, late. The refiling of the Company's 2003 audited statements was necessitated by the Company's prior auditor's not being qualified under the PCAOB (as required by the Sarbanes-Oxley Act of 2002) at the time of the issuance of the Company's financial statements in January 2004. (See the Company's Form 8-K's dated September 14, 2004, and December 2, 2004.) The Company has subsequently filed all required financial statements and it's the Company's stock actively trades on the OTCBB market.

Item 6. Exhibits and Reports on Form 8-K

      The Registrant incorporates by reference the following reports on Form
      8-K:

      Form 8-K filed May 25, 2006 announcing the Company's entering into a Purchase and Sale Agreement for the acquisition of certain Assets subject to the Company's satisfactory due diligence. A copy of the Purchase and Sale Agreement was attached as Exhibit 10.45.

      The Registrant incorporates by reference its Exhibit List as attached to its Form 10-KSB dated January 13, 2006,as modified through the date hereof.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     DALECO RESOURCES CORPORATION


Dated: August 14, 2006               By: /s/ Gary J. Novinskie
                                         ---------------------------------------
                                         Gary J. Novinskie, President

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     DALECO RESOURCES CORPORATION


Date: August 14, 2006                    /s/ Gary J. Novinskie
                                         ---------------------------------------
                                         Gary J. Novinskie
                                         President and Chief Financial Officer


Date: August 14, 2006                    /s/ Stephan V. Benediktson
                                         ---------------------------------------
                                         Stephan V. Benediktson
                                         Chief Executive Officer