Form 10QSB/A
period 2006-06-30
DALECO RESOURCES CORP
filed 2006-08-15
CIK 746967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 FIRST AMENDMENT
                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006
                               -------------

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

Number of shares outstanding of the issuer's common stock as of June 30, 2006:
41,184,624
Number of shares outstanding of the issuer's Series A preferred stock as of June 30, 2006: 0
Number of shares outstanding of the issuer's Series B preferred stock as of June 30, 2006: 175,000

                                      INDEX

                                                                            PAGE
PART I   FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS (Unaudited)
                  Consolidated Balance Sheet.................................. 3
                  Consolidated Statements of Income (Loss).................... 5
                  Consolidated Statements of Cash Flow........................ 6
                  Consolidated Statements of Shareholder's Equity............. 8
                  Notes to Consolidated Financial Statements.................. 9

ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS........................ 35

ITEM 3            CONTROLS AND PROCEDURES.................................... 40

PART II           OTHER INFORMATION

ITEM 1            LEGAL PROCEEDINGS.......................................... 41

ITEM 2            CHANGE IN SECURITIES....................................... 41

ITEM 3            HELLER DEBT................................................ 42

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........ 44

ITEM 5            OTHER INFORMATION.......................................... 44

ITEM 6            Exhibits and Reports on Form 8-K........................... 45

SIGNATURES        ........................................................... 46

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2006--PREPARED BY
MANAGEMENT (UNAUDITED)
================================================================================
                                                                   2006
ASSETS
Current Assets
         Cash Accounts                                             $    899,277
         C/Ds                                                           211,080
         Accounts Receivable                                            333,244
         Prepaid Mineral Royalties S/T (note 5(c)                            --
         Other Current Assets                                             8,814
                                                                   ------------
                               Total Current Assets                $  1,452,415
                                                                   ------------
Other Assets
         Prepaid Mineral Royalties L/T  (note 5(c))                $    654,567
         Debt Issue Costs (note 2(g))                                   928,661
         Accumulated Amortization                                      (857,621)
                  Net Debt Issue Costs                                   71,040
         Equity Placement Costs                                          35,750
         Accumulated Amortization Equity Costs                          (10,228)
                                                                   ------------
                  Net Equity Placement                                   25,522
                                                                   ------------
         Securities Available for Future Sale (note 6)                   76,002
                                                                   ------------
         Notes Receivable (note 13(c))                                  576,000
                                                                   ------------
                               Total Other Assets                  $  1,403,131
                                                                   ------------
Fixed Assets
         Oil and Gas Properties (note 3)                           $ 12,761,614
         Accumulated DD&A                                            (8,979,768)
                  Net Oil and Gas Property                            3,781,846
         Mineral Properties (note 5)                                 12,609,100
         Accumulated DD&A                                              (550,000)
                  Net Mineral Property                               12,059,100
         Timber Properties (note 4)                                   1,028,342
         Accumulated DD&A                                            (1,028,342)
                  Net Timber Property                                        --
         Technology/Patent Rights (note 6)                            6,707,000
         Accumulated DD&A                                            (3,435,397)
                  Net Tech./Patent Rights                             3,271,603
         Property, Equipment, Furniture & Fixtures                      522,708
         Accum. Depr (Property, Equipment, Furniture & Fixtures)       (516,363)
                  Net (Property, Equipment, Furniture & Fixtures)         6,345
                                                                   ------------
                  Total Fixed Assets                               $ 19,118,894
                                                                   ------------
                  Total Assets                                     $ 21,974,440
                                                                   ============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2006--PREPARED BY
MANAGEMENT (UNAUDITED)
================================================================================
                                                                   2006
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
                                                                   ============

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS) FOR THE QUARTERS ENDED AND NINE MONTHS ENDED JUNE 30, 2006 AND 2005--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                                            3 Months Ended June 30       9 Months Ended June 30
                                                                 2006           2005           2006           2005
                                                         ------------   ------------   ------------   ------------
Revenue
     O&G Sales                                           $    482,835   $    338,090   $  1,414,938   $  1,027,182
     Royalty Receipts                                          14,775         11,728         56,516         32,521
     Mineral Sales                                              2,539         10,653         12,020         31,890
     Well Management                                           40,006         41,506        120,018        124,518
         Total revenue                                   $    540,155   $    401,977   $  1,603,492   $  1,216,111
                                                         ------------   ------------   ------------   ------------

Expenses
     LOE - Oil and Gas                                   $    204,136   $    166,625   $    536,304   $    481,459
     LOE--Timber                                                   --             --             --             --
     LOE--Minerals                                              1,319          9,262         11,053         28,712
     Prod Tax                                                  46,523         28,332        140,720         78,970
     DD&A (Fixed Assets)                                      357,700        347,209      1,056,209      1,079,484
     Third Party Distributions                                     --         17,588         27,636         27,897
     General and Administrative Expenses                      236,810        161,564        697,008        524,259
     Legal and Professional Fees                               65,524         69,714        189,634        221,968
     Shareholder Information                                   16,427          6,069         49,393         23,841
     Amortization of Debt Issue Costs                          31,164         26,998         93,493         76,826
     Amortization of Equity Costs                               3,054            225          8,579            675
         Total Expenses                                  $    962,657   $    833,586   $  2,810,029   $  2,544,091
                                                         ------------   ------------   ------------   ------------

Operating income (loss)                                  $   (422,502)  $   (431,609)  $ (1,206,537)  $ (1,327,980)
Other income (expenses)
     Gain on Exchange of PSNet Shares for Ostara Shares            --             --             --         40,402
     Interest Income                                            1,559             --          6,048              7
     Interest Expense                                         (23,658)       (33,570)       (83,231)      (240,848)
     Other Income                                                  --             --       (311,400)        24,800
         Total other income (loss), net                  $    (22,099)  $    (33,570)  $   (388,583)  $   (175,639)
                                                         ------------   ------------   ------------   ------------

Loss before provision for income taxes                   $   (444,601)  $   (465,179)  $ (1,595,120)  $ (1,503,619)
Provision for income taxes                                    (52,671)            --        (52,671)            --
Net Loss (note 10)                                       $   (497,272)  $   (465,179)  $ (1,647,791)  $ (1,503,619)
                                                         ============   ============   ============   ============

Less: Dividends on Class A and B preferred shares                  --             --             --        (83,907)

Net loss attributable to common shareholders             $   (497,272)  $   (465,179)  $ (1,647,791)  $ (1,587,526)
                                                         ============   ============   ============   ============

Basic and Fully Diluted Net Loss per Common Share               ($.01)         ($.02)         ($.04)         ($.06)
Weighted average number of shares of
         Common shares outstanding
         Basic                                             41,126,355     29,456,779     40,849,217     28,862,918
         Diluted                                           54,522,286     38,254,710     53,899,510     38,095,281

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE QUARTERS ENDED AND NINE MONTHS ENDED JUNE 30, 2006 AND 2005--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                                           3 Months Ended June 30      9 Months Ended June 30
                                                           ----------------------      ----------------------
                                                                2006          2005          2006          2005
                                                         -----------   -----------   -----------   -----------
Operating Activities
Net Income/(loss) for the period                         $  (497,272)  $  (465,179)  $(1,647,791)  $(1,503,619)
                                                         -----------   -----------   -----------   -----------
Items not affecting working capital
     Change in DD & A for period                         $   357,700   $   347,209   $ 1,056,209   $ 1,079,484
     Amortization of Debt Issue Costs                         25,639        27,223        93,493        77,501
     Gain on Debt Forgiveness                                  8,579            --         8,579            --
     Gain on Exchange of PSNet Shares for Ostara Shares           --            --            --       (40,402)
     Charge for Issuance of Securities                            --            --            --            --
     Non-Cash Charge for Issuance of Securities                   --            --       311,400            --
                  Sub Total                              $   391,918   $   374,432   $ 1,469,681   $ 1,116,583
                                                         -----------   -----------   -----------   -----------
Items affecting Working Capital:
     (Increase) Decrease in other assets                 $    (4,950)  $   (45,431)  $    (4,950)  $  (227,867)
     (Increase Decrease in Pre-paid Royalties                     --            --            --       (30,000)
     (Increase) Decrease in accounts receivable               59,295        (5,175)      236,077       (20,969)
     Increase (Decrease) in Trade payables                  (406,779)      274,051        74,982       357,058
     Increase.(Decrease) in other Accrued Expenses             5,587        75,921       (15,497)      252,382
     Gain/(loss) on Sale of Properties                            --            --            --            --
                  Sub Total                              $  (346,846)  $   299,366   $   290,613   $   330,604
                                                         -----------   -----------   -----------   -----------

Cash Provided from (used for) operating activities       $  (452,201)  $   208,619   $   112,502   $    56,432
                                                         -----------   -----------   -----------   -----------

Investing Activities
     Sale of Fixed Assets                                $     -----   $     -----   $     -----   $   542,621
     Leasing, Acquisition and Well Costs Incurred            (25,382)           --      (135,517)           --
Cash provided from (used for)  investing activities      $   (25,382)  $     -----   $  (135,517)  $   542,621
                                                         -----------   -----------   -----------   -----------

Financing Activities
     Increase (decrease) Notes due Related Parties
       (Note 7(b))                                            $-----   $  (240,800)  $   (25,000)  $  (210,500)
     Payment on Other Notes due  (See Note 7)               (141,744)       (9,208)     (463,772)     (112,259)
     Increase (decrease) Accrued Interest                     12,086       (15,836)       25,875       170,107
     Increase (decrease) Accrued Dividends                        --            --            --      (198,241)
     Dividends Paid                                               --            --            --      (370,785)
     Proceeds of Equity Issuance                                  --       300,000        45,307       400,150
     Proceeds of L/ T Debt                                        --            --            --            --
Cash provided from (used for) financing activities       $  (129,658)  $    34,156   $  (417,590)  $  (321,528)
                                                         -----------   -----------   -----------   -----------
Net Increase/(decrease) in cash for period               $  (607,241)  $   242,775   $  (440,605)  $   164,661

Cash and cash equivalents - Beginning of Period          $ 1,717,598   $   320,894   $ 1,550,962   $   399,008
Cash and cash equivalents - End of Period                $ 1,110,357   $   563,669   $ 1,110,357   $   563,669
                                                         -----------   -----------   -----------   -----------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE QUARTERS ENDED AND NINE MONTHS ENDED JUNE 30, 2006 AND 2005--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                                                3 Months Ended June 30      9 Months  Ended June 30
                                                                ----------------------      -----------------------
                                                                      2006          2005          2006          2005
                                                              ------------  ------------  ------------  ------------
Supplemental Information

Interest Paid                                                 $     11,573  $     49,406  $     57,357  $     70,741

Income Taxes paid                                             $     52,671  $      -----  $     52,671  $      -----


Supplementary Disclosure of Non-cash Transactions
Conversion from convertible debt to common stock              $      -----  $      -----  $     25,000  $      -----
Issuance of common stock for services performed               $      -----  $     50,000  $    331,701  $    150,150
Payment of dividends in-kind                                  $      8,658  $      -----  $      8,657  $    370,785
Conversion of debt to equity                                  $      -----  $    250,000  $      -----  $    250,000
Conversion from preferred stock to common stock (Note 11(a))  $    100,000  $      -----  $    100,000  $      -----

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY FOR THE THREE MONTHS
ENDED JUNE 30, 2006--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

                                                                         2006
                                                            -------------------------------
Common Stock Outstanding
Share                                                       41,097,698

                Beginning of Period
                Issued                                          86,926
                Cancelled                                            0
                                                            ----------
                End of Period                               41,184,624
                                                            ----------
     Value at Par ($.01/Share)                                                 $    411,846

Preferred Stock Outstanding
     Shares Class "A"
                Beginning of Period                                  0
                Present as Debt                                      0
                                                            ----------
                End of Period                                        0
                                                            ----------
Value at Par ($.01/Share)                                                      $          0

     Shares Class "B"
                Beginning of Period                            185,000
                Issued                                               0
                Converted to Common                            (10,000)
                Cancelled                                            0
                                                            ----------
                End of Period                                  175,000
                                                            ----------
     Value at Par ($.01/Share)                                                 $      1,750
                                                                               ============
     Preferred Value at Par                                                    $      1,750

Additional Paid in Capital
                Beginning of Period                                            $ 42,771,996
                Equity Issuance Other                                                     0
                Excess of Redemption Amount                                           7,888
                                                                               ------------
                End of Period                                                  $ 42,779,884
                                                                               ============

Accumulated Retained
Earnings/(Deficit)
                Beginning of Period                                            $(26,284,075)
                Income(Loss) for Period                                            (497,272)
                Other Comprehensive Income (Loss)                                   (38,002)
                                                                               ------------
                Dividends (Property)
                End of Period                                                  $(26,819,349)
                                                                               ============

Equity
                Beginning of Period                                            $ 16,900,749
                End of Period                                                  $ 16,374,131
                                                                               ============
                Change in Equity for Period                                    $   (526,618)
                                                                               ============

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED STATEMENTS
ENDED JUNE 30, 2006--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED STATEMENTS
ENDED JUNE 30, 2006--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED STATEMENTS
ENDED JUNE 30, 2006--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED STATEMENTS
ENDED JUNE 30, 2006--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

3.       Oil and Gas and Equipment
                                                                      6/30/2006
                                                                   ------------
Proven lease acreage costs                                         $  5,448,142


Proven undeveloped lease acreage costs                             $  1,745,810

Well costs                                                         $  5,567,662
                                                                   ------------
                                                                   $ 12,761,614

Accumulated depletion, depreciation and amortization               $ (8,979,768)
                                                                   ------------

Residual Book Value                                                $  3,781,846
                                                                   ============

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED STATEMENTS
ENDED JUNE 30, 2006--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

         On or about February 14, 2005, the Company entered into a Development and Operating Agreement with Tecumseh Professional Associates ("TPA") covering the Company's Calcium Carbonate lease in Cibola County, New Mexico. On or about March 11, 2005, the Company entered into the Sierra Kaolin(TM) Operating Agreement with TPA covering the Company's Kaolin Claims in Sierra County, New Mexico. Under these agreements, TPA has assumed the duties to mine, test and market the Company's Sierra Kaolin(TM) and Calcium Carbonate. By letter dated May 4, 2006, TPA advised the Company that it did not intend to renew its Operating Agreement covering the Calcium Carbonate Lease for another year. Under the terms of the Operating Agreement, TPA has the obligation to maintain the Calcium Carbonate Lease though August 3, 2006, to include, but not limited to, the production and sale of the requisite quantity of Calcium Carbonate for the lease year commencing August 4, 2005 and ending on August 3, 2006. Thereafter, TPA shall have no duties, responsibilities or benefits under the Operating Agreement or the Limestone Lease. (See Footnote 5(c) below.) . By letter dated July 27, 2006, NZ Travertine, LLC, the Lessor of the Calcium Carbonate Lease, agreed to accept a payment of $46,000, paid by TPA, in lieu of the minimum annual production as required under paragraphs 6 & 7 of the Calcium Carbonate Lease. TPA also agreed to amend the Calcium Carbonate Lease to provide that NZ Travertine, LLC, could produce up to 50,000 tons of dimensional stone each lease year. This was an increase from 10,000 tons as provided in the Amendment to Limestone Agreement dated September 10, 2004.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED STATEMENTS
ENDED JUNE 30, 2006--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

b.       Minerals and Equipment

                                                                      6/30/2006
                                                                      ---------
         Proven undeveloped lease costs                             $12,609,100
         Mine development costs                                               0
         Accumulated depletion and                                     (550,000)
           depreciation                                                 -------
         Residual Book Value                                        $12,059,100
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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED STATEMENTS
ENDED JUNE 30, 2006--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED STATEMENTS
ENDED JUNE 30, 2006--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED STATEMENTS
ENDED JUNE 30, 2006--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED STATEMENTS
ENDED JUNE 30, 2006--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED STATEMENTS
ENDED JUNE 30, 2006--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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


(c) Due to Novinskie: Under the terms of Mr. Novinskie's employment agreement (See Note 13(b)), Mr. Novinskie was to have received a cash bonus of $25,000 as of September 30, 2002. This bonus was not paid. As of June 30, 2006, the Company owed Mr. Novinskie $297,277 consisting of $26,438 in un-reimbursed expenses, $245,839 in salary and $25,000 in bonuses.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED STATEMENTS
ENDED JUNE 30, 2006--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED STATEMENTS
ENDED JUNE 30, 2006--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED STATEMENTS
ENDED JUNE 30, 2006--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

         On June 8, 2006, the Sonata Loan was satisfied in full.


         b. First Regional Bank Loan:

         In September 1998, the Company assumed a $100,000 loan with First Regional Bank when it acquired Haly Corporation. Interest is at 6.9% and the loan matures December 12, 2006. The loan is secured by the personal assets of Dov Amir, an officer and Director of the Company.


11.      (a)      Capital Stock

                                                                                              NUMBER OF
                                                                                               SERIES B
                                                                        NUMBER OF SERIES      PREFERRED
                                                  NUMBER OF COMMON           A PREFERRED     SHARES PAR
                                                  SHARES, PAR VALUE     SHARES PAR VALUE    VALUE $0.01
                                                 $0.01 PER SHARE(1)  $0.01 PER SHARE (1)  PER SHARE (1)
                                                -------------------  -------------------  -------------
Balance as of June 30, 2005                              29,943,043                    0        185,000

Issued pursuant to the exercise of                        2,000,000
Options (Note 2)

Issued pursuant to Private Placement                      6,500,000
(9/05) (Note 3)

Issued for the payments of                                  100,000
services (S-8) (Note 5)

Issued pursuant to Stock Purchase                         1,800,000
Agreement under Employment Agreements (Note 4)

Issued pursuant to the exercise of                           45,455
Warrants (Note 6)

Issued pursuant to Special Stock Award                      600,000
for Directors Services (Note 7)

Issued pursuant to Private Placement terms                  109,200
For Placement Agent fees

Issued on the conversion of Series B
Preferred, plus accrued and unpaid interest(9)               86,926                   --        (10,000)
                                                -------------------                       -------------

Ending Balance as of June 30, 2006                       41,184,624                    0        175,000
                                                -------------------  -------------------  -------------



 (1) On March 16, 2006, the shareholders approved the increase in the authorized number of shares of common stock from 50,000,000 to 100,000,000 shares, par value $0.01.The Articles of Incorporation of the Company authorize 20,000,000 shares of preferred stock, par value $0.01. The Series B Preferred Stock issued and outstanding has a stated value of $10 per share.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED STATEMENTS
ENDED JUNE 30, 2006--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED STATEMENTS
ENDED JUNE 30, 2006--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

         (b) Options and Warrants: The Company granted the following options / warrants to purchase common stock as of June 30, 2006.

                                            Number of       Weighted Average
                                       Options / Warrants   Price per Share
                                       ------------------   ----------------
Options / Warrants Outstanding -
June 30, 2005                                   6,919,579   $           0.57
                                                            ----------------

Employee Stock Option
---------------------
Granted(1)                                      1,150,000
Expired                                          (500,000)
Exercised(2)                                   (2,000,000)
Cancelled                                              --

Stockholder warrants
--------------------
Granted(3)                                      6,500,000
Expired(4)                                        (81,819)
Exercised (5)                                     (45,455)
Cancelled                                              --

Options / Warrants Outstanding -
June 30, 2006                                  11,942,305   $           1.13
                                       ------------------   ----------------

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED STATEMENTS
ENDED JUNE 30, 2006--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

(4) On November 20, 2005, the Warrants attached to the July 1998 Notes held by two of the Note holders for a total of 81,819 shares of Common Stock expired. (See note 7(b)).

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED STATEMENTS
ENDED JUNE 30, 2006--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

         The  following  table  summarizes   information   about  stock  options
outstanding as of June 30, 2006:

                                 Weighted    Weighted                   Weighted
                                 Average     Average                    Average
                   Options       Exercise    Remaining     Options      Exercise
Exercise price     Outstanding   Price       Life (Years)  Exercisable  Price
--------------------------------------------------------------------------------
   $0.43-$1.08       3,500,000      $0.70        2.56 yrs    2,350,000     $0.81

         (d)      Warrants

(1)      Sumitomo Warrants

         On September 15, 2004, the Company entered into the First Amendment to Master Distribution and Marketing Agreement (See Exhibit 10.36 to the Company's Annual Report) ("First Amendment"). Under the terms of the First Amendment, Sumitomo's 2,240,000 warrants were cancelled.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED STATEMENTS
ENDED JUNE 30, 2006--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED STATEMENTS
ENDED JUNE 30, 2006--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED STATEMENTS
ENDED JUNE 30, 2006--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED STATEMENTS
ENDED JUNE 30, 2006--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED STATEMENTS
ENDED JUNE 30, 2006--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED STATEMENTS
ENDED JUNE 30, 2006--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED STATEMENTS
ENDED JUNE 30, 2006--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED STATEMENTS
ENDED JUNE 30, 2006--PREPARED BY MANAGEMENT (UNAUDITED)
================================================================================

         SFAS 151 is effective on January 1, 2006. Earlier application is permitted for inventory costs incurred beginning January 1, 2005. The provisions of SFAS 151 shall be applied prospectively. The adoption of SFAS 151 is not expected to have an impact on the Company's consolidated financial statements or disclosures.

Item 2-  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS.
         -------------

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

Results of Operations:
---------------------

Quarter ended June 30, 2006, compared to quarter ending June 30, 2005:

                                                                        Three Months Ended 6/30
                                                                           2006          2005
                                                                       -----------   -----------
Net Income (Loss)                                                      $  (497,272)  $  (465,179)

Revenues                                                               $   540,155   $   401,977

Production and Cost Information (Oil and Gas Production):

                                                                        Three Months Ended 6/30
                                                                           2006          2005
                                                                       -----------   -----------
Production

    Oil (Bbl)                                                                2,925         3,681
    Gas (Mcf)                                                               33,188        24,249

Average price

    Oil (per barrel)                                                   $     62.38   $     49.52
    Gas (per Mcf)                                                      $      9.05   $      6.43

LOE* and Production Tax
     Cost per Mcfe                                                     $      4.94   $      4.21

-----
Bbl = Barrels of oil
Mcf = One Thousand cubic feet of gas
Mcfe = One Thousand cubic feet of gas equivalent
--------------------------------------------------------------------------------


              Production and Cost Information (Minerals):

                                                                        Three Months Ended 6/30
                                                                           2006          2005
                                                                       -----------   -----------
Sales - tons                                                                     2            10

Cost* per ton                                                          $       660   $       926


              * Cost of production includes all direct costs incurred in the respective segments during the period to include evaluation and production enhancement costs.

Depreciation, Depletion and Amortization: Oil and Gas
-----------------------------------------------------

Depreciation,  depletion and  amortization  expenses were $162,917 for the three
(3) months ended June 30, 2006, as compared to $150,000 for the year earlier period.

Depreciation, Depletion and Amortization: Minerals
--------------------------------------------------

Depreciation, depletion and amortization expenses were $194,563 for the three months ended June 30, 2006, as compared to $195,135 for the year earlier period.

General and Administrative Expenses, Legal and Professional Fees and Shareholder
-----------------------------------
Information Expenses:

These expenses increased 34% to $318,761 for the three months ended June 30, 2006, as compared to $237,347 for the three month period ended June 30, 2005. The increase is primarily attributed to the Company's increased staff and increased professional fees related to potential acquisitions, resource development and regulatory compliance.

Interest Expense and Financing Costs:
------------------------------------

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

Liquidity and Capital Resources:
-------------------------------

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

Acquisition and Growth:
----------------------

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

Off Balance Sheet Arrangements:
------------------------------

The Company has no "off balance sheet arrangements" and does not anticipate entering into any such arrangements in the foreseeable future.

Historical Cash Flow:
--------------------

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

         Other sources of Income:
         -----------------------

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


Item 3 - CONTROLS AND PROCEDURES
         -----------------------

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

         The Chief Executive Officer and Chief Financial Officer confirm that the review of the Controls and Procedures was conducted at 30 June 2006.


PART II. OTHER INFORMATION
         -----------------

Item 1.  Legal Proceedings
         -----------------

         On May 2, 2006, the Louis Erlich and Lydia O. Erlich Revocable Living Trust ("Erlich") filed an action to force payment of a Note from the Company dated February 1, 2000 ("Note") in the principal amount of $98,048.00. The Note had no stated maturity date and earned interest at a rate of 9% per annum. Previously Mr. Erlich had commenced an action to force payment of the Note in February 2004, which action was dismissed. By Settlement Agreement, dated July 12, 2006, the Company agreed to settle the lawsuit and satisfy its obligation to Erlich under the Note, including all accrued and unpaid interest, as follows:

                  1. Payment of $75,000 on July 7, 2006; ,

                  2. Payment of $35,000 on or before September 5, 2006; and

                  3. Payment of $35,283 on or before December 5, 2006.

         The Company believed it was in its best interest to satisfy the obligation at this time rather than spend time and resources defending the lawsuit.

Item 2.  Change in Securities
         --------------------

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

Item 3.  Heller Debt
         -----------

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None.

Item 5.  Other Information
         -----------------


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

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

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

         Attached hereto are Exhibits 31.1, 31.2, 32.1 and 32.2.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          DALECO RESOURCES CORPORATION


Dated:  August 15, 2006             By:     /s/ Gary J. Novinskie
                                       -----------------------------------------
                                            Gary J. Novinskie, President


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          DALECO RESOURCES CORPORATION


Date:  August 15, 2006                         /s/ Gary J. Novinskie
                                        ----------------------------------------
                                        Gary J. Novinskie
                                        President and Chief Financial Officer


Date: August 15 , 2006                         /s/ Stephan V. Benediktson
                                        ----------------------------------------
                                        Stephan V. Benediktson
                                        Chief Executive Officer