Form 10KSB
period 2006-09-30
DALECO RESOURCES CORP
filed 2007-01-16
CIK 746967

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-KSB

|X| ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the fiscal year ended September 30, 2006.

|_| TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________to ________________________


Commission File Number 0-12214
                          DALECO RESOURCES CORPORATION
                          ----------------------------
                 (Name of small business issuer in its charter)

             NEVADA                                  23-2860734
    ---------------------------                      -----------
   (State or other jurisdiction                    (I.R.S. Employer
 of incorporation or organization)                Identification No.)

                           17 Wilmont Mews, 5th Floor
                         West Chester Pennsylvania 19382
                    (Address of Principal Executive Offices)

Issuer's telephone number: (610) 429-0181

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Shares, Par Value $.01
             Series A 10% Cumulative Preferred Stock Par, Value $.01
      Series B 8% Cumulative Convertible Preferred Stock, Par Value, $.01
      -------------------------------------------------------------------
                                 Title of Class

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
                                                                 Yes |_|  No |X|


State issuer's revenues for its most recent fiscal year:              $2,017,901

Aggregate market value of voting common stock held by non-affiliates of registrant based upon the average bid and asked closing sale price on November 30, 2006: $26,340,499.
                    Applicable only to Corporate Registrants

Number of shares outstanding of the issuer's Common Stock as of November 30, 2006: 42,154,435
Number of shares outstanding of the issuer's Series A preferred stock as of November 30, 2006: 0
Number of shares outstanding of the issuer's Series B preferred stock as of November 30, 2006: 165,000

                       DOCUMENTS INCORPORATED BY REFERENCE
Registrant's Definitive Proxy Statement.
Transitional Small Business Disclosure Format:                   YES |X|  NO |_|

================================================================================

                                     PART I

ITEM 1: DESCRIPTION OF BUSINESS

GENERAL

      Daleco Resources Corporation ("Daleco" or the "Company") is a natural resources holding company whose subsidiaries are engaged in the exploration, development and production of oil and gas, the development and sale of naturally occurring minerals, and the marketing of patented products utilizing the Company's minerals. The Company's wholly owned subsidiaries include Westlands Resources Corporation, Sustainable Forest Industries, Inc., Deven Resources, Inc., DRI Operating Company, Inc., Tri-Coastal Energy, Inc., Tri-Coastal Energy, L.P., Clean Age Minerals, Inc., CA Properties, Inc. and The Natural Resources Exchange, Inc. Deven Resources, Inc. is the managing general partner of Deerlick Royalty Partners, L.P. The Company's assets consist of two separate categories: oil and gas and minerals. The Company owns a patent related to its minerals. The Natural Resources Exchange, Inc., is a dormant company that conducted no business in the past two fiscal years. Sustainable Forest Industries, Inc., is a dormant company related to the Company's forest holdings that conducted no business in the past two years.

      The Company is a Nevada corporation whose Articles provide for authorized capital stock of 100,000,000 shares of common stock and 20,000,000 shares of preferred shares.

      Daleco, through its wholly owned subsidiaries, Westland Resources Corporation, DRI Operating Company, Deven Resources, Inc. and Tri-Coastal Energy, L.P. owns and operates oil and gas properties in the States of Texas, West Virginia and Oklahoma and the Commonwealth of Pennsylvania. Daleco does not refine any crude oil or market, at retail, any oil or petroleum products. Daleco does not own any drilling rigs. All of its drilling activities are performed by independent drilling contractors on a contract basis.

      Deven Resources, Inc. ("DRI") is the general partner of Deerlick Royalty Partners L.P., a Delaware limited partnership, owning overriding royalty interests in the Deerlick Coalbed Methane Field, Tuscaloosa Alabama. DRI is also the sole shareholder of DRI Operating Company, which operates nine (9) wells and has oil and gas interests in the State of West Virginia and in the Commonwealth of Pennsylvania.

      As of September 30, 2006, the Company had interests in 68 wells in the States of Texas, West Virginia and Oklahoma and the Commonwealth of Pennsylvania. The Company has experienced an average increase in the unit of production weighted average sales prices it received throughout the 12 month period beginning October 1, 2005, and ending September 30, 2006, of 31% for its oil and gas products as compared to the twelve (12) month period beginning October 1, 2004, and ending September 30, 2005.

      Sustainable Forest Industries, Inc., sold forest products under the HeartDex(TM) trademark. This entity has been inactive for the past two years. The Company has fully written off its costs associated with this subsidiary and its operations have been terminated.

      Clean Age Minerals, Inc., through its subsidiary, CA Properties, Inc., (collectively "CAMI") owns fee, leasehold interests, and federal mining claims containing non-metallic minerals in the States of Texas, New Mexico, and Utah. CAMI mines its minerals through the use of contract miners. CAMI also owns the CA Series patented process, utilizing many of the minerals owned or under lease to CAMI, for the cleansing, decontamination and remediation of air, water and soils.

      ASSETS:

            OIL AND GAS

      DEFINITIONS OF TERMS:

      As used herein, the term:

      "Gross", as it applies to acreage, mining claims or wells refers to the number of acres, mining claims or wells in which the Company has a direct working / operating interest.

      "Horizontal Well", means a well drilled vertically from its surface to its objective depth and from that point drilled with special tools at an angle approximating 90 degrees from the bottom of the vertical hole or drilled from such point at an angle which approximates that at which the beds of the objective formation lie, as opposed to a traditional vertical well, which is drilled vertically from the surface to its objective.

      "Net", as it applies to acreage, mining claims or wells refers to the sum of the fractional ownership interests owned by the Company in gross acres, mining claims or gross wells.

      "Operating interest", means the share of costs borne by an owner in the lease, claim or well.

      "MMBTU", "Bbls", "Mcf" and "MMcf", mean million British thermal units, barrels, a thousand cubic feet, and a million cubic feet, respectively.

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

            PROPERTY ACQUISITION

      During Fiscal 2006, the Company did not acquire any new oil and gas properties or drilling prospects. During Fiscal 2006, the Company did acquire additional working interests from third parties in certain producing wells within the Company's existing holdings. Within the oil and gas sector, the Company faces competition from entities possessing substantially larger financial resources and staffs.

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

         During Fiscal 2007, the Company intends to focus on identifying niche acquisition and developmental opportunities within the oil and gas sector that can be economically exploited.

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

      The availability of a market for oil and gas produced from the properties of Daleco and prices received are dependent upon numerous factors, substantially all of which are beyond the control of Daleco. Such factors include the level of domestic production, the availability of imported oil and gas, actions taken by foreign producing nations, the availability of distribution and transportation facilities and capacity thereon, the availability and price of fuels competitive with oil and gas, world and domestic demand for oil and gas and refined products, governmental regulation and taxation. Such factors make it impracticable to predict with any degree of certainty future demand for or prices of the oil or gas produced by the Company.

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

            CUSTOMERS

      The following table identifies the Company's customers who purchased in excess of five percent (5%) of the Company's oil or gas during the fiscal year ended September 30, 2006.

PRODUCTION AREA OF OPERATION                 NAME AND LOCATION OF PURCHASER                                     PERCENTAGE
------------------------------------         ------------------------------------------------------------       ----------
TEXAS                 Oil Production         Gulfmark Energy                    Houston, Texas                          97%
                      Gas Production         ETC Pipeline  (Aquila Southwest    San Antonio, Texas                      96%
                                             Pipeline Corp)(1)

PENNSYLVANIA          Gas Production         Dominion (Peoples) Gas Corp.       Pittsburgh, Pennsylvania               100%

WEST VIRGINIA         Gas Production(2)      Volunteer Energy Services, Inc.    Gahanna, Ohio                           86%
                      Gas Production         Canaan Valley Gas Co.              Davis, West Virginia                    13%

OKLAHOMA              Oil Production         Sand Point                         Oklahoma City, Oklahoma                 12%
                      Oil Production         Tri-Power Resources                Ardmore, Oklahoma                       88%
                      Gas Production         Sand Point                         Oklahoma City, Oklahoma                  9%
                      Gas Production         Tri-Power Resources                Ardmore, Oklahoma                       91%

----------
1 Daleco's production of gas from its wells in the Giddings Field is sold to ETC Pipeline pursuant to a long term contract expiring January 31, 2010, which covers a number of Daleco's Texas leases. Subject to various conditions, ETC has agreed to buy all of Daleco's gas produced from the Giddings Field. Daleco receives eighty percent (80%) of the weighted average monthly sales price for liquid products extracted from gas delivered and eighty percent (80%) of the resale prices for dry gas. Prices received by Daleco are subject to deductions for taxes, compression and similar charges.

2 Gas production from Daleco's Appalachian Basin properties is sold under contracts that are tied to a percentage of the sale price of the gas by the purchaser.

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

                                                  FISCAL YEAR ENDED
                                                     SEPTEMBER 30
                                               ----------------------
                                               2006(1)          2005
                                               -------         ------
       TEXAS:
         Oil (Bbls)                             10,864         11,460
         Gas (Mcf)                              75,167         53,147
         Average Bbls/day                           30             31
         Average Mcf/day                           206            146
       PENNSYLVANIA:
         Gas (Mcf)                               3,229          2,182
         Average Mcf/day                             9              6
       WEST VIRGINIA:
         Gas (Mcf)                              26,354         30,442
         Average Mcf/day                            72             83
       OKLAHOMA:
         Oil (Bbls)                              1,466          2,333
         Gas (Mcf)                               8,190         10,534
         Average Bbls/day                            4              6
         Average Mcf/day                            22             29
       TOTALS:
         Oil (Bbls)                             12,330         13,793
         Gas (Mcf)                             112,940         96,305
         Average Bbls/day                           34             38
         Average Mcf/day                           309            264

----------
1 During 2006, the Company satisfied its indebtedness to Sonata Investment Company, LTD. Consistent with the provisions of the Second Amended Loan, Sonata requested and was assigned sixty-six and two thirds percent (66 2/3%) of all of Tri-Coastal Energy, LP's oil and gas interests, and the figures for 2006 reflect such assignment.

      The following table summarizes for the periods indicated the average price per barrel (bbl) of oil, the average price per thousand cubic feet ("Mcf") of natural gas and the average production (lifting) costs per gas equivalent. In determining the price received by the Company and costs incurred, all expenses of operation have been attributed to Daleco's working interests and the revenues are attributed to Daleco's net revenue interests. For the purpose of determining MCF Equivalents ("MCFE"), one barrel of oil has been converted to gas at the rate of 1 barrel per 6 Mcf.

                                                             FISCAL YEAR ENDED
                                                                SEPTEMBER 30
                                                             ----------------
                                                              2006      2005
                                                             ------    ------
       TEXAS
         Average Sale Price Per Bbl                          $62.46    $41.13
         Average Sale Price Per Mcf                           $8.79     $6.87
         Average Production Cost Per Gas Equivalent (MCFE)    $4.81     $4.30

       PENNSYLVANIA
         Average Sale Price Per Mcf                           $9.12     $6.84
         Average Production Cost Per Gas Equivalent (MCFE)    $9.62    $18.09(1)

       WEST VIRGINIA
         Average Sale Price Per Mcf                           $9.48     $6.64
         Average Production Cost Per Gas Equivalent (MCFE)    $2.02     $1.71

       OKLAHOMA
         Average Sale Price Per Bbl                          $64.30    $49.26
         Average Sale Price Per Mcf                           $6.12     $4.99
         Average Production Cost Per Gas Equivalent (MCFE)    $4.33     $3.65

       COMBINED PROPERTIES
         Average Sale Price Per Bbl                          $62.68    $48.13
         Average Sale Price Per Mcf                           $9.43     $6.46
         Average Production Cost per Gas Equivalent (MCFE)    $4.46     $3.94

----------
1 This figure results from the Company's having incurred production costs during Fiscal Year 2005 but not receiving the production revenues for those periods until late in the first quarter of Fiscal 2006.

            WELLS AND ACREAGE

      The following tables set forth certain information as of September 30 (1):

                              GROSS WELLS                 NET WELLS
                          ------------------          ---------------
      WELL COUNT           2006        2005            2006      2005
      --------------      ------      ------          -----     -----
      Texas                   29          30           9.64     17.65
      Pennsylvania             2           2           2.00      2.00
      West Virginia            7           7           2.41      2.41
      Oklahoma                35          35           2.11      6.34
                          ------      ------          -----     -----
      Total                   73          74          16.16      28.4
                          ------      ------          -----     -----

                              GROSS ACRES                  NET ACRES
                          ------------------          ---------------
      DEVELOPED ACREAGE    2006        2005           2006      2005
      -----------------   ------      ------          -----     -----
      Texas                4,357       4,456            771     1,415
      Pennsylvania         1,280       1,280          1,280     1,280
      West Virginia        2,480       2,480            693       693
      Oklahoma             1,300       1,300             81       244
                          ------      ------          -----     -----
      Total                9,417       9,516          2,825     3,632
                          ------      ------          -----     -----

                              GROSS ACRES                NET ACRES
                          ------------------          ---------------
      UNDEVELOPED ACREAGE  2006        2005            2006      2005
      ------------------- ------      ------          -----     -----
      Texas                1,519       1,357            554     1,264
      Pennsylvania         4,818       4,818          4,818     4,818
      West Virginia        2,997       2,997            920       920
      Oklahoma             1,120       1,120             43       128
                          ------      ------          -----     -----
      Total               10,454      10,292          6,335     7,130
                          ------      ------          -----     -----

----------
(1) During 2006, the Company satisfied its indebtedness to Sonata Investment Company, LTD. Consistent with the provisions of the Second Amended Loan, Sonata requested and was assigned sixty-six and two thirds percent (66 2/3%) of all of Tri-Coastal Energy, LP's oil and gas interests, and the figures for 2006 reflect such assignment.

            DRILLING ACTIVITY

         The following table shows the number of wells drilled by or on behalf of Daleco and the results for the period indicated. Such information should not be considered indicative of future performance of prospects of Daleco. There is no necessary correlation between the number of producing wells, whether developmental or exploratory, completed during any period and the aggregate reserves or future net income generated.

                               EXPLORATORY WELLS
                          -----------------------------
      YEAR DRILLED        PRODUCERS   DRY HOLES   TOTAL
      ------------        ---------   ---------   -----
      2006                        0           0       0
      2005                        0           0       0


                                 DEVELOPMENT WELLS
                          -----------------------------
      2006                        0           0       0
      2005                        0           0       0


      Daleco did not participate in the drilling of any exploratory or development wells in Fiscal years 2006 or 2005.

            PROVED RESERVES

      Daleco causes to be prepared an annual estimate of its oil and gas reserves. Daleco has not filed reserves estimates with any United States authority or agency, other than estimates previously filed with the Securities and Exchange Commission.

      The following table sets forth the proved reserves of Daleco as of September 30, 2006, and September 30, 2005.

      The figures for the Company's Texas and Oklahoma properties were taken from a reserve report dated as of December 15, 2006, prepared by Netherland, Sewell & Associates, Inc., independent petroleum engineers, with the figures as of September 30, 2006, utilizing constant product prices in accordance with reporting requirements. Reserve estimates for Daleco's Pennsylvania and West Virginia properties were taken from a reserve report prepared by Hall Energy Inc. of Magnetic Springs, Ohio, dated November 24, 2006, with the figures as of September 30, 2006, utilizing constant product prices in accordance with reporting requirements. Hall Energy, Inc. is an independent petroleum engineering concern with an emphasis in the Appalachian and Ohio Basins.

            NET RESERVES

                                               YEAR ENDED RESERVES
                                                  SEPTEMBER 30,
                                               ------------------
      PROVED DEVELOPED RESERVES                2006(1)      2005
      -------------------------                -------     ------
      C X C (BBLS)
        Texas                                   19,826     31,380
        Oklahoma                                 3,462     20,141
        Pennsylvania                                 0          0
        West Virginia                                0          0
                                               -------    -------
        Total                                   23,288     51,521
                                               -------    -------

      GAS (Mcf)
        Texas                                  147,149    190,489
        Oklahoma                                20,327     79,199
        Pennsylvania                            10,861      2,434
        West Virginia                          301,796    310,762
                                               -------    -------
        Total                                  480,133    582,884
                                               -------    -------

----------
(1) During 2006, the Company satisfied its indebtedness to Sonata Investment Company, LTD. Consistent with the provisions of the Second Amended Loan, Sonata requested and was assigned sixty-six and two thirds percent (66 2/3%) of all of Tri-Coastal Energy, LP's oil and gas interests, and the figures for 2006 reflect such assignment.


                                                 YEAR END RESERVES
                                                   SEPTEMBER 30,
                                               --------------------
      PROVED, UNDEVELOPED RESERVES             2006(1)       2005
      ----------------------------             -------    ---------
      C X C (BBLS)
        Texas                                   77,066      202,626
        Oklahoma                                     0            0
        Pennsylvania                                 0            0
        West Virginia                                0            0
                                               -------    ---------
        Total                                   77,066      202,626
                                               -------    ---------

      GAS (Mcf)
        Texas                                  237,661    1,168,222
        Oklahoma                                     0            0
        Pennsylvania                                 0            0
        West Virginia                                0            0
                                               -------    ---------
        Totals                                 237,661    1,168,222
                                               -------    ---------

----------
(1) During 2006, the Company satisfied its indebtedness to Sonata Investment Company, LTD. Consistent with the provisions of the Second Amended Loan, Sonata requested and was assigned sixty-six and two thirds percent (66 2/3%) of all of Tri-Coastal Energy, LP's oil and gas interests, and the figures for 2006 reflect such assignment.


All of the above stated reserves are located on-shore within the United States.

            ESTIMATED FUTURE NET REVENUES AND PRESENT WORTH

      Estimated future net revenues of Daleco's net oil and gas reserves at the date indicated and the present worth thereof employing a ten percent (10%) discount factor is set forth in the following tabulation:


      FUTURE NET REVENUES
      SEPTEMBER 30                              2006(1)         2005
      -------------------------------------   ----------    -----------

      Proved Oil and Gas Reserves             $4,780,208    $20,990,167
      Proved Developed Oil and Gas Reserves   $2,440,608     $5,571,767

      PRESENT WORTH
      SEPTEMBER 30                              2006(1)         2005
      -------------------------------------   ----------    -----------
      Proved Oil and Gas Reserves             $2,918,062    $14,665,132
      Proved Developed Oil and Gas Reserves   $1,589,062     $3,753,532

----------
(1) During 2006, the Company satisfied its indebtedness to Sonata Investment Company, LTD. Consistent with the provisions of the Second Amended Loan, Sonata requested and was assigned sixty-six and two thirds percent (66 2/3%) of all of Tri-Coastal Energy, LP's oil and gas interests, and the figures for 2006 reflect such assignment.

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

      The present values shown above should not be construed as the current market value of the estimated oil and gas reserves attributable to Daleco's properties. In accordance with applicable requirements of the Securities and Exchange Commission, the estimated discounted future net revenues from proved reserves are based, generally, on prices and costs as of the date of the estimate, whereas actual future prices and costs may be materially higher or lower. Actual future net revenues also will be affected by factors such as actual production, supply and demand for oil and gas, curtailments or increases in consumption by gas purchasers, changes in governmental regulations or taxation, the impact of inflation on operating costs, general and administrative costs and interest expense. The timing of actual future net revenues from proved reserves, and thus their actual present value, will be affected by the timing of the incurrence of expenses in connection with development of oil and gas properties. In addition, the ten percent (10%) discount factor, which is required by the Commission to be used to calculate discounted future net revenues for reporting purposes, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the oil and gas industry. Discounted future net revenues, no matter what discount rate is used, are materially affected by assumptions as to the timing of future production and future expenses which may and often do prove to be inaccurate.

            RESERVES REPORTED TO OTHER AGENCIES

      There were no estimates or reserve reports of Daleco's proved domestic net oil or gas reserves filed with any governmental authority or agency, other than the Securities and Exchange Commission, during the years ended September 30, 2005, or September 30, 2006.

            DELIVERY COMMITMENT

      Daleco is not obligated to provide a fixed and determinable quantity of oil and gas in the future under existing contracts or agreements.

      MINERAL INTERESTS

      DEFINITIONS:

      "Cu Yd", "Cu M", mean units of volume in terms of Cubic Yards and Cubic Meters, respectively.

      "Competent Person", is a person who is a member of a professional society for earth scientists or mineral engineers, or has other appropriate qualifications.

      "Development Stage", means a party engaged in the preparation of an established commercially mineable deposit for its extraction which is not in the production stage.

      "Exploration Stage", means a party engaged in the search for mineralization and/or mineral deposits to prove the existence of a material of having the reasonable prospects for eventual economic development.

      "Gross", means, as it applies to acreage or mining claims, the numbers of acres or mining claims in which the Company has a direct operating interest.

      "Inferred Mineral Resource", is that part of a Mineral Resource for which tonnage, grade and mineral content can be estimated with a low level of confidence. It is inferred from geological evidence and assumed but not verified geological and /or grade continuity. It is based on information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes which is limited or of uncertain quality and/or reliability.(1)

      "Indicated Mineral Resource", is that part of a Mineral Resource for which tonnage, densities, shape, physical characteristics, grade and mineral content can be estimated with a reasonable level of confidence. It is based on exploration, sampling and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings, and drill holes. The locations are too widely or inappropriately spaced to confirm geological continuity and/or grade continuity but are spaced closely enough for continuity to be assumed. (1)


----------
(1) As defined in "A Guide for Reporting Exploration Information, Mineral Resources and Mineral Reserves" dated March 1, 1999, by The Society for Mining, Metallurgy and Exploration.

      "Measured Mineral Resource", is that part of a Mineral Resource for which tonnage, densities, shape, physical characteristics, grade and mineral content can be estimated with a high level of confidence. It is based on detailed and reliable exploration, sampling and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings, and drill holes. The locations are spaced closely enough to confirm geological and/or grade continuity. (1)

      "Mineral Reserve", is the economically mineable part of a Measured or Indicated Mineral Resource. It includes diluting materials and allowances for losses which may occur when the material is mined. Appropriate assessments, which may include feasibility studies, have been carried out and include consideration of and modification by realistically assumed mining, metallurgical, economic, marketing, legal, environmental, social and governmental factors. These assessments demonstrate at the time of reporting that extraction is reasonable justified. Mineral Reserves are sub-divided in order of increasing confidence into Probable Mineral Reserves and Proved Mineral Reserves.

      "Mineral Resource", is a concentration or occurrence of material of intrinsic economic interest in or on the Earth's crust (a deposit) in such form and quantity that there are reasonable prospects for eventual economic extraction. The location, quantity, grade, geological characteristics and continuity of a Mineral Resource are known, estimated or interpreted from specific geological evidence and knowledge. Mineral Resources are subdivided in order of increasing geological confidence, into Inferred, Indicated and Measured categories. (1)

      "Mining Claims", are regulatory and/or legal descriptions of mineral property rights as defined by State and Federal Mineral Codes.

      "Net", as it applies to acreage mining claims refers to the sum of the fractional ownership interests owned by the Company in gross acres mining claims.

      "Production Stage", means a party engaged in the exploitation of a mineral deposit (reserve).

      "Probable (Indicated) Reserves", are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) recoverable minerals, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) recoverable minerals, is high enough to assume continuity between points of observation.

      "Proven (Measured) Reserves", are reserves for which (a) quantity is computed from dimensions revealed in outcroppings, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

      "Reserve", is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

      "Tons", mean a unit of weight equal to 2,000 pounds (lbs.), 906 kilograms.


----------
(1) As defined in "A Guide for Reporting Exploration Information, Mineral Resources and Mineral Reserves" dated March 1, 1999, by The Society for Mining, Metallurgy and Exploration.

      GENERAL

      The mining and marketing of non-metallic industrial minerals is highly competitive; however, Daleco believes that the locations and quality of its mineral deposits will benefit its future development and sales efforts. Daleco's ability to develop these mineral deposits is dependent on its success in bringing in strategic partners with experience in or a demand for specific minerals and raising capital through third parties. In fiscal year 2005, the Company entered into two agreements with Tecumseh Professional Associates for the exploration, exploitation, development and marketing of its Sierra Kaolin(TM) and Calcium Carbonate. During fiscal year 2006, the Company and its joint venture partner, as appropriate, continued the evaluation of the Company's three minerals, kaolin, zeolite and calcium carbonate. The Company continues to market its zeolite based products such as its ReNuGen(TM) a product utilized in wastewater treatment applications. By letter dated May 4, 2006, TPA advised the Company of its intent not to continue as the operator of the Company's Calcium Carbonate lease as of August 4, 2006. As such, the Development and Operating Agreement (Calcium Carbonate) terminated, in its entirety. At September 30, 2006, the Company was and continues to be involved in discussions with a potential joint venture partner for the development and testing of additional zeolite based products and to provide capital for market introduction.

      MINERAL DEPOSITS

      As of September 30, 2006, the estimated resource quantities ("Mineral Resources") associated with the Company's kaolin claims in Sierra County, New Mexico, zeolite leases and fee acreage in Presidio County, Texas, zeolite claims in Beaver County, Utah, and calcium carbonate lease in Cibola County, New Mexico, were evaluated and estimated by James Harrison, an independent professional mining engineer and competent person, are outlined below:

                                            GROSS
      STATE            MINERAL              ACRES    RESOURCE TONNAGE
      ----------       -----------------    -----    ----------------
      Texas            Zeolite              5,200       1,000,000,000
      Utah             Zeolite                220         500,000,000
      New Mexico       Calcium Carbonate    5,020       1,200,000,000
      New Mexico       Kaolin                 800      200,000,000(1)


----------
(1) In Fiscal year 2004, CA Properties, Inc., filed approximately 23 Federal mining claims covering 1,875+/- acres immediately adjacent to and surrounding its existing kaolin deposit in New Mexico. In addition, in Fiscal Year 2005, the Company filed 8 Lode claims covering approximately 160 acres covering a portion of its existing holdings. The Company has maintained all of its claims during Fiscal year 2006. The Company has not tested via coring or trenching operation the acreage associated with its additional mining claims. Therefore it has not assigned additional resource quantities of kaolin beyond those associated with its base claim holdings of 800 acres, but will do so as development of its kaolin deposit progresses.

            MINERAL MINING

      The Company's minerals are in a Development Stage and/or Exploration Stage and not in a Production Stage. All of the Company's mineral extraction, when required, is conducted by third party contractors engaged by CAMI or its joint venture partners. The Company does not conduct any direct mining/extraction activities of its own. As such, the Company is subject to "pass through" costs for the mining, extraction, crushing or preparation of its minerals as its minerals products are distributed for sale. Likewise, the third party operator is solely responsible for the type of equipment utilized on each mineral site, subject to the third party contractor's compliance with all Federal, state and local laws, regulations and ordinances for the conduct of operations, environmental protection and safety of operations. In

February and March 2005, the Company entered into two contracts with Tecumseh Professional Associates, Inc. ("TPA"), for the mining of the Company's Sierra Kaolin(TM) claims and Mesa de Oro calcium carbonate lease. By letter dated May 4, 2006, TPA gave the Company notice, consistent with the Agreement covering the Mesa de Oro calcium carbonate lease, that it would not be continuing to act as the operator of the Mesa de Oro calcium carbonate lease as of August 4, 2006.

            MARKETING OF MINERALS

      Through September 15, 2004, the marketing of the Company's minerals was covered by the Company's Marketing Agreement with Sumitomo Corporation of America. As a result of the Company's entering into the First Amendment to the Marketing and Distribution Agreement with Sumitomo on September 15, 2004, Sumitomo no longer has an exclusive marketing arrangement with the Company (see "Marketing Agreement below). On February 14, 2005, and March 11, 2005 (See
Exhibit 10.39 and 10.40), the Company entered into two agreements with Tecumseh Professional Associates of Albuquerque, New Mexico ("TPA") to mine, develop and market the Company's calcium carbonate deposit minerals in Cibola County, New Mexico, and its Sierra Kaolin(TM) deposit minerals in Sierra County, New Mexico. By letter dated May 4, 2006, TPA gave the Company notice, consistent with the Agreement covering the calcium carbonate lease that it would not be continuing to act as the marketing agent for the Company's calcium carbonate as of August 4, 2006.

      KAOLIN. Through September 30, 2006, the Company did not produce commercial quantities of its Sierra Kaolin(TM). Sierra Kaolin(TM) was mined in sufficient quantities, in previous years, for testing by prospective customers. Under its Agreement with TPA, the pre-development evaluation program of the Company's Sierra Kaolin(TM) claims continued during fiscal year 2006. This program focused on evaluating in detail approximately 32 acres (+/-1%) of the Company's 2,720 acre mineral claim block which is most likely to be subjected to initial development. The initial phase of the program consisted of drilling 16 core holes (completed in fiscal year 2005) from which 1,442 feet of subsurface material was recovered. During fiscal year 2006, this subsurface material was broken down into over 600 samples which were subjected to detailed testing (second phase) at three different laboratories. The testing phase of the project included roughly 20,000 tests which now comprise an extensive Sierra Kaolin (TM) data base. This data base was then utilized by the consulting firm of Pincock, Allen & Holt to develop detailed geologic and resources models of the Sierra Kaolin(TM) deposit test area. Based on this work, it was determined that the core tested area contained approximately 1,400,000 tons of Indicated Mineral Resources and 2,000,000 tons of inferred mineral resource. The Company believes that these volumes are sufficient to proceed with next phase of the project which will include further work to quantify Measured mineral resources and Mineral Reserves, product identification, process flow sheet and detail design, as well as marketing and capital requirements which will continue in the 2007 fiscal year.

      LIMESTONE (CALCIUM CARBONATE "TRAVERTINE"). During the 12 month period ended September 30, 2006, 2,500 tons of calcium carbonate were sold from the Company's Limestone Lease block in Cibola County New Mexico for use as ground cover aggregate. During fiscal year 2006, Denali Enterprises coordinated the deliveries of the aggregate material local contractors from the Mesa Del Oro mine site. To facilitate the identification of additional markets, the Company contracted Hains Technology Associates (Hains) to perform a study of the opportunities for utilizing the calcium carbonate in the manufacturing of cement. The Hains study reviewed data available covering roughly 4,540 acres out of the 5,180 acres controlled by the Company and investigated potential market opportunities. Based on this work and after adjusting for the potential impact of ACEC (Areas of Critical Environmental Concern) designations in some sections of the held acreage, an estimated resource of approximately 477,600,000 tons of high quality calcium carbonate was identified. The material was also determined to be suitable for the manufacture of cement. The study indicated that the regional cement market could absorb additional capacity over the near and intermediate term time frame. The Company is continuing to investigate alternatives to address this and other high volume markets.

      ZEOLITE. Through September 30, 2006, the Company mined roughly 1,300 tons of material for the preparation of samples and test products. Roughly 60 tons have been sold or distributed as the Company's trademarked ReNuGen(TM) zeolite based wastewater treatment product. The Company has also provided material for various environmental testing and waste purification projects and currently has approximately 1,000 tons available for product processing. During Fiscal year 2006, the Company initiated a confirmation geologic field mapping project and commenced a resource/reserve definition program and a core hole drilling and sampling program to delineate Mineral Resources and Mineral Reserves in sufficient quantities to support large scale mining operations. These efforts targeted the roughly 500 acres (+/- 10%) of the 5,200 acres held by the Company which are most likely to be subjected to initial development. The analytical results of these efforts are expected during the first half of Fiscal year 2007. At September 30, 2006, the Company is also exploring alternatives for the development and marketing of additional zeolite based products for introduction into the industrial and environmental markets.

      SUSTAINABLE FOREST INDUSTRIES INTERESTS


      TIMBER INTERESTS

      Daleco has terminated this activity.

MARKETING AGREEMENTS

      Effective November 16, 2001, Daleco entered into a Master Distribution and Marketing Agreement with Sumitomo Corporation of America. The marketing agreement covers Daleco's mineral interests, timber interests, and products covered by Clean Age Minerals, Inc.'s Patent. The marketing agreement establishes a "Territory" consisting of the United States, Canada, Mexico and Japan (Japan is not included in the Territory for Kaolin), in which Sumitomo Corporation of America had the exclusive rights to market and distribute the minerals, timber and Clean Age Minerals Inc.'s patented products. The marketing agreement had an initial term of ten (10) years with automatic successive renewal periods of twenty (20) years, unless the marketing agreement is otherwise terminated in accordance with its provisions.

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

      On or about December 2, 2004, the Company entered into a Memorandum of Understanding ("MOU") with Tecumseh Professional Associates ("TPA") for the management, development, exploration and marketing of the Company's Sierra Kaolin(TM) claims, located in Sierra County, New Mexico. (See Exhibit 10.37 attached to the Company's Form 10-KSB for the fiscal year ended September 30,
2004). Pursuant to the MOU, the Company and TPA entered into the Development and Operating Agreement (Calcium Carbonate) on or about February 14, 2005 (See
Exhibit 10.38). On or about March 11, 2005, the Company entered into the Sierra Kaolin(TM) Operating License with TPA (See Exhibit 10.39). Under these agreements, TPA has assumed the duties to mine, test, exploit, and market the Company's Sierra Kaolin(TM) and calcium carbonate. By letter dated May 4, 2006, TPA advised the Company of its intent not to continue as the operator of the Company's calcium carbonate lease as of August 4, 2006. As such, the Development and Operating Agreement (Calcium Carbonate) has terminated.

      Management of the Company directs the development of the Company's zeolite and calcium carbonate minerals.

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

      MINERAL INTERESTS

      Daleco's activities are subject to Federal and state laws and regulations relating to environmental quality and pollution control as well as safety rules as prescribed by Occupational Safety and Health Association. At present, Daleco does not intend to engage in mining activities on its own. Daleco intends to retain, and has to date retained, the services of outside contractors to carry out such activities (See agreements with TPA attached hereto by reference as Exhibits 10.38 and 10.39). Daleco intends to enter into a new agreement with a yet unidentified party to develop the Mesa de Oro calcium carbonate lease. Daleco believes that such practices will result in substantial savings in the future. Daleco's contract miner for its calcium carbonate deposits in New Mexico and Zeolite deposits in Texas have obtained mining permits covering a portion of the property. Most of the Company's mineral interests in New Mexico (limestone and kaolin) and Utah (zeolite) are on either Federal land or lands administered by the Bureau of Indian Affairs ("BIA"). As such, the Company must also comply with the rules and regulations imposed for the development of Federal mining leases or BIA leases. The Marfa Properties (zeolite) in Texas are on fee and leased acreage and are subject to Federal and state laws and regulations governing open pit extraction.

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

      MINERAL INTERESTS

      All of the Company's mineral deposits are serviced by all weather paved or unpaved roads. The Marfa zeolite property in Texas is adjacent to a railroad line that can be utilized to transport minerals to market. The Mesa de Oro calcium carbonate deposit is in close proximity to a railroad siding junction but would require over-land transportation. The Utah zeolite and New Mexico Sierra Kaolin(TM) zeolite deposits also have access to rail lines but will require over-land transport prior to rail transport.

PARTNERSHIPS

      Deven Resources, Inc. sponsored Deerlick Royalty Partners L.P. which was formed in April, 1993. As managing general partner, Deven Resources, Inc., is subject to full liability for the obligations of the partnership although it is entitled to indemnification to the extent of the assets of the partnership. Since "partnership programs" constitute a "security" under the Securities Act of 1933, Deven Resources, Inc., is also subject to potential liability for failure to comply with applicable federal and state securities laws and regulations.

            DEERLICK ROYALTY PARTNERS, L.P.

      Deerlick Royalty Partners owns overriding royalty interests covering 2,043 gross acres in the Deerlick Creek coalbed methane field, Tuscaloosa County, Alabama. Deerlick Royalty Partners is structured on a carried participation basis.

ACQUISITIONS/MERGERS

      DALECO'S 16/6, INC.

      Effective September 3, 2004, Daleco merged its wholly owned subsidiary, 16/6, Inc., into the Company. As such, as of September 3, 2004, 16/6, Inc., ceased to exist as a separate entity with all of the 16/6, Inc., information technology passing to the Company. During Fiscal year 2005, the information technology assets of the Company were sold.

STOCK PURCHASE AGREEMENTS:

      TERRA SILEX AGREEMENT

      On September 20, 2001, Daleco entered into a Stock Purchase Agreement with Terra Silex Holdings, LLC pursuant to which Daleco agreed to sell Terra Silex up to 1,800,000 shares of common stock at a price of $1.25 per share. At the time of the Terra Silex Agreement, the market price of Daleco's Common Stock was $1.05.

      The Terra Silex Agreement provided for the purchase of the common stock in three (3) tranches. At closing, Terra Silex acquired 400,000 shares. The second tranche was to have closed within sixty (60) days, subject to Terra Silex's satisfactory completion of its due diligence. However, Terra Silex requested an extension. The second tranche for 400,000 shares did close on November 20, 2001. The third tranche was to have closed within 60 days of the closing of the second tranche. On February 15, 2002, Terra Silex advised the Company that it would not fund the third tranche. As such, the warrant to which Terra Silex was entitled under its stock purchase agreement was capped at 250,000 shares. This warrant has an exercise price of $1.25 per share and expires on December 31, 2006. By action of the Board of Directors on December 14, 2006, the expiration dated for the Terra Silex Warrant was extended until September 16, 2007. Terra Silex has not exercised its warrant either in whole or in part.

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

      On or about December 2, 2004, the Company entered into a Memorandum of Understanding ("MOU") with Tecumseh Professional Associates ("TPA") for the management, development, exploration and marketing of the Company's calcium carbonate and kaolin minerals (See Exhibit 10.37 attached to the Company's Form 10-KSB for the fiscal year ended September 30, 2004). Pursuant to the MOU, the Company and the TPA entered into the Development and Operating Agreement ("Calcium Carbonate") on or about February 14, 2005) (See Exhibit 10.38). On or about March 11, 2005, the Company entered into the Sierra Kaolin(TM) Operating License with TPA (See Exhibit 10.39). Under the agreements between the Company and TPA, TPA assumed the duties to mine, test and market the Company's Sierra Kaolin(TM) and calcium carbonate. By letter dated May 4, 2006, TPA advised the Company that it was electing to terminate the February 14, 2005, agreement effective as of August 4, 2006. Under the Contract, TPA remained obligated to satisfy the annual obligations under the Company's lease covering the calcium carbonate property.

      Management of the Company continues to direct the development efforts pertaining to its zeolite mineral deposit.

PATENTS

      C.A. SERIES

      Clean Age Minerals, Inc., is the owner of U.S. Patent No. 5,387,738, upon which an engineered product is based which utilizes all naturally occurring non-hazardous minerals for the remediation of sites contaminated with hazardous and/or toxic materials. Typically, the remediation of these sites is necessary in order to meet quality control regulation for air, land and water enforced by the Environmental Protection Agency and various other state and Federal environmental regulatory agencies. The patented engineered products are marketed by Clean Age Minerals, Inc., under the trademark of the CA Series. Each of these engineered environmental products is designed for specific project site requirements based on the nature of the on-site contaminant, the size of the project and specific treatment requirements.

      The CA Series have been proven effective, through the use of a catalytically enhanced chemical exchange process, in permanently changing many hazardous metals to a non-hazardous state and, through molecular sieve and/or absorption processes, in removing ("site remediation") many hazardous hydrocarbon and nitrate contaminants.

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

TRADEMARKS

      The Company has applied for Trademarks governing the CA Series of Products CA-1 through CA-6. The Company has applied for the trademark for the Company's "RENUGEN(TM)", a product used to enhance the efficacy of conventional waste water treatment plants and has obtained the trademark

SIERRA KAOLIN(TM) to cover its New Mexico Kaolin. The Company has filed for a trademark for its "ORO GRANDE GOLD(TM)" covering one of its calcium carbonate products. The Company has also applied for the trademark, "ZeoCast", for the product of its joint venture with Zinkan Enterprises, Inc.

EMPLOYEES

      At September 30, 2006, the Company had seven employees. Daleco employs the services of consulting scientists, geologists and engineers, as well as those of nonaffiliated operating companies that conduct the actual oil and gas field operations and mineral extraction/processing. The Company operates its oil and gas wells in the States of West Virginia, Pennsylvania and Texas from its Pennsylvania office utilizing contract pumpers to perform actual field operations. The Company's non-operated wells are monitored out of the Company's Pennsylvania office. The Company's mineral leases, fee interest and claims are operated by contract mining entities and are monitored by its Pennsylvania office and by Tecumseh Professional Associates under its agreement covering the Company's Sierra Kaolin(TM). The Company considers its relations with its consultants to be satisfactory. On December 31, 2006, the Company closed its Los Angeles office.

ITEM 2: DESCRIPTION OF PROPERTY

OIL AND GAS INTERESTS

      A description of Daleco's Oil and Gas Interests by state follows:

            TEXAS

      The Texas Properties are located in the Austin Chalk Trend. The Austin Chalk Trend consists of the Austin Chalk, Buda, Georgetown and Edwards formations, extends for approximately 300 miles in length and 50 miles across, and is encountered at depths of 5,500 to 18,000 feet. These reservoirs are generally of low permeability. Historically, these formations were considered to be economically marginal except in areas where the reservoir rocks are highly fractured. In later years, stimulation by mechanical fracturing of the rock resulted in increasing hydrocarbon recoveries and extensive development of the Trend. Ongoing technical developments using horizontal drilling techniques allow the well bore to intersect, if present, series of vertical fracture systems instead of a single one, thus resulting in higher rates of production and recoverable reserves, at the cost of a more expensive drilling effort. Whether an individual well will be economic, even if horizontally drilled, depends largely upon intersecting fractured portions of the formation, which cannot be predicted. Certain locales appear to contain more fracturing than others. It is not unusual for an individual well to produce as much as forty percent (40%) of the primary recoverable reserves during the first two years of production and the remainder over a period of ten to fifteen years. As a result of the Heller Financing, seven (7) existing vertical chalk wells were stimulated and three (3) laterals in its existing horizontal wells were drilled. The Company is presently evaluating joint venturing with third parties to develop its Texas Properties. The Company operates twenty-five (25) wells in Texas.

            WEST VIRGINIA AND PENNSYLVANIA

                  APPALACHIAN BASIN

      The Company's hydrocarbon production in the State of West Virginia and the Commonwealth of Pennsylvania are in the producing zones of the Oriskany and Medina formations of the Appalachian Basin's Upper Devonian Section.

      The Company has working interests in nine (9) wells in West Virginia and Pennsylvania for which it acts as operator.

            ALABAMA

                  BLACK WARRIOR BASIN

      Deerlick Royalty Partners, L.P., a Delaware limited partnership for which Deven Resources, Inc., acts as the general partner, owns an overriding royalty interest in the Deerlick Creek Field, Tuscaloosa County, Alabama.

            OKLAHOMA

      In Fiscal year 2004, the Company sold non-operated interest in 34 wells located in Potontoc County, Oklahoma. These wells were determined to be marginally economic to the Company compared to their abandonment liabilities and, therefore, were divested for the assumption of those liabilities. As of September 30, 2006, the Company had an undivided working interest in 35 non-operated wells located in Kay, Hughes and Noble Counties, Oklahoma.

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

MINERAL INTERESTS

      MINERALS HOLDINGS

      Through its wholly owned subsidiary, Clean Age Minerals, Inc., the Company owns substantial leases, mining claims and a fee simple interest to Mineral Resources in non-metallic industrial minerals located in the States of Texas, New Mexico and Utah. Title and rights in the properties are held by CA Properties, Inc., a wholly owned subsidiary of Clean Age Minerals, Inc.

            TEXAS

                  MARFA ZEOLITE

      CA Properties, Inc., is the lessee under a 5,200 acre (+/-) lease containing high grade zeolite, located approximately 40 miles south of Marfa, Presidio County, Texas. The lease terms call for royalty payments of $3.00 per ton of zeolite removed from the property with a minimum royalty of $30,000 per year. CA Properties, Inc., has the option to terminate the annual royalty payments by paying a lump sum of $400,000. CA Properties, Inc., owns, in fee, approximately 100 acres of land encompassed and contained within the bounds of the 5,200 acre zeolite leasehold. During fiscal 2006, the Company paid the required minimum $30,000 as prepaid royalty.

                  LOCATION

      The Company's zeolite deposit is located 29 miles south of Marfa, Texas, on State Highway 67, then 2 miles west on an all weather dirt road. A railroad is immediately adjacent to the Company's lease and fee mineral interests. The Company's lease and fee mineral holdings are on private property. For a map of the location of the Company's zeolite deposit, see Exhibit 99.1 attached.

                  GEOLOGIC SETTING

      The zeolite bearing formation is an altered tuffaceous material that is exposed in several road cuts in the area. The zeolite present is the mineral Clinoptilolite.

            NEW MEXICO

                  MESA DE ORO (CALCIUM CARBONATE)

      CA Properties, Inc., is the lessee under a lease covering 5,020 acres of proven (measured) recoverable calcium carbonate deposits in the form of high grade Travertine, located in the Oro Grande area, Cibola County, New Mexico, some 40 miles southwest of Albuquerque, New Mexico. Included in the above are 1,660 acres of U.S. Government leases while the remainder is privately owned. The lease calls for royalty payments of $0.50 per ton or 4% of gross sales for material removed, whichever is the greater. Royalties on public lands call for $0.50 per ton or 3% of gross sales, whichever is the greater. The lease also requires an annual minimum royalty payment based on a CPI adjusted formula. In Fiscal 2006, the total payments associated with the payment of royalties and/or claim fees amounted to approximately $48,000. Under an agreement dated on or about July 24, 2006, the Lessor of the Mesa de Oro calcium carbonate lease, NZ Travertine, agreed to accept one half of the annual rental amount, $23,000, and contribute the other half for the maintenance of the Lease and conduct of activities thereon by James Harrison, a geologist and miner presently residing on and mining the lease on behalf of the Company. Tecumseh Professional Associates ("TPA") in accordance with the Development and Operating Agreement ("Calcium Carbonate") paid all sums required under the Lease up to and through August 3, 2006.

                  LOCATION

      The limestone lease is located approximately 45 miles southwest from the center of Albuquerque, NM, and 13 miles south of State Highway 6 (west of Las Lunas). The limestone lease is located approximately 15 miles from a railroad siding. The Company's Limestone Lease is bounded by the Laguna Pueblo Indian Reservation on the North, the Acoma Indian Reservation on the West and the

Alamo Indian Reservation is about fifteen miles to the South. For a map of the location of the Company's Limestone Lease, see Exhibit 99.1 attached.

                  GEOLOGIC SETTING

      The Mesa de Oro travertine is a relatively young Quaternary age, relatively high purity calcium carbonate rock deposited by extensive springs on an irregular erosion surface of the underlying Triassic Chinle Formation. The deposit is approximately 6.0 miles long by 1.5 miles wide, with thickness ranging up to 215 feet. The travertine is finely to massively bedded, with increasing interbeds of red clay and silt to the south. It is characterized by a variety of colors from white to yellow to tan, with variable layering and porosity.

                  SIERRA KAOLIN(TM)

      CA Properties, Inc., owns mining claims on 2,720 acres, located in Sierra County, New Mexico, encompassing its Sierra Kaolin(TM) deposit. The Federal leases call for a royalty payment of 7% of net proceeds derived from mining operations. There is also an overriding royalty interest of 7% out of mining operations payable to the former owner of these leases. $2,125 was paid to the Bureau of Land Management ("BLM") in 2006 to maintain CAMI federal mineral claims. TPA paid all of this in accordance with the provisions of the Sierra Kaolin(TM) Operating License. In addition, the Company acquired lobe mining claims on certain of its existing holdings that encompass 160 acres.

                  LOCATION

         The Sierra Kaolin(TM) claims are located on a paved road near Winston, NM, some 40 miles west of Truth or Consequences, NM. The claims are located on Federal Lands administered by the Bureau of Land Management. For a map of the location of the Company's Kaolin claims, see Exhibit 99.1 attached.

                  GEOLOGIC SETTING

         The Sierra Kaolin(TM) project lies near the eastern margin of the Datil-Mogollon volcanic field, a region dominated by Tertiary caldera-related volcanic rocks.

         The Sierra Kaolin(TM) is considered to be a primary hydrothermal deposit that was formed in situ. The Sierra Kaolin(TM) is part of an advanced argillic alteration assemblage that includes kaolinite (AI4(Si4O10)(OH)8); and related mineral species possible including dickite and halloysite; alunite (KAI3(OH)8(SO4)2); and chalcedonic and/or opaline quartz (hydrous amorphous silica).

            UTAH

                  BEAVER ZEOLITE

         CA Properties, Inc., owns 11 zeolite mining claims covering approximately 220 acres of zeolite located in Beaver County, Utah. The zeolite in this deposit is also considered high grade. During Fiscal year 2006, the Company paid $1,375 to the Bureau of Land Management to maintain its federal mining claims.

                  LOCATION

         The Beaver zeolite claims are located on a paved road (State Highway
153) 18 miles east of Beaver, Utah. The claims are on Federal Lands administered by the Bureau of Land Management [See Map attached] For a map of the location of the Company's Utah zeolite claims, see Exhibit 99.1 attached.

                  GEOLOGIC SETTING

      The deposit is geologically located in an altered tuffaceous formation associated with widespread volcanic activity of the area.

MINING

      The Company has periodically extracted calcium carbonate and zeolite from its deposits through the use of contract miners. The mining of all of the Company's mineral deposits is exclusively conducted through surface mining. The quantities of extracted volumes were commensurate with demands for the minerals and to comply with the Company's lease obligations. The Company and a strategic partner of the Company have extracted sufficient quantities of Sierra Kaolin(TM) for qualitative and quantitative analysis of the mineral's commercial properties. All of the extraction of the Company's current mineral holdings is expected to be done by surface mining. At each of the locations, the areas disturbed by extractive operations have been limited to initial ten acre permit sites in New Mexico and under 100 acres in Texas in accordance with applicable state regulations. As of September 30, 2006, the Company has entered into agreements with Tecumseh Professional Associates for the extraction of Sierra Kaolin(TM).

      The Company intends to extract its New Mexico Mesa de Oro calcium carbonate to service existing markets on an as needed basis. The Company's Texas zeolite deposit will be mined on a periodic basis to meet existing obligations and to support development of new and emerging markets. Production of the Company's Sierra Kaolin(TM) will be limited to amounts required for product testing and facility design. Following the conclusion of feasibility studies pertaining to the construction of processing facilities and the receipt of permits, the Company and its partner may proceed with commercialization efforts.

      At the present time, as a result of its limited activities on its mineral properties, the Company believes that the reclamation costs currently associated with its activities are less than $250,000.


ITEM 3:  LEGAL PROCEEDINGS

      On May 2, 2006, the Louis Erlich and Lydia O. Erlich Revocable Living Trust ("Erlich") filed an action to force payment of a Note from the Company dated February 1, 2000 ("Note"). The Note had no stated maturity date and earned interest at a rate of 9% per annum. Previously Mr. Erlich had commenced an action to force payment of the Note in February 2004, which action was dismissed. By Settlement Agreement, dated July 12, 2006, the Company agreed to settle the lawsuit and satisfy its obligation to Erlich under the Note, including all accrued and unpaid interest, by the payment of $75,000 on July 7, 2006, and payments of $35,000 on or before September 5, 2006, and $35,284 on or before December 5, 2006. All payments required by the Settlement Agreement have been made and the Erlich action has been dismissed.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of security holders in the fourth quarter of Fiscal year 2006.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

      The Company's Common Stock trades on the Over the Counter Market, Bulletin Board ("OTCBB"). The symbol for the Company's shares is DLOV. As of September 30, 2006, there were approximately

1,200 holders of record (inclusive of brokerage house "street accounts") of the Company's Common Stock.

               MARKET PRICE OF, AND DIVIDENDS ON, THE REGISTRANT'S
                   COMMON EQUITY AND OTHER STOCKHOLDER MATTERS

      The common stock was quoted on the OTC Bulletin Board for the fiscal periods tabulated under the symbol "DLOV." The following table shows the high and low closing bid prices for the fiscal quarters indicated. Daleco's fiscal year ends September 30.

      2006                     HIGH                       LOW
      --------------           -----                     -----
      First Quarter            $0.54                     $0.41
      Second Quarter           $1.17                     $0.42
      Third Quarter            $1.16                     $0.53
      Fourth Quarter           $0.89                     $0.52

      2005                     HIGH                       LOW
      --------------           -----                     -----
      First Quarter            $0.67                     $0.37
      Second Quarter           $0.67                     $0.40
      Third Quarter            $0.60                     $0.40
      Fourth Quarter           $0.56                     $0.31

HOLDERS OF COMMON EQUITY

      As of September 30, 2006, the current outstanding amount of shares of common stock was 41,423,635 with approximately 1,200 holders of record (inclusive of brokerage house "street accounts").

HOLDERS OF PREFERRED

      As of September 30, 2006, there were no Series A Preferred shares issued and outstanding and there were seventeen (17) holders of the 165,000 shares of Series B Preferred Stock issued and outstanding.

DIVIDEND INFORMATION

      Daleco has never paid a dividend on its common stock. Daleco has no plans to pay any dividends on its common stock in the near future. Daleco intends to retain all earnings, if any, for the foreseeable future for use in its business operations. Dividends have been paid on the Company's Series B Preferred Stock in shares of Common Stock at the time of conversion.

SECTION 16(A) COMPLIANCE

      Based solely upon a review of the Forms 3 and 4 filed during the fiscal year ended September 30, 2006, Mr. Knoll, who did not stand for reelection as a director at the Company's annual meeting of shareholders on March 17, 2006, has never filed either a Form 3, Form 4 or Form 5. Instead he has relied on the Form 13D filing by Terra Silex Holdings as amended through September 12, 2005. Daleco received no Form 5's filed by any party. All other persons subject to Section 16(a) filed their Forms 3 or 4 timely. The Company has been advised by Terra Silex that it believes that its Form 13D as amended through September 12, 2005, is in error.

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

      The initial payment of the Company's obligation to the Kanes on or before May 2, 2005, was mandated and set forth in that certain agreement dated as of February 17, 2005 (See the Company's Form 10-KSB for Fiscal year 2004 and its quarterly reports on Form 10-Q-SB). Two of the lenders were Directors of the Company, Mr. Roche and Mr. Knoll. All of the individuals are existing shareholders. The Kane Bridge Loans were one year loans. The shares issued bear a restrictive legend. The four individuals were granted 50,000 shares for each $10,000 in principal that they provided to the Company. At the time of his making the Kane Loan, Mr. Roche had not been appointed to the Board of Directors. As of September 30, 2006, all of these loans have been paid in full.

      SEPTEMBER 2005 PRIVATE PLACEMENT

      On September 21, 2005, the Registrant closed a private placement offering for 6,500,000 shares of the Registrant's Common Stock pursuant to an Exemption under Section 506 of Regulation D. The Offering was for Units consisting of 20,000 shares of Common Stock at $.25 per share plus warrants for the Registrant's Common Stock. The Investors are entitled to Warrants for one share of Common Stock for each two (2) shares of Common Stock purchased pursuant to the Offering in the first year after the purchase of the Common Stock ("Participation Warrants") and Contingent Warrants for one share of Common Stock for each two (2) shares of Common Stock purchased pursuant to the Offering in the second year after the purchase of the Common Stock and the exercise of the Participation Warrants ("Contingent Warrants"). The price per Unit was $5,000 with a minimum purchase of five (5) Units ($25,000). On September 16, 2006, the Board of Directors extended the expiration date for the Participation Warrants until December 31, 2006, and the expiration Date for the Contingent Warrants until December 31, 2007. By action of the Board of Directors on December 14, 2006, the expiration date for the Participation Warrants was further extended until September 16, 2007, and the expiration date for the Contingent Warrants was extended until September 16, 2008.

      The Common Stock issued under the Offering and upon the exercise of the Warrants will be unregistered, will bear a restrictive legend and is subject to certain piggyback registration rights and demand registration rights.

      The proceeds of the Offering, $1,625,000, were used to satisfy the Registrant's obligation to retire its Class A Preferred Stock (See "Kane Litigation", footnote 14(a) to the Registrant's Annual Report of Form 10-KSB for the period ended September 30, 2004, and footnote 14(a) to the Company's quarterly report for the period ended June 30, 2005) and for general working capital.

      The Offering was sold primarily by officers and directors of the registrant. As such, only limited commissions ($26,950 in cash or stock) are payable to placements agents. All investors are accredited investors and were required to execute a subscription document attesting to that fact. The investors were both existing shareholders of the Registrant and new investors.

      The total gross proceeds of the Offering were $1,625,000. Legal fees of $12,000 were paid to counsel for the Registrant.

      Reference is made to the Company's filing with the SEC on Form D, filed on September 22, 2005.

      With respect to the sale of unregistered securities referenced above, all transactions were either exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 (the "1933 Act") and Regulation D promulgated under the 1933 Act or covered by the Company's registration statement on Form SB-2 effective as of November 7, 2002. In each instance, the purchaser had access to sufficient information regarding Daleco so as to make an informed investment decision. More specifically, Daleco had a reasonable basis to believe that each purchaser was an "accredited investor" as defined in Regulation D of the 1933 Act and otherwise had the requisite sophistication to make an investment in Daleco's securities for each unregistered sale of Stock.


                            DESCRIPTION OF SECURITIES

      Pursuant to the Company's certificate of incorporation, the Company is authorized to issue 100,000,000 shares of common stock, par value $0.01 per share, and 20,000,000 shares of preferred stock, par value of $0.01 per share. Below is a description of Daleco's outstanding securities, including common stock, preferred stock, options, warrants and debt.


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

      As of the fiscal year ended September 30, 2006, Daleco had 41,423,635 shares of common stock outstanding.


PREFERRED STOCK

      The Company is authorized to issue 20,000,000 shares of preferred stock, par value $0.01 per share. As of September 30, 2006, there were: no shares of Series A preferred stock issued and outstanding; 165,000 shares of Series B preferred stock were issued and outstanding.

SERIES A 10% CUMULATIVE PREFERRED STOCK. The Series "A" Preferred stock had a stated face value of $50.00 per share and the holder was entitled to one vote per share. All the shares of the Series A Preferred were reacquired by the Company in settlement of the Kane Litigation (See Part II, Item 3, Legal Proceeding). The Series A Preferred shares acquired from the Kanes were retired. No additional Series A Preferred Shares will be issued.

SERIES B 8% CUMULATIVE CONVERTIBLE PREFERRED STOCK. The Series "B" Cumulative Convertible Preferred Stock has a face value of $10.00 per share with no voting power. This preferred stock can convert to common stock at 85% of the average of the 5 days before the date of conversion with a minimum amount of $1.25 per share.


OPTIONS AND WARRANTS

      OPTIONS(1)

                                                              2006       2005
      --------------------------------------------------   ---------  ----------
      Outstanding and Exercisable at beginning of period   2,350,000   5,900,000
      Granted(2) (3) (4)(5)(6)                             2,050,000           0
      Canceled                                                     0     550,000

      Exercised                                                    0   3,000,000
                                                           ---------   ---------
      Outstanding and Exercisable at end of period(7)      4,400,000   2,350,000
                                                           =========   =========

----------
(1) Effective October 1, 2005, Daleco accounts for all stock-based compensation (options) in accordance with the Financial Accounting Standard Boards Statement of Financial Accounting Standards No. 123 (R) (SFAS 123 (R)). Under SFAS 123 (R), the fair value of stock options and compensation costs are measured as of the grant date.

(2) Richard Thibault was granted options for 500,000 shares of stock at an exercise price of $0.48 in his employment contract dated March 10, 2006, but effective as of January 15, 2006, (See Exhibit 10.44, attached to the Company's Form 8-K dated March 13, 2006.)

(3) David Matz was awarded options for 250,000 shares of stock at an exercise price of $0.47 in his employment contact dated January 23, 2006.

(4) Mr. Pipkin was awarded options for 200,000 shares of stock at an exercise price of $0.43 under the Company's Independent Directors Incentive Stock Option Plan.

(5) Mr. Maxwell was awarded option for 200,000 shares of stock at an exercise price of $0.48 under the Company's Independent Director's Incentive Stock Option Plan.

(6) On September 19, 2006, the Board of Directors granted the following officers of the Company options for shares at an exercise price of $.75 per share: Stephan V. Benediktson, 200,000 shares, Nathan K. Trynin, 200,000 shares; Dov Amir, 200,000 shares; Gary J. Novinskie, 200,000 shares, David L. Matz, 50,000 shares; and Richard A. Thibault, 50,000 shares.

(7) Of the 4,400,000 options outstanding as of September 30, 2006, 3,250,000 are held by current officers, directors and employees of Daleco. The exercise price for the options held by insiders range from $0.43 per share to $1.08 per share.

      COMMON STOCK WARRANTS

Common Stock warrants outstanding at September 30, 2006, consist of the following:

ISSUANCE                 EXPIRATION DATE      NO. OF  WARRANTS   EXERCISE PRICE/ SHARE
----------------------   ---------------      ----------------   ---------------------
Financing Sources(1)     December 31, 2007    822,305            $0.55-$1.05

Terra Silex Warrant(2)   September 16, 2007   250,000            $1.25

Conley Warrants(4)       February 26, 2008    300,000            $0.13

Anthony Warrants(4)      February 26, 2008    200,000            $0.13

Smith Warrants(3)        August 31, 2007      250,000            $0.65

Participation Warrants - September 16, 2007   3,250,000          $1.00
September 2005
Private Placement(5)

Contingent Warrants-     September 16, 2008   3,250,000          $2.00
September 2005
Private Placement(5)

TPA Warrants(6)          November 29, 2007    1,500,000          $0.50

----------
(1) FINANCING SOURCES. On July 21, 1998, a total of 263,638 warrants expiring on November 20, 2003, were granted to four persons who lent Daleco a total of $145,000 in July 1998. The expiration date for these 263,638 warrants was extended from November 20, 2003, to November 20, 2005, in Fiscal year 2000. The warrants may be exercised at any time before the expiration date at an exercise price of $0.55. On November 28, 2001, warrants for a total of 435,941 shares of common stock were granted to Sonata Investment Company, LTD. (warrants for 395,273 shares of common stock) and Standard Energy (warrants for 40,668 shares of common stock) as consideration for entering into the Loan Conversion Agreement dated August 1, 2001. The Loan Conversion Agreement extended the date by which Daleco had to satisfy its obligations to both Sonata Investment Company, Ltd. and Standard Energy Company and granted both Sonata and Standard the right to convert the debt into common stock of Daleco at such time as Daleco advised Sonata and Standard of its intent to satisfy Daleco's obligations to one or both entities. Sonata and Standard are affiliated entities. The exercise price was fixed at $1.05. The Sonata and Standard Warrants were to have expired August 1, 2002. However, Daleco agreed to extend the termination date of the Sonata and Standard Warrants until July 31, 2004, in exchange for Sonata's relinquishing its twenty percent (20%) interest in the net profits of Daleco's subsidiary Sustainable Forest Industries, Inc. These extensions have resulted in a $100,000 charge to the statement of loss in Fiscal year 2002. The Sonata warrants were further extended until December 31, 2007, as additional consideration under the Second Amendment to the Heller Loan. Sonata was granted an additional 250,000 warrants under the Second Amendment to the Heller Loan, at an exercise price of $0.906 expiring on December 31, 2007.

      On September 1, 2004, the Company granted to Herbert L. Lucas warrants for 20,000 shares of common stock with an exercise price of $0.44 per share. The warrants had an expiration date of August 31, 2006. The Warrants were given in consideration of Mr. Lucas having made a loan of $40,000 to the Company's wholly owned subsidiary, CA Properties, Inc. (See Note 7(d) to financial statements.) Mr. Lucas exercised his warrants in August 2006.

(2) TERRA SILEX WARRANTS. Under a Stock Purchase Agreement dated September 11, 2001, by and among Daleco and Terra Silex Holding, LLC, Terra Silex was granted a warrant for 250,000 shares at an exercise price of $1.25. The Terra Silex Warrant expires on December 31, 2006. By action of the Board of Directors on December 14, 2006, the expiration date for the Terra Silex Warrant was extended until September 16, 2007.

(3) SMITH WARRANTS. On September 1, 2004, warrants for 250,000 shares of Stock at a price of $0.65 per share were granted to Mr. William Smith in consideration of his consultation and expertise in regard to the marketing and development of the Company's potential product ReNuGen(TM). Mr. Smith's warrants expire on August 31, 2007.

(4) CONLEY & ANTHONY WARRANTS. On February 27, 2003, warrants for 300,000 shares of Stock at a price of $0.13 per share were granted to Mr. Robert Conley and Mr. Bob Anthony in consideration of their consultation and individual expertise in regard to product development and application market identification with regard to the Company's potential Sierra Kaolin(TM) and zeolite products respectively. On July 3, 2006, Mr. Anthony exercised a portion of his warrant for 100,000 shares. He retained warrants for 200,000 shares. These warrants expire on February 27, 2008.

(5) PRIVATE PLACEMENT WARRANTS. Under the terms of the September 2005, Private Placement (See Sales of Securities above), investors were issued a Warrant for one share of Common Stock for each two (2) shares of Common Stock purchased in the Private Placement which are exercisable in the first year after the close of the Private Placement ("Participation Warrants") and a Warrant for one share of Common Stock for each two (2) shares of Common Stock purchased in the Private Placement in the second year after the purchase of the Common Stock and the exercise of the Participation Warrants ("Contingent Warrants"). The Contingent Warrants are only exercisable if the investor had first exercised the right to acquire the Participation Warrants. If the Participation Warrants are not exercised, the Contingent Warrants automatically expire. On September 16, 2006, the Board of Directors extended the expiration date for the Participation Warrants until December 31, 2006, and the expiration date for the Contingent Warrants until December 31, 2007. By action of the Board of Directors on December 14, 2006, the expiration date for the Participation Warrants was further extended until September 16, 2007, and the expiration date for the Contingent Warrants was extended until September 16, 2008.

(6) TPA WARRANTS. In accordance with the provisions of the First Amended Memorandum of Understanding (Sierra Kaolin(TM) Development), dated March 11, 2005, Tecumseh Professional Associates, Inc ("TPA") was granted the right to acquire warrants for 1,500,000 shares for $80,000 ("TPA Warrants"). The TPA Warrants have a term of three years with an expiration date of November 29, 2007, and an exercise price of $.50 per share.


ITEMS 6 AND 8(A): MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      FORWARD LOOKING STATEMENTS

      This Annual Report on Form 10-KSB contains forwarding-looking statements, within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.

      The following discussion is intended to inform the Company's existing and potential security holders generally of some of the risks and uncertainties that can affect the Company and to take advantage of the "safe harbor" protection for forward-looking statements afforded under Federal securities laws. From time to time, management or persons acting on behalf of the Company make forward-looking statements to inform existing and potential security holders about the Company. Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "plan," "good" or other words that convey the uncertainty of future events or outcomes. Except for statements of historical or present facts, all other statements contained in this report are forward-looking statements. The forward-looking statements may appear in a number of places and include statements with respect to, among other things: business objectives and strategic plans; operating strategies; acquisition strategies; drilling wells; oil and gas reserve estimates (including estimates of future net revenues associated with such reserves and the present volume of such future net revenues); estimates of future production of oil, natural gas and minerals; expected results or benefits associated with recent acquisitions; marketing of oil, gas and minerals; expected future revenues and earnings, and results of operations; future capital, development and exploration expenditures; expectations regarding cash flow and future borrowings sufficient to fund ongoing operations and debt service, capital expenditures and working capital requirements; nonpayment of dividends; expectations regarding competition; impact of the adoption of new accounting standards and the Company's financial and accounting systems; and effectiveness of the Company's control over financial reporting.

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

      All forward-looking statements speak only as of the date made. All subsequent forward-looking statements are expressly qualified in their entirety by the cautionary statements above. Except as may be required by law, the Company undertakes no obligation to update any forward-looking statement or reflect events or circumstances after the date on which the forward-looking statement is made or to reflect the occurrence (or non-occurrence) of anticipated (or unanticipated) events or circumstances.

      RESULTS OF OPERATIONS:

      Fiscal year ended September 30, 2006, compared to Fiscal year ended September 30, 2005:

                                                                        2006           2005
                                                                    -----------     -----------
      Net Income (Loss)                                             $(6,168,963)    $(2,341,424)

      Revenues                                                       $2,017,901      $1,572,015

      Production and Cost Information (Oil and Gas Production):


                                                                        2006            2005
                                                                    -----------     -----------
      Production
          Oil (Bbl)                                                      12,330          13,793
          Gas (Mcf)                                                     112,940          96,305

      Average price
          Oil (per barrel)                                               $62.68          $48.13
          Gas (per Mcf)                                                   $9.43           $6.46

      Lease Operating Expenses* and Production Tax
          Cost per Mcfe                                                   $5.32           $4.52

      -----
      Bbl  = Barrels of oil
      Mcf  = One Thousand cubic feet of gas
      Mcfe = One Thousand cubic feet of gas equivalent
      -----------------------------------------------------------------------------------------

      Production and Cost Information (Minerals):

                                                                       2006            2005
                                                                    -----------     -----------
      Sales (tons)                                                        2,510           1,200

      Cost* per ton                                                         $17             $87


----------
* Lease Operating Expenses include all direct costs incurred in the respective segments during the period to include evaluation and production enhancement costs.

      DEPRECIATION, DEPLETION AND AMORTIZATION: OIL AND GAS

      Depreciation, depletion and amortization expenses were $854,735 for the fiscal year ending September 30, 2006, as compared to $600,000 for the prior year.

      DEPRECIATION, DEPLETION AND AMORTIZATION: MINERALS

      Depreciation, depletion and amortization expenses were $778,294 for the fiscal year ending September 30, 2006, as compared to $780,673 for the year earlier period.

      GENERAL AND ADMINISTRATIVE EXPENSES, LEGAL AND PROFESSIONAL FEES AND SHAREHOLDER INFORMATION EXPENSES:

      These expenses increased 61% to $1,713,232 for the fiscal year ending September 30, 2006, as compared to $1,061,191 for the fiscal year ending September 30, 2005. The increase is primarily attributed to the Company's increased staff and increased professional fees related to potential acquisitions, resource development and regulatory compliance.

      STOCK BASED COMPENSATION:

      Upon the adoption of SFAS 123(R), the Company has recorded compensation costs of $853,000 relating to stock options granted to employees. The amount recorded represents equity-based compensation expense related to options that were issued from 2001 to 2006. The compensation costs are based on the fair value at the grant date. There was no such expense recorded during fiscal year 2005.

      The fair value of the options expensed during the year ended September 30, 2006 was estimated using the Black-Scholes option-pricing model with the following assumptions: risk free interest rates between 3.14% and 4.72%, expected life of three (3) to five (5) years and expected volatility between 65% and 183%. The weighted average fair value of the options expensed during the current fiscal year was $853,000.

      INTEREST EXPENSE AND FINANCING COSTS:

      Interest expense and financing costs decreased 72% to $112,985 for the fiscal year ending September 30, 2006, as compared to $402,163 for the fiscal year ending September 30, 2005. This decrease is the result of the satisfaction of the Sonata Loan and other debt obligations (see Footnotes 7, 8 and 10 to the Company's Financial Statements).

      NON-CASH VALUE OF DEBT DETERMINABLE AT TERMINATION:

      Under the terms of the Second Amended Loan Agreement with Sonata Investment Company, LTD, upon its satisfaction of the Sonata Loan on June 8, 2006 (See Note 10 to the Company's Financial Statements), Sonata had the right to request an assignment of an undivided sixty-six and two thirds percent of Tri-Coastal Energy, LP's oil and gas interests. Sonata made that request and in August 2006, and effective July 1, 2006, Tri-Coastal Energy, LP assigned to Sonata an undivided sixty-six and two thirds percent of Tri-Coastal Energy, LP's oil and gas interests. Accordingly, the Company recognized $2,213,000 during fiscal 2006 as non-cash value of debt determinable at termination.

      LIQUIDITY AND CAPITAL RESOURCES:

      Liquidity is a measure of a Company's ability to access cash. The Company has historically addressed its long-term liquidity requirements through the issuance of equity securities, through cash provided by operating activities and through borrowings or debt financing for certain activities.

      During the fiscal year ending September 30, 2006, the Company's cash used for operating activities was $533,228.

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

      ACQUISITION AND GROWTH:
      -----------------------

      The potential acquisition as announced in the Company's Form 8-K dated May 25, 2006, was not consummated by the Company. Although the Company did extend the closing date twice to permit additional due diligence, the Company was not able to satisfactorily confirm the financial and other aspects of the proposed transaction.

      The efforts of the Company and TPA to evaluate the Sierra Kaolin(TM) deposit have progressed during the current fiscal year. The confirmation core evaluation program was completed and third party consultants have provided certified Mineral Resource estimates. Work continues on product identification and process flow sheet design. This work is expected to be completed in the first half of 2007. The Company also initiated efforts to provide Mineral Resource and Mineral Reserve estimates for its Marfa zeolite deposit in Texas.

      OFF BALANCE SHEET ARRANGEMENTS:
      -------------------------------

      The Company has no "off balance sheet arrangements" and does not anticipate entering into any such arrangements in the foreseeable future.

      HISTORICAL CASH FLOW:
      ---------------------

      The Company's cash flow used for operating activities was $533,228 for the fiscal year ending September 30, 2006, as compared to cash provided of $46,130 for the fiscal year ending September 30, 2005. These funds were deployed in efforts to enhance the commercial viability of the Company's existing resource assets, to identify potential expansion opportunities and to retire obligations associated with the Company's assets.

      The Company's net cash decreased by $1,087,120 for the fiscal year ending September 30, 2006, as compared to an increase of $1,151,954 for the fiscal year ending September 30, 2005.

      OTHER SOURCES OF CASH:
      ----------------------

      In October 2006, the Company completed a private placement of equity consisting of 400,000 shares of common stock at $.51 per share. This private placement raised $204,000 for the Company. The Company will utilize the proceeds of this private placement for its costs associated with the exploration and quantification of Mineral Resources and Mineral Reserves on a 500 acre portion of the Marfa zeolite deposit and to complete studies to be able to commence the production and delivery of ZeoCast (trademark application pending), a joint venture with Zinkan Enterprises, Inc., of Twinsburg, Ohio.

      The Company intends to seek equity and/or debt financing to fund further acquisitions and continued development of its operations and assets.

SARBANES-OXLEY ACT

      On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 ("SOX"). The SOX is the first major revision to the securities laws since the enactment of the Securities Act of 1933 and the Securities and Exchange Act of 1934. The SOX, promulgated in large part in response to the Enron/Worldcom demise, covers a variety of measures all of which will not be covered here.

      The SOX is applicable to all publicly traded reporting companies no matter how small or large. The SOX provides for additional controls such as the chief executive officer's certificate regarding the accuracy of the Company's financial statements and providing for a criminal penalty for making a false statement to the certification by an executive officer that the financial statements do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which the statement were made, not misleading with respect to the period covered by the annual report. The certification also requires that the Chief Executive Officer of the Company certify that the financial statements and other materials presented in the annual report fairly present all material aspects of the financial condition, results of operations and cash flows of the Company as of and for the periods covered by the annual report. This requirement exceeds the previous requirement that the financial statements merely be presented in accordance with generally accepted accounting principles.

      The Company believes that it has historically provided its financials in this fashion, having separately reported and presented each segment of the Company's business for the past few years.

      The SOX requires that a "Disclosure Committee" be established. This committee considers the materiality of information and determines disclosure obligations on a timely basis. This committee is the Company's "watchman" for public disclosures. The Company has designated the Board of Directors as the Committee. The Company has seven employees, and four independent directors. All parties are intricately involved in the decision making processes at the Company and no disclosure or decision not to disclose information is made without the input of inside management, counsel and the Board of Directors.

      Because the drafting and approval of all of the Company's reports is a collective process, the provisions of the SOX to establish an independent Disclosure Committee, a Disclosure Control Monitor, to conduct internal drafting sessions, distribution of draft reports and dealing with internal trading policies are presently either not applicable or are already implemented, have been and are part of the Company's operating procedures.

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

      All phases of the Company's operations are subject to influences outside of the Company's control. Any one, or a combination, of these factors could materially affect the results of the Company's operations. These factors include: competitive pressures, inflation, trade restrictions, interest rate fluctuations and other capital market conditions, weather, future and options trading, and the availability of natural resources and services from other sources. Forward-looking statements are made by or on behalf of the Company utilizing available knowledge of its business and the environment in which it operates, but because of the factors listed above, as well as other environmental factors over which the Company has no control, actual results may differ from those in the forward-looking statements. Consequently, all of the forward-looking statements made are qualified in their entirety by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effect on the business and/or operations of the Company.

ITEM 7: FINANCIAL STATEMENTS AND SUPPLEMENTAL FINANCIAL INFORMATION

      The following financial statements and schedules are included herein:

      Audited Financial Statements and Supplemental Financial Information:

      *     Report of Independent Registered Public Accounting Firm

      *     Consolidated Balance Sheets

      *     Consolidated Statements of Income

      *     Consolidated Statements of Cash Flow

      *     Consolidated Statements of Shareholders' Equity

      *     Notes to Consolidated Financial Statements

      * Report of Independent Registered Public Accounting Firm On Supplemental Financial Information

      *     Schedule V - Property, Plant and Equipment

      * Schedule VI - Accumulated Depreciation, Depletion and Amortization of Property, Plant and Equipment

      Other Supplemental Information (Unaudited):

      *     Estimated Net Quantities of Proven Oil and Gas Reserves

      * Standardized Measure of Discounted Future Net Cash Flow from Estimated Production of Proved Oil and Gas Reserves

      * Summary of Changes in Standardized Measure of Discounted Future Net Cash Flows

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Daleco Resources Corporation

We have audited the accompanying consolidated balance sheets of Daleco Resources Corporation and subsidiaries as of September 30, 2006 and September 30, 2005, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the two-year period ended September 30, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Daleco Resources Corporation and subsidiaries as of September 30, 2006 and 2005, and the results of their operations and cash flows for each of the years in the two-year period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered significant recurring net losses and negative operating cash flow, which raise substantial doubt about its ability to continue as a going concern. If the Company is unable to continue as a going concern, there is uncertainty relative to full recoverability of its assets including Clean Age Minerals, Inc.'s acquisition of $20 Million. Management's plans regarding those matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                                   /s/ Vasquez & Company, LLP
                                                   -----------------------------


Los Angeles, California
January 10, 2007

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2006 AND 2005
======================================================================================================================
                                                                                              2006            2005
                                                                                          ------------    ------------
 ASSETS
 CURRENT ASSETS
         Cash Accounts                                                                    $    317,743    $  1,416,884
         C/Ds                                                                                  146,099         134,078
         Accounts Receivable - net of allowance for doubtful accounts of $150,000 in
                   2006 and $100,000 in 2005                                                   394,323         569,321
         Prepaid Mineral Royalties short term (Note (5(c)))                                          0               0
         Other Current Assets                                                                    8,813           3,864
                                                                                          ------------    ------------
                               TOTAL CURRENT ASSETS                                            866,978       2,124,147
                                                                                          ------------    ------------
OTHER ASSETS
         Prepaid Mineral Royalties- long term  (Note (5(c)))                                   719,835         654,567
                                                                                          ------------    ------------
         Debt Placement Costs                                                                        0         928,661
         Accumulated Amortization                                                                    0        (764,128)
                                                                                          ------------    ------------
                  Net Debt Placement Costs                                                           0         164,533
                                                                                          ------------    ------------
         Equity Placement Costs                                                                 35,750          28,750
         Accumulated Amortization Equity Costs                                                 (13,282)         (1,649)
                                                                                          ------------    ------------
                  Net Equity Placement                                                          22,468          27,101
                                                                                          ------------    ------------
         Securities Available for Future Sale (Note (6))                                        38,001         159,013
         Notes Receivable (Note (13(b)))                                                       576,000         576,000
         Interest Receivable (Note (13(c)))                                                     49,556               0
                                                      TOTAL OTHER ASSETS                     1,405,860       1,581,214
                                                                                          ------------    ------------
FIXED ASSETS
         Oil and Gas Properties (Note (3))                                                   5,324,222      12,626,097
         Accumulated DD&A                                                                   (4,138,292)     (8,507,950)
                                                                                          ------------    ------------
                  Net Oil and Gas Property                                                   1,185,930       4,118,147
                                                                                          ------------    ------------
         Mineral Properties (Note (5))                                                      12,609,100      12,609,100
         Accumulated DD&A                                                                     (600,000)       (400,000)
                                                                                          ------------    ------------
                  Net Mineral Property                                                      12,009,100      12,209,100
                                                                                          ------------    ------------
         Timber Properties (Note (4))                                                                0       1,028,342
         Accumulated DD&A                                                                            0      (1,028,342)
                                                                                          ------------    ------------
                  Net Timber Property                                                                0               0
                                                                                          ------------    ------------
         Technology/Patent Rights (Note (6))                                                 6,594,500       6,707,000
         Accumulated DD&A                                                                   (3,467,260)     (3,002,308)
                                                                                          ------------    ------------
                  Net Technology/Patent Rights                                               3,127,240       3,704,692
                                                                                          ------------    ------------
         Property, Equipment, Furniture and Fixtures                                           162,708         522,708
         Accum. Depr (Property , Equipment, Furniture &  fixtures)                            (156,782)       (515,061)
                                                                                          ------------    ------------
                  Net (Property, Equipment, furniture and Fixtures)                              5,926           7,647
                                                                                          ------------    ------------

                                  TOTAL FIXED ASSETS                                        16,328,196      20,039,586
                                                                                          ------------    ------------
                  TOTAL ASSETS                                                            $ 18,601,034    $ 23,744,947
                                                                                          ============    ============

                              SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2006 AND 2005
======================================================================================================================
                                                                                              2006            2005
                                                                                          ------------    ------------
LIABILITIES
CURRENT LIABILITIES
         Trade Accounts Payable                                                           $  1,142,398    $    809,808
         Federal Income Taxes Payable (Note (12))                                               86,046               0
         Notes Payable (Note (8(d)))                                                            35,284         162,543
         Note Due related Party (Note (8)).                                                     45,485          70,485
         EV&T Note (Note (7(f)))                                                               156,000         156,000
         Loans--1st Regional (Note (10(b)))                                                    100,000         100,000
         CAMI Note (Note (7(c)))                                                               514,881         514,881
         Sonata and Standard Energy  Financing (Note (10(a)))                                        0         218,334
         Accrued Interest Expense (Notes (8) and (7))                                          420,172         433,044
         Accrued Dividend Expense (Notes (8) and (11))                                       1,802,915       1,825,336
         Accrued Expense Reimbursements (Note (8))                                             100,446         122,731
         Accrued Salary Expense (Note (8))                                                     904,267         907,583
                                                                                          ------------    ------------
                                                     TOTAL CURRENT LIABILITIES               5,307,894       5,320,745
                                                                                          ------------    ------------

LONG TERM LIABILITIES
         Long Term Debt - EV&T (Note  (7(f))                                                   496,524         691,634
                                                                                          ------------    ------------

                               TOTAL LONG TERM LIABILITIES                                     496,524         691,634
                                                                                          ------------    ------------
                                   TOTAL LIABILITIES                                         5,804,418       6,012,379
                                                                                          ------------    ------------
EQUITY
         Beginning Retained Earnings (Deficit)                                             (25,088,546)    (22,239,206)
         Current Period Income/(loss)                                                       (6,168,963)     (2,341,424)
         Other Comprehensive Income (Loss)                                                    (121,012)        (25,617)
         Dividends Paid (Cash & Stock))                                                              0        (482,299)
         Add. Paid in Capital (See Note (11))                                               43,759,251      42,415,834
         Preferred Stock (Note (11))                                                             1,650           1,850
         Common Stock (Note (11))                                                              414,236         403,430
                                                                                          ------------    ------------

                                   TOTAL EQUITY                                             12,796,616      17,732,568
                                                                                          ------------    ------------
                                                 TOTAL LIABILITIES AND EQUITY             $ 18,601,034    $ 23,744,947
                                                                                          ============    ============

                              SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED  SEPTEMBER 30, 2006 AND 2005
=====================================================================================================================
                                                                                              2006           2005
                                                                                          -----------     -----------
REVENUE
 Oil and Gas Sales                                                                        $ 1,762,827     $ 1,291,138
 Royalty Receipts                                                                              70,449          44,939
 Mineral Sales                                                                                 24,601          69,914
 Well Management                                                                              160,024         166,024
                                                                                          -----------     -----------
                                Total Operating Revenue                                     2,017,901       1,572,015
                                                                                          -----------     -----------
EXPENSES
Lease Operating Expenses--Oil and Gas                                                         832,917         705,841
Lease Operating Expenses--Minerals                                                             42,629         103,967
Prod Tax                                                                                      161,855         115,528
DD&A (includes Depreciation)                                                                1,633,909       1,425,037
Third Party Distributions                                                                      60,435          55,281
General and Administrative Expenses                                                         1,293,102         687,182
Stock Based Compensation (Note (11))                                                          853,000               0
Legal and Professional Expenses                                                               362,188         343,106
Shareholder Information                                                                        57,942          30,903
Amortization of Debt Costs (Note (10(a)))                                                     164,533         107,991
Amortization of Equity Costs                                                                   11,633           1,649
                                                                                          -----------     -----------
                                          Total Expenses                                    5,474,143       3,576,485
                                                                                          -----------     -----------

Other Income (Expense)
       Interest Income                                                                         63,381               7
       Interest Expense                                                                      (112,985)       (402,163)
       Non-cash Value of Debt Determinable at
              Termination (Note (3))                                                       (2,213,000)              0
       Other Income (Loss)                                                                   (311,400)         65,202
                                                                                          -----------     -----------
                                Total Other Income (Loss), Net                             (2,574,004)       (336,954)
                                                                                          -----------     -----------

Income (Loss) Before Provision for Income tax                                              (6,030,246)     (2,341,424)
Provision for Income Tax                                                                     (138,717)             --
                                                                                          -----------     -----------
Net Income (Loss)                                                                          (6,168,963)     (2,341,424)
Less Dividends (Property) (Note (6))                                                                0         (83,907)
                                                                                          -----------     -----------
Net Income (Loss) attributable to Common Holders                                          $(6,168,963)    $(2,425,331)
                                                                                          ===========     ===========

Basic and Fully Diluted Net Income (Loss) per share (based
on weighted-average outstanding common stock of 40,972,402
in 2006  and  29,696,379 in 2005)                                                         $     (0.15)    $     (0.08)
                                                                                          ===========     ===========

                             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
YEARS ENDED SEPTEMBER 30, 2006 AND 2005
=====================================================================================================
                                                                              2006           2005
                                                                          -----------    -----------
OPERATING ACTIVITIES
Net income (Loss) for the year                                            $(6,168,963)   $(2,341,424)
                                                                          -----------    -----------
Items not affecting working capital:
         Change in Depletion, Depreciation, and Amortization for period     1,633,909      1,425,037
         Provision for Bad Debts                                               50,000              0
         Debt & Equity Placement Cost Amortization                            164,533        109,640
         Amortization of Equity Costs                                          11,633              0
         Gain on Exchange of PSNet Shares for Ostara Shares                         0        (40,402)
         Stock Based Compensation                                             853,000              0
         Non-cash Value of debt determinable at Termination                 2,213,000              0
         Non-cash Charge for Issuance of Securities                           311,400              0
                                                                          -----------    -----------
                 Sub Total :                                                5,237,475      1,494,275

Items affecting working capital:
         (Increase)/Decrease in Other Current Assets                           (4,949)           705
         (Increase)/Decrease in Pre-paid Royalties                            (65,268)       (60,000)
         (Increase)/Decrease in Receivables                                    75,442          9,276
         Increase/(Decrease) in Payables                                      418,636        663,242
         Increase/(Decrease) in other Accrued Expenses                        (25,601)       280,056
                                                                          -----------    -----------
                 Sub Total:                                                   398,260        893,279
                                                                          -----------    -----------
CASH PROVIDED FROM (USED FOR) OPERATING ACTIVITIES                           (533,228)        46,130
                                                                          -----------    -----------
INVESTING ACTIVITIES
Leasing, Acquisition and Well Costs Incurred                                 (135,519)       (18,146)
                                                                          -----------    -----------

CASH PROVIDED FROM (USED FOR) INVESTING ACTIVITIES                           (135,519)       (18,146)
                                                                          -----------    -----------
FINANCING ACTIVITIES
Increase/(decrease) in Notes due Related Parties                              (25,000)      (680,825)
Increase/(decrease) in Other Notes Due & Debt                                (540,703)      (226,994)
Increase/(decrease) in Accrued Interest                                       (12,872)        73,106
Dividends Paid                                                                      0       (193,907)
Proceeds of Equity Issuance                                                   160,202      2,152,590
                                                                          -----------    -----------

CASH PROVIDED FROM (USED FOR) FINANCING ACTIVITIES                           (418,373)     1,123,970
                                                                          -----------    -----------
NET INCREASE/(DECREASE) IN CASH FOR PERIOD                                $(1,087,120)   $ 1,151,954
                                                                          ===========    ===========

                 SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
YEARS ENDED SEPTEMBER 30, 2006 AND 2005
=============================================================================================
                                                                       2006           2005
                                                                   -----------    -----------
INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                   $(1,087,120)   $ 1,151,954
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                      1,550,962        399,008
                                                                   -----------    -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD CASH                     $   463,842    $ 1,550,962
                                                                   ===========    ===========

SUPPLEMENTAL INFORMATION:

Income Taxes paid                                                  $    52,671    $         0
Interest Paid                                                      $   125,032    $   329,047

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
   Conversion from convertible debt to common stock                $         0    $   400,000
   Issuance of common stock for services performed                 $   331,701    $   576,000
   Payment of Dividends in-kind                                    $    22,421    $   398,393
   Dividends paid on preferred stock with common stock             $   200,000    $         0


                 SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2006 AND 2005
=========================================================================
                                                  2006            2005
                                             ------------    ------------
COMMON STOCK OUTSTANDING
     Shares
         Beginning of Period                   40,343,043      28,367,043
         Issued                                 1,080,592      11,976,000
         Cancelled                                      0               0
                                             ------------    ------------
         End of Period                         41,423,635      40,343,043
                                             ============    ============
     VALUE AT PAR ($.01/SHARE)               $    414,236    $    403,430
                                             ============    ============
PREFERRED STOCK OUTSTANDING
     Shares Class "A"
         Beginning of Period                            0               0
         Present as Debt                                0               0
                                             ------------    ------------
         End of Period                                  0               0
                                             ============    ============
Value at Par ($.01/Share)                               0               0
                                             ------------    ------------
     Shares Class "B"
         Beginning of Period                      185,000         185,000
         Issued                                         0               0
         Converted to Common                       20,000               0
         Cancelled                                      0               0
                                             ------------    ------------
         End of Period                            165,000         185,000
                                             ============    ============
     Value at Par ($.01/Share)               $      1,650    $      1,850
                                             ------------    ------------
     PREFERRED VALUE AT PAR ($.01/SHARE)     $      1,650    $      1,850
                                             ============    ============
ADDITIONAL PAID IN CAPITAL
         Beginning of Period                 $ 42,415,834    $ 39,319,453
         Equity Issuance Other                    383,482       3,096,381
         Warrant Issuance                          86,094               0
         Stock Based Compensation                 853,000               0
         Preferred Excess Amount                   20,841               0
                                             ------------    ------------
         End of Period                       $ 43,759,251    $ 42,415,834
                                             ============    ============
ACCUMULATED RETAINED
EARNINGS/(DEFICIT)
         Beginning of Period                 $(25,088,546)   $(22,239,206)
         Income(Loss) for Year                 (6,168,963)     (2,341,424)
         Other Comprehensive Income (Loss)       (121,012)        (25,617)
         Dividends (Property)                           0        (482,299)
                                             ------------    ------------
         End of Period                       $(31,378,521)   $(25,088,546)
                                             ============    ============
EQUITY
         Beginning of Period                 $ 17,732,568    $ 17,365,767
         End of Period                         12,796,616      17,732,568
                                             ------------    ------------
         Change in Equity for Period         $ (4,935,952)   $    366,801
                                             ============    ============


       SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006 AND 2005
================================================================================

1.    CONTINUED OPERATIONS

      The financial statements have been prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. For the fiscal year ended September 30, 2006 the Company incurred a net loss of $6,168,963. The ability of the Company to meet its total liabilities of $5,804,418 and to continue as a going concern is dependent upon the availability of future funding, achieving profitability within its mineral segment and ongoing profitability within its oil and gas operations.

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

      As of September 30, 2006, the Company and certain of its subsidiaries were in default of certain debt obligations (See Notes 7 and 8 below). The holders of these instruments are working with the Company to achieve the ultimate extinguishment of the obligations.

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

      B.    BASIS OF CONSOLIDATION

      The consolidated financial statements of Daleco Resources Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles and include the accounts of Daleco and its wholly-owned subsidiaries Westlands Resources Corporation, Sustainable Forest Industries Inc., Deven Resources, Inc., Tri-Coastal Energy, L.P., Clean Age Minerals, Inc., CA Properties, Inc., and The Natural Resources Exchange, Inc. The Company's investments in oil and gas leases are accounted for using proportionate consolidation whereby the Company's prorata share of each of the assets, liabilities, revenues and expenses of the investments are aggregated with those of the Company in its financial statements. The Companies' investments in minerals are accounted for using purchase accounting methods.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006 AND 2005
================================================================================

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

      F.    TIMBER RIGHTS

      The Company previously recorded the acquisition of timber rights at cost. The Company has completely written down the costs of the timber rights acquisition.

      G.    MINERAL ACQUISITION

      The Company has recorded the acquisition of Clean Age Minerals, Inc., and associated minerals rights at cost.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006 AND 2005
================================================================================

      H.    DEBT ISSUE COSTS

      Debt issue costs represent those costs associated with the initial Heller Financial, Inc. loan and its restructuring and conversion to the Sonata Note in Fiscal year 2004 (see Note 10(a)). The debt issuance costs associated with the original Heller Loan were fully amortized as of March 31, 2002. In conjunction with Sonata Investment Company, Ltd.'s, acquisition of the Heller Loan and the negotiation of an Amended and Restated Loan Agreement, the Company booked additional debt issuance costs of $285,046 as reported in the first quarter of Fiscal year 2005. These costs were being amortized over a three (3) year period. This loan was satisfied during Fiscal year 2006.

      I.    CASH AND CASH EQUIVALENTS

      Cash and cash equivalents include cash and investments with original maturities of three months or less.

      J.    FAIR VALUE OF FINANCIAL INSTRUMENTS

      Cash and cash equivalents, receivables, and all liabilities have fair values approximating their carrying amounts.

      K.    STOCK BASED COMPENSATION

      Prior to October 1, 2005, the Company accounted for employee stock-based compensation using the intrinsic value method supplemented by pro forma disclosures in accordance with APB 25 and SFAS 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS No.148 "Accounting for Stock-Based Compensation--Transition and Disclosures." Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. Under the intrinsic value method, the Company has recognized stock-based compensation common stock on the date of grant.

      Effective October 1, 2005, the Company adopted SFAS 123(R) using the modified prospective approach and accordingly prior periods have not been restated to reflect the impact of SFAS 123(R). Under SFAS 123(R), stock-based awards granted prior to its adoption will be expensed over the remaining portion of their vesting period. These awards will be expensed under the accelerated amortization method using the same fair value measurements which were used in calculating pro forma stock-based compensation expense under SFAS 123. For stock-based awards granted on or after October 1, 2005, the Company will amortize stock-based compensation expense on a straight-line basis over the requisite service period, which is three to five years.

      SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense has been recorded net of estimated forfeitures for the year ended September 30, 2006 such that expense was recorded only for those stock-based awards that are expected to vest. Previously under APB 25 to the extent awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed in the period of forfeiture.

      SFAS 123 requires the Company to provide pro-forma information regarding net loss as if compensation cost for the stock options granted to the Company's employees had been determined in accordance with the fair value based method prescribed in SFAS 123. Options granted to non-employees are recognized in these financial statements as compensation expense under SFAS 123 (See Note 11) using the Black-Scholes option-pricing model.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006 AND 2005
================================================================================

      If the fair value based method under FAS 123 (R) had been applied in measuring stock-based compensation expense for the year ended September 30, 2005, the pro forma on net income (loss) and net income (loss) per share would have been as follows:

                                                                 YEAR ENDED
                                                             SEPTEMBER 30,2005
                                                             -----------------
      Net income (loss), as reported                         $      (2,341,424)
      Add:  Stock-based employee compensation expense
             included in reported net income, net of
             related tax effect                                              0

      Deduct: Total stock-based employee compensation
               expense determined under fair-value
               based method for all awards not included
               in net income (loss)                                   (641,950)
                                                             -----------------
      Pro forma net income                                   $      (2,983,374)
                                                             =================
      Income (loss) per share:
        Basic/diluted - as reported                             ($0.08)/($0.08)
                                                             -----------------
        Basic/diluted - pro forma                               ($0.10)/($0.10)
                                                             -----------------

3.    OIL AND GAS PROPERTIES AND EQUIPMENT

                                                 2006            2005
                                             ------------    ------------

      Proven lease acreage costs             $  2,311,382    $  5,448,142

      Proven undeveloped lease acreage costs      581,810       1,745,810

      Well costs                                2,431,030       5,432,145
                                             ------------    ------------
                                                5,324,222      12,626,097

      Accumulated depletion, depreciation
        and amortization                       (4,138,292)     (8,507,950)
                                             ------------    ------------
Net Oil and Gas Property                     $  1,185,930    $  4,118,147
                                             ============    ============

      Under the terms of the Second Amended Loan Agreement with Sonata Investment Company, LTD, upon its satisfaction of the Sonata Loan on June 8, 2006 (See Note 10 below), Sonata had the right to request an assignment of an undivided sixty-six and two thirds percent of Tri-Coastal Energy, LP's oil and gas interests. Sonata made that request and in August 2006, and effective July 1, 2006, Tri-Coastal Energy, LP assigned to Sonata an undivided sixty-six and two thirds percent of Tri-Coastal Energy, LP's oil and gas interests. Accordingly, the Company recognized $2,213,000 during fiscal 2006 as non-cash value of debt determinable at termination.

4.    TIMBER PROPERTIES

      Sustainable Forest Industries, Inc., sold forest products under the HeartDex(TM) trademark. This entity has been inactive for the past two years. The Company has fully written off its costs associated with both this subsidiary and its operations have been terminated.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006 AND 2005
================================================================================

5.    MINERAL PROPERTIES

      A.    CLEAN AGE MINERALS, INC.

      Clean Age Minerals Inc., through its subsidiary, CA Properties, Inc., a Nevada corporation, owns or has under long-term lease: (a) 5,200 acres(+/-) in Marfa, Presidio County, Texas, containing high grade zeolite; (b) 5,020 acres(+/-) of calcium carbonate deposits located in the Oro Grande area, Cibola County, New Mexico; (c) twenty eight (28) mining claims located in Sierra County, New Mexico, covering 2,675 acres(+/-) of kaolin; and (d) eleven (11) zeolite mining claims covering approximately 220 acres(+/-) located in Beaver County, Utah.

      On or about February 14, 2005, the Company entered into a Development and Operating Agreement with Tecumseh Professional Associates ("TPA") covering the Company's calcium carbonate lease in Cibola County, New Mexico. On or about March 11, 2005, the Company entered into the Sierra Kaolin(TM) Operating Agreement with TPA covering the Company's kaolin claims in Sierra County, New Mexico. Under these agreements, TPA assumed the duties to mine, test and market the Company's Sierra Kaolin(TM) and calcium carbonate. By letter dated May 4, 2006, TPA advised the Company that it did not intend to renew its Operating Agreement covering the calcium carbonate lease for another year. Under the terms of the Operating Agreement, TPA had the obligation to maintain the calcium carbonate lease though August 3, 2006, to include, but not limited to, the production and sale of the requisite quantity of calcium carbonate for the lease year commencing August 4, 2005, and ending on August 3, 2006. Thereafter, TPA shall have no duties, responsibilities or benefits under the Operating Agreement or the limestone lease. (See Footnote 5(c) below.) . By letter dated July 27, 2006, NZ Travertine, LLC, the Lessor of the calcium carbonate lease, agreed to accept a payment of $46,000, paid by TPA, in lieu of the minimum annual production as required under paragraphs 6 & 7 of the calcium carbonate lease. TPA also agreed to amend the calcium carbonate lease to provide that NZ Travertine, LLC, could produce up to 50,000 tons of dimensional stone each lease year. This was an increase from 10,000 tons as provided in the Amendment to Limestone Agreement dated September 10, 2004.

      B.    MINERALS AND EQUIPMENT

                                             September 30,   September 30,
                                                 2006            2005
                                             ------------    ------------
      Proven undeveloped lease costs         $ 12,609,100    $ 12,609,100
      Mine development costs                           --              --
      Accumulated depletion and
        Depreciation(1)                          (600,000)       (400,000)
                                             ------------    ------------
                                             $ 12,009,100    $ 12,209,100
                                             ============    ============

----------
(1) The Company has begun to amortize its mineral properties at a nominal amortization rate of $200,000 per year subject to higher adjustments per year as production increases. During the years ended September 30, 2006, and September 30, 2005, the Company took a charge of $200,000. The Company is utilizing a modified unit-of-production basis in determining its amortization rates for its mineral properties.

      C.    PREPAID ROYALTIES

      The Company receives a credit in the nature of "prepaid mineral royalties" for rents paid on the Marfa zeolite lease, Presidio County, Texas, and a portion of the New Mexico Oro Grande limestone lease in Cibola County, New Mexico. During Fiscal years 2006 and 2005, operations were conducted on the Company's Sierra Kaolin(TM) deposits in Sierra County, New Mexico, by TPA for the purpose of

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006 AND 2005
================================================================================

confirming the quantity and quality of the Sierra Kaolin(TM) and to provide samples to prospective customers. The Company's calcium carbonate properties were operated initially by the Company and, commencing in February 2005 by TPA. The Company continued production of its zeolite for use in its sales of ReNuGen(TM) and for testing in air and purification and soil decontamination. The Company sells one of its CA Series Products under the tradename "ReNuGen(TM)."

6.    PATENTS & TECHNOLOGY

      A.    CA SERIES PATENT.

      As part of the acquisition of Clean Age Minerals, Inc. (See Note 5(a) above), the Company also acquired U.S. Patent No: 5387738. This patent, owned by Clean Age Minerals, Inc. (previously owned by Matrix-Loc, Inc., which was acquired by Clean Age Minerals, Inc., as a result of Matrix-Loc's merger with Clean Age Minerals, Inc., as of March 18, 2002), deals with a reagent and process for the remediation of water and contaminated soils. The Company has obtained a Trademark "ReNuGen(TM)" for its CA-1 Series for use in waste treatment plants. It also obtained the Trademark Sierra Gold(TM) for one of its calcium carbonate products.

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

      In a press release dated January 13, 2005, Ostara Corporation ("Ostara") announced that it had acquired PSNet. As successor in interest to PSNet, commencing on or about March 31, 2005, Ostara issued its common stock to the Registrant and its shareholders of record as of January 6, 2005 ("Record Date), in place of the PSNet Shares. In accordance with the provisions of the Asset Sale Agreement, approximately 2,050,000 shares of Ostara common stock were issued, in the nature of a special dividend, to the shareholders of record of the Registrant as of the Record Date. The Registrant received 950,000 shares of Ostara common stock that cannot be sold for a period of one year. Warrants for 15,000,000 shares of Ostara common stock were also issued under the Asset Sale Agreement. For each share of Ostara common stock issued to the Registrant's shareholders as of the Record Date five warrants were also issued. The warrants have a term of one (1) year and have an exercise price as follows:

            a. For the first 90 days after the Closing Date, the exercise price per share of Stock shall be $2.00.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006 AND 2005
================================================================================

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

      As of September 30, 2006, the 950,000 shares of Ostara common stock held by the Company were carried at $38,001. Under an accounting rule, the warrants, even though priced higher than the market value of the stock into which they are convertible, also have a value.

7.    NOTES PAYABLE

      a. During the year ended September 30, 1995, the Company received $1,100,000 in return for two notes payable, with the producing wells of the Company used as collateral. Interest of 10% per annum was due monthly. In Fiscal year 1996, the Company repaid $300,000 of the outstanding balance. In Fiscal year 1997, the remaining $800,000 was converted into 6,000 shares of 10% cumulative preferred stock, at $50.00 per share ("Series A Preferred Stock"). The Series A Preferred Stock was subject to a put on August 20, 1999. On or about August 15, 2005, the Company's obligation to the Kanes was fully satisfied. The Series A Preferred Shares owned by the Kanes were reacquired by the Company and cancelled on the books of the Company.

      b. During Fiscal year 1998, the Company borrowed $145,000 from four (4) persons. The debt was evidenced by Notes that matured on November 21, 1998. The Notes earned interest at 2% over the prime rate charged by the Huntingdon National Bank of Columbus, Ohio, through the maturity date, and 18% thereafter. The Note holders were also given warrants (See Note 11-- Warrants). All of the Notes had been satisfied as of September 30, 2005.

      c. Pursuant to Paragraph 5.1 of the Agreement and Plan of Merger between Clean Age Minerals, Inc. ("CAMI"), and Strategic Minerals, Inc. ("SMI"), and the Company dated September 19, 2000, obligations of CAMI to certain officers, directors and third parties were to have been satisfied by SMI or the Company within one (1) year of the merger. The indebtedness totaled (including the Martin Debt as defined in Note 8(b) below) $514,881 and was evidenced by Notes dated September 19, 2000. The Notes were due and payable on or before September 18, 2001, and provide for interest at the rate of 8% per annum. These Notes remain outstanding. As of September 30, 2006, the total amount payable on these notes is $763,378 representing principal of $514,881 and accrued but unpaid interest of $248,497.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006 AND 2005
================================================================================

      d. On or about September 1, 2004, the Company's wholly owned subsidiary, CA Properties, Inc. borrowed $40,000 from Herbert L. Lucas, an individual and former director of Clean Age Minerals, Inc. Mr. Lucas is owed additional sums from the Company's acquisition of Clean Age Minerals, Inc., in September 2000 (See Note 8(b) below). The note is due on or before August 31, 2006, and earns interest at the Prime Rate of interest charged from time to time by PNC National Bank, Philadelphia, Pennsylvania, plus three percent (3%). Payments of principal were to have commenced on October 1, 2004, in 24 equal installments plus accrued and unpaid interest through the date of payment. In consideration of making the Loan, Mr. Lucas was granted Warrants for 20,000 shares of common stock. The exercise price of the Warrants is $0.44 per share. During Fiscal year 2006, Mr. Lucas exercised his warrants by reducing the amount owed him by the Company. As of September 30, 2006, the obligation to Mr. Lucas has been satisfied.

      e. On May 10, 2005, the Company borrowed $50,000 from four (4) individuals, Steven P. Roche ($20,000) and David Grady ($10,000) each of who is an employee of Tecumseh Professional Associates, Thomas Smith ($10,000) and Alfonso Knoll ($10,000). Mr. Knoll was a Director and Interim Chief Executive Officer of the Company. Mr. Roche was appointed to the Board of Directors of the Company in July 2005. (See 8-K dated July 19, 2005). Each lender was given a note for his loan by the Company. The notes matured on May 10, 2006, at an interest rate equal to the Federal Funds Rate on May 10, 2005. Additionally, each lender received 50,000 shares of Company common stock for each $10,000 lent to the Company. All of the above notes have been repaid.

      f. On September 30, 2005, but effective as of September 1, 2005 ("Effective Date"), the Company entered into a Settlement Agreement with and issued a Note to its counsel, Ehmann, Van Denbergh & Trainor, P.C. ("EV&T") to resolve and deal with the Company's outstanding legal fees. As of September 1, 2005, the Company owed EV&T $825,355 for services performed, costs and expenses ("Debt"). Under the Agreement, the Company paid EV&T $25,355 and entered into a three (3) year Note for the remainder of the Debt. The Note and Agreement provides for Debt to earn interest at the rate of five percent (5%) per annum on the outstanding balance from time to time. The Debt is to be repaid in 35 monthly installments of $13,000, commencing on October 1, 2005, with the remainder due and payable on August 1, 2008 ("Remainder Amount"). The Remainder Amount shall be paid: (1) one half in Daleco Common Stock, valued at fifty cents ($.50) per share; and (2) one-half in immediately available Federal Funds unless EV&T elects to take some or all of such balance in Daleco Common Stock valued at One Dollar ($1.00) per share. The Debt shall become immediately due and payable on a date prior to August 1, 2008 if: (x) the Company is acquired for stock or cash, whether by purchase or merger; (y) the sale of an asset of the Company for a price in excess of $5 Million Dollars; or (z) the Company raises, other than debt, an amount greater than $5 Million dollars. Should the Note go into default, the interest rate shall increase to 12% per annum and the entire outstanding principal and all accrued and unpaid interest shall immediately become payable in immediately available Federal Funds. As of September 30, 2006, the outstanding balance of the EV&T Note was $652,524, of which $156,000 is the current portion and the long term portion is $496,524. The Company owes EV&T $89,518 for current services performed which amount is included in trade accounts payable at September 30, 2006.

8.    DUE TO RELATED PARTIES

      (a)   Due to Amir

            Mr. Amir has entered into four (4) Notes with the Company as follows:

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006 AND 2005
================================================================================

            (1) Note dated October 1, 1995, bearing interest at the rate of prime plus 3 percent in the principal amount of $91,062. This principal amount was satisfied as of September 30, 2005.

            (2) Note dated October 1, 1995, bearing interest at the rate of 7% as a result of various subsequent advances to the Company. The principal amount as of September 30, 2006, is $45,485.

            (3)   Note dated July 20, 1998, in the face amount of $25,000 (See
                  Note 7(b)) bearing interest at the rate of 2% over the prime rate charged by the Huntingdon National Bank of Columbus, Ohio, through the maturity date, November 21, 1998, and 18% thereafter. The principal amount has been satisfied as of September 30, 2006.

            (4) Note dated June 17, 2002, bearing interest at the rate of 7% in the principal amount of $137,000. This principal amount has been satisfied as of September 30, 2005.

                  As of September 30, 2006, the outstanding principal and
            accrued but unpaid interest on the obligations listed under numbers 1 through 4 to Mr. Amir amounted to $217,160, which includes $45,485 in principal and $171,675 in accrued interest.

            Mr. Amir was also entitled to a cash payment of $25,000 under his Key Man Contract on June 30, 2002. This bonus has not been paid (See
            Note 13(a)).

            Prior to conversion of his Series A Preferred Stock into common stock, Mr. Amir was entitled to have received dividends in the amount of $91,551 of which $59,338 remains outstanding as of September 30, 2006 (See Note 7(a) for a description of the Series A Preferred Stock).

            As of September 30, 2006, the Company owed Mr. Amir $44,385 in un-reimbursed business expenses and $245,836 in accrued but unpaid salary.

            Mr. Amir converted $10,000 of indebtedness into 71,942 shares of Common Stock as of December 3, 2002. The conversion was at the average of the closing bid and asking price for the Common Stock for the five trading days prior to the date of conversion.

            As of September 30, 2006, the Company was indebted to Mr. Amir in the aggregate amount of $519,719.

            Mr. Amir and the Company have entered into a Separation Agreement providing for Mr. Amir to receive $100,000 annually for three years ("Term"), $50,000 of which will be deemed salary with the remaining $50,000 reducing the debt owed to Mr. Amir ("Amir Debt"). Should the Amir Debt not be satisfied after the expiration of the Term, the Company shall continue the $100,000 annual payment, all of which shall be allocated to the payment of the Amir Debt until the Amir Debt is fully satisfied. The Company reserves the right to prepay the outstanding Amir Debt in full at any time. Upon satisfaction of the Amir Debt in full, all payments to Amir under the Separation Agreement will cease.

      (b) By virtue of the merger of Clean Age Minerals, Inc. ("CAMI"), with Strategic Minerals, Inc., on September 19, 2000, Strategic Minerals, Inc., assumed the obligation of CAMI to Mr. Robert E. Martin in the amount of $134,811 ("Martin Debt"). The Martin Debt was to have been satisfied on or before September 18, 2001, but was not and remains outstanding. As of September 30, 2006, the Martin Debt amounts to $199,875 representing $134,811 in principal and $65,064 in accrued but unpaid interest. The Martin Debt is evidenced by a Note providing for an annual rate of interest of 8%. These amounts are included in the amounts shown for the Company's

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006 AND 2005
================================================================================

            obligation to the former officers and directors of Clean Age Minerals, Inc. (See Note 7(c)). As of September 30, 2006, the Company owed Mr. Martin $245,835 in salary and $19,051 in unpaid reimbursable business expenses. As of September 30, 2006, the Company was indebted to Mr. Martin in the aggregate amount of $464,761.

      (c) Novinskie Debt. Under the terms of Mr. Novinskie's employment agreement (See Note 13), Mr. Novinskie was to have received a cash bonus of $25,000 as of September 30, 2002. This bonus was not paid. As of September 30, 2006, the Company owed Mr. Novinskie $27,426 in un-reimbursed expenses and $245,839 in salary and $25,000 in bonuses (as discussed previously).

            Mr. Novinskie converted $10,000 of indebtedness into 71,942 shares of Common Stock as of December 3, 2002. The conversion was at the average of the closing bid and asking price for the Common Stock for the five trading days prior to the date of conversion. As of September 30, 2006, the Company was indebted to Mr. Novinskie in the aggregate amount of $298,265. This figure contains no accrued interest.

      (d) Erlich Debt. The Company has entered into an Agreement with the Estate of Mr. Erlich for the repayment of the entire Erlich Debt consisting of $98,049 in principal and $47,235 of interest in three installments. The first installment of $75,000 was made in July 2006, the second of $35,000 was made in September 2006 with the remainder of $35, 284 by December 6, 2006. This debt has been satisfied in full.

9.    DEBENTURE

                                    2006     2005
                                    ----     ----
      8% Convertible Debentures     $  0     $  0

      On September 11, 1996, the Company issued $1,310,000 worth of 8% convertible debentures with interest payable in stock only and accruing until conversion or redemptions after the term of two years. The placement agent's fees were 10% of the gross proceeds and 12,111 warrants at $10.07 expiring November 16, 2001. The debentures may be converted after a holding period of 45 days after closing at the lesser of: (1) the fixed conversion price ($10.17), or
(2) 75% of the average closing bid price for the five trading days immediately preceding the date of conversion. As of September 30, 2006, $1,310,000 of the 8% debentures and its accrued interest had been converted into 990,963 common shares.

10.   DEBT

      Debt of the Company consists of the following:

      a.    SONATA/HELLER LOAN

      On December 31, 2003, Sonata acquired the Heller Loan from Heller Financial, Inc., for $605,000. Tri-Coastal made a principal reduction payment of $23,298 to Sonata on December 31, 2003. This payment was consistent with the provisions of both the Heller Loan and the Sonata Loan and was made in the ordinary course.

      The Sonata Loan Agreement provides that the Heller Loan: was reduced to a three (3) year loan in the principal amount of $655,000 plus interest at the prime rates, to move, as established by the National City Bank, Columbus, Ohio, plus three-percent ("Sonata Loan"). The Sonata Loan was fully satisfied on June 8, 2006.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006 AND 2005
================================================================================

      b.    FIRST REGIONAL BANK

      In September 1998, the Company assumed a $100,000 loan with First Regional Bank when it acquired Haly Corporation. Interest is at 6.9% and the loan matures December 12, 2006. The loan is secured by the personal assets of Dov Amir, a Director of the Company. On December 18, 2006, the Company renewed the loan with First Regional Bank.

11.   CAPITAL STOCK

                                                                                                  NUMBER OF
                                                                                                   SERIES B
                                                                          NUMBER OF SERIES        PREFERRED
                                                  NUMBER OF COMMON             A PREFERRED       SHARES PAR
                                                 SHARES, PAR VALUE       SHARES PAR VALUE       VALUE $0.01
                                                $0.01 PER SHARE(1)     $0.01 PER SHARE (1)    PER SHARE (1)
                                                ------------------     -------------------    -------------
Balance as of September 30, 2005                        40,343,043                       0          185,000

Issued pursuant to the exercise of                         165,455
Options (2)

Issued upon conversion of Series B Preferred (3)           160,000                                 (20,000)

Issued for payment of interest on                           17,937
Series B Preferred (4)

Issued to Special Committee of Board of                    600,000
Directors (5)

Issued as Commissions for sale of Units
In the September 2005 Private Placement (6)                137,200
                                                ------------------     -------------------    -------------
Ending Balance as of September 30, 2006                 41,423,635                       0          165,000
                                                ==================     ===================    =============

----------

(1) The Articles of Incorporation of Daleco provide for authorized capital stock of 100,000,000 shares of common stock, par value $0.01 and 20,000,000 shares of preferred stock, par value $0.01.

(2) On July 3, 2006, Mr. Anthony exercised 100,000 of the 300,000 warrants awarded to him on February 27, 2003, at a price of $0.13 per share. The remaining 200,000 warrants expire on February 26, 2008. In August 2006, Mr. Lucas exercised warrants for 20,000 shares at a price of $0.44 per share. On October 12, 2005, Mr. Amir exercised warrants for 45,455 shares at a price of $0.55 per share.

(3)(4) On June 1, 2006, 10,000 shares of Series B Preferred were converted to 80,000 shares of Common Stock. On July 1, 2006, 10,000 shares of Series B Preferred were converted to 80,000 shares of Common Stock. Additionally, 17,937 shares of Common Stock were issued in payment of accrued but unpaid interest due on the Series B Preferred Stock.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006 AND 2005
================================================================================

(5) Issued to two directors, Mr. Knoll and Lord Gilbert, who served on the special committee of the Board of Directors. The award of these shares was approved by the Shareholders of the Company at the Annual Meeting of Shareholders on March 17, 2006.

(6) Issued to brokers as commissions for participation in the sale of units in the Company's September 2005 private placement.

The Company granted the following options / warrants to purchase common stock as of September 30, 2006:

                                                Number of Options /     Weighted Average
                                                      Warrants          Price per Share
                                                ------------------     -------------------
OPTIONS / WARRANTS OUTSTANDING - OCT 1, 2005            10,919,579                   $1.19
                                                                       ===================

Employee Stock Options
Granted (1)                                              2,050,000
Expired                                                          0
Exercised                                                        0
Cancelled                                                        0

Stockholder Warrants(2)
Granted (5)                                              1,500,000
Expired (3)                                                 81,819
Exercised (4)                                              165,455
Cancelled                                                        0
                                                ------------------
OPTIONS / WARRANTS OUTSTANDING - SEPT 30, 2006          14,222,305                   $1.05
                                                ==================     ===================


----------
(1) Mr. Maxwell and Mr. Pipkin each received options for 200,000 shares under the Independent Director's Incentive Stock Option Plan, Mr. Thibault was awarded options for 500,000 shares under his employment agreement and Mr. Matz was awarded options for 250,000 shares under his employment agreement. On September 19, 2006, the Board of Directors granted the following officers of the Company options for shares at an exercise price of $.75 per share: Stephan V. Benediktson, 200,000 shares; Nathan K. Trynin, 200,000 shares; Dov Amir, 200,000 shares; Gary J. Novinskie, 200,000 shares; David L. Matz, 50,000 shares; and Richard A. Thibault, 50,000 shares.

(2) On September 21, 2005, the Company closed a private placement for 6,500,000 shares (See footnote 11 Common Stock above). The investors received warrants for 6,500,000 shares of common stock. These warrants are exercisable in two tranches. The first tranche consists of one warrant for one share of common stock for each two shares of common stock purchased by the investor in the private placement ("Participation Warrant"). The exercise price for the Participation Warrant is $1.00 per share. The Participation Warrant must be exercised on or before the close of business on September 16, 2006. If and only if the investor exercises the

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006 AND 2005
================================================================================

      Participation Warrant, the investor will be entitled to exercise the second tranche warrant, consisting of a warrant for one share of common stock for each two shares of common stock purchased by the investor in the private placement ("Contingent Warrant"). The exercise price for the Contingent Warrant is $2.00 per share. The Contingent Warrant must be exercised on or before the close of business on September 16, 2007. On September 16, 2006, the Board of Directors extended the expiration date for the Participation Warrants until December 31, 2006 and the expiration Date for the Contingent Warrants until December 31, 2007. By action of the Board of Directors on December 14, 2006, the expiration date for the Participation Warrants was further extended until September 16, 2007 and the expiration date for the Contingent Warrants was extended until September 16, 2008.

      TERRA SILEX WARRANTS. Under a Stock Purchase Agreement dated September 11, 2001, between Daleco and Terra Silex Holding, LLC, Terra Silex was granted a warrant for 250,000 shares at an exercise price of $1.25 per share. The Terra Silex Warrant expires on December 31, 2006. By action of the Board of Directors on December 14, 2006, the expiration date for the Terra Silex Warrant was extended until September 16, 2007.


(3) On November 20, 2005, warrants for 81,819 shares issued in connection with the July 1998 Loan expired.

(4) On July 3, 2006, Mr. Anthony exercised 100,000 of the 300,000 warrants awarded to him on February 27, 2003, at a price of $0.13 per share. The remaining 200,000 warrants expire on February 26, 2008. In August 2006, Mr. Lucas exercised warrants for 20,000 shares at a price of $0.44 per share. On October 12, 2005, Mr. Amir exercised warrants for 45, 455 shares at a price of $0.55 per share.

(5) In accordance with the provisions of the First Amended Memorandum of Understanding (Sierra Kaolin(TM) Development), dated March 11, 2005, Tecumseh Professional Associates, Inc ("TPA") was granted the right to acquire warrants for 1,500,000 shares for $80,000 ("TPA Warrants"). The TPA Warrants have a term of three years with an expiration date of November 29, 2007, and an exercise price of $0.50 per share.

STOCK BASED COMPENSATION

      In March 2004, the shareholders of the Company approved the Independent Director's Incentive Stock Option Plan. Each Director eligible for an award under the Plan receives an option for 200,000 common shares at an exercise price equal to the average of the bid and asked closing prices for the Company's stock for the five trading days immediately preceding the date of the award. These option rights vest over a three-year period (but only while the recipient is a Director), 100,000 shares in the first year, and 50,000 shares in each of years two and three. The options expire five (5) years after issuance. In Fiscal year 2006, Mr. Maxwell was elected to the Board and was awarded options for 200,000 shares under the Plan.

      There were 2,050,000 options granted in fiscal year 2006. Of the 4,400,000 options outstanding as of September 30, 2006, 3,250,000 are held by current officers, directors and employees of Daleco. The exercise prices for the options held by insiders range from $0.43 per share to $1.08 per share.


      Upon the adoption of SFAS 123(R), the Company has recorded compensation costs of $853,000 relating to stock options granted to employees. The amount recorded represents equity-based

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006 AND 2005
================================================================================

compensation expense related to options that were issued from 2001 to 2006. The compensation costs are based on the fair value at the grant date. There was no such expense recorded during fiscal year 2005.

      The fair value of the options expensed during the year ended September 30, 2006, was estimated using the Black-Scholes option-pricing model with the following assumptions: risk free interest rates between 3.14% and 4.72%, expected life of three (3) to five (5) years and expected volatility between 65% and 183%. The weighted average fair value of the options expensed during the current fiscal year was approximately $853,000.

The following table summarizes information about stock option outstanding as of September 30, 2006:

                               Weighted   Weighted                      Weighted
                               Average    Average                       Average
                 Options       Exercise   Remaining Life   Options      Exercise
Exercise price   Outstanding   Price      (Years)          Exercisable  Price
--------------   -----------   --------   --------------   -----------  --------
$0.43-$1.08        4,400,000   $   0.71             2.45     2,350,000  $   0.81


WARRANTS

      (1)   FINANCING SOURCES

      On November 28, 2001, a total of 435,941 warrants to purchase common stock were granted to Sonata Investment Ltd. (warrants for 395,273 shares of common stock ("Sonata Warrant")) and Standard Energy (warrants for 40,668 shares of common stock ("Standard Warrant")) as consideration for entering into the Loan Conversion Agreement dated August 1, 2001. The Loan Conversion Agreement extended the date by which the Company had to satisfy its obligations to both Sonata Investment Company, Ltd. ("Sonata") (See Note 10(b)) and Standard Energy Company ("Standard") and granted both Sonata and Standard the right to convert the debt into common stock of the Company at such time as the Company advised Sonata and Standard of its intent to satisfy the Company's obligations to one or both entities. Sonata and Standard are affiliated entities. The exercise price was fixed at $1.05. The Sonata and Standard Warrants were to have expired August 1, 2002. However, the Company agreed to extend the termination date of the Sonata and Standard Warrants until July 31, 2004, in exchange for Sonata's relinquishing its twenty percent (20%) interest in the net profits of the Company's subsidiary Sustainable Forest Industries, Inc. As additional consideration for the acquisition of the Heller Loan, the expiration date for the Sonata and Standard Warrants was extended until December 31, 2007. 250,000 warrants were also issued to Sonata Investment Company as additional consideration for acquisition of the Heller Loan at an exercise price of $.906 per share with an expiration date of December 31, 2007 (See Note 10(a)).

      On September 1, 2004, the Company granted to Herbert L. Lucas warrants for 20,000 shares of common stock with an exercise price of $.44 per share. The warrants had an expiration date of August 31, 2006. The Warrants were given in consideration of Mr. Lucas having made a loan of $40,000 to the Company's wholly-owned subsidiary, CA Properties, Inc. (See Note 7(d) above). Mr. Lucas exercised his warrants in August 2006.

      (2)   TERRA SILEX WARRANTS

      Under a Stock Purchase Agreement dated September 11, 2001, between the Company and Terra Silex Holding, LLC, Terra Silex was granted warrants for 250,000 shares ("Terra Silex Warrant") at an exercise price of $1.25 per share. The Terra Silex Warrants had an expiration date of December 31, 2006. By action

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006 AND 2005
================================================================================

of the Board of Directors on December 14, 2006, the Terra Silex Warrant expiration date was extended until September 16, 2007.

      (3)   SMITH WARRANTS

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

      (4)   CONLEY & ANTHONY WARRANTS

      On February 27, 2003, warrants for 300,000 shares of Stock at a price of $0.13 per share were granted to Mr. Robert Conley and Mr. Bob Anthony in consideration of their consultation and individual expertise concerning product development and application market identification with regard to the Company's potential Sierra Kaolin(TM) and zeolite products respectively. On July 3, 2006, Mr. Anthony exercised a portion of his warrants for 100,000 shares. He retained warrants for 200,000 shares.


      (5)   PRIVATE PLACEMENT WARRANTS

      On September 21, 2005, the Registrant closed a private placement offering for 6,500,000 shares of the Registrant's Common Stock pursuant to an Exemption under Section 506 of Regulation D. The Offering was for Units consisting of 20,000 shares of Common Stock at $.25 per share plus warrants for the Registrant's Common Stock. The investors are entitled to warrants for one share of Common Stock for each two shares of Common Stock purchased pursuant to the Offering in the first year after the purchase of the Common Stock ("Participation Warrants") and Contingent Warrants for one share of Common Stock for each two shares of Common Stock purchased pursuant to the Offering in the second year after the purchase of the Common Stock and the exercise of the Participation Warrants ("Contingent Warrants"). The price per Unit was $5,000 with a minimum purchase of five Units ($25,000). On September 16, 2006, the Board of Directors extended the expiration date for the Participation Warrants until December 31, 2006, and the expiration Date for the Contingent Warrants until December 31, 2007. By action of the Board of Directors on December 14, 2006, the expiration date for the Participation Warrants was further extended until September 16, 2007, and the expiration date for the Contingent Warrants was extended until September 16, 2008.

      The Common Stock issued under the Offering and upon the exercise of the Warrants will be unregistered, will bear a restrictive legend and is subject to certain piggyback registration rights and demand registration rights.

      The proceeds of the Offering, $1,625,000, were used to satisfy the Registrant's obligation to retire its Class A Preferred Stock and for general working capital.

      (6)   TPA WARRANTS

      In accordance with the provisions of the First Amended Memorandum of Understanding (Sierra Kaolin(TM) Development), dated March 11, 2005, Tecumseh Professional Associates, Inc. ("TPA"), was granted the right to acquire warrants for 1,500,000 shares for $80,000 ("TPA Warrants"). The TPA Warrants have a term of three years with an expiration date of November 29, 2007, and an exercise price of $.50 per share.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006 AND 2005
================================================================================

NET INCOME (LOSS) PER SHARE

      Net income (loss) per share is computed in accordance with SFAS No. 128,"Earnings Per Share". Basic net income (loss) per share is calculated by dividing the net income (loss) available to common stockholders by the weighted average number of shares outstanding during the year. Diluted earnings per share reflects the potential dilution of securities that could share in earnings of an entity. In a loss year, dilutive common equivalent shares are excluded from the loss per share calculation as the effect would be anti-dilutive.

      For the years ended September 30, 2006 and 2005, options and warrants to purchase 14,222,305 and 10,919,579 shares of common stock, respectively were outstanding during the year but were not included in the computation of diluted earnings per share because the options would have an antidilutive effect on net loss per share. No other adjustments were made for purposes of per share calculations.

PAYMENT OF ACCRUED DIVIDENDS

      There were no cash dividend payments on either Series of Preferred Stock. A total of 17,937 shares of common stock were issued to the holders of the 8% Cumulative Convertible Preferred Stock (Series "B") issued in the acquisition of CAMI ("CAMI Preferred") in satisfaction of accrued dividends during fiscal 2006.

12.   INCOME TAXES

      At September 30, 2006, the Company has current federal taxes payable of $86,046 and no deferred taxes payable. The Company and its subsidiaries have significant tax losses to be applied against future income. The subsidiary Companies' tax filings show net operating losses to be applied against future taxable income in the amount of approximately $25 million to be utilized in various years through 2020. The tax benefit of these losses is estimated to be approximately $10 million. No potential benefit of these losses has been recognized in the accounts.

13.   EMPLOYMENT CONTRACTS AND COMMITMENTS

      a. On November 16, 2001, the Company entered into a Stock Purchase Agreement with SCOA ("SCOA SPA"). As a condition to the closing of the SCOA SPA, SCOA required that the Company enter into Key Man Employment Contracts ("Key Man Contracts") with Messrs. Robert E. Martin, Gary J. Novinskie and Dov Amir. The Key Man Contracts are for an initial three year term. The Key Man Contracts provide for acceleration of the vesting of incentive options should the Key Man be terminated prior to the expiration of the term of the Key Man Contracts. Each of Messrs. Novinskie and Amir was granted options for 500,000 shares of Company Common Stock while Mr. Martin was granted options for 1,000,000 shares of Common Stock. (See Note 11.) Mr. Martin resigned from the Company in 2005. Mr. Amir's contract expired in accordance with its terms on September 30, 2006. Mr. Novinskie's Employment Contract rolled over for an additional two years in accordance with its terms.

      b. Effective August 1, 2005, the Company entered into employment contracts with Mr. Stephan V. Benediktson, Chief Executive Officer of the Company, and Mr. Nathan Trynin, Vice Chairman of the Board of Directors and Executive Vice President, copies of which are set forth on Exhibits 10.41 and 10.42 as filed with the SEC on Form 8-K on or about September 15, 2005. Under the terms of their employment agreements neither party is entitled to a salary unless and until the Company raises a minimum of $1,000,000, exclusive of debt. Once the $1,000,000 or more is raised, Mr. Benediktson's salary will be $10,000 per month and Mr. Trynin's salary will be $5,000

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006 AND 2005
================================================================================

            per month. Each of Mr. Benediktson and Mr. Trynin were given the right to acquire stock of the Company at the average of the bid and ask closing price for the five trading days prior to the effective dates of their contracts. Each party exercised that right. The employment contracts also contain bonus provisions tied to the performance of the Company's stock. Mr. Benediktson and Mr. Trynin entered into Notes with the Company totaling $576,000 to cover their purchase of the stock offered by their Employment Agreements. The Notes are for five years and earn interest at the prime rate of interest charged from time to time by the PNC Bank, Philadelphia, Pennsylvania. The Company holds the stock as collateral for the notes. The stock will not be released to either Mr. Benediktson or Mr. Trynin unless and until their Notes are satisfied in full in accordance with their terms. Interest receivable on these notes totaled $49,556 at September 30, 2006.

            In accordance with the provisions of Paragraph 12 of Mr. Benediktson's and Mr. Trynin's employment agreements, each was entitled to receive a bonus based on the increase, if any, of the value of the Company's shares over the prior year. The bonus is computed using the formula set forth in Paragraph 12 (b) in their respective employment agreements. Based on the performance of the Company's stock between July 1, 2005, and June 30, 2006, Mr. Benediktson was entitled to a bonus of approximately $630,000 and Mr. Trynin was entitled to a bonus of approximately $320,000. The bonus, if any, to which Mr. Benediktson and Mr. Trynin are entitled, is to be placed in escrow for one year. At the end of the second year, another calculation shall be performed, using the formula set forth in Paragraph 12(b). If, as a result of the calculation in the second year a bonus is to be paid, then the amounts placed in escrow shall be released to Mr. Benediktson and Mr. Trynin and the new bonus amount, if any, shall be placed in escrow. This procedure shall be followed for each year in which Mr. Benediktson's and Mr. Trynin's employment agreements are in effect. Should an employment agreement not be renewed, then the employee shall be entitled to receive any amounts then held in escrow.

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

14.   LITIGATION SETTLEMENT AND PENDING LITIGATION

      a.    Erlich Litigation:
            On May 2, 2006, the Louis Erlich and Lydia O. Erlich Revocable Living Trust ("Erlich") filed an action to force payment of a Note from the Company dated February 1, 2000 ("Note"). The Note had no stated maturity date and earned interest at a rate of 9% per annum. Previously Mr. Erlich had commenced an action to force payment of the Note in February 2004, which action was dismissed. By Settlement Agreement, dated July 12, 2006, the Company agreed to settle the lawsuit and satisfy its obligation to Erlich under the Note, including all accrued and unpaid interest, by the payment of $75,000 on July 7, 2006, and payments of $35,000 on or before September 5, 2006, and $35,284 on or before December 5, 2006. All payments have been made and the case has been dismissed.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006 AND 2005
================================================================================

15.   ACQUISITIONS/MERGERS

      The Company conducted no acquisitions or mergers during Fiscal years 2006 and 2005.

16.   SUBSEQUENT EVENTS

      In October 2006, the Company concluded a Private Placement of 400,000 shares of its Common Stock at a price of $.51 per share. The proceeds of this offering, $204,500, will be used to commence the production and delivery of the Company's ZeoCast product under its joint venture with Zinkan Enterprises. Additionally, the Company's agreements with Tecumseh Professional Associates for the operating, mining and marketing of the Company's Sierra Kaolin(TM) has substantially reduced the Company's need for present and future operating capital.

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

      Effective July 1, 2003, the Company adopted the Statement as required for dealing with its Series A, 10% Cumulative Convertible Preferred Stock. This stock was retired in August 2005. (See Note 7(a) to the Company's Financial Statements.)

      In accordance with the requirements of SFAS No. 150, prior period amounts have not been reclassified to be in conformity with the current presentation.

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
                       SUPPLEMENTAL FINANCIAL INFORMATION


To the Board of Directors and
Stockholders of Daleco Resources Corporation


Our reports to the Board of Directors and Stockholders of Daleco Resources Corporation and subsidiaries dated January 10, 2007, relating to the consolidated basic financial statements of Daleco Resources Corporation and subsidiaries appears on page 39. Those audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The information on Schedules V and VI and the Supplemental Information (Unaudited) is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In our opinion, such financial statement schedules present fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered significant recurring net losses, and negative operating cash flow, which raises substantial doubt about its ability to continue as a going concern. If the Company is unable to continue as a going concern, there is uncertainty relative to full recoverability of its assets including Clean Age Minerals, Inc.'s acquisition of $20 Million. Management's plans regarding those matters are also described in Note 1 to the financial statements. The financial statements and this financial information do not include any adjustments that might result from the outcome of these uncertainties.


                                                /Vasquez & Company, LLP/
                                                --------------------------------
                                                Vasquez & Company, LLP
                                                Registered Accountants

January 10, 2007
Los Angles, California

DALECO RESOURCES CORPORATION
SCHEDULE V - OIL AND GAS PROPERTIES FOR THE YEAR ENDED SEPTEMBER 30, 2006
             (EXPRESSED IN THOUSANDS)
================================================================================

                                                       YEAR ENDED
                                                     SEPTEMBER 30
                                             ----------------------------
                                                  2006           2005
                                             ------------    ------------
                                                    ($000)          ($000)
COST
PROVEN LEASE ACREAGE
BALANCE - BEGINNING OF YEAR                  $      5,448    $      5,448
Additions                                               0               0
Disposal                                           (3,137)              0
                                             ------------    ------------
BALANCE - END OF YEAR                               2,311           5,448
                                             ------------    ------------

PROVEN UNDEVELOPED LEASE ACREAGE
BALANCE - BEGINNING OF YEAR                         1,746           1,746
Additions                                               0               0
Disposal                                           (1,164)              0
                                             ------------    ------------
BALANCE - END OF YEAR                                 582           1,746
                                             ------------    ------------

WELL COSTS
BALANCE BEGINNING OF YEAR                           5,432           5,432
Additions                                             136               0
Disposal                                           (3,137)              0
                                             ------------    ------------
BALANCE - END OF YEAR                               2,431           5,432
                                             ------------    ------------
TOTAL COST(1)                                $      5,324    $     12,626
                                             ============    ============

----------
1. Reflects costs of residual oil and gas assets at year end. The carrying value of the Company's share of divested properties was written off in prior periods.

DALECO RESOURCES CORPORATION
SCHEDULE VI -  ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF OIL AND
               GAS PROPERTIES
               YEARS ENDED SEPTEMBER 30, 2006 AND 2005
               (EXPRESSED IN THOUSANDS)
================================================================================

                                                         2006       2005
                                                        -------    -------
                                                          ($000)     ($000)
ACCUMULATED DEPRECIATION,DEPLETION AND AMORITAZATION:
PROVE LEASE ACREAGE
Balance - Beginning of Year                             $ 4,673    $ 4,343
Charge for the Year                                         155        330
Disposal                                                 (2,780)        --
                                                        -------    -------
BALANCE - END OF YEAR                                     2,048      4,673
                                                        -------    -------
PROVEN UNDEVELOPED LEASE ACREAGE
BALANCE BEGINNING OF YEAR                                 1,243      1,073
Charge for Year                                              57        170
Disposal                                                   (865)        --
                                                        -------    -------
BALANCE - END OF YEAR                                       435      1,243
                                                        -------    -------
WELL COSTS
BALANCE - BEGINNING OF YEAR                               2,592      2,492
Charge for Year                                             642        100
Disposal                                                 (1,579)        --
                                                        -------    -------
BALANCE - END OF YEAR                                     1,655      2,592
                                                        -------    -------
TOTAL ACCUMULATED DEPRECIATION, DEPLETION AND
AMORTIZATION                                            $ 4,138    $ 8,508
                                                        =======    =======

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

The following table shows the changes in the Company's proved oil and gas reserves for the year.

                              2006                     2005
                      ---------------------    ---------------------
                      CRUDE OIL     NATURAL    CRUDE OIL     NATURAL
                         AND          GAS          AND        GAS
                      CONDENSATE     (MMCF)    CONDENSATE    (MMCF)
                       (BARRELS)               (BARRELS)
--------------------- ----------    -------    ----------    -------
Proved Developed and
Undeveloped Reserves

Balance Beginning of
Year                     254,147      1,751       334,642      2,902

Acquisition
of Reserves               25,187        149            --         --

Disposition of
Reserves                      --         --            --         --

Revision of Previous
Estimates(1)            (166,650)    (1,069)      (66,702)    (1,055)

Production for Year      (12,330)      (113)      (13,793)       (96)
                      ----------    -------    ----------    -------
Balance - End of Year    100,354        718       254,147      1,751
                      ==========    =======    ==========    =======
Proved Developed
Reserves as at
September 30              23,288        480        51,521        583
                      ==========    =======    ==========    =======

----------
(1) During 2006, the Company satisfied its indebtedness to Sonata Investment Company, LTD. Consistent with the provisions of the Second Amended Loan, Sonata requested and was assigned sixty-six and two thirds percent (66 2/3%) of all of Tri-Coastal Energy, LP's oil and gas interests. The revision of previous estimate for 2006 includes a reduction of approximately 157,000 barrels of oil and 560 MMCF of gas attributable to such assignment.

MEASURE OF DISCOUNTED FUTURE NET CASH FLOW FROM ESTIMATED PRODUCTION PROVED OIL AND GAS RESERVES STANDARDIZED

      The standardized measure of discounted future net cash flows from estimated production of proven oil and gas reserves after income taxes is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities" (SFAS No.
69). In computing this data, assumptions other than those mandated by SFAS No. 69 could produce substantially different results. The Company cautions against viewing this information as a forecast of future economic conditions or revenues.

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

STANDARDIZED MEASURE OF DISCOUNTED NET CASH INFLOWS AS AT SEPTEMBER 30, 2006 AND 2005:

                                                       2006           2005
                                                     -----------    -----------
      Future cash inflows                            $10,245,298    $39,575,011
      Future production costs                         (2,726,390)    (8,739,244)
      Future development costs                        (2,738,700)    (9,845,600)
      Future income tax expense*                               0              0
                                                              --             --
                                         Subtotal      4,780,208     20,990,167
      Discount factor at 10%                           1,862,146      6,325,035
                                                     -----------    -----------
      Standardized Measure of Future Net Cash Flows  $ 2,918,062    $14,665,132
                                                     ===========    ===========

----------
* The Company presently has approximately $25 million of loss carry forwards. Based on these carry forwards no future taxes payable have been included in the determination of future new cash inflows. Future head office general and administrative expenses have been excluded from the cash flows.

SUMMARY OF CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS.

                                                         2006           2005
                                                     -----------    -----------
      BALANCE - BEGINNING OF YEAR                    $14,665,132    $10,915,400
      Increase (decrease) in future    net
      cash flows:
      Sales for the year net of                         (768,055)      (845,839)
             Related production costs

      Acquisition of reserves in place                   135,518             --
      Changes in estimated future
      development costs                                5,206,963     (3,310,978)

      Changes in sales and transfer prices
      net of production costs related to
      future production                              (10,154,128)    17,806,558

      Change due to revision in quantity
      estimates and other(1)                          (7,633,881)   (10,991,549)

      Extensions and discoveries                              --             ---
         net of related costs
      Accretion of discount                            1,466,513      1,091,540
                                                     -----------    -----------
      BALANCE - END OF YEAR                          $ 2,918,062    $14,665,132
                                                     ===========    ===========

----------
(1) During 2006, the Company satisfied its indebtedness to Sonata Investment Company, LTD. Consistent with the provisions of the Second Amended Loan, Sonata requested and was assigned sixty-six and two thirds percent (66 2/3%) of all of Tri-Coastal Energy, LP's oil and gas interests. The change due to revision in quantity estimates amounts to a reduction of $3,100,000 attributable to such assignment,.

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

      Subsequent to Mr. Shapiro's resignation, the Company was advised that Mr. Shapiro's registration/qualification under PCAOB, as required by the Sarbanes-Oxley Act of 2002, as amended, had expired prior to his issuance of his audit letter incorporated in the Company's Annual Report on Form 10-KSB for Fiscal year 2003. Therefore, the Company was required to have its new auditor conduct an audit of the Company for Fiscal years 2003 and 2004. Mr. Shapiro agreed to and did fully cooperate with Vasquez & Company, LLP, in its audit of the Company.

      The Company had no disagreements with its prior auditor, Jay J. Shapiro, and has had no disagreements with its current Independent Registered Public Accounting Firm, Vasquez & Company, LLP.

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

      Oil and gas properties - The Company follows the successful efforts method of accounting for the costs of exploration and development activities. Costs of successful exploration wells, development wells, and direct acquisition costs of developed and undeveloped leases containing proved reserves are capitalized and amortized on a unit-of-production method over the life of the related reserves. Costs of exploratory wells found to be dry are expensed. Support equipment and other property and equipment recorded at cost are amortized using the straight line method over their estimated useful lives. All oil and gas revenues are recorded for the corresponding production month in the month the actual receipts are received in accordance with the practices typical for the industry. Lease operating costs are recorded for the month the obligations were incurred in the month the invoices are received in accordance with the practices typical for the industry.

      Mineral properties - The Company has recorded the acquisition of Clean Age Minerals, Inc., and associated minerals rights at cost. The Company has begun to amortize its mineral properties at a nominal amortization rate of $200,000 per year subject to higher adjustments per year as production increases. The Company is utilizing a modified unit of production basis in determining its amortization rates for its mineral properties.

      Timber rights - The Company has recorded the acquisition of timber rights at cost. The Company has completely written down the costs of the timber rights acquisition.

RECENT ACCOUNTING PRONOUNCEMENTS

      In October 2006, the Emerging Issues Task Force ("EITF") issued EITF 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation)" to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to EITF 06-3 are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006 (the first quarter of the Company's fiscal year 2007). The Company does not expect the adoption of EITF 06-3 to have a material impact on our results of operations, financial position or cash flow.

      In September 2006, the United States Securities and Exchange Commission
(SEC) issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects on each of the company's balance sheets, statements of operations and related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company is currently evaluating the impact SAB 108 may have on its results of operations and financial condition.

      In September 2006, the FASB issued SFAS No. 158, "Employer's accounting for Defined Benefit Pension and Other Post Retirement Plans". SFAS No. 158 requires employers to recognize in its statement of financial position an asset or liability based on the retirement plan's over or under funded status. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company is currently evaluating the effect that the application of SFAS No. 158 will have on its results of operations and financial condition.

      In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Issues No. 157, "Fair Value Measurements" ("SFAS 157"), which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is encouraged, provided that the Company has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company is currently evaluating the impact SFAS 157 may have on its financial condition or results of operations.

      In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN
48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact FIN 48 may have on its financial condition or results of operations.

      In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" ("SFAS NO. 156"), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement
(1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity's exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. This Statement does not affect the Company's financial statements.

      In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which amends SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. This Statement does not affect the Company's financial statements.

      In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP 115-1 and 124-1"), which clarifies when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of the other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 and 124-1 are effective for all reporting periods beginning after December 15, 2005. The Company does not anticipate that the implementation of these statements will have a significant impact on its financial position, results of operations or cash flows.

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"). SFAS No. 154 is a replacement of Accounting Principles Board Opinion No. 20 and SFAS No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS No 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that it will have a material impact on its financial position, results of operations or cash flows.

      In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions." The amendments made by Statement 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The FASB believes that exception required that some non-monetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes this statement produces financial reporting that more faithfully represents the economics of the transactions. SFAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS 153 shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4". The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. This Statement does not affect the Company's financial statements.


ITEM 8(A).  Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

      The Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) and 15d-15(e) as of the end of the period September 30, 2006, have concluded that its disclosure controls and procedures are effective to reasonably ensure that material information required to be disclosed by the company in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commissions' Rules and Forms and that such information is accumulated and communicated to Management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

      The Chief Executive Officer and Chief Financial Officer confirm that the review of the Controls and Procedures was conducted at September 30, 2006.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

      There were no changes made during the most recently completed fiscal year in the internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

      On September 30, 2006, the Company had seven (7) employees. All day-to-day financial matters are overseen by the President/CFO and Controller, with oversight by the Chief Executive Officer and Board of Directors. All contracting by the Company, for other than everyday items, is done with the approval the Executive Committee of the Board of Directors or the entire Board of Directors.

      In light of the size of the Company, its limited cash flow and the transparency of its actions, the Company has instituted a limited number of formal Controls and Procedures, in addition to other than those recommended by the Company's auditors or required under the Sarbanes Oxley Act of 2002 related to the composition of its Board of Directors and the establishment of various Board Committees. These policies include an Employee Manual outlining procedures relating but not limited to employee dispute resolution and issues related to "controlled substances" and policies in handling the recordation and transfer of funds.

      Under its retention letter with its auditors, Vasquez & Company, LLP, will be involved in a review of the Company's reports on Form 10-QSB.

      Any problem which cannot be resolved internally or which an employee does not desire to discuss with a superior may be discussed with counsel or an independent member of the Board of Directors.

Disclosure Controls.

      The Company carried out its annual evaluation, initially under the supervision of its President/Chief Financial Officer and Chief Executive Officer and subsequently by the Board of Directors and the Audit Committee of the Board of Directors, to determine the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities and Exchange Act of 1934, as Amended ("'34 Act"). Based on those evaluations, the Company has concluded that the Company's disclosure controls and procedures were effective as of September 30, 2006, and the date of this Annual Report to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted by the Company under the '34 Act is recorded, processed, summarized, and reported within the time periods specified in the rules, regulations and forms promulgated by the Securities and Exchange Commission and to provide reasonable assurance that information required to be disclosed by the Company is accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding disclosure. No changes were made by the Company in its internal controls over financial reporting during the fiscal year ended September 30, 2006.

      The Chief Financial Officer and the Chief Executive Officer, with the assistance of the Audit Committee and the Company's Independent Accountants, have established, consistent with the provisions of Rule 13a-15(f) and Rule 15d-15 of the '34 Act, a procedure and check list for the filing of all information and reports required by the Securities and Exchange Act of 1934, as amended and the Sarbanes-Oxley Act ("SOX"). Since the Company employs only eight people, as of the filing date, the responsibility for reporting and filing reports falls on the shoulders of the Company's President/Chief Financial Officer and its Chief Executive Officer. In addition to the mandatory filing requirements established by the Securities and Exchange Commission, OTC:BB (the exchange on which the Registrant's stock is traded) and SOX, the Registrant has taken the position that any transaction that could impact the value of the Company or the Company's stock by five percent or greater requires disclosure. All press releases are published by the Company only after submittal to the Board of Directors and counsel for review, comment and approval.

      The Company's Internal Controls over financial reporting and record maintenance has been developed by the Company in conjunction with the Company's accountants as approved by the Board of Directors. These procedures for the detailed and accurate recordation of all transactions in which the Company is involved and the disposition of assets. They provide reasonable assurance that the transactions recorded permit the accurate preparation of financial statements in accordance with generally accepted accounting principals and that receipts and expenditures of the Company are being made only in accordance with authorization of management. The Controls provide reasonable assurances regarding the prevention and timely detection of unauthorized use of Company assets and acquisition or disposition of the Company's assets that could have a material effect on the Company's financial statements.

      The Company's Board of Directors, Audit Committee and Chief Financial Officer have evaluated the Company's disclosure controls and procedures and believe that they are sound. However, the Company is always evaluating its disclosure controls and procedures to ensure that its financial statements are always presented in a clear, concise and accurate manner. To achieve that result, the Company: (1) has expanded its internal accounting staff by adding a controller; and (2) when confronted with an accounting presentation of a complex transaction, has sought the opinion of additional financial reporting advisory firms, and, (3) to the extent permissible and permitted by regulation and law, will seek guidance from the Division of Corporate Finance of the Securities and Exchange Commission regarding the applicable accounting principals and presentation in question.

CODE OF ETHICS.

      The Board of Directors of the Company has adopted a Code of Ethics for all of the Company's employees, officers and directors, a copy of which is attached hereto as Exhibit 14.1. Each officer and Director of the Company annually affirms that he has read the Company's Code of Ethics and agrees to be bound thereby.

ITEM 8(B).

      None.

                                    PART III

ITEMS INCLUDED IN PART III OTHER THAN ITEMS 13 AND 14 BELOW ARE CONTAINED IN THE COMPANY'S PROXY STATEMENT AND INCORPORATED HEREIN BY REFERENCE.

ITEM 13. EXHIBITS AND REPORTS ON FORM 10-KSB

      (A)   The following exhibits are filed as part of this report:

                         EXHIBIT NUMBER AND DESCRIPTION


EXHIBIT NO.   DESCRIPTION                                          LOCATION
----------    -------------------------------------------------    -----------------------------------------------
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
                                                                   December 30, 1997


EXHIBIT NO.   DESCRIPTION                                          LOCATION
----------    -------------------------------------------------    -----------------------------------------------
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


EXHIBIT NO.   DESCRIPTION                                          LOCATION
----------    -------------------------------------------------    -----------------------------------------------
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


EXHIBIT NO.   DESCRIPTION                                          LOCATION
----------    -------------------------------------------------    -----------------------------------------------
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


EXHIBIT NO.   DESCRIPTION                                          LOCATION
----------    -------------------------------------------------    -----------------------------------------------
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

10.39         Market and Product Development Agreement             Incorporated by Reference to Exhibit 10.39 to the
                                                                   Company's Form 8-K as filed with the SEC on
                                                                   February 28, 2005.


EXHIBIT NO.   DESCRIPTION                                          LOCATION
----------    -------------------------------------------------    -----------------------------------------------
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

10.42         Employment Agreement of Nathan Trynin                Incorporated by reference to Exhibit 10.42 to the
                                                                   Company's Form 8-K as filed with the SEC on
                                                                   September 15, 2005.

10.43         Market and Product Development Agreement             Incorporated by reference to Exhibit 10.39 (sic)
                                                                   to the Company's Form 8-K filed with the SEC on
                                                                   March 1, 2005.

10.44         Employment Agreement of Richard Thibault             Incorporated by reference to Exhibit 10.44 to the
                                                                   Company's Form 8-K filed with the SEC on March
                                                                   10, 2006.

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


EXHIBIT NO.   DESCRIPTION                                          LOCATION
----------    -------------------------------------------------    -----------------------------------------------
22.           Published report regarding matters submitted to      Incorporated by reference to Item 4 of
              vote of security holders                             Registrant's report on Form 10-QSB for the
                                                                   period ending March 31, 2006, dated May 18, 2006.

23.1          Consent of Experts                                   Consent of Denali Enterprises attached to the
                                                                   Company's Annual Report on Form 10-KSB for the
                                                                   fiscal year ending September 30, 2005.

23.2          Consent of Expert                                    Consent of Hall Energy, dated November 24, 2006,
                                                                   attached to the Company's Annual Report on Form
                                                                   10-KSB for the fiscal year ending September 30,
                                                                   2006.

23.3          Consent of Expert                                    Consent of  Netherland,  Sewell & Associates,
                                                                   Inc., dated December 15, 2006,  attached to the
                                                                   Company's Annual Report on Form 10-KSB for the
                                                                   Fiscal year ending September 30, 2006.

23.4          Consent of Expert                                    Consent of Hains Technology Associates dated
                                                                   December 11, 2006, attached to the Company's
                                                                   Annual Report on Form 10-KSB for the fiscal year
                                                                   ending September 30, 2006

31.1          Certification                                        Certification of Gary J. Novinskie, President and
                                                                   Chief Financial Officer

31.2          Certification                                        Certification of Stephan V. Benediktson, Chairman
                                                                   of the Board Of Directors and Chief Executive
                                                                   Officer

32.1          Certification                                        Certification of Stephan V. Benediktson, Chairman
                                                                   of the Board Of Directors and Chief Executive
                                                                   Officer

32.2          Certification                                        Certification of Gary J. Novinskie, President and
                                                                   Chief Financial Officer

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

      The Company currently consults with its Directors and/or Executive Committee of the Board of Directors and outside counsel regarding all potential disclosures before making any disclosure to third parties. The Company has not changed its internal controls. Since at the end of the Company's Fiscal year, September 30, 2006, the Company only had seven employees, the Company's internal controls are easily implemented and overseen.

      On December 2, 2005, the Company agreed to restate its financial reports. The Company believes that this restatement was not due to any defect in the effectiveness of the Company's controls and procedures. The Company has in the past referred and will continue to refer any issue regarding the proper presentation of its financial statements to its independent accountants. The accounting issue in question which, under the agreement with the SEC, precipitated the Company's restating its financials for the fiscal quarter ended June 30, 2005, dealing with the treatment of the stock received by the Company in the transaction with Ostara Corporation. (See Footnote 6) to the Company's financial statements included in this Form 10-QSB.) The Company believed that its presentation clearly and accurately represented the transaction in that the Company was prohibited from selling or transferring the shares of Ostara stock it received in the transaction as of January 13, 2005. Since approximately two million (2,000,000) of the three million (3,000,000) shares of Ostara stock received were by contract to be distributed to the shareholders of the Company and the issuance and distribution of those shares was solely in the hands of Ostara, the Company and its independent accountants believed that by accounting for those shares on its financial statements the Company would be misleading anyone who reviewed the Company's quarterly financial statements as to the true value of the Company. Likewise, since the approximately one million (1,000,000) shares of Ostara stock received by the Company in the third quarter of the Company's fiscal year ended September 30, 2005, could not be sold until after April 1, 2006, the Company has accounted for those shares based on the market value of the Ostara stock would also be misleading. Finally, the Company believed that any value given to the Warrants attached to the Ostara shares should also not be valued until the value of the Ostara shares approximated the exercise price of the warrant. The SEC disagreed with this accounting treatment. Based upon its discussions with the Staff of the SEC and the Company's independent accountants, the Company agreed to restate its financial statements to reflect the presentation sought by the SEC. In the future, when confronted with a unique accounting presentation, the Company will seek guidance from the Staff of the Securities and Exchange Commission regarding any unique accounting principal or presentation.

                                    SIGNATURES

      In accordance with Section 13 or 125(d) of the exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          DALECO RESOURCES CORPORATION


Dated:  January 12, 2007                 By:  /s/ Gary J. Novinskie
                                              ----------------------------------
                                              Gary J. Novinskie, President and
                                              Chief Financial Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: January 12, 2007                  By:  /s/ Stephan V. Benediktson
                                              ----------------------------------
                                              Stephan V. Benediktson, Chairman
                                              of the Board of Directors
                                              and Chief Executive Officer

Dated: January 12, 2007                  By:  /s/ Nathan K Trynin
                                              ----------------------------------
                                              Nathan K. Trynin, Vice Chairman of
                                              the Board of Directors

Dated: January 12, 2007                  By:  /s/ Dov Amir
                                              ----------------------------------
                                              Dov Amir, Director

Dated: January 12, 2007                  By:  /s/ John Gilbert
                                              ----------------------------------
                                              John Gilbert, Director

Dated: January 12, 2007                  By:  /s/ William Pipkin
                                              ----------------------------------
                                              William Pipkin, Director

Dated: January 12, 2007                  By:  /s/ Charles T. Maxwell
                                              ----------------------------------
                                              Charles T. Maxwell, Director