Form 10QSB
period 2006-12-31
DALECO RESOURCES CORP
filed 2007-02-14
CIK 746967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 0-12214

DALECO RESOURCES CORPORATION
(exact name of small business issue as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	23-2860734 (IRS Employer Identification No.)

17 Wilmont Mews, 5th Floor West Chester, Pennsylvania 19382 (Address of principal executive offices)	(610) 429-0181 (Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date:

Number of shares outstanding of the issuer's Common Stock as of January 31, 2007: 42,354,676

Number of shares outstanding of the issuer’s Series A Preferred Stock as of January 31, 2007: 0

Number of shares outstanding of the issuer’s Series B Preferred Stock as of January 31, 2007: 145,000

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31 2006	September 30 2006
ASSETS	(unaudited)
Current Assets:
Cash and Equivalents	$374,572	$463,842
Accounts Receivable - net of allowance for doubtful accounts of $150,000	517,797	394,323
Other Current Assets	6,700	8,813
Total Current Assets	899,069	866,978
Other Assets:
Equity Placement Costs	35,750	35,750
Accumulated Amortization of Equity Placement Costs	(16,111)	(13,282)
Net Equity Placement Costs	19,639	22,468
Securities Available for Future Sale	19,001	38,001
Prepaid Mineral Royalties – Long-term	749,835	719,835
Notes Receivable	576,000	576,000
Interest Receivable	61,533	49,556
Total Other Assets	1,426,008	1,405,860
Fixed Assets:
Oil and Gas Properties	5,346,966	5,324,222
Accumulated Depreciation, Depletion and Amortization	(4,194,992)	(4,138,292)
Net Oil and Gas Properties	1,151,974	1,185,930
Mineral Properties	12,609,100	12,609,100
Accumulated Depreciation, Depletion and Amortization	650,000	(600,000)
Net Mineral Properties	11,959,100	12,009,100
Technology and Patent Rights	6,594,500	6,594,500
Accumulated Amortization	(3,611,623	(3,467,260)
Net Technology and Patent Rights	2,982,877	3,127,240
Equipment, Furniture and Fixtures	191,151	162,708
Accumulated Depreciation	(158,624)	(156,782)
Net Equipment, Furniture and Fixtures	32,527	5,926
Total Fixed Assets	16,126,478	16,328,196
TOTAL ASSETS	$18,451,555	$18,601,034

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31 2006	September 30 2006
LIABILITIES AND SHAREHOLDERS’ EQUITY	(unaudited)
Current Liabilities:
Accounts Payable	$1,392,319	$1,142,398
Federal Income Taxes Payable	86,046	86,046
Note Payable	0	35,284
Note Payable – Related Party	45,485	45,485
EV&T Note – Current Portion	156,000	156,000
Note Payable – First Regional	100,000	100,000
CAMI Note	514,881	514,881
Accrued Interest Expense	430,470	420,172
Accrued Dividends Payable	1,602,915	1,802,915
Accrued Expense Reimbursements	62,930	100,446
Accrued Bonus Expense	80,000	0
Accrued Salary Expense	900,951	904,267
Total Current Liabilities	5,371,997	5,307,894
Long-term Liabilities:
Long-term Debt - EV&T	468,414	496,524
TOTAL LIABILITIES	5,840,411	5,804,418

SHAREHOLDERS’ EQUITY:
Preferred Stock – 20,000,000 shares authorized
Series B Preferred Stock (outstanding: December 31, 2006 - 145,000 shares; September 30, 2006 – 165,000 shares)	1,450	1,650
Common Stock – 100,000,000 shares authorized (outstanding: December 31, 2006 – 42,354,676 shares; September 30, 2006 – 41,423,635 shares)	423,547	414,236
Additional Paid in Capital	44,359,401	43,759,251
Retained Earnings (Deficit)	(32,007,625)	(31,231,893)
Accumulated Other Comprehensive Income (Loss)	(165,629)	(146,629)
TOTAL SHAREHOLDERS’ EQUITY	12,611,144	12,796,616

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,451,555	$18,601,034

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005
(UNAUDITED)

	2006	2005
Revenues:
Oil and Gas Sales	$213,039	$411,343
Royalty Receipts	10,800	19,236
Mineral Sales	5,700	8,336
Well Management Revenue	63,878	40,006
Total Operating Revenues	293,417	478,921
Expenses:
Lease Operating Expenses - Oil and Gas	155,699	122,191
Lease Operating Expenses - Minerals	15,536	9,583
Production and Severance Taxes	18,227	33,646
Depreciation, Depletion and Amortization	252,905	348,005
Third Party Distributions	4,456	27,636
Stock Based Compensation Expense	139,000	0
Bonus Expense	80,000	0
General and Administrative Expenses	255,128	202,392
Legal and Professional Fees and Expenses	135,323	75,063
Shareholder Information Expenses	3,213	6,898
Amortization of Debt Placement Costs	0	31,164
Amortization of Equity Placement Costs	2,829	2,470
Total Expenses	1,062,316	859,048
Other Income (Expense):
Interest Income	12,649	0
Interest Expense	(19,482)	(31,491)
Cost of Other Services Performed	0	(311,400)
Total Other Income (Expense), Net	(6,833)	(342,891)
Income (Loss) Before Income Taxes	(775,732)	(723,018)
Taxes based on Income	0	0
Net Income (Loss)	(775,732)	(723,018)
Less Dividends (Property)	0	0
Net Income (Loss) Attributable to Common Shareholders	$(775,732)	$(723,018)
Basic and Fully Diluted Net Income (Loss) per Share (based on weighted-average outstanding Common Stock of 41,973,216 and 40,396,601 for the three months ended December 31, 2006 and 2005, respectively)	$(0.02)	$(0.02)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005
(UNAUDITED)

	2006	2005
Cash Flows From Operating Activities:
Net Income (Loss)	$(775,732)	$(723,018)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Depreciation, Depletion and Amortization	252,905	348,005
Amortization of Debt and Equity Placement Costs	2,829	33,634
Bonus Expense	80,000	0
Stock Based Compensation Expense	139,000	0
Non-cash Charge for Issuance of Securities	0	311,400
Changes in operating assets and liabilities:
Other Current Assets	2,113	0
Pre-paid Royalties	(30,000)	0
Receivables	(135,451)	84,076
Accounts Payable	249,921	271,794
Other Accrued Expenses	(40,832)	(16,746)
Net Cash Provided by (Used in) Operating Activities	(255,247)	309,145
Cash Flows From Investing Activities:
Additions to Property	(51,187)	(20,000)
Net Cash Used in Investing Activities	(51,187)	(20,000)
Cash Flows From Financing Activities:
Increase (decrease) in Notes due Related Parties	0	(25,000)
Increase (decrease) in Other Notes Due and Debt	(63,394)	(155,489)
Increase (decrease) in Accrued Interest	10,298	700
Proceeds of Equity Issuances	270,260	25,000
Net Cash Provided by (Used in) Financing Activities	217,164	(154,789)
Net Change in Cash and Equivalents	(89,270)	134,356
Cash and Equivalents at Beginning of year	463,842	1,550,962
Cash and Equivalents at End of Period	$374,572	$1,685,318

Supplemental Information:
Income Taxes Paid	$0	$0
Interest Paid	$9,184	$30,791
Supplemental Disclosure of Non-cash Transactions:
Conversion of Debt to Equity	$0	$25,000
Issuance of Common Stock for Services Performed	$0	$311,400
Payment of Dividends in-kind	$200,000	$0

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005
(UNAUDITED)

	2006	2005
Common Stock Outstanding:
Shares:
Beginning of Period	41,423,635	40,343,043
Issued	931,041	645,455
Cancelled	0	0
End of Period	42,354,676	40,988,498
Value at Par ($.01/Share)	$423,547	$409,885

Preferred Stock Outstanding:
Shares of Series “B”:
Beginning of Period	165,000	185,000
Issued	0	0
Converted to Common	20,000	0
Cancelled	0	0
End of Period	145,000	185,000
Preferred Stock - Value at Par ($.01/Share)	$1,450	$1,850

Additional Paid in Capital:
Beginning of Period	$43,759,251	$42,415,834
Equity Issuances	270,260	329,954
Stock Based Compensation	139,000	0
Preferred Excess Amount	190,890	0
End of Period	$44,359,401	$42,745,788

Accumulated Retained Earnings (Deficit):
Beginning of Period	$(31,231,893)	$(25,062,929)
Income (Loss) for the Period	(775,732)	(723,018)
End of Period	$(32,007,625)	$(25,785,947)

Accumulated Other Comprehensive Income (Loss):
Beginning of Period	$(146,629)	$(25,617)
Other Comprehensive Loss for the Period	(19,000)	(43,421)
End of Period	$(165,629)	$(69,038)

Total Equity:
Beginning of Period	$12,796,616	$17,732,568
End of Period	12,611,144	17,302,638
Change in Equity for the Period	$(185,470)	$(429,930)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Continued Operations

The financial statements have been prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. For the fiscal quarter ended December 31, 2006, the Company incurred a net loss of $775,732. The ability of the Company to meet its total liabilities of $5,840,410 and to continue as a going concern is dependent upon the availability of future funding, achieving profitability within its mineral segment and ongoing profitability within its oil and gas operations.

The Company will continue to research and entertain project specific funding commitments and other capital funding alternatives if and as they become available.

As of December 31, 2006, the Company and certain of its subsidiaries were in default of certain debt obligations. The holders of these instruments are working with the Company to achieve the ultimate extinguishment of the obligations.

2. Summary of Significant Accounting Policies

Basis of Presentation

The interim consolidated financial statements are unaudited but, in our opinion, reflect all adjustments necessary for a fair presentation of the results of operations and financial position for such periods. All such adjustments reflected in the interim consolidated financial statements are considered to be of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2006. Unless otherwise noted, references to “year” pertain to the Company’s fiscal year, which begins on October 1 and ends on September 30; for example, 2007 refers to fiscal 2007, which is the period from October 1, 2006, to September 30, 2007.

Significant Accounting Policies

There were no changes to the Company’s Significant Accounting Policies from those disclosed in our Annual Report on Form 10-KSB for the year ended September 30, 2006.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. Capital Stock

Common Stock

Common Shares
Balance as of September 30, 2006	41,423,635
Issued Pursuant to a Private Placement (1)	400,000
Issued upon conversion of Series B Preferred Stock (2)	160,000
Issued for payment of dividends on Series B Preferred Stock(2)	160,000
Issued to Terra Silex (3)	200,241
Issued for payment of certain debt (4)	10,800
Balance as of December 31, 2006	42,354,676

Series B Preferred Stock

Preferred Shares
Balance as of September 30, 2006	165,000
Conversion of Series B Preferred Stock to Common Stock (2)	(20,000)
Balance as of December 31, 2006	145.000

(1)	In October 2006, the Company concluded a Private Placement of 400,000 shares of Common Stock at a price of $0.51 per share.

(2)
In November 2006, 20,000 shares of Series B Preferred Stock were converted to 160,000 shares of Common Stock and 160,000 shares of Common Stock were issued in payment of accrued but unpaid dividends due on the Series B Preferred Stock.

(3)
In December 2006, the Company issued 200,241 shares of Common Stock at a price of $0.25 per share to Terra Silex Holdings, LLC, pursuant to the anti-dilution provision of the Stock Purchase Agreement dated September 20, 2001. See Exhibit 10.13 to the Annual Report on Form 10-KSB for the year ended September 30, 2006.

(4)	In November 2006, the Company issued 10,800 shares of Common Stock in payment of certain debt owed to a previous director of the Company.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options and Warrants

The Company has granted the following options and warrants to purchase Common Stock as of December 31, 2006:

	Number of Options/Warrants	Weighted Average Price per Share
Options and Warrants Outstanding at September 30, 2006	14,222,305	$1.05
Stock Options Granted (1)	200,000
Options and Warrants Outstanding at December 31, 2006	14,422,305	$1.05

(1)	In October 2006, Mr. Blackstone was granted an option for 200,000 shares of Common Stock under his employment agreement.

Summarized information relating to the stock options to purchase Common Stock outstanding as of December 31, 2006, is as follows:

Exercise price	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Options Exercisable	Weighted Average Exercise Price
$0.43-$1.08	4,600,000	$0.71	2.71	3,025,000	$0.85

Stock Based Compensation

An option for 200,000 shares of Common Stock was granted during the period from October 1 through December 31, 2006 (see Employment Contracts and Commitments below). There are options for 4,600,000 shares of Common Stock outstanding as of December 31, 2006, of which 3,450,000 are held by current officers, Directors and employees of the Company (“Insiders”). The exercise prices for the options held by Insiders range from $0.43 per share to $0.85 per share.

In accordance with the provisions of SFAS 123(R), the Company has recorded stock based compensation expense of $139,000 for the three months ended December 31, 2006. The stock based compensation expense is based on the fair value of the options at the grant date. The fair value of the options was estimated using the Black-Scholes option-pricing model with the following assumptions: risk free interest rates between 3.14% and 4.72%; expected life of three to seven years; and expected volatility between 122% and 184%.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Income (Loss) Per Share

Net income (loss) per share is computed in accordance with SFAS No. 128, "Earnings Per Share". Basic net income (loss) per share is calculated by dividing the net income (loss) attributable to common shareholders by the weighted average number of shares outstanding during the period. Fully diluted earnings per share reflect the potential dilution of securities that could share in earnings of an entity. In a loss year, dilutive common equivalent shares are excluded from the loss per share calculation as the effect would be anti-dilutive.

For the three months ended December 31, 2006, options and warrants to purchase 14,422,305 shares of Common Stock were outstanding during the period but were not included in the computation of diluted earnings per share because the options would have an anti-dilutive effect on net loss per share. No other adjustments were made for purposes of per share calculations.

Payment of Accrued Dividends

There were no cash dividend payments on the Series B Preferred Stock during the three months ended December 31, 2006. A total of 160,000 shares of Common Stock were issued during the period October 1 through December 31, 2006 to a holder of the Series B Preferred Stock in satisfaction of accrued dividends.

4. Employment Contracts and Commitments

Effective August 10, 2005 (“Effective Date”), the Company entered into employment contracts with Mr. Stephan V. Benediktson, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Mr. Nathan Trynin, Vice Chairman of the Board of Directors and Executive Vice President. The employment contracts contain bonus provisions tied to the performance of the Company's Common Stock. At December 31, 2006, the aggregate adjusted value of such bonuses as of the Effective Date approximated $320,000. Accordingly, the Company recognized $80,000 of bonus expense during the three months ended December 31, 2006.

In October 2006, the Company entered into an Employment Agreement with Richard W. Blackstone. Mr. Blackstone joined the Company as the Secretary and Controller. Under the terms of the Agreement, in addition to his base salary, Mr. Blackstone was granted an option for 200,000 shares of Common Stock at an exercise price equal to the then market price of the Company’s Common Stock.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In October 2006, Mr. Amir and the Company entered into a Separation Agreement providing for Mr. Amir to receive $100,000 annually for three years (“Term”), $50,000 of which will be deemed salary with the remaining $50,000 reducing the debts owed to Mr. Amir (“Amir Debt”). Should the Amir Debt not be satisfied after the expiration of the Term, the Company shall continue the $100,000 annual payment, all of which shall be allocated to the payment of the Amir Debt until the Amir Debt is fully satisfied. The Company reserves the right to prepay the outstanding Amir Debt in full at any time. Upon satisfaction of the Amir Debt in full, all payments to Mr. Amir under the Separation Agreement will cease.

5.	Litigation Settlement and Pending Litigation

In May 2006, the Louis Erlich and Lydia O. Erlich Revocable Living Trust (“Erlich”) filed an action to force payment of a Note from the Company dated February 1, 2000 (“Note”). The Note had no stated maturity date and earned interest at a rate of 9% per annum. By Settlement Agreement, dated July 12, 2006, the Company agreed to settle the lawsuit and satisfy its obligation to Erlich under the Note, including all accrued and unpaid interest, by the payment of $75,000 on July 7, 2006, and payments of $35,000 on or before September 5, 2006, and $35,284 on or before December 5, 2006. All payments have been made and the case has been dismissed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-QSB contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

The following discussion is intended to inform existing and potential security holders generally of some of the risks and uncertainties that can affect the Company and to take advantage of the “safe harbor” protection for forward-looking statements afforded under Federal securities laws. From time to time, management or persons acting on the Company’s behalf make forward-looking statements to inform existing and potential security holders about the Company. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “plan” or other words that convey the uncertainty of future events or outcomes.

Except for statements of historical or present facts, all other statements contained in this report are forward-looking statements. The forward-looking statements may appear in a number of places and include statements with respect to, among other things: business objectives and strategic plans; operating strategies; acquisition strategies; drilling of wells; oil and gas reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues); estimates of future production of oil, natural gas and minerals; expected results or benefits associated with recent acquisitions; marketing of oil, gas and minerals; expected future revenues and earnings, and results of operations; future capital, development and exploration expenditures; expectations regarding cash flow and future borrowings sufficient to fund ongoing operations and debt service, capital expenditures and working capital requirements; nonpayment of dividends; expectations regarding competition; impact of the adoption of new accounting standards and the Company’s financial and accounting systems; and effectiveness of the Company’s control over financial reporting.

These statements by their very nature are subject to certain risks, uncertainties and assumptions and will be influenced by various factors. Should any of the assumptions underlying a forward-looking statement prove incorrect, actual results could vary substantially.

The factors described under “Risk Factors” in the Company’s Annual Report on Form 10-KSB for the period ending September 30 of each year could cause actual results to differ materially from those expressed in forward-looking statements, including, without limitation, the following:

•	volatility of the market price for both crude oil and natural gas;

•	volatility of the market price for the Company’s minerals;

•	market capacity and demand for the Company’s minerals;

•	the timing, effects and success of the Company’s acquisitions, exploration and development activities;

•	the timing, quantity and marketability of production;

•	effectiveness of management’s strategies and decisions;

•	competition;

•	changes in the legal and/or regulatory environment and/or changes in accounting standards;

•	policies and practices or related interpretations by auditors and/or regulatory agencies;

•	climatic conditions; and

•	unanticipated problems, issues or events.

Many, if not all, of these factors are beyond the Company’s control and are impossible to predict. These factors are not intended to represent an exhaustive list of the general or specific facts or factors that may affect the Company.

All forward-looking statements speak only as of the date made. All subsequent forward-looking statements are expressly qualified in their entirety by the cautionary statements above. Except as may be required by law, the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the forward-looking statement is made or to reflect the occurrence (or non-occurrence) of anticipated or unanticipated events or circumstances.

Results of Operations:

Quarter ended December 31, 2006, compared to quarter ended December 31, 2005:

	2006	2005

Net Income (Loss)	$(775,732)	$(723,018)
Revenues	$293,417	$478,921

Production and Cost Information (Oil and Gas Production):
	2006	2005
Production:
Oil (Bbl)	1,179	3,213
Gas (Mcf)	21,074	26,152
Average price:
Oil (per Bbl)	$58.17	$63.98
Gas (per Mcf)	$6.85	$7.87
Lease Operating Expense and
Production Tax per Mcfe	$6.18	$3.43

Bbl = One barrel of oil or condensate
Mcf = One thousand cubic feed
Mcfe = One thousand cubic feet gas equivalent

The decrease in oil and gas production is primarily a result of the assignment to Sonata Investment Company, LTD, of a portion of the Company’s interest in certain oil and gas properties (see the Notes to Consolidated Financial Statements included in the Form 10-KSB for the fiscal year ended September 30, 2006). The increase in Lease Operating Expense and Production Tax per Mcfe is primarily due to an increase in workover costs, including rig charges, associated with the properties located in the Austin Chalk Trend in Texas.

Depreciation, Depletion and Amortization: Oil and Gas

Depreciation, depletion and amortization expenses were $56,700 for the three months ended December 31, 2006, as compared to $153,180 for the year earlier period.

Depreciation, Depletion and Amortization: Minerals

Depreciation, depletion and amortization expenses were $194,563 for the three months ended December 31, 2006, as compared to $194,605 for the year earlier period.

Stock Based Compensation Expense:

The Company recorded stock based compensation expense of $139,000 during the three months ended December 31, 2006. See Note 3 of the Notes to Consolidated Financial Statements included in this interim report.

Bonus Expense:

The Company recognized $80,000 of bonus expense during the three months ended December 31, 2006. See Note 4 of the Notes to Consolidated Financial Statements included in this interim report.

General and Administrative Expenses, Legal and Professional Fees and Shareholder Information Expenses:

These expenses increased 38% to $393,664 for the three months ended December 31, 2006, as compared to $284,353 for the for the year earlier period. The increase is primarily attributed to the Company’s increased staff and increased professional fees related to potential acquisitions, resource development and regulatory compliance.

Interest Expense and Financing Costs:

Interest expense and financing costs decreased 38% to $19,482 for the three months ended December 31, 2006, as compared to $31,491 for the for the year earlier period. This decrease is the result of the satisfaction of the Sonata Loan and other debt obligations. See the Notes to Consolidated Financial Statements included in the Form 10-KSB for the fiscal year ended September 30, 2006.

Liquidity and Capital Resources:

Liquidity is a measure of a company’s ability to access cash. The Company has historically addressed its long-term liquidity requirements through the issuance of equity securities, through cash provided by operating activities and through borrowings or debt financing for certain activities.

During the three months ended December 31, 2006, the Company’s cash used in operating activities was $255,247.

The prices the Company receives for its oil and gas and the level of production have a significant impact on the Company’s cash flows. The Company is unable to predict with any degree of certainty the prices the Company will receive for its future oil and gas production and the success of the Company’s exploration, exploitation and production activities. Increases in the sales of the Company’s minerals, which to date have not been mined in substantial commercial quantities, will also affect cash flow.

At present, the Company does not have a credit facility or other line of credit upon which it may draw. As operating activities increase, the Company will evaluate the need for such a credit facility. For desired acquisitions or project enhancements, the Company must seek project specific financing. With the expiration of the Sonata Loan, all of the Company’s properties are unencumbered.

Acquisition and Growth:

The efforts of the Company and Tecumseh Professional Associates, LLC, to evaluate the Sierra Kaolin™ deposit have progressed during the quarter. The confirmation core evaluation program was completed and third party consultants have been engaged to provide certified mineral resource estimates. This work is expected to be completed in the next few months. The Company also initiated efforts to provide similar reserve estimates for its Marfa zeolite deposit in Texas.

Off Balance Sheet Arrangements:

The Company has no “off balance sheet arrangements” and does not expect to enter into any such arrangements in the foreseeable future.

Historical Cash Flow:

The Company’s cash flow used in operating activities was $255,247 for the three months ended December 31, 2006, as compared to cash provided of $309,145 for the year earlier period. Funds have been and are being deployed in efforts to enhance the commercial viability of the Company’s existing resource assets, to identify potential expansion opportunities and to retire obligations associated with the Company’s assets. The Company’s net cash decreased to $374,572 at December 31, 2006.

Other Sources of Cash:

In October 2006, the Company completed a private placement of equity consisting of 400,000 shares of Common Stock at $.51 per share. This private placement raised $204,000 for the Company. The Company is utilizing the proceeds of this private placement for its costs associated with the exploration and quantification of mineral resources and mineral reserves on a 500 acre portion of the Marfa zeolite deposit and to complete studies to be able to commence the production and delivery of ZeoCast (trademark application pending), a joint venture with Zinkan Enterprises, Inc., of Twinsburg, Ohio. The Company intends to seek equity and/or debt financing, or a combination of both, to fund further acquisitions and continued development of its operations and assets.

Item 3. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) and 15d-15(e) as of the end of the period December 31, 2006, have concluded that its disclosure controls and procedures are effective to reasonably ensure that material information required to be disclosed by the Company in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission’s Rules and Forms and that such information is accumulated and communicated to Management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Chief Executive Officer and Chief Financial Officer confirm that the review of the Controls and Procedures was conducted at December 31, 2006.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes made during the most recently completed fiscal quarter in the internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

All day-to-day financial matters are overseen by the President/CFO and Controller, with oversight by the Chief Executive Officer and Board of Directors. All contracting by the Company, for other than everyday items, is done with the approval of the Executive Committee of the Board of Directors or the entire Board of Directors.

In light of the size of the Company, its limited cash flow and the transparency of its actions, the Company has instituted a limited number of formal Controls and Procedures in addition to those recommended by the Company’s auditors or required under the Sarbanes Oxley Act of 2002 related to the composition of its Board of Directors and the establishment of various Board Committees. These policies include an Employee Manual outlining procedures relating, but not limited to, employee dispute resolution and issues related to “controlled substances” and policies in handling the recordation and transfer of funds.

Any problem which cannot be resolved internally or which an employee does not desire to discuss with a superior may be discussed with counsel or an independent member of the Board of Directors.

DISCLOSURE CONTROLS

The Company carried out its annual evaluation, initially under the supervision of its President/Chief Financial Officer and Chief Executive Officer and subsequently by the Board of Directors and the Audit Committee of the Board of Directors, to determine the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as Amended ("34 Act"). Based on those evaluations, the Company has concluded that the Company's disclosure controls and procedures were effective as of September 30, 2006, and the date of this Quarterly Report to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted by the Company under the '34 Act is recorded, processed, summarized, and reported within the time periods specified in the rules, regulations and forms promulgated by the Securities and Exchange Commission and to provide reasonable assurance that information required to be disclosed by the Company is accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding disclosure. No changes were made by the Company in its internal controls over financial reporting during the fiscal year ended September 30, 2006.

The Chief Financial Officer and the Chief Executive Officer, with the assistance of the Audit Committee, have established, consistent with the provisions of Rule 13a-15(f) and Rule 15d-15 of the '34 Act, a procedure and check list for the filing of all information and reports required by the Securities Exchange Act of 1934, as amended and the Sarbanes-Oxley Act ("SOX"). Since the Company employs only eight people, as of the filing date, the responsibility for reporting and filing reports falls on the shoulders of the Company's President/Chief Financial Officer and its Chief Executive Officer. In addition to the mandatory filing requirements established by the Securities and Exchange Commission, OTC:BB (the exchange on which the Registrant's stock is traded) and SOX, the Registrant has taken the position that any transaction that could impact the value of the Company or the Company's stock by five percent or greater requires disclosure. All press releases are published by the Company only after submittal to the Board of Directors and counsel for review, comment and approval.

The Company's Internal Controls over financial reporting and record maintenance have been developed by the Company as approved by the Board of Directors. These procedures provide for the detailed and accurate recordation of all transactions in which the Company is involved. They provide reasonable assurance that the transactions recorded permit the accurate preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorization of management. The Controls provide reasonable assurances regarding the prevention and timely detection of unauthorized use of Company assets and acquisition or disposition of the Company's assets that could have a material effect on the Company's financial statements.

The Company's Board of Directors, Audit Committee and Chief Financial Officer have evaluated the Company's disclosure controls and procedures and believe that they are sound. However, the Company is always evaluating its disclosure controls and procedures to ensure that its financial statements are always presented in a clear, concise and accurate manner. To achieve that result, the Company: (1) has expanded its internal accounting staff by adding a controller; and (2) when confronted with an accounting presentation of a complex transaction, has sought the opinion of additional financial reporting advisory firms, and, (3) to the extent permissible and permitted by regulation and law, will seek guidance from the Division of Corporate Finance of the Securities and Exchange Commission regarding the applicable accounting principles and presentation in question.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a. Terra Silex Holdings, LLC, Anti-dilution Shares.

By agreement dated September 20, 2001, the Company entered into a Stock Purchase Agreement (“SPA”) with Terra Silex Holdings, LLC (“Terra Silex”). Section 6.3, Dilution Protection Rights, of the SPA grants Terra Silex the right to acquire shares of the Company at the same price as offered to third parties in a “Block Sale” (as such term is defined in the SPA). As a result of the Company’s private placement of 6,500,000 shares of Common Stock on September 16, 2005, Terra Silex was entitled to acquire 200,241 shares of Common Stock under the formula set forth in Section 6.3 of the SPA.  Terra Silex exercised such right in December 2006. The purchase price for the 200,241 shares acquired by Terra Silex was $50,060.

b. October 2006 Private Placement.

In October 2006, the Company concluded a private placement of 400,000 shares of Common Stock at a price of $0.51 per share. This private placement raised $204,000 for the Company. The Company is utilizing the proceeds of this private placement for its costs associated with the exploration and quantification of mineral resources and mineral reserves on a 500 acre portion of the Marfa zeolite deposit and to complete studies to be able to commence the production and delivery of ZeoCast (trademark application pending). See the Company’s Form D as filed with the Securities and Exchange Commission on October 18, 2006.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

The Company's Common Stock is traded on the Over the Counter Market, Bulletin Board ("OTCBB") symbol “DLOV.”

Item 6. Exhibits.

Exhibit
Number	Description	Located at
31.1	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.1	Certification of CEO under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.2	Certification of CFO under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

The Registrant incorporates by reference its Exhibit List as attached to its Form 10-KSB for the fiscal year ended September 30, 2006, filed on January 12, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DALECO RESOURCES CORPORATION

Dated: February 14, 2007	/s/ Gary J. Novinskie
Gary J. Novinskie President and Chief Financial Officer

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DALECO RESOURCES CORPORATION

Date: February 14, 2007	/s/ Stephan V. Benediktson
Stephan V. Benediktson Chairman of the Board of Directors and Chief Executive Officer

Date: February 14, 2007	/s/ Gary J. Novinskie
Gary J. Novinskie President and Chief Financial Officer