Form 10QSB
period 2007-03-31
DALECO RESOURCES CORP
filed 2007-05-15
CIK 746967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark one)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-12214

DALECO RESOURCES CORPORATION
(exact name of small business issuer as specified in its charter)

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

Number of shares outstanding of the issuer's Common Stock as of April 30, 2007: 42,354,676

Number of shares outstanding of the issuer’s Series A Preferred Stock as of April 30, 2007: 0

Number of shares outstanding of the issuer’s Series B Preferred Stock as of April 30, 2007: 145,000

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31 2007	September 30 2006
	(Unaudited)
ASSETS
Current Assets:
Cash and Equivalents	$174,840	$463,842
Accounts Receivable - net of allowance for doubtful accounts of $150,000	403,509	394,323
Other Current Assets	6,700	8,813
Total Current Assets	585,049	866,978
Other Assets:
Equity Placement Costs	35,750	35,750
Accumulated Amortization of Equity Placement Costs	(18,940)	(13,282)
Net Equity Placement Costs	16,810	22,468
Securities Available for Future Sale	19,001	38,001
Prepaid Mineral Royalties - Long-term	749,835	719,835
Notes Receivable	576,000	576,000
Interest Receivable	73,250	49,556
Total Other Assets	1,434,896	1,405,860
Fixed Assets:
Oil and Gas Properties	5,360,166	5,324,222
Accumulated Depreciation, Depletion and Amortization	(4,252,592)	(4,138,292)
Net Oil and Gas Properties	1,107,574	1,185,930
Mineral Properties	12,609,100	12,609,100
Accumulated Depreciation, Depletion and Amortization	(700,000)	(600,000)
Net Mineral Properties	11,909,100	12,009,100
Technology and Patent Rights	6,594,500	6,594,500
Accumulated Amortization	(3,755,986)	(3,467,260)
Net Technology and Patent Rights	2,838,514	3,127,240
Equipment, Furniture and Fixtures	191,151	162,708
Accumulated Depreciation	(160,467)	(156,782)
Net Equipment, Furniture and Fixtures	30,684	5,926
Total Fixed Assets	15,885,872	16,328,196

TOTAL ASSETS	$17,905,817	$18,601,034

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31 2007	September 30 2006
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$1,444,496	$1,142,398
Federal Income Taxes Payable	86,046	86,046
Note Payable	0	35,284
Note Payable - Related Party	45,485	45,485
EV&T Note - Current Portion	156,000	156,000
Note Payable - First Regional	100,000	100,000
CAMI Note	514,881	514,881
Accrued Interest Expense	442,359	420,172
Accrued Dividends Payable	1,602,915	1,802,915
Accrued Expense Reimbursements	60,555	100,446
Accrued Bonus Expense	130,000	0
Accrued Salary Expense	897,635	904,267
Total Current Liabilities	5,480,372	5,307,894
Long-term Liabilities:
Long-term Debt - EV&T	415,649	496,524
TOTAL LIABILITIES	5,896,021	5,804,418

SHAREHOLDERS’ EQUITY:
Preferred Stock - 20,000,000 shares authorized
Series B Preferred Stock - par value of $0.01 per share (outstanding: March 31, 2007 - 145,000 shares; September 30, 2006 - 165,000 shares)	1,450	1,650
Common Stock - 100,000,000 shares authorized - par value of $0.01 per share (outstanding: March 31, 2007 - 42,354,676 shares; September 30, 2006 - 41,423,635 shares)	423,547	414,236
Additional Paid in Capital	44,501,401	43,759,251
Retained Earnings (Deficit)	(32,750,973)	(31,231,893)
Accumulated Other Comprehensive Income (Loss)	(165,629)	(146,629)
TOTAL SHAREHOLDERS’ EQUITY	12,009,796	12,796,616

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$17,905,817	$18,601,034

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31		Six Months Ended March 31
	2007	2006	2007	2006
Revenues:
Oil and Gas Sales	$224,226	$520,760	$437,265	$932,103
Royalty Receipts	12,784	22,505	23,584	41,741
Mineral Sales	2,611	1,145	8,311	9,481
Well Management Revenue	63,879	40,006	127,757	80,012
Total Operating Revenues	303,500	584,416	596,917	1,063,337
Expenses:
Lease Operating Expenses - Oil and Gas	94,052	209,977	249,751	332,168
Exploration Expenses - Minerals	46,191	0	46,191	0
Lease Operating Expenses - Minerals	3,980	150	19,516	9,733
Production and Severance Taxes - Oil and Gas	3,554	60,551	21,781	94,197
Depreciation, Depletion and Amortization	253,805	350,504	506,710	698,509
Third Party Distributions - Oil and Gas	4,915	0	9,371	27,636
Stock Based Compensation Expense	142,000	0	281,000	0
Bonus Expense	50,000	0	130,000	0
General and Administrative Expenses	332,716	257,810	587,844	460,199
Legal and Professional Fees and Expenses	77,586	49,047	212,909	124,110
Shareholder Information Expenses	27,285	26,068	30,498	32,966
Amortization of Debt Placement Costs	0	31,164	0	62,329
Amortization of Equity Placement Costs	2,829	3,054	5,658	5,525
Total Expenses	1,038,913	988,325	2,101,229	1,847,372
Other Income (Expense):
Interest Income	13,339	4,489	25,988	4,489
Interest Expense	(21,724)	(28,082)	(40,756)	(59,573)
Cost of Other Services Performed	0	0	0	(311,400)
Total Other Income (Expense), Net	(7,935)	(23,593)	(14,768)	(366,484)
Income (Loss) Before Income Taxes	(743,348)	(427,502)	(1,519,080)	(1,150,519)
Taxes based on Income	0	0	0	0
Net Income (Loss)	(743,348)	(427,502)	(1,519,080)	(1,150,519)
Less Dividends (Property)	0	0	0	0
Net Income (Loss) Attributable to Common Shareholders	$(743,348)	$(427,502)	$(1,519,080)	$(1,150,519)
Basic and Fully Diluted Net Income (Loss) per Share	$(0.02)	$(0.01)	$(0.04)	$(0.03)
Weighted-average number of shares of Common Stock outstanding	42,354,676	41,032,178	42,161,850	40,710,647

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)
	2007	2006
Cash Flows From Operating Activities:
Net Income (Loss)	$(1,519,080)	$(1,150,519)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Depreciation, Depletion and Amortization	506,710	698,509
Amortization of Debt and Equity Placement Costs	5,658	67,854
Bonus Expense	130,000	0
Stock Based Compensation Expense	281,000	0
Non-cash Charge for Issuance of Securities	0	311,400
Changes in operating assets and liabilities:
Other Current Assets	2,113	0
Pre-paid Royalties	(30,000)	0
Receivables	(32,880)	176,782
Accounts Payable	302,098	481,761
Other Accrued Expenses	(46,523)	(21,084)
Net Cash Provided by (Used in) Operating Activities	(400,904)	564,703
Cash Flows From Investing Activities:
Additions to Property	(64,386)	(110,135)
Net Cash Used in Investing Activities	(64,386)	(110,135)
Cash Flows From Financing Activities:
Increase (decrease) in Notes due Related Parties	0	(25,000)
Increase (decrease) in Other Notes Due and Debt	(116,159)	(322,028)
Increase (decrease) in Accrued Interest	22,187	13,789
Proceeds of Equity Issuances	270,260	45,307
Net Cash Provided by (Used in) Financing Activities	176,288	(287,932)
Net Change in Cash and Equivalents	(289,002)	166,636
Cash and Equivalents at Beginning of Year	463,842	1,550,962
Cash and Equivalents at End of Period	$174,840	$1,717,598

Supplemental Information:
Income Taxes Paid	$0	$0
Interest Paid	$18,568	$45,785
Supplemental Disclosure of Non-cash Transactions:
Conversion of Debt to Equity	$0	$25,000
Issuance of Common Stock for Services Performed	$0	$331,701
Payment of Dividends in-kind	$200,000	$0
Conversion from Preferred Stock to Common Stock	$200,000	$0

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	2007	2006
Preferred Stock Outstanding:
Shares of Series “B”:
Beginning of Period	165,000	185,000
Issued	0	0
Converted to Common	(20,000)	0
Cancelled	0	0
End of Period	145,000	185,000
Preferred Stock - Value at Par ($.01/Share)	$1,450	$1,850

Common Stock Outstanding:
Shares:
Beginning of Period	41,423,635	40,343,043
Issued	931,041	754,655
Cancelled	0	0
End of Period	42,354,676	41,097,698
Value at Par ($.01/Share)	$423,547	$410,977

Additional Paid in Capital:
Beginning of Period	$43,759,251	$42,415,834
Equity Issuances	270,260	356,162
Stock Based Compensation	281,000	0
Preferred Excess Amount	190,890	0
End of Period	$44,501,401	$42,771,996

Accumulated Retained Earnings (Deficit):
Beginning of Period	$(31,231,893)	$(25,062,929)
Income (Loss) for the Period	(1,519,080)	(1,150,519)
End of Period	$(32,750,973)	$(26,213,448)

Accumulated Other Comprehensive Income (Loss):
Beginning of Period	$(146,629)	$(25,617)
Other Comprehensive Loss for the Period	(19,000)	(45,009)
End of Period	$(165,629)	$(70,626)

Total Equity:
Beginning of Period	$12,796,616	$17,732,568
End of Period	12,009,796	16,900,749
Change in Equity for the Period	$(786,820)	$(831,819)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Continued Operations

The financial statements have been prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. For the six months ended March 31, 2007, the Company incurred a net loss of $1,519,080. The ability of the Company to meet its total liabilities of $5,896,021 and to continue as a going concern is dependent upon the availability of future funding, achieving profitability within its mineral segment and ongoing profitability within its oil and gas operations.

The Company will continue to research and entertain project specific funding commitments and other capital funding alternatives if and as they become available.

As of March 31, 2007, the Company and certain of its subsidiaries were in default of certain debt obligations. The holders of these instruments are working with the Company to achieve the ultimate extinguishment of the obligations.

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

3. Capital Stock

Common Stock

Common Shares
Balance as of September 30, 2006	41,423,635
Issued Pursuant to a Private Placement (1)	400,000
Issued upon conversion of Series B Preferred Stock (2)	160,000
Issued for payment of dividends on Series B Preferred Stock (2)	160,000
Issued to Terra Silex (3)	200,241
Issued for payment of certain debt (4)	10,800
Balance as of March 31, 2007	42,354,676

Series B Preferred Stock
Preferred Shares
Balance as of September 30, 2006	165,000
Conversion of Series B Preferred Stock to Common Stock (2)	(20,000)
Balance as of March 31, 2007	145.000

(1)	In October 2006, the Company concluded a Private Placement of 400,000 shares of Common Stock at a price of $0.51 per share.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options and Warrants

The Company has granted the following options and warrants to purchase Common Stock as of March 31, 2007:

	Number of Options/Warrants	Weighted Average Price per Share
Options and Warrants Outstanding at September 30, 2006	14,222,305	$1.05
Stock Options Granted (1) (2)	800,000
Options and Warrants Outstanding at March 31, 2007	15,022,305	$1.02

(1)	In October 2006, Mr. Blackstone was granted an option to purchase 200,000 shares of Common Stock under his employment agreement.

(2)	In March 2007, Mr. Benediktson was granted an option to purchase 600,000 shares of Common Stock.

Summarized information relating to the stock options to purchase Common Stock outstanding as of March 31, 2007, is as follows:

Exercise price	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Options Exercisable	Weighted Average Exercise Price
$0.43-$1.08	5,200,000	$0.68	2.75	3,775,000	$0.94

Stock Based Compensation

Options to purchase 800,000 shares of Common Stock were granted during the period from October 1, 2006, through March 31, 2007. There are options for 5,200,000 shares of Common Stock outstanding as of March 31, 2007, of which 4,050,000 are held by current officers, Directors and employees of the Company (“Insiders”). The exercise prices for the options held by Insiders range from $0.43 per share to $0.85 per share.

In accordance with the provisions of SFAS 123(R), the Company has recorded stock based compensation expense of $142,000 and $281,000 for the three and six months ended March 31, 2007, respectively. The stock based compensation expense is based on the fair value of the options at the grant date. The fair value of the options was estimated using the Black-Scholes option-pricing model with the following assumptions: risk free interest rates between 3.14% and 4.72%; expected life of three to seven years; and expected volatility between 66% and 184%.

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

Options and warrants to purchase shares of Common Stock were outstanding during the periods but have not been included in the computation of diluted earnings per share because such options and warrants would have an anti-dilutive effect on net loss per share. No other adjustments were made for purposes of per share calculations.

Payment of Accrued Dividends

There were no cash dividend payments on the Series B Preferred Stock during the six months ended March 31, 2007. A total of 160,000 shares of Common Stock were issued during the period October 1, 2006, through March 31, 2007, to a holder of the Series B Preferred Stock in satisfaction of accrued dividends.

4. Employment Contracts and Commitments

Effective August 10, 2005 (“Effective Date”), the Company entered into employment contracts with Mr. Stephan V. Benediktson, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Mr. Nathan Trynin, Vice Chairman of the Board of Directors. The employment contracts contain bonus provisions tied to the performance of the Company's Common Stock. At March 31, 2007, the aggregate adjusted value of such bonuses as of the Effective Date approximated $260,000. Accordingly, the Company recognized $50,000 and $130,000 of bonus expense during the three and six months ended March 31, 2007.

In October 2006, the Company entered into an Employment Agreement with Richard W. Blackstone. Mr. Blackstone joined the Company as the Secretary and Controller. Under the terms of the Agreement, in addition to his base salary, Mr. Blackstone was granted an option to purchase 200,000 shares of Common Stock at an exercise price ($0.67) equal to the then market price of the Company’s Common Stock.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In October 2006, Mr. Amir and the Company entered into a Separation Agreement providing for Mr. Amir to receive $100,000 annually for three years (“Term”), $50,000 of which will be deemed salary with the remaining $50,000 reducing the debts owed to Mr. Amir (“Amir Debt”). Should the Amir Debt not be satisfied after the expiration of the Term, the Company shall continue the $100,000 annual payment, all of which shall be allocated to the payment of the Amir Debt until the Amir Debt is fully satisfied. The Company reserves the right to prepay the outstanding Amir Debt in full at any time. Upon satisfaction of the Amir Debt in full, all payments to Mr. Amir under the Separation Agreement will cease. The Company has not made certain payments required by the Separation Agreement applicable to the Amir Debt.

In March 2007, Mr. Benediktson was granted an option to purchase 600,000 shares of Common Stock at an exercise price ($0.48) equal to the then market price of the Company’s Common Stock.

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

Except for statements of historical or present facts, all other statements contained in this report are forward-looking statements. The forward-looking statements may appear in a number of places and include statements with respect to, among other things, business objectives and strategic plans; operating strategies; acquisition strategies; drilling of wells; oil and gas reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues); estimates of future production of oil, natural gas and minerals; expected results or benefits associated with recent acquisitions; marketing of oil, gas and minerals; expected future revenues and earnings, and results of operations; future capital, development and exploration expenditures; expectations regarding cash flow and future borrowings sufficient to fund ongoing operations and debt service, capital expenditures and working capital requirements; nonpayment of dividends; expectations regarding competition; impact of the adoption of new accounting standards and the Company’s financial and accounting systems; and effectiveness of the Company’s control over financial reporting.

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

Results of Operations:

For the three and six months ended March 31, 2007, compared to the three and six months ended March 31, 2006:

	Three Months Ended		Six Months Ended
	2007	2006	2007	2006
Revenues	$303,500	$584,416	$596,917	$1,063,337
Net Income (Loss)	$(743,348)	$(427,502)	$(1,519,080)	$(1,150,519)
Oil and Gas Production and Cost Information:
Production:
Oil (Bbl)	1,711	3,434	2,890	6,647
Gas (Mcf)	17,025	26,703	38,099	52,855
Average Price:
Oil (per Bbl)	$53.11	$61.28	$55.17	$62.58
Gas (per Mcf)	$7.83	$11.62	$7.29	$9.76
Lease Operating Expense and Production Tax per Mcfe	$3.58	$5.72	$4.90	$4.60

Bbl = One barrel of oil or condensate
Mcf = One thousand cubic feet
Mcfe = One thousand cubic feet gas equivalent

The decrease in oil and gas production is primarily a result of the assignment to Sonata Investment Company, LTD, of a portion of the Company’s interest in certain oil and gas properties (see the Notes to Consolidated Financial Statements included in the Form 10-KSB for the fiscal year ended September 30, 2006). The decrease in Lease Operating Expense and Production Tax per Mcfe for the three months ended March 31, 2007, is primarily due to workover costs (including rig charges, associated with the properties located in the Austin Chalk Trend in Texas) incurred during the first quarter of fiscal 2007; in the prior fiscal year, such costs were incurred during the second quarter.

Minerals Exploration Expenses

Minerals exploration expenses were $46,191 for each of the three and six months ended March 31, 2007, respectively. The Company did not incur minerals exploration expenses in the year ago periods. These expenses are primarily for costs associated with the exploration and quantification of mineral resources and mineral reserves.

Depreciation, Depletion and Amortization: Oil and Gas

Depreciation, depletion and amortization (“DD&A”) totaled $59,984 and $116,684 for the three and six months ended March 31, 2007, and $155,721 and $308,901 for the three and six months ended March 31, 2006, respectively. The decrease in DD&A is primarily a result of the decrease in oil and gas production.

Depreciation, Depletion and Amortization: Minerals

Depreciation, depletion and amortization totaled $194,563 and $389,126 for the three and six months ended March 31, 2007, and $194,563 and $389,168 for the three and six months ended March 31, 2006, respectively.

Stock Based Compensation Expense

The Company recorded stock based compensation expense of $142,000 and $281,000 during the three and six months ended March 31, 2007, respectively. See Note 3 of the Notes to Consolidated Financial Statements included in this interim report.

Bonus Expense

The Company recognized $50,000 and $130,000 of bonus expense during the three and six months ended March 31, 2007, respectively. See Note 4 of the Notes to Consolidated Financial Statements included in this interim report.

General and Administrative Expenses, Legal and Professional Fees and Shareholder Information Expenses

These expenses increased $104,662 (31%) and $210,976 (34%) for the three and six months ended March 31, 2007, as compared to $332,925 and $617,275 for the three and six months ended March 31, 2006, respectively. These increases are primarily attributed to the Company’s increased staff and increased professional fees related to potential acquisitions, resource development and regulatory compliance.

Interest Expense

Interest expense decreased $6,818 (24%) and $18,817 (32%) for the three and six months ended March 31, 2007, as compared to $28,092 and $59,573 for the three and six months ended March 31, 2006, respectively. These decreases are the result of the satisfaction of the Sonata Loan and other debt obligations. See the Notes to Consolidated Financial Statements included in the Form 10-KSB for the fiscal year ended September 30, 2006.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to access cash. The Company has historically addressed its long-term liquidity requirements through the issuance of equity securities, through cash provided by operating activities and through borrowings or debt financing for certain activities.

During the six months ended March 31, 2007, the Company’s cash used in operating activities was $400,904.

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

Acquisition and Growth

The efforts of the Company and Tecumseh Professional Associates, LLC, to evaluate the Sierra Kaolin™ deposit have progressed during the year. The confirmation core evaluation program was completed and third party consultants have been engaged to provide certified mineral resource estimates. This work is expected to be completed in the next few months. The Company also initiated efforts to provide similar reserve estimates for its Marfa zeolite deposit in Texas.

Off Balance Sheet Arrangements

The Company has no “off balance sheet arrangements” and does not expect to enter into any such arrangements in the foreseeable future.

Historical Cash Flow

The Company’s cash flow used in operating activities was $400,904 for the six months ended March 31, 2007, as compared to cash provided of $564,703 for the year earlier period. Funds have been and are being deployed in efforts to enhance the commercial viability of the Company’s existing resource assets, to identify potential expansion opportunities and to retire obligations associated with the Company’s assets.

The Company’s net cash at March 31, 2007, decreased to $174,840, of which restricted deposits total $144,283. The restricted deposits support financial assurance requirements for the Company’s operations in certain states.

Other Sources of Cash

In October 2006, the Company completed a private placement of equity consisting of 400,000 shares of Common Stock at $.51 per share. This private placement raised $204,000 for the Company. The Company utilized the proceeds of this private placement for its costs associated with the exploration and quantification of mineral resources and mineral reserves on a 500 acre portion of the Marfa zeolite deposit and to complete studies to be able to commence the production and delivery of ZeoCast (trademark application pending), a joint venture with Zinkan Enterprises, Inc., of Twinsburg, Ohio. The Company intends to seek equity and/or debt financing, or a combination of both, to fund further acquisitions and continued development of its operations and assets.

Item 3. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) in effect as of the end of the period March 31, 2007, have concluded that its disclosure controls and procedures are effective to reasonably ensure that material information required to be disclosed by the Company in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission’s Rules and Forms and that such information is accumulated and communicated to Management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Chief Executive Officer and Chief Financial Officer confirm that the review of the Controls and Procedures was conducted at March 31, 2007.

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

In light of the size of the Company, its limited cash flow and the transparency of its actions, the Company has instituted a limited number of formal Controls and Procedures in addition to those recommended by the Company’s auditors or required under the Sarbanes Oxley Act of 2002 related to the composition of its Board of Directors and the establishment of various Board Committees. These policies include (a) an Employee Manual outlining procedures including, but not limited to, employee dispute resolution and issues related to “controlled substances”, and (b) policies for handling and recording the transfer of funds.

Any problem which cannot be resolved internally or which an employee does not desire to discuss with a superior may be discussed with counsel or an independent member of the Board of Directors.

DISCLOSURE CONTROLS

The Company carried out its annual evaluation, initially under the supervision of its President/Chief Financial Officer and Chief Executive Officer and subsequently by the Board of Directors and the Audit Committee of the Board of Directors, to determine the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as Amended ("34 Act"). Based on those evaluations, the Company has concluded that the Company's disclosure controls and procedures were effective as of September 30, 2006, and the date of this Quarterly Report to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted by the Company under the '34 Act is recorded, processed, summarized, and reported within the time periods specified in the rules, regulations and forms promulgated by the Securities and Exchange Commission and to provide reasonable assurance that information required to be disclosed by the Company is accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding disclosure. No changes were made by the Company in its internal controls over financial reporting during the period ended March 31, 2007.

The Chief Financial Officer and the Chief Executive Officer, with the assistance of the Audit Committee, have established, consistent with the provisions of Rule 13a-15(f) and Rule 15d-15 of the '34 Act, a procedure and check list for the filing of all information and reports required by the Securities Exchange Act of 1934, as amended and the Sarbanes-Oxley Act ("SOX"). Since the Company employs only eight people as of the filing date, the responsibility for reporting and filing reports falls on the shoulders of the Company's President/Chief Financial Officer and its Chief Executive Officer. In addition to the mandatory filing requirements established by the Securities and Exchange Commission, OTC:BB (the exchange on which the Registrant's stock is traded) and SOX, the Registrant has taken the position that any transaction that could impact the value of the Company or the Company's stock by five percent or greater requires disclosure. All press releases are published by the Company only after submission to the Board of Directors and counsel for review, comment and approval.

The Company's Internal Controls over financial reporting and record maintenance have been developed by the Company as approved by the Board of Directors. These procedures provide for the detailed and accurate recording of all transactions in which the Company is involved. They provide reasonable assurance that the transactions recorded permit the accurate preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorization of management. The Controls provide reasonable assurances regarding the prevention and timely detection of unauthorized use of Company assets and acquisition or disposition of the Company's assets that could have a material effect on the Company's financial statements.

The Company's Board of Directors, Audit Committee and Chief Financial Officer have evaluated the Company's disclosure controls and procedures and believe that they are sound. However, the Company is always evaluating its disclosure controls and procedures to ensure that its financial statements are always presented in a clear, concise and accurate manner. To achieve that result, the Company: (1) has expanded its internal accounting staff by adding a controller; and (2), when confronted with an accounting presentation of a complex transaction, has sought the opinion of additional financial reporting advisory firms, and (3), to the extent permissible and permitted by regulation and law, will seek guidance from the Division of Corporate Finance of the Securities and Exchange Commission regarding the applicable accounting principles and presentation in question.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a. Terra Silex Holdings Ltd, LLC, Anti-dilution Shares.

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

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

On March 7, 2007, the Company held its Annual Meeting of Shareholders. The following matters were voted upon at such meeting:

a.	Election of Directors for a term expiring in 2008:

Name of Nominee	For	Against	Abstain
Dov Amir	27,936,078	0	2,166,697
Stephan V. Benediktson	25,065,822	0	5,036,953
Lord Gilbert [John}	25,337,151	0	4,765,624
Charles T. Maxwell	28,459,307	0	1,643,468
William Pipkin	28,447,407	0	1,655,368
Nathan K. Trynin	25,195,825	0	4,906,950

b.	Proposal to Ratify the Selection of Vasquez & Company, LLP, as the Company’s Independent Registered Public Accounting Firm for the fiscal year ending September 30, 2007:

For	Against	Abstain
28,386,957	1,652,405	63,413

Item 5. Other Information.

The Company's Common Stock is traded on the Over the Counter Market, Bulletin Board ("OTC:BB") symbol “DLOV.”

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

The Registrant incorporates by reference its Exhibit List as attached to its Form 10-KSB for the fiscal year ended September 30, 2006, filed on January 12, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DALECO RESOURCES CORPORATION

Dated: May 15, 2007	/s/ Gary J. Novinskie
Gary J. Novinskie President and Chief Financial Officer

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DALECO RESOURCES CORPORATION

Date: May 15, 2007	/s/ Stephan V. Benediktson
Stephan V. Benediktson Chairman of the Board of Directors and Chief Executive Officer

Date: May 15, 2007	/s/ Gary J. Novinskie
Gary J. Novinskie President and Chief Financial Officer