Form 10QSB
period 2007-06-30
DALECO RESOURCES CORP
filed 2007-08-14
CIK 746967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark one)

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

( )	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

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

Number of shares outstanding of the issuer's Common Stock as of July 31, 2007: 43,081,346
Number of shares outstanding of the issuer’s Series A Preferred Stock as of July 31, 2007: 0
Number of shares outstanding of the issuer’s Series B Preferred Stock as of July 31, 2007: 145,000

DALECO RESOURCES CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30 2007	September 30 2006
	(Unaudited)
ASSETS
Current Assets:
Cash and Equivalents	$363,045	$463,842
Accounts Receivable - net of allowance for doubtful accounts of $150,000	475,394	394,323
Other Current Assets	6,700	8,813
Total Current Assets	845,139	866,978
Other Assets:
Technology and Patent Rights	6,594,500	6,594,500
Accumulated Amortization	(3,900,349)	(3,467,260)
Net Technology and Patent Rights	2,694,151	3,127,240
Equity Placement Costs	35,750	35,750
Accumulated Amortization of Equity Placement Costs	(21,769)	(13,282)
Net Equity Placement Costs	13,981	22,468
Securities Available for Future Sale	3,800	38,001
Prepaid Mineral Royalties - Long-term	749,835	719,835
Notes Receivable	576,000	576,000
Interest Receivable	85,097	49,556
Total Other Assets	4,122,864	4,533,100
Property, Plant and Equipment:
Oil and Gas Properties, at cost	5,358,385	5,324,222
Accumulated Depreciation, Depletion and Amortization	(4,309,742)	(4,138,292)
Net Oil and Gas Properties	1,048,643	1,185,930
Mineral Properties, at cost	12,609,100	12,609,100
Accumulated Depreciation, Depletion and Amortization	(750,000)	(600,000)
Net Mineral Properties	11,859,100	12,009,100
Equipment, Furniture and Fixtures, at cost	191,151	162,708
Accumulated Depreciation	(162,309)	(156,782)
Net Equipment, Furniture and Fixtures	28,842	5,926
Total Net Property, Plant and Equipment	12,936,585	13,200,956

TOTAL ASSETS	$17,904,588	$18,601,034

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30 2007	September 30 2006
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$1,714,723	$1,142,398
Federal Income Taxes Payable	86,046	86,046
Note Payable	--	35,284
Note Payable - Related Party	45,485	45,485
EV&T Note - Current Portion	570,187	156,000
Note Payable - First Regional Bank	100,000	100,000
CAMI Note	514,881	514,881
Accrued Interest Expense	453,453	420,172
Accrued Dividends Payable	1,602,915	1,802,915
Accrued Expense Reimbursements	57,818	100,446
Accrued Bonus Expense	1,327,491	--
Accrued Salary Expense	1,006,819	904,267
Total Current Liabilities	7,479,818	5,307,894
Long-term Liabilities:
Long-term Debt - EV&T	--	496,524
TOTAL LIABILITIES	7,479,818	5,804,418

SHAREHOLDERS’ EQUITY:
Preferred Stock - 20,000,000 shares authorized
Series A Preferred Stock (outstanding: none)
Series B Preferred Stock - par value of $0.01 per share (outstanding: June 30, 2007 - 145,000 shares; September 30, 2006 - 165,000 shares)	1,450	1,650
Common Stock - 100,000,000 shares authorized - par value of $0.01 per share (outstanding: June 30, 2007 - 43,081,346 shares; September 30, 2006 - 41,423,635 shares)	430,813	414,236
Additional Paid in Capital	44,851,524	43,759,251
Retained Deficit	(34,678,187)	(31,231,892)
Accumulated Other Comprehensive Loss	(180,830)	(146,629)
TOTAL SHAREHOLDERS’ EQUITY	10,424,770	12,796,616
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$17,904,588	$18,601,034

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30		Nine Months Ended June 30
	2007	2006	2007	2006
Revenues:
Oil and Gas Sales	$239,224	$482,835	$676,489	$1,414,938
Royalty Receipts	15,375	14,775	38,959	56,516
Mineral Sales	22,709	2,539	31,020	12,020
Well Management Revenue	63,878	40,006	191,635	120,018
Total Operating Revenues	341,186	540,155	938,103	1,603,492
Expenses:
Lease Operating Expenses - Oil and Gas	127,932	204,136	377,683	536,304
Exploration Expenses - Minerals	36,751	--	82,941	--
Lease Operating Expenses - Minerals	35,640	1,319	55,156	11,053
Production and Severance Taxes - Oil and Gas	12,323	46,523	34,104	140,720
Depreciation, Depletion and Amortization	253,355	357,700	760,066	1,056,209
Third Party Distributions - Oil and Gas	11,583	--	20,954	27,636
Stock Based Compensation Expense	139,390	--	420,390	--
Bonus Expense	1,197,491	--	1,327,491	--
General and Administrative Expenses	383,686	236,810	971,529	697,008
Legal and Professional Fees and Expenses	48,907	65,524	261,816	189,634
Shareholder Information Expenses	4,211	16,427	34,710	49,393
Amortization of Debt Placement Costs	--	31,164	--	93,493
Amortization of Equity Placement Costs	2,829	3,054	8,487	8,579
Total Expenses	2,254,098	962,657	4,355,327	2,810,029
Other Income (Expense):
Interest Income	13,235	1,559	39,223	6,048
Interest Expense	(27,538)	(23,658)	(68,294)	(83,231)
Cost of Other Services Performed	--	--	--	(311,400)
Total Other Income (Expense), Net	(14,303)	(22,099)	(29,071)	(388,583)
Loss Before Income Taxes	(1,927,215)	(444,601)	(3,446,295)	(1,595,120)
Taxes based on Income	--	(52,671)	--	(52,671)
Net Loss	$(1,927,215)	$(497,272)	$(3,446,295)	$(1,647,791)
Basic and Fully Diluted Net Loss per Share	$(0.05)	$(0.01)	$(0.08)	$(0.04)
Weighted-average number of shares of Common Stock outstanding	42,426,544	41,126,355	42,250,082	40,849,217

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	2007	2006
Cash Flows From Operating Activities:
Net Loss	$(3,446,295)	$(1,647,791)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation, Depletion and Amortization	760,066	1,056,209
Amortization of Debt and Equity Placement Costs	8,487	102,072
Bonus Expense	1,327,491	--
Stock Based Compensation Expense	420,390	--
Non-cash Charge for Issuance of Securities	--	311,400
Changes in operating assets and liabilities:
Other Current Assets	2,113	(4,950)
Pre-paid Royalties	(30,000)	--
Receivables	(116,612)	236,077
Accounts Payable	572,325	74,982
Other Accrued Expenses	59,924	(15,497)
Net Cash Provided by (Used in) Operating Activities	(442,111)	112,502
Cash Flows From Investing Activities:
Purchases of Fixed Assets	(62,606)	(135,517)
Net Cash Used in Investing Activities	(62,606)	(135,517)
Cash Flows From Financing Activities:
Payment on Notes due Related Parties	--	(25,000)
Payments on Other Notes and Debt	(117,621)	(463,772)
Increase in Accrued Interest	33,281	25,875
Proceeds of Equity Issuances	488,260	45,307
Net Cash Provided by (Used in) Financing Activities	403,920	(417,590)
Net Change in Cash and Equivalents	(100,797)	(440,605)
Cash and Equivalents at Beginning of Year	463,842	1,550,962
Cash and Equivalents at End of Period	$363,045	$1,110,357

Supplemental Information:
Income Taxes Paid	$--	$52,671
Interest Paid	$35,013	$57,357
Supplemental Disclosure of Non-cash Transactions:
Conversion of Debt to Equity	$--	$25,000
Issuance of Common Stock for Services Performed	$--	$331,701
Payment of Dividends in-kind	$200,000	$8,657
Conversion from Preferred Stock to Common Stock	$200,000	$100,000

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	2007	2006
Preferred Stock Outstanding:
Shares of Series “B”:
Beginning of Period	165,000	185,000
Issued	--	--
Converted to Common	(20,000)	(10,000)
Cancelled	--	--
End of Period	145,000	175,000
Preferred Stock - Value at Par ($.01/Share)	$1,450	$1,750

Common Stock Outstanding:
Shares:
Beginning of Period	41,423,635	40,343,043
Issued	1,657,711	841,581
Cancelled	--	--
End of Period	43,081,346	41,184,624
Value at Par ($.01/Share)	$430,813	$411,846

Additional Paid in Capital:
Beginning of Period	$43,759,251	$42,415,834
Equity Issuances	480,993	356,162
Stock Based Compensation	420,390	--
Preferred Excess Amount	190,890	7,888
End of Period	$44,851,524	$42,779,884

Accumulated Retained Deficit:
Beginning of Period	$(31,231,892)	$(25,062,929)
Loss for the Period	(3,446,295)	(1,647,791)
End of Period	$(34,678,187)	$(26,710,720)

Accumulated Other Comprehensive Loss:
Beginning of Period	$(146,629)	$(25,617)
Other Comprehensive Loss for the Period	(34,201)	(83,011)
End of Period	$(180,830)	$(108,628)

Total Equity:
Beginning of Period	$12,796,616	$17,732,568
End of Period	10,424,770	16,374,132
Change in Equity for the Period	$(2,371,846)	$(1,358,436)

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

DALECO RESOURCES CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2007

1. Continued Operations and Going Concern

The unaudited consolidated financial statements have been prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. For the nine months ended June 30, 2007, the Company incurred a net loss of $3,446,295. The ability of the Company to meet its total liabilities of $7,479,818 and to continue as a going concern is dependent upon the availability of future funding, achieving profitability within its mineral segment and ongoing profitability within its oil and gas operations.

The Company will continue to research and entertain project specific funding commitments and other capital funding alternatives if and as they become available.

As of June 30, 2007, the Company and certain of its subsidiaries were in default of certain debt obligations. The holders of these instruments are working with the Company to achieve the ultimate extinguishment of the obligations.

2. Summary of Significant Accounting Policies

Basis of Presentation

The interim consolidated financial statements are unaudited but, in our opinion, reflect all adjustments necessary for a fair presentation of the results of operations and financial position for such periods in accordance with accounting principles generally accepted in the United Sates for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. All such adjustments reflected in the interim consolidated financial statements are considered to be of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2006. Unless otherwise noted, references to “year” pertain to the Company’s fiscal year, which begins on October 1 and ends on September 30; for example, 2007 refers to fiscal 2007, which is the period from October 1, 2006, to September 30, 2007. We have reclassified certain data in the financial statements of the prior periods to conform to the current period presentation.

Significant Accounting Policies

There were no changes to the Company’s Significant Accounting Policies from those disclosed in our Annual Report on Form 10-KSB for the year ended September 30, 2006.

DALECO RESOURCES CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2007

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

Impact of Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This pronouncement is effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact, if any, that SFAS 159 will have on our financial position or results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior-year misstatements should be taken into consideration when quantifying misstatements in current-year financial statements for purposes of determining whether the current-year financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings if material. This pronouncement is effective at the end of our 2007 fiscal year. We do not expect the adoption of SAB 108 to have a material impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This pronouncement is effective at the end of our 2007 fiscal year. We are currently evaluating the impact that SFAS 158 will have on our financial position.

DALECO RESOURCES CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2007

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This pronouncement is effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact, if any, that SFAS 157 will have on our financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact that FIN 48 will have on our financial position or results of operations.

3. Capital Stock

Common Stock
Common Shares
Balance as of September 30, 2006	41,423,635
Issued Pursuant to a Private Placements (1)	1,126,670
Issued upon conversion of Series B Preferred Stock (2)	160,000
Issued for payment of dividends on Series B Preferred Stock (2)	160,000
Issued to Terra Silex Holdings, LLC (3)	200,241
Issued for payment of certain debt (4)	10,800
Balance as of June 30, 2007	43,081,346

Series B Preferred Stock	Preferred Shares
Balance as of September 30, 2006	165,000
Conversion of Series B Preferred Stock to Common Stock (2)	(20,000)
Balance as of June 30, 2007	145.000

(1)
In October 2006, the Company concluded a Private Placement of 400,000 shares of Common Stock at a price of $0.51 per share. This private placement raised $204,000 for the Company. In June 2007, the Company concluded a Private Placement of 726,670 shares of Common Stock and Warrants to purchase 363,336 shares of Common Stock for proceeds to the Company of $218,000.

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

DALECO RESOURCES CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2007

Options and Warrants

The Company has granted the following options and warrants to purchase Common Stock as of June 30, 2007:

	Number of Options/Warrants	Weighted Average Price per Share
Options and Warrants Outstanding at September 30, 2006	14,222,305	$1.05
Stock Options Granted (1) (2)	800,000
Warrants Issued (3)	363,336
Options Cancelled (4)	(275,000)
Options and Warrants Outstanding at June 30, 2007	15,110,641	$1.03

(1)	In October 2006, Mr. Blackstone was granted an option to purchase 200,000 shares of Common Stock under his employment agreement.

(2)	In March 2007, Mr. Benediktson was granted an option to purchase 600,000 shares of Common Stock.

(3)	In June 2007, the Company concluded a Private Placement which included warrants to purchase 363,336 shares of Common Stock at a price of $1.00 per share.

(4)	In June 2007, Mr. Thibault resigned as an officer of the Company; accordingly, a portion of his options were cancelled.

Summarized information relating to the stock options to purchase Common Stock outstanding as of June 30, 2007, is as follows:

Exercise price	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Options Exercisable	Weighted Average Exercise Price
$0.43-$1.08	4,925,000	$0.69	2.16	4,075,000	$0.83

Stock Based Compensation

During the period from October 1, 2006, through June 30, 2007, options to purchase 800,000 shares of Common Stock were granted and options to purchase 275,000 shares of Common Stock were cancelled. There are options for 4,925,000 shares of Common Stock outstanding as of June 30, 2007, of which 3,500,000 are held by current officers, Directors and employees of the Company (“Insiders”). The exercise prices for the options held by Insiders range from $0.43 per share to $0.85 per share.

DALECO RESOURCES CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2007

In accordance with the provisions of SFAS 123(R), “Share-Based Payment”, the Company has recorded stock based compensation expense of $139,390 and $420,390 for the three and nine months ended June 30, 2007, respectively. The stock based compensation expense is based on the fair value of the options at the grant date. The fair value of the options was estimated using the Black-Scholes option-pricing model with the following assumptions: risk free interest rates between 3.14% and 4.72%; expected life of three to seven years; and expected volatility between 56% and 184%.

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

Payment of Accrued Dividends

There was no cash dividend payment in respect to the Series B Preferred Stock during the nine months ended June 30, 2007. A total of 160,000 shares of Common Stock were issued during the period October 1, 2006, through June 30, 2007, to a holder of the Series B Preferred Stock in satisfaction of accrued dividends.

4. Employment Contracts and Commitments

Effective August 10, 2005 (“Effective Date”), the Company entered into employment contracts with Mr. Stephan V. Benediktson, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Mr. Nathan Trynin, Vice Chairman of the Board of Directors (see Exhibits 10.41 and 10.42 to the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2006). The employment contracts contain bonus provisions tied to the performance of the Company's Common Stock.

DALECO RESOURCES CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2007

The aggregate amount of such bonuses totals $1,373,831, as approved by the Board of Directors on August 8, 2007. Payments of a portion of these bonuses ($952,137) are due on August 10, 2007. The balance of the bonuses ($421,694) is due August 10, 2008. Accordingly, the Company recognized $1,197,491 and $1,327,491 of bonus expense during the three and nine months ended June 30, 2007, respectively.

In October 2006, the Company entered into an Employment Agreement with Richard W. Blackstone. Mr. Blackstone joined the Company as the Secretary and Controller. Under the terms of the Agreement, in addition to his base salary, Mr. Blackstone was granted an option to purchase 200,000 shares of Common Stock at an exercise price ($0.67) equal to the then market price of the Company’s Common Stock.

In October 2006, Mr. Amir and the Company entered into a Separation Agreement providing for Mr. Amir to receive $100,000 annually for three years (“Term”), $50,000 of which will be deemed salary with the remaining $50,000 reducing the debts owed to Mr. Amir (“Amir Debt”). Accordingly, the Company has recognized $150,000 as salary expense and such amount is included in General and Administrative Expenses in the Consolidated Statement of Income for the nine months ended June 30, 2007. Should the Amir Debt not be satisfied after the expiration of the Term, the Company shall continue the $100,000 annual payment, all of which shall be allocated to the payment of the Amir Debt until the Amir Debt is fully satisfied. The Company reserves the right to prepay the outstanding Amir Debt in full at any time. Upon satisfaction of the Amir Debt in full, all payments to Mr. Amir under the Separation Agreement will cease. The Company has not made certain payments required by the Separation Agreement applicable to the Amir Debt.

In April 2007, the Company defaulted in respect to payments required by the Settlement Agreement with EV&T (see Note 7f. of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2006). As a result of the default, the interest rate increased from 5% to 12% and the full amount of the note and unpaid interest became due and payable.

During June 2007, the maturity date of the $100,000 note payable to First Regional Bank was extended to August 15, 2007. Mr. Amir has pledged certain of his personal assets as collateral for such note.

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

DALECO RESOURCES CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2007

6.	Subsequent Events

The Company has accepted two offers to purchase its interests in certain non-operated oil and gas properties. The sale transactions are expected to close by September 30, 2007, with aggregate proceeds to the Company of approximately $61,000.

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

Results of Operations:

For the three and nine months ended June 30, 2007, compared to the three and nine months ended June 30, 2006:

	Three Months Ended		Nine Months Ended
	2007	2006	2007	2006
Revenues	$341,186	$540,155	$938,103	$1,603,492
Net Loss	$(1,927,215)	$(497,272)	$(3,446,295)	$(1,647,791)
Oil and Gas Production and Cost Information:
Production:
Oil (Bbl)	1,163	2,925	4,053	9,572
Gas (Mcf)	20,383	33,188	58,482	86,043
Average Price:
Oil (per Bbl)	$69.41	$62.38	$59.26	$62.52
Gas (per Mcf)	$7.78	$9.05	$7.26	$9.49
Lease Operating Expense and Production Tax per Mcfe	$5.13	$4.94	$4.97	$4.72
_____
Bbl = One barrel of oil or condensate
Mcf = One thousand cubic feet
Mcfe = One thousand cubic feet gas equivalent

The decrease in oil and gas production is primarily a result of the assignment to Sonata Investment Company, LTD, of a portion of the Company’s interests in certain oil and gas properties (see the Notes to Consolidated Financial Statements included in the Form 10-KSB for the fiscal year ended September 30, 2006. Well management revenue has increased as a result of such assignment.

Minerals Exploration Expenses

Minerals exploration expenses were $36,751 and $82,941 for the three and nine months ended June 30, 2007, respectively. The Company did not incur minerals exploration expenses in the year ago periods. These expenses are primarily for costs associated with the exploration and quantification of mineral resources and mineral reserves.

Depreciation, Depletion and Amortization: Oil and Gas

Depreciation, depletion and amortization (“DD&A”) totaled $57,150 and $171,450 for the three and nine months ended June 30, 2007, and $162,917 and $471,818 for the three and nine months ended June 30, 2006, respectively. The decrease in DD&A is primarily a result of the decrease in oil and gas production.

Depreciation, Depletion and Amortization: Minerals

Depreciation, depletion and amortization totaled $194,563 and $583,689 for the three and nine months ended June 30, 2007, and $194,563 and $583,731 for the three and nine months ended June 30, 2006, respectively.

Stock Based Compensation Expense

The Company recorded stock based compensation expense of $139,390 and $420,390 during the three and nine months ended June 30, 2007, respectively. See Note 3 of the Notes to Unaudited Consolidated Financial Statements included in this interim report.

Bonus Expense

The Company recognized $1,197,491 and $1,327,491 of bonus expense during the three and nine months ended June 30, 2007, respectively. See Note 4 of the Notes to Unaudited Consolidated Financial Statements included in this interim report.

General and Administrative Expenses, Legal and Professional Fees and Shareholder Information Expenses

These expenses increased $118,043 (37%) and $332,020 (35%) for the three and nine months ended June 30, 2007, as compared to $318,761 and $936,035 for the three and nine months ended June 30, 2006, respectively. These increases are primarily attributed to the Company’s increased staff and increased professional fees related to potential acquisitions, resource development and regulatory compliance. Also, the Company recognized $150,000 as salary expense for the nine months ended June 30, 2007, in respect to the Separation Agreement as discussed in Note 4 of the Notes to Unaudited Consolidated Financial Statements included in this interim report.

Interest Expense

Interest expense increased $3,880 to $27,538 for the three months ended June 30, 2007, as compared to $23,658 for the three months ended June 30, 2006. This increase is primarily attributable to default interest rates associated with certain debt as the Company has defaulted on certain required payments.

Interest expense decreased $14,937 (18%) to $68,294 for the nine months ended June 30, 2007, as compared to $83,231 for the nine months ended June 30, 2006. This decrease is the result of the satisfaction of the Sonata Loan and other debt obligations offset partially by the increased rates discussed previously. See the Notes to Consolidated Financial Statements included in the Form 10-KSB for the fiscal year ended September 30, 2006.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to access cash. The Company has historically addressed its long-term liquidity requirements through the issuance of equity securities, through cash provided by operating activities and through borrowings or debt financing for certain activities.

During the nine months ended June 30, 2007, the Company’s cash used in operating activities was $442,111; however, Accounts Payable increased $572,327 during such period.

In an effort to address liquidity shortfalls, the Company is evaluating cost containment alternatives and the sale of certain oil and gas properties.

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

The Company has accepted two offers to purchase its interests in certain non-operated oil and gas properties. The sales transactions are expected to close by September 30, 2007, with aggregate proceeds to the Company of approximately $61,000.

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

Off-balance Sheet Arrangements

The Company has no “off-balance sheet arrangements” and does not expect to enter into any such arrangements in the foreseeable future.

Historical Cash Flow

The Company’s cash flow used in operating activities was $442,111 for the nine months ended June 30, 2007, as compared to cash provided of $112,502 for the year earlier period. Funds have been and are being deployed in efforts to enhance the commercial viability of the Company’s existing resource assets, to identify potential expansion opportunities and to retire obligations associated with the Company’s assets.

The Company’s net cash at June 30, 2007, decreased to $363,045, of which restricted deposits total $145,403. The restricted deposits support financial assurance requirements for the Company’s operations in certain states.

Other Sources of Cash

In October 2006, the Company completed a private placement of equity consisting of 400,000 shares of Common Stock at $0.51 per share. This private placement raised $204,000 for the Company. The Company utilized the proceeds of this private placement for its costs associated with the exploration and quantification of mineral resources and mineral reserves on a 500 acre portion of the Marfa zeolite deposit and to complete studies to be able to commence the production and delivery of ZeoCast (trademark application pending), a joint venture with Zinkan Enterprises, Inc., of Twinsburg, Ohio.

In June 2007, the Company completed a private placement of equity consisting of 726,670 shares of Common Stock and warrants to purchase 363,336 shares of Common Stock. This private placement raised $218,000 for the Company. The Company is utilizing the proceeds of this private placement for general working capital purposes. The Company intends to seek equity and/or debt financing, or a combination of both, to fund further acquisitions and continued development of its operations and assets.

Item 3. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) in effect as of the end of the period June 30, 2007, have concluded that its disclosure controls and procedures are effective to reasonably ensure that material information required to be disclosed by the Company in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission’s Rules and Forms and that such information is accumulated and communicated to Management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Chief Executive Officer and Chief Financial Officer confirm that the review of the Controls and Procedures was conducted at June 30, 2007.

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

In light of the size of the Company, its limited cash flow and the transparency of its actions, the Company has instituted a limited number of formal Controls and Procedures in addition to those required under the Sarbanes Oxley Act of 2002 related to the composition of its Board of Directors and the establishment of various Board Committees. These policies include (a) an Employee Manual outlining procedures including, but not limited to, employee dispute resolution and issues related to “controlled substances”, and (b) policies for handling and recording the transfer of funds.

Any problem which cannot be resolved internally or which an employee does not desire to discuss with a superior may be discussed with counsel or an independent member of the Board of Directors.

DISCLOSURE CONTROLS

The Company carried out its annual evaluation, initially under the supervision of its President/Chief Financial Officer and Chief Executive Officer and subsequently by the Board of Directors and the Audit Committee of the Board of Directors, to determine the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as Amended ("34 Act"). Based on those evaluations, the Company has concluded that the Company's disclosure controls and procedures were effective as of September 30, 2006, and the date of this Quarterly Report to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted by the Company under the '34 Act is recorded, processed, summarized, and reported within the time periods specified in the rules, regulations and forms promulgated by the Securities and Exchange Commission and to provide reasonable assurance that information required to be disclosed by the Company is accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding disclosure. No changes were made by the Company in its internal controls over financial reporting during the period ended June 30, 2007.

The Chief Financial Officer and the Chief Executive Officer, with the assistance of the Audit Committee, have established, consistent with the provisions of Rule 13a-15(f) and Rule 15d-15 of the '34 Act, a procedure and check list for the filing of all information and reports required by the Securities Exchange Act of 1934, as amended and the Sarbanes-Oxley Act ("SOX"). Since the Company employs only seven people as of the filing date, the responsibility for reporting and filing reports falls on the shoulders of the Company's President/Chief Financial Officer and its Chief Executive Officer. In addition to the mandatory filing requirements established by the Securities and Exchange Commission, OTC:BB (the exchange on which the Registrant's stock is traded) and SOX, the Registrant has taken the position that any transaction that could impact the value of the Company or the Company's stock by five percent or greater requires disclosure. All press releases are published by the Company only after submission to the Board of Directors and counsel for review, comment and approval.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This pronouncement is effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact, if any, that SFAS 159 will have on our financial position or results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior-year misstatements should be taken into consideration when quantifying misstatements in current-year financial statements for purposes of determining whether the current-year financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings if material. This pronouncement is effective at the end of our 2007 fiscal year. We do not expect the adoption of SAB 108 to have a material impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This pronouncement is effective at the end of our 2007 fiscal year. We are currently evaluating the impact that SFAS 158 will have on our financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This pronouncement is effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact, if any, that SFAS 157 will have on our financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact that FIN 48 will have on our financial position or results of operations.

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

c. June 2007 Private Placement.

In June 2007, the Company concluded a private placement of equity consisting of 726,670 shares of Common Stock and warrants to purchase 363,336 shares of Common Stock. This private placement raised $218,000 for the Company. The Company is utilizing the proceeds of this private placement for general working capital purposes. See the Company’s Form D as filed with the Securities and Exchange Commission on July 23, 2007.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

The Company's Common Stock is traded on the Over the Counter Market, Bulletin Board ("OTC:BB") symbol “DLOV.”

Item 6. Exhibits.

Exhibit
Number	Description	Located at

10.45	Sierra Kaolin TM Restated Development and Operating Agreement Among
Tecumseh Professional Associates, Inc., Tecumseh Industrial Minerals, LLC,
Daleco Resources Corporation, Clean Age Minerals, Inc., and C.A.
	Properties, Inc. dated June 7, 2007	Filed Herewith

31.1	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.1	Certification of CEO under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.2	Certification of CFO under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

The Registrant incorporates by reference its Exhibit List as attached to its Form 10-KSB for the fiscal year ended September 30, 2006, filed on January 12, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DALECO RESOURCES CORPORATION

Dated: August 9, 2007	/s/ Gary J. Novinskie
Gary J. Novinskie President and Chief Financial Officer

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DALECO RESOURCES CORPORATION

Date: August 9, 2007	/s/ Stephan V. Benediktson
Stephan V. Benediktson Chairman of the Board of Directors and Chief Executive Officer

Date: August 9, 2007	/s/ Gary J. Novinskie
Gary J. Novinskie President and Chief Financial Officer