Form 10KSB
period 2007-09-30
DALECO RESOURCES CORP
filed 2008-02-14
CIK 746967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission File Number 0-12214

DALECO RESOURCES CORPORATION
(Name of small business issuer in its charter)

Nevada	23-2860734
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

17 Wilmont Mews, 5th Floor	19382
West Chester, Pennsylvania	(Zip Code)
(Address of Principal Executive Offices)

Issuer’s telephone number: (610) 429-0181

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Shares, Par Value $.01
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year: $1,087,694

Aggregate market value of the Common Stock held by non-affiliates on December 31, 2007 was approximately $7,960,000 computed by reference to the average bid and asked price of these shares on that day.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Number of shares outstanding of the issuer’s Common Stock as of December 31, 2007: 43,081,346

Number of shares outstanding of the issuer’s Series B preferred stock as of December 31, 2007: 145,000

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

PART I

Item 1. Description of Business.

General

Daleco Resources Corporation (the “Company”) is a natural resources holding company whose subsidiaries are engaged in (i) the exploration, development and production of oil and gas; (ii) the exploration for and development of naturally occurring minerals; and (iii) the marketing and sales of such minerals and of patented products utilizing the Company’s minerals. The Company’s wholly owned subsidiaries include Westlands Resources Corporation, Deven Resources, Inc., DRI Operating Company, Inc., Tri-Coastal Energy, Inc., Clean Age Minerals, Inc., CA Properties, Inc., Sustainable Forest Industries, Inc. and The Natural Resources Exchange, Inc. The Natural Resources Exchange, Inc. and Sustainable Forest Industries, Inc. are dormant companies that have conducted no business in the past three fiscal years.

The Company’s assets consist of two separate categories: oil and gas and non-metallic minerals. The Company owns a patent related to its minerals.

The Company is a Nevada corporation and its Articles provide for authorized capital stock of 100,000,000 shares of common stock and 20,000,000 shares of preferred shares.

The Company, through its wholly owned subsidiaries, Westland Resources Corporation, DRI Operating Company and Deven Resources, Inc., owns and operates oil and gas properties in the States of Texas and West Virginia and the Commonwealth of Pennsylvania.

The Company does not refine any crude oil or market, at retail, any oil or petroleum products. The Company does not own any drilling rigs. All of its drilling activities are performed by independent drilling contractors on a contract basis.

Deven Resources, Inc. (“DRI”) is the managing general partner of Deerlick Royalty Partners L.P., a Delaware limited partnership which owns overriding royalty interests in the Deerlick Coalbed Methane Field, Tuscaloosa, Alabama. DRI is also the sole shareholder of DRI Operating Company which operates nine wells and has oil and gas interests in the State of West Virginia and in the Commonwealth of Pennsylvania.

As of September 30, 2007, the Company had interests in 38 wells, including three wells in which the Company owns an over-riding royalty interest, in the States of Texas and West Virginia and the Commonwealth of Pennsylvania. Throughout the twelve month period beginning October 1, 2006 and ending September 30, 2007, the Company has experienced an average decrease of 20% in the unit of production weighted average sales price it received for its oil and gas products as compared to the twelve month period beginning October 1, 2005 and ending September 30, 2006.

Clean Age Minerals, Inc., through its subsidiary, CA Properties, Inc. (collectively “CAMI”), owns fee interests, leasehold interests and federal mining claims containing non-metallic minerals in the states of Texas, New Mexico and Utah. CAMI is engaged in the exploration for and development of such minerals. CAMI intends to mine the minerals through the use of contract miners and arrangements with its joint venture partners. CAMI also owns the CA Series patented process and utilizes many of the minerals owned or under lease to CAMI for the cleansing, decontamination and remediation of air, water and soils.

OIL AND GAS

Definitions of Terms:

As used herein, the term:

“Gross”, as it applies to acreage or wells refers to the number of acres or wells in which the Company has a direct working interest.

“Horizontal Well” means a well drilled vertically from its surface to its objective depth and from that point drilled with special tools at an angle approximating 90 degrees from the bottom of the vertical hole, or drilled from such point at an angle which approximates that at which the beds of the objective formation lie, as opposed to a traditional vertical well, which is drilled vertically from the surface to its objective.

“Net”, as it applies to acreage or wells, refers to the sum of the fractional working interests owned by the Company in gross acres or gross wells.

“MMBTU”, “Bbls”, “Mcf” and “MMcf” mean million British thermal units, barrels, a thousand cubic feet, and a million cubic feet, respectively.

“Net Revenue Interest” means the share of gross income from such lease or well received by the owner.

“Proved Developed Reserves” are proved reserves which are expected to be recovered through existing wells with existing equipment and operating methods.

“Proved Reserves” are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recovered in future years from known oil and gas reservoirs under existing economic and operating conditions.

“Proved Undeveloped Reserves” are proved reserves which are expected to be recovered from new wells on undrilled acreage or from existing wells where relatively major expenditures are required for drilling and completion.

“Working Interest” means the share of costs borne by an owner in the lease or well.

Crude oil and condensate volumes are expressed in barrels that are equivalent to 42 United States gallons. Gas volumes are expressed in Mcf or MMcf as determined at 60 degrees Fahrenheit and the legal pressure base that prevails in the state in which the reserves are located.

Property Acquisition and Disposition

During fiscal 2007, the Company (i) did not acquire any new oil and gas properties or drilling prospects; (ii) acquired additional working interests from third parties in certain producing wells within the Company’s existing holdings; and (iii) disposed of non-operating working interests in certain producing wells in the states of Oklahoma and Texas. Within the oil and gas sector, the Company faces competition from entities possessing substantially larger financial resources and staffs. The demand for domestically produced oil and gas remains high and should remain at these levels in the foreseeable future especially in light of the turmoil in the Middle East, decreased production form Central America and political instability in South America. Domestic and increasing world demands, especially in the Pacific Basin, for crude oil and natural gas will continue to increase. The domestic oil industry is subject to the fluctuations inherent in the global energy industry. Pricing for domestic natural gas is not as volatile as is the pricing for crude oil. Natural gas and crude oil prices have fluctuated on the spot market and each is a commodity traded on the mercantile exchanges. However, most of the Company’s products (natural gas and crude) are under contracts that provide the Company with competitive pricing within its operating areas.

During fiscal 2008, the Company intends to focus on (i) identifying niche acquisition and developmental opportunities within the oil and gas sector that can be economically exploited; (ii) divesting marginal properties; and (iii) identifying third parties who will either individually or in conjunction with the Company develop the Company’s undeveloped leasehold interests or form other joint ventures.

Marketing and Production Oil and Gas, Delivery Commitment

The Company does not refine any petroleum products. All of its production is sold to a variety of customers, which include pipelines, oil and gas gathering firms and other purchasers, pursuant to written agreements. Generally, sales of oil and gas are made at prevailing market prices or tied to a benchmark price under long term contracts. Typically, oil purchase agreements are of short duration, and provide for market sensitive pricing. The Company is a party to two long-term gas sales contracts, which may be terminated on short notice if a price adjustment is unacceptable to the Company. The Company is not obligated to provide a fixed and determinable quantity of oil and gas under existing contracts or agreements.

The availability of a market for oil and gas produced from the properties of the Company and prices received are dependent upon numerous factors, substantially all of which are beyond the control of the Company. Such factors include the level of domestic production, the availability of imported oil and gas, actions taken by foreign producing nations, the availability of distribution and transportation facilities and capacity thereon, the availability and price of fuels competitive with oil and gas, world and domestic demand for oil and gas and refined products, governmental regulation and taxation. Such factors make it impracticable to predict with any degree of certainty future demand for or prices of the oil or gas produced by the Company.

Production of oil and gas is generally not considered to be of a seasonal nature, although severe weather conditions can temporarily curtail or preclude producing activities. Demand for natural gas is fairly constant over the entire year as a result of the increased demand for natural gas to fuel electric power generation and other commercial uses. Since November 2007, gas production from certain wells operated by the Company in West Virginia has been curtailed occasionally by the transporting pipeline. The Company has never experienced any other difficulties in selling any of its oil and gas.

Customers

The following table identifies the Company’s customers who purchased in excess of five percent (5%) of the Company’s oil or gas during the fiscal year ended September 30, 2007:

Name and Location of Purchaser		Percentage
Gulfmark Energy, Inc.	Houston, Texas	32%
ETC Texas Pipeline, Ltd.(1)	San Antonio, Texas	40%
Dominion Peoples Natural Gas and Dominion Hope Natural Gas	Richmond, Virginia	6%
Volunteer Energy Services, Inc.	Pickerington, Ohio	9%
Sage Energy Company	San Antonio, Texas	6%

(1)
The Company’s production of gas from its operated wells in the Giddings Field is sold to ETC Texas Pipeline, Ltd. pursuant to a long term contract expiring January 31, 2010, which covers a number of the Company’s Texas leases. Subject to various conditions, ETC has agreed to buy all of the Company’s gas produced from the Giddings Field. The Company receives eighty percent (80%) of the weighted average monthly sales price for liquid products extracted from gas delivered and eighty percent (80%) of the resale prices for dry gas. Prices received by the Company are subject to deductions for taxes, compression and similar charges.

The Company does not believe that the loss of any one of these customers would have a material adverse effect upon the Company’s revenues since there are numerous purchasers of oil and gas in the areas in which the Company operates.

Production

The following table summarizes the Company’s net oil and gas production for the periods indicated, shown in barrels (“Bbls”) and, thousand cubic feet (“Mcf”):

	Fiscal Year Ended September 30
	2007 (2)	2006 (1)
Texas:
Oil (Bbls)	4,663	10,864
Gas (Mcf)	44,361	75,167
Average Bbls/day	13	30
Average Mcf/day	122	206
Pennsylvania:
Gas (Mcf)	11,496	3,229
Average Mcf/day	31	9
West Virginia:
Gas (Mcf)	20,396	26,354
Average Mcf/day	56	72
Oklahoma:
Oil (Bbls)	421	1,466
Gas (Mcf)	2,734	8,190
Average Bbls/day	1	4
Average Mcf/day	7	22
TOTALS:
Oil (Bbls)	5,084	12,330
Gas (Mcf)	78,987	112,940
Average Bbls/day	14	34
Average Mcf/day	216	309

(1)
During 2006, the Company satisfied its indebtedness to Sonata Investment Company, LTD. Consistent with the provisions of the Second Amended Loan, Sonata requested and was assigned sixty-six and two thirds percent (66 2/3%) of all of Tri-Coastal Energy, LP’s oil and gas interests.

(2)	During 2007, the Company disposed of non-operating working interests in certain producing wells in the states of Oklahoma and Texas.

The following table summarizes for the periods indicated the average price per barrel (“Bbl”) of oil, the average price per thousand cubic feet (“Mcf”) of natural gas and average sales price and production (lifting) costs per gas equivalent. In determining the prices received by the Company, the revenues are attributed to the Company’s net revenue interests. Production costs incurred by the Company include production and severance taxes and expenses of operation attributable to the Company’s working interests. For the purpose of determining Mcf equivalents (“MCFE”), one Bbl of oil has been converted to gas equivalents at the rate of one Bbl per six Mcf.

	Fiscal Year Ended September 30
	2007	2006
Texas
Average Sale Price Per Bbl	$62.07	$62.46
Average Sale Price Per Mcf	$7.94	$8.79
Pennsylvania
Average Sale Price Per Mcf	$4.03	$9.12
West Virginia
Average Sale Price Per Mcf	$4.98	$9.48
Oklahoma
Average Sale Price Per Bbl	$62.68	$64.30
Average Sale Price Per Mcf	$5.18	$6.12
Combined Properties
Average Sale Price Per Bbl	$62.12	$62.68
Average Sale Price Per Mcf	$6.51	$8.76
Average Sale Price Per MCFE	$7.58	$9.43
Average Production Costs per MCFE	$4.27	$5.32

Wells and Acreage

The following tables set forth certain information as of September 30 (1) (2):

	Gross Wells		Net Wells
Well Count	2007	2006	2007	2006
Texas	26	29	9.83	9.64
Pennsylvania	2	2	2.00	2.00
West Virginia	7	7	2.41	2.41
Oklahoma	-	35	-	2.11
Total	35	73	14.24	16.16

	Gross Acres		Net Acres
Developed Acreage	2007	2006	2007	2006
Texas	3,550	4,357	1,259	771
Pennsylvania	1,280	1,280	1,280	1,280
West Virginia	2,480	2,480	693	693
Oklahoma	-	1,300	-	81
Total	7,310	9,417	3,232	2,825

	Gross Acres		Net Acres
Undeveloped Acreage	2007	2006	2007	2006
Texas	1,519	1,519	554	554
Pennsylvania	6,087	6,087	6,087	6,087
West Virginia	2,997	2,997	920	920
Oklahoma	-	1,120	-	43
Total	10,603	11,723	7,561	7,604

(1)
During 2006, the Company satisfied its indebtedness to Sonata Investment Company, LTD. Consistent with the provisions of the Second Amended Loan, Sonata requested and was assigned sixty-six and two thirds percent (66 2/3%) of all of Tri-Coastal Energy, LP’s oil and gas interests.

(2)	During 2007, the Company disposed of non-operating working interests in certain producing wells in the states of Oklahoma and Texas.

Drilling Activity

The Company did not participate in the drilling of any exploratory or development wells in fiscal 2007 or 2006. Such information should not be considered indicative of future performance of prospects of the Company. There is no necessary correlation between the number of producing wells, whether developmental or exploratory, completed during any period and the aggregate reserves or future net income generated.

Proved Reserves

The Company causes to be prepared an annual estimate of its oil and gas reserves. The Company has not filed reserves estimates with any United States authority or agency, other than estimates previously filed with the Securities and Exchange Commission.

The following tables set forth the net proved developed and undeveloped reserves of the Company as of September 30, 2007 and 2006. All of the reserves are located on-shore within the United States.

Reserve estimates for the Company’s properties as of September 30, 2007 were taken from a reserve report dated January 11, 2008 prepared by Hall Energy, Inc. of Magnetic Springs, Ohio, with the figures utilizing constant product prices in accordance with reporting requirements. The figures for the Company’s Texas and Oklahoma properties as of September 30, 2006 were taken from a reserve report dated December 15, 2006 prepared by Netherland, Sewell & Associates, Inc., independent petroleum engineers, with the figures utilizing constant product prices in accordance with reporting requirements. Reserve estimates for the Company’s properties located in Pennsylvania and West Virginia as of September 30, 2006 were taken from a reserve report prepared by Hall Energy, Inc. dated November 24, 2006, with the figures utilizing constant product prices in accordance with reporting requirements. Hall Energy, Inc. is an independent petroleum engineering concern with an emphasis in the Appalachian and Ohio Basins.

	September 30
	2007 (2)	2006 (1)
Net Proved Developed Reserves:
Oil (Bbls)
Texas	19,997	19,826
Oklahoma	-	3,462
Total	19,997	23,288
Gas (Mcf)
Texas	168,367	147,149
Oklahoma	-	20,327
Pennsylvania	21,976	10,861
West Virginia	289,631	301,796
Total	479,974	480,133
Net Proved Undeveloped Reserves:
Oil (Bbls)
Texas	64,904	77,066
Gas (Mcf)
Texas	188,603	237,661

(1)
During 2006, the Company satisfied its indebtedness to Sonata Investment Company, LTD. Consistent with the provisions of the Second Amended Loan, Sonata requested and was assigned sixty-six and two thirds percent (66 2/3%) of all of Tri-Coastal Energy, LP’s oil and gas interests.

(2)	During 2007, the Company disposed of non-operating working interests in certain producing wells in the states of Oklahoma and Texas.

Estimated Future Net Revenues and Present Worth

Estimated future net revenues of the Company’s net oil and gas reserves at the date indicated and the present worth thereof employing a ten percent (10%) discount factor is set forth in the following tabulation:

	September 30
	2007	2006 (1)
Future Net Revenues :
Proved Oil and Gas Reserves	$5,763,928	$4,780,208
Proved Developed Oil and Gas Reserves	$2,239,873	$2,440,608
Present Worth:
Proved Oil and Gas Reserves	$3,831,334	$2,918,062
Proved Developed Oil and Gas Reserves	$1,497,235	$1,589,062

(1)
During 2006, the Company satisfied its indebtedness to Sonata Investment Company, LTD. Consistent with the provisions of the Second Amended Loan, Sonata requested and was assigned sixty-six and two thirds percent (66 2/3%) of all of Tri-Coastal Energy, LP’s oil and gas interests.

The present value of estimated future net revenues set forth above is computed using the estimated future net revenues and a discount factor of ten percent (10%) over the projected life of each property.

Petroleum engineering is not an exact science. Information relating to the Company’s oil and gas reserves is based upon engineering estimates. Estimates of economically recoverable oil and gas reserves and of the future net revenues therefrom are based upon a number of variable factors and assumptions, such as historical production from the subject properties compared with production from other producing properties, the assumed effects of regulation by governmental agencies and assumptions concerning future oil and gas prices and future operating costs, severance and excise taxes, development costs, work-over and remedial costs, all of which may in fact vary from actual results. All such estimates are to some degree speculative, and classifications of reserves are only attempts to define the degree of speculation involved. For these reasons, estimates of the economically recoverable reserves of oil and gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net revenues expected therefrom, prepared by different engineers or by the same engineers at different times, may vary. The Company emphasizes that the actual production, revenues, severance and excise taxes, development expenditures and operating expenditures with respect to its reserves will likely vary from such estimates, and such variances may be material. Persons should not assume that the estimates of the Company’s future reserves are a guaranteed figure.

The present values shown above should not be construed as the current market value of the estimated oil and gas reserves attributable to the Company’s properties. In accordance with applicable requirements of the Securities and Exchange Commission, the estimated discounted future net revenues from proved reserves are based, generally, on prices and costs as of the date of the estimate, whereas actual future prices and costs may be materially higher or lower. Actual future net revenues also will be affected by factors such as actual production, supply and demand for oil and gas, curtailments or increases in consumption by gas purchasers, changes in governmental regulations or taxation, the impact of inflation on operating costs, general and administrative costs and interest expense. The timing of actual future net revenues from proved reserves, and thus their actual present value, will be affected by the timing of the incurrence of expenses in connection with development of oil and gas properties. In addition, the ten percent (10%) discount factor, which is required by the Commission to be used to calculate discounted future net revenues for reporting purposes, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the oil and gas industry. Discounted future net revenues, no matter what discount rate is used, are materially affected by assumptions as to the timing of future production and future expenses which may and often do prove to be inaccurate.

Reserves Reported To Other Agencies

There were no estimates or reserve reports of the Company’s proved domestic net oil or gas reserves filed with any governmental authority or agency other than the Securities and Exchange Commission during the fiscal years ended September 30, 2007 and 2006.

MINERAL INTERESTS

Definitions:

“Cu Yd” and “Cu M” mean units of volume in terms of Cubic Yards and Cubic Meters, respectively.

“Competent Person” is a person who is a member of a professional society for earth scientists or mineral engineers, or has other appropriate qualifications.

“Development Stage” means a party engaged in the preparation of an established commercially mineable deposit (reserves) for its extraction which is not in the production stage.

“Exploration Stage” means a party engaged in the search for mineral deposits (reserves) which is not in either the Development or Production Stage.

“Gross” means, as it applies to acreage or mining claims, the numbers of acres or mining claims in which the Company has a direct operating interest.

“Inferred Mineral Resource” is that part of a Mineral Resource for which tonnage, grade and mineral content can be estimated with a low level of confidence. It is inferred from geological evidence and assumed but not verified geological and /or grade continuity. It is based on information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes which is limited or of uncertain quality and/or reliability.1

“Indicated Mineral Resource” is that part of a Mineral Resource for which tonnage, densities, shape, physical characteristics, grade and mineral content can be estimated with a reasonable level of confidence. It is based on exploration, sampling and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings, and drill holes. The locations are too widely or inappropriately spaced to confirm geological continuity and/or grade continuity but are spaced closely enough for continuity to be assumed. 1

“Measured Mineral Resource” is that part of a Mineral Resource for which tonnage, densities, shape, physical characteristics, grade and mineral content can be estimated with a high level of confidence. It is based on detailed and reliable exploration, sampling and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings, and drill holes. The locations are spaced closely enough to confirm geological and/or grade continuity.1

“Mineral Reserve” is the economically mineable part of a Measured or Indicated Mineral Resource. It includes diluting materials and allowances for losses which may occur when the material is mined. Appropriate assessments, which may include feasibility studies, have been carried out and include consideration of and modification by realistically assumed mining, metallurgical, economic, marketing, legal, environmental, social and governmental factors. These assessments demonstrate at the time of reporting that extraction is reasonable justified. Mineral Reserves are sub-divided in order of increasing confidence into Probable Mineral Reserves and Proved Mineral Reserves. 1

“Mineral Resource” is a concentration or occurrence of material of intrinsic economic interest in or on the Earth’s crust (a deposit) in such form and quantity that there are reasonable prospects for eventual economic extraction. The location, quantity, grade, geological characteristics and continuity of a Mineral Resource are known, estimated or interpreted from specific geological evidence and knowledge. Mineral Resources are subdivided in order of increasing geological confidence, into Inferred, Indicated and Measured categories.1

“Mining Claims” are regulatory and/or legal descriptions of mineral property rights as defined by State and Federal Mineral Codes.

“Net”, as it applies to acreage mining claims, refers to the sum of the fractional ownership interests owned by the Company in gross acres mining claims.

“Production Stage” means a party engaged in the exploitation of a mineral deposit (reserve).

“Probable (Indicated) Reserves” are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) minerals, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) recoverable minerals, is high enough to assume continuity between points of observation.

__________________________
1 As defined in “A Guide for Reporting Exploration Information, Mineral Resources and Mineral Reserves” dated March 1, 1999, by The Society for Mining, Metallurgy and Exploration.

“Proven (Measured) Reserves” are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

“Reserve” is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

“Ton” means a unit of weight equal to 2,000 pounds (lbs.) or 906 kilograms.

General

The mining and marketing of non-metallic industrial minerals is highly competitive; however, the Company believes that the locations and quality of its mineral deposits will benefit its future development and sales efforts. The Company is not a Production Stage Company in respect to any of its minerals. It is a Development Stage company for a portion of its kaolin deposit in New Mexico and a portion of its zeolite deposit in Texas and is an Exploration Stage company in respect to the remainder of its mineral holdings. The Company’s ability to develop these mineral deposits is dependent on its success in bringing in strategic partners with experience in or a demand for specific minerals and raising capital through third parties. In fiscal year 2005, the Company entered into two agreements with Tecumseh Professional Associates (“TPA”) for the exploration, exploitation, development and marketing of its Sierra Kaolin™ and Calcium Carbonate. By letter dated May 4, 2006, TPA advised the Company of its intent not to continue as the operator of the Company’s Calcium Carbonate lease as of August 4, 2006. As such, the Development and Operating Agreement (Calcium Carbonate) terminated in its entirety. In June 2007, the Company and TPA entered into a Restated Development and Operating Agreement in respect to the Sierra Kaolin™. Under the Restated Development and Operating Agreement the Company and TPA continued the evaluation of the Sierra Kaolin™. The Company continued the evaluation of its remaining minerals, zeolite and calcium carbonate. The Company continues to market its zeolite based products such as its ReNuGen™, a product utilized in wastewater treatment applications. At September 30, 2007, the Company was and continues to be involved in discussions with one or more potential joint venture partner for the development and testing of additional zeolite based products and to provide capital for market introduction.

Mineral Deposits

Set forth below are the estimated Mineral Resources associated with the Company’s kaolin claims in Sierra County, New Mexico, zeolite leases and fee acreage in Presidio County, Texas, zeolite claims in Beaver County, Utah, and calcium carbonate lease in Cibola County, New Mexico. These Inferred Mineral Resources were evaluated and estimated by James Harrison, an independent professional mining engineer and Competent Person as of September 30, 2005.

State	Mineral	Gross Acres	Mineral Resource (millions of tons)
Texas	Zeolite	5,200	1,000
Utah	Zeolite	220	500
New Mexico	Calcium Carbonate	5,020	1,200
New Mexico	Kaolin	800	200

In fiscal 2004, CA Properties, Inc. filed approximately 23 Federal mining claims covering approximately 1,875 acres immediately adjacent to and surrounding its existing kaolin deposit in New Mexico. In fiscal 2005, the Company filed 8 Lode claims covering approximately 160 acres covering a portion of its existing holdings. The Company has maintained all of its claims during fiscal year 2007. The Company has not tested via coring or trenching operation the acreage associated with its additional mining claims. Therefore, it has not assigned additional resource quantities of kaolin beyond those associated with its base claim holdings of 800 acres, but will do so as development of its kaolin deposit progresses.

During fiscal 2007, KT Minerals, Inc. evaluated a portion of the zeolite minerals in Texas. Such evaluation covered 438 acres of the 5,200 acres. The reserves attributed to these 438 acres are 38.6 million tons are Proven (Measured) Reserves and 16.2 million tons of Probable (Indicated) Reserves.

Mineral Mining

The Company’s minerals are in a Development Stage and/or Exploration Stage and not in a Production Stage. The Company’s mineral extraction, when required, is conducted by third party contractors engaged by CAMI or its joint venture partners. The Company does not conduct any direct mining/extraction activities of its own. As such, the Company is subject to “pass through” costs for the mining, extraction, crushing or preparation of its minerals as its minerals products are distributed for sale. Likewise, the third party operator is solely responsible for the type of equipment utilized on each mineral site, subject to the third party contractor’s compliance with all Federal, state and local laws, regulations and ordinances for the conduct of operations, environmental protection and safety of operations. In February and March 2005, the Company entered into two contracts with Tecumseh Professional Associates, Inc. of Albuquerque, New Mexico (“TPA”), for the mining of the Company’s Sierra Kaolin™ claims and Mesa de Oro calcium carbonate lease. By letter dated May 4, 2006, TPA gave the Company notice, consistent with the Agreement covering the Mesa de Oro calcium carbonate lease, that it would not be continuing to act as the operator of the Mesa de Oro calcium carbonate lease as of August 4, 2006. During June 2007, the Company and TPA entered into a Restated Development and Operating Agreement in respect to the Sierra Kaolin™.

Marketing of Minerals

On February 14, 2005, March 11, 2005 and June 7, 2007 (see Exhibits 10.10, 10.12, and 10.17, respectively), the Company entered into agreements with TPA to mine, develop and market the Company’s calcium carbonate deposit minerals in Cibola County, New Mexico, and its Sierra Kaolin™ deposit minerals in Sierra County, New Mexico. By letter dated May 4, 2006, TPA gave the Company notice, consistent with the Agreement covering the calcium carbonate deposit, that it would not be continuing to act as the marketing agent for the Company’s calcium carbonate as of August 4, 2006. Under the Sierra Kaolin™ Restated Development and Operating Agreement dated June 7, 2007, TPA continues to operate the Company’s Sierra Kaolin™ prospect.

Kaolin. Through September 30, 2007, the Company did not produce commercial quantities of its Sierra Kaolin™. Sierra Kaolin™ was mined in sufficient quantities, in previous years, for testing by prospective customers. Under its Agreement with TPA, the pre-development evaluation program of the Company’s Sierra Kaolin™ claims continued during fiscal year 2007. This program focused on evaluating in detail approximately 32 acres (+/-1%) of the Company’s 2,720 acre mineral claim block which is most likely to be subjected to initial development. The initial phase of the program consisted of drilling 16 core holes (completed in fiscal year 2005) from which 1,442 feet of subsurface material was recovered. During fiscal year 2006, this subsurface material was broken down into over 600 samples which were subjected to detailed testing (second phase) at three different laboratories. The testing phase of the project included roughly 20,000 tests which now comprise an extensive Sierra Kaolin ™ data base. This data base was then utilized by the consulting firm of Pincock, Allen & Holt to develop detailed geologic and resources models of the Sierra Kaolin™ deposit test area. Based on this work, it was determined that the core tested area contained approximately 1.4 million tons of Indicated Mineral Resources and 2 million tons of Inferred Mineral Resource. During fiscal 2007, TPA proceeded with the next phase of the project which included (i) further work to quantify Measured Mineral Resources and Mineral Reserves; (ii) product identification and development; (iii) detail process flow sheets; and (iv) equipment specifications, as well as marketing and capital requirements. These activities will continue in fiscal 2008.

Limestone (Calcium Carbonate “Travertine”). During the 12 month period ended September 30, 2007, 1,810 tons of calcium carbonate were sold from the Company’s Limestone Lease block in Cibola County, New Mexico for use as ground cover aggregate. During fiscal year 2007, Denali Enterprises coordinated the deliveries of the aggregate material to local contractors from the Mesa Del Oro mine site. To facilitate the identification of additional markets, the Company contracted Hains Technology Associates (Hains) to perform a study of the opportunities for utilizing the calcium carbonate in the manufacturing of cement. The Hains study reviewed data available covering roughly 4,540 acres out of the 5,180 acres controlled by the Company and investigated potential market opportunities. Based on this work and after adjusting for the potential impact of ACEC (Areas of Critical Environmental Concern) designations in some sections of the held acreage, an estimated resource of approximately 477 million tons of high quality calcium carbonate was identified. The material was also determined to be suitable for the manufacture of cement. The study indicated that the regional cement market could absorb additional capacity over the near and intermediate term time frame. The Company is continuing to investigate alternatives to address this and other high volume markets.

Zeolite. Through September 30, 2007, the Company mined roughly 1,300 tons of material for the preparation of samples and test products. Roughly 65 tons have been sold or distributed as the Company’s trademarked ReNuGen™ zeolite based wastewater treatment product. The Company has also provided material for various environmental testing and waste purification projects and currently has approximately 1,000 tons available for product processing. During fiscal 2006, the Company initiated a confirmation geologic field mapping project and commenced a resource definition program, as well as a core hole drilling and sampling program to delineate Mineral Resources and Mineral Reserves in sufficient quantities to support large scale mining operations. These efforts targeted 438 acres of the 5,200 acres held by the Company which are most likely to be subjected to initial development. During fiscal 2007, KT Minerals, Inc. completed the evaluation of the target area. KT Minerals, Inc. has identified 38.6 million tons of Proven (Measured) Reserves, 16.2 million tons of Probable (Indicated) Reserves and 20.9 million tons of Inferred Mineral Resources. At September 30, 2007, the Company is also exploring alternatives for the development and marketing of additional zeolite based products for introduction into the industrial and environmental markets.

Marketing Agreements

In December 2004, the Company entered into a Memorandum of Understanding for development of Sierra Kaolin™ Deposit (“MOU”) with TPA for the management, development, exploration and marketing of the Company’s Sierra Kaolin™ claims, located in Sierra County, New Mexico (see Exhibit 10.9). Pursuant to the MOU, the Company and TPA entered into the Development and Operating Agreement (Calcium Carbonate) on or about February 14, 2005 (see Exhibit 10.10). By letter dated May 4, 2006, TPA advised the Company of its intent not to continue as the operator of the Company’s calcium carbonate lease as of August 4, 2006. As such, the Development and Operating Agreement (Calcium Carbonate) has terminated.

Under the Company’s March 11, 2005 and June 7, 2007 agreements with TPA (see Exhibits 10.12 and 10.17, respectively), TPA has assumed the duties to mine, test, exploit, and market the Company’s Sierra Kaolin™ deposit.

Management of the Company directs the development of the Company’s zeolite and calcium carbonate minerals and participates in the decisions regarding the development and marketing of its Sierra Kaolin™.

Government Regulations

Oil and Gas

There are statutory and/or regulatory provisions regulating the Company’s oil and gas operations. These statutes allow administrative agencies to promulgate regulations in connection with the development, production and sale of oil and gas, and to establish allowable rates of production.

The Company’s activities are subject to laws and regulations relating to environmental quality and pollution control. Although the cost of compliance with such legislation and regulations has not been material to date, such laws and regulations could substantially increase the cost of carrying on these activities and could prevent or delay the commencement or continuance of a given operation. The Company believes that existing legislation and regulations have had no material adverse effect on its present method of operations. In the future, federal, state and local environmental controls may require the Company to make significant expenditures, but neither the probability nor the magnitude of the expenditures, if any, can be predicted.

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

The Company does not believe that its environmental risks are materially different from those of comparable companies in the oil and gas industry. The Company believes that it is in substantial compliance with all existing rules and regulations. No assurance can be given, however, that environmental laws will not, in the future, result in more onerous regulations causing a market increase in the cost of production, development and exploration or otherwise adversely affect the Company’s operations or financial ability to maintain its existing reserves. Although the Company maintains insurance coverage for certain liabilities, to include insurance to cover specific environmental risks, such as seepage or discharge, other environmental risks may not be fully insurable.

Mineral Interests

The Company’s activities are subject to Federal and state laws and regulations relating to environmental quality and pollution control as well as safety rules as prescribed by Occupational Safety and Health Association. At present, the Company does not intend to engage in mining activities on its own. The Company intends to retain, and has to date retained, the services of outside contractors to carry out such activities (see the agreements with TPA as set forth as Exhibits 10.9, 10.10, 10.12 and 10.17). The Company intends to enter into a new agreement with a yet unidentified party to develop the Mesa de Oro calcium carbonate lease. The Company believes that such practices will result in substantial savings in the future. The Company’s contract miner for its calcium carbonate deposits in New Mexico and Zeolite deposits in Texas have obtained mining permits covering a portion of the property. Most of the Company’s mineral interests in New Mexico (limestone and kaolin) and Utah (zeolite) are on either Federal land or lands administered by the Bureau of Indian Affairs (“BIA”). As such, the Company must also comply with the rules and regulations imposed for the development of Federal mining leases or BIA leases. The Marfa Properties (zeolite) in Texas are on fee and leased acreage and are subject to Federal and state laws and regulations governing open pit extraction.

Transportation

Oil and Gas

Currently the majority of the Company’s gas is sold to interstate carriers. The Company moves its gas to the interstate carriers over a gathering system owned by the Company or joint venture partners in the Company’s wells. The Company has experienced no difficulty in moving or selling its gas. The Company is not a regulated interstate/intrastate carrier of natural gas and as such it is not a regulated pipeline under the National Gas Policy Act of 1983, the National Gas Act of 1938 or as a common carrier by applicable state agencies.

Mineral Interests

All of the Company’s mineral deposits are serviced by all weather paved or unpaved roads. The Marfa zeolite property in Texas is adjacent to a railroad line that can be utilized to transport minerals to market. The Mesa de Oro calcium carbonate deposit is in close proximity to a railroad siding junction but would require over-land transportation. The Utah zeolite and New Mexico Sierra Kaolin™ deposits also have access to rail lines but will require over-land transport prior to rail transport.

Partnerships

Deven Resources, Inc. sponsored Deerlick Royalty Partners L.P. which was formed in April 1993. As the managing general partner, Deven Resources, Inc. is subject to full liability for the obligations of the partnership although it is entitled to indemnification to the extent of the assets of the partnership. Since “partnership programs” constitute a “security” under the Securities Act of 1933, Deven Resources, Inc. is also subject to potential liability for failure to comply with applicable federal and state securities laws and regulations.

Deerlick Royalty Partners L.P. owns overriding royalty interests covering 2,043 gross acres in the Deerlick Creek coalbed methane field, Tuscaloosa County, Alabama. Deerlick Royalty Partners L.P. is structured on a carried participation basis.

Tri-Coastal Energy, L.P., a Delaware limited Partnership, of which Tri-Coastal Energy, Inc. was the sole general partner and Westlands Resources Corporation was the sole limited partner, was dissolved in 2007. This limited partnership had been formed for the purposes of the Heller financing and served no other purpose.

Acquisitions/Mergers

During the past two fiscal years, the Company has not participated in any acquisitions or mergers.

Stock Purchase Agreement

Terra Silex Agreement

On September 20, 2001, the Company entered into a Stock Purchase Agreement (see Exhibit 10.2) with Terra Silex Holdings, LLC (“Terra Silex”) pursuant to which the Company agreed to sell Terra Silex up to 1,800,000 shares of the Company’s Common Stock at a price of $1.25 per share. At the time of the Terra Silex Agreement, the market price of the Company’s Common Stock was $1.05.

The Terra Silex Agreement provided for the purchase of the common stock in three (3) tranches. At closing, Terra Silex acquired 400,000 shares. The second tranche was to have closed within sixty (60) days, subject to Terra Silex’s satisfactory completion of its due diligence. However, Terra Silex requested an extension. The second tranche for 400,000 shares did close on November 20, 2001. The third tranche was to have closed within 60 days of the closing of the second tranche. On February 15, 2002, Terra Silex advised the Company that it would not fund the third tranche. As such, the warrant to which Terra Silex was entitled under its stock purchase agreement was capped at 250,000 shares. This warrant has an exercise price of $1.25 per share and expires on December 31, 2006. By action of the Board of Directors on December 14, 2006, the expiration dated for the Terra Silex Warrant was extended until September 16, 2007. Terra Silex did not exercise its warrant either in whole or in part.

The Terra Silex Agreement included a provision (Section 6.3, Dilution Protection Rights) by which Terra Silex was granted the right to acquire shares of the Company’s Common Stock at the same price as offered to third parties in a “Block Sale” (as such term is defined in the Terra Silex Agreement). As a result of the Company’s private placement of 6,500,000 shares of Common Stock on September 16, 2005, Terra Silex was entitled to acquire 200,241 shares of Common Stock.  Terra Silex exercised such right in December 2006.

Marketing Agreement

On February 14, 2005, March 11, 2005, and June 7, 2007 (see Exhibits 10.10, 10.12 and 10.17, respectively), the Company entered into agreements with TPA to mine, develop and market the Company’s calcium carbonate deposit minerals in Cibola County, New Mexico, and its Sierra Kaolin™ deposit minerals in Sierra County, New Mexico. By letter dated May 4, 2006, TPA gave the Company notice, consistent with the Agreement covering the Mesa de Oro calcium carbonate lease, that it would not be continuing to act as the marketing agent for the Company’s calcium carbonate as of August 4, 2006. Under the Restated Development and Operating Agreement, dated June 7, 2007, TPA continues to operate the Company’s Sierra Kaolin™ prospect.

Management of the Company continues to direct the development efforts pertaining to its zeolite and calcium carbonate mineral deposits.

Patent

C.A. Series

CAMI is the owner of U.S. Patent No. 5,387,738, upon which an engineered product is based which utilizes all naturally occurring non-hazardous minerals for the remediation of sites contaminated with hazardous and/or toxic materials. Typically, the remediation of these sites is necessary in order to meet quality control regulation for air, land and water enforced by the Environmental Protection Agency and various other state and Federal environmental regulatory agencies. The patented engineered products are marketed by CAMI under the trademark of the CA Series. Each of these engineered environmental products is designed for specific project site requirements based on the nature of the on-site contaminant, the size of the project and specific treatment requirements.

The CA Series have been proven effective, through the use of a catalytically enhanced chemical exchange process, in permanently changing many hazardous metals to a non-hazardous state and, through molecular sieve and/or absorption processes, in removing (“site remediation”) many hazardous hydrocarbon and nitrate contaminants.

The processing of contaminate materials using the patented CA Series technology is designed as an on-site operation. Internal studies have shown that because the CA Series of engineered products are designed to be used at the remediation project site, substantial cost savings can be generated as compared to other remediation methods requiring extraction, removal and incineration. The on-site use of CA engineered products can provide a complete and permanent environmental cleanup of the hazardous materials in that the “treated” materials are converted into non-hazardous permanently non-leachable substances that can remain in place. Through laboratory and field tests, the CA Series engineered products have been proved to be effective in the remediation of contamination caused by hydrocarbons and petroleum products, chemicals as well as toxic metallic compounds in rendering the toxic and hazardous materials to a permanently non-toxic and non-hazardous stage.

Trademarks

The Company has applied for Trademarks governing the CA Series of Products CA-1 through CA-6. The Company has applied for the trademark for the Company’s “ReNuGen™”, a product used to enhance the efficacy of conventional waste water treatment plants and has obtained the trademark Sierra Kaolin™ to cover its New Mexico Kaolin. The Company has filed for a trademark for its “Oro Grande Gold™” covering one of its calcium carbonate products. The Company applied for and was granted the trademark, “ZeoCast”, for a product to be developed in respect to the Company’s zeolite deposit.

Employees

At September 30, 2007, the Company had six employees. The Company employs the services of consulting scientists, geologists and engineers, as well as those of nonaffiliated operating companies that conduct the actual oil and gas field operations and mineral extraction/processing. The Company operates its oil and gas wells in the States of Texas and West Virginia and the Commonwealth of Pennsylvania from its Pennsylvania office utilizing contract pumpers to perform actual field operations. The Company’s non-operated wells are monitored out of the Company’s Pennsylvania office. The Company’s mineral leases, fee interest and claims are operated by contract mining entities and are monitored by its Pennsylvania office and by TPA under its agreement covering the Company’s Sierra Kaolin™. The Company considers its relations with its consultants to be satisfactory. On December 31, 2006, the Company closed its Los Angeles office.

Item 2. Description of Property

OIL AND GAS INTERESTS

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

Alabama

Deerlick Royalty Partners, L.P., a Delaware limited partnership for which Deven Resources, Inc. acts as the managing general partner, owns an overriding royalty interest in the Deerlick Creek Field, Tuscaloosa County, Alabama, in the Black Warrior Basin.

Oklahoma

In fiscal year 2004, the Company sold non-operated interest in 34 wells located in Potontoc County, Oklahoma. These wells were determined to be marginally economic to the Company compared to their abandonment liabilities and, therefore, were divested for the assumption of those liabilities. During fiscal 2007, the Company disposed of its undivided working interest in 35 non-operated wells located in Kay, Hughes and Noble Counties, Oklahoma. The Company owns no properties in Oklahoma at September 30, 2007.

Operating Hazards and Uninsured Risks

The Company’s oil and gas operations are subject to all of the risks normally incident to the exploration for and production of oil and gas, including mechanical failures, blow-outs, cratering, pollution and fires, each of which could result in damage to or destruction of oil and gas wells or production facilities or damage to persons and property. While the Company maintains a $3,000,000 all risks liability policy in amounts that it believes are adequate, the insurance may not cover all potential operational risks. The occurrence of a significant event not fully insured against could have a material adverse effect on the Company’s financial position. In the coming year, the Company plans to seek participation in certain types of exploratory or developmental drilling prospects. In these instances, the Company has historically expanded its insurance coverage to cover the specific risk associated with those types of operations. The Company will continue to conduct its normal day-to-day activities as operator of its wells.

Title to Oil and Gas Properties

The Company’s interests in producing and non-producing acreage are in the form of direct or indirect interests in leases. Each of its properties is subject to customary royalty interests in amounts prevailing in the area in which the oil and gas lease was taken, overriding royalty interests, liens incident to operating agreements, liens for current taxes and other burdens and mineral encumbrances and restrictions. The Company believes that none of these burdens materially interferes with the use of such properties, in the operation of the Company’s business or the profitability of the Company’s investment therein.

As is customary in the oil and gas industry, only a preliminary investigation of title is made at the time of acquisition of undeveloped properties. Detailed investigations are generally made, including, in most cases, receiving a title opinion of local counsel, prior to the commencement of drilling operations. A thorough examination of title was performed with respect to substantially all of the Company’s producing properties. Also, prior to the acquisition of properties, the Company will and has received an opinion of title, satisfactory to counsel to the Company, on a majority (in value) of the assets to be acquired. The Company believes that it has defensible title to substantially all of its properties.

MINERAL INTERESTS

Minerals Holdings

Through its wholly owned subsidiary, CAMI, the Company owns leases, mining claims and a fee simple interest to Mineral Resources in non-metallic industrial minerals located in the States of Texas, New Mexico and Utah. Title and rights in the properties are held by CA Properties, Inc. (“CAPI”), a wholly owned subsidiary of CAMI.

Texas

Marfa Zeolite

CAPI is the lessee under a 5,200 acre lease containing high grade zeolite, located approximately 40 miles south of Marfa, Presidio County, Texas. The lease terms call for royalty payments of $3.00 per ton of zeolite removed from the property with a minimum royalty of $30,000 per year. CAPI has the option to terminate the annual royalty payments by paying a lump sum of $400,000. CAPI owns, in fee, approximately 100 acres of land encompassed by and contained within the bounds of the 5,200 acre zeolite leasehold. During fiscal 2007, the Company paid the minimum royalty of $30,000.

Location

The Company’s zeolite deposit is located 29 miles south of Marfa, Texas, on State Highway 67, then 2 miles west on an all weather dirt road. A railroad is immediately adjacent to the Company’s lease and fee mineral interests. The Company’s lease and fee mineral holdings are on private property. For a map of the location of the Company’s zeolite deposit, see Exhibit 99.1.

Geologic Setting

The zeolite bearing formation is an altered tuffaceous material that is exposed in several road cuts in the area. The zeolite present is the mineral Clinoptilolite.

New Mexico

Mesa de Oro (Calcium Carbonate)

CAPI is the lessee under a lease covering 5,020 acres of proven (measured) recoverable calcium carbonate deposits in the form of high grade Travertine, located in the Oro Grande area, Cibola County, New Mexico, some 40 miles southwest of Albuquerque, New Mexico. Included in the above are 1,660 acres of U.S. Government leases while the remainder is privately owned. Effective August 3, 2007, CAPI and the lessor entered into the Third Amendment To Limestone Mining Lease and Agreement which included a provision to extend the lease for five years and so long thereafter as paying quantities (as defined therein) are being produced. The lease calls for royalty payments of $0.50 per ton or 4% of gross sales for material removed, whichever is the greater. Royalties on public lands call for $0.50 per ton or 3% of gross sales, whichever is the greater. The lease requires an annual lease rental of $10,800 and the payment of the annual maintenance fees to the Bureau of Land Management. The lease also requires a quarterly minimum payment based on a CPI adjusted formula. In fiscal 2007, the total payments associated with the annual lease rental, quarterly minimum payment and claim fees amounted to approximately $23,675.

Location

The limestone lease is located approximately 45 miles southwest from the center of Albuquerque, NM, and 13 miles south of State Highway 6 (west of Las Lunas). The limestone lease is located approximately 15 miles from a railroad siding. The Company’s Limestone Lease is bounded by the Laguna Pueblo Indian Reservation on the North, the Acoma Indian Reservation on the West and the Alamo Indian Reservation is about fifteen miles to the South. For a map of the location of the Company’s Limestone Lease, see Exhibit 99.1.

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

Sierra Kaolin™

CAPI owns mining claims on 2,720 acres, located in Sierra County, New Mexico, encompassing its Sierra Kaolin™ deposit. The Federal leases call for a royalty payment of 7% of net proceeds derived from mining operations. There is also an overriding royalty interest of 7% out of mining operations payable to the former owner of these leases. $2,125 was paid to the Bureau of Land Management (“BLM”) in 2007 to maintain CAPI federal mineral claims. TPA paid this in accordance with the provisions of the Sierra Kaolin™ Operating License. In addition, the Company acquired lobe mining claims on certain of its existing holdings that encompass 160 acres.

Location

The Sierra Kaolin™ claims are located on a paved road near Winston, NM, some 40 miles west of Truth or Consequences, NM. The claims are located on Federal Lands administered by the Bureau of Land Management. For a map of the location of the Company’s Kaolin claims, see Exhibit 99.1.

Geologic Setting

The Sierra Kaolin™ project lies near the eastern margin of the Datil-Mogollon volcanic field, a region dominated by Tertiary caldera-related volcanic rocks.

The Sierra Kaolin™ is considered to be a primary hydrothermal deposit that was formed in situ. The Sierra Kaolin™ is part of an advanced argillic alteration assemblage that includes kaolinite (AI4(Si4O10)(OH)8); and related mineral species possible including dickite and halloysite; alunite (KAI3(OH)8(SO4)2); and chalcedonic and/or opaline quartz (hydrous amorphous silica).

Utah

Beaver Zeolite

CAPI owns 11 zeolite mining claims covering approximately 220 acres of zeolite located in Beaver County, Utah. The zeolite in this deposit is also considered high grade. During fiscal year 2007, the Company paid $1,375 to the Bureau of Land Management to maintain its federal mining claims.

Location

The Beaver zeolite claims are located on a paved road (State Highway 153) 18 miles east of Beaver, Utah. The claims are on Federal Lands administered by the Bureau of Land Management. For a map of the location of the Company’s Utah zeolite claims, see Exhibit 99.1.

Geologic Setting

The deposit is geologically located in an altered tuffaceous formation associated with widespread volcanic activity of the area.

Mining

The Company has periodically extracted calcium carbonate and zeolite from its deposits through the use of contract miners. The mining of all of the Company’s mineral deposits is exclusively conducted through surface mining. The quantities of extracted volumes were commensurate with demands for the minerals and to comply with the Company’s lease obligations. The Company, under its agreements with Tecumseh Professional Associates (“TPA”) (see Exhibits 10.10, 10.12 and 10.17) extracted sufficient quantities of Sierra Kaolin™ for qualitative and quantitative analysis of the mineral’s commercial properties. All of the extraction of the Company’s current mineral holdings is expected to be done by surface mining. At each of the locations, the areas disturbed by extractive operations have been limited to initial ten acre permit sites in New Mexico and under 100 acres in Texas in accordance with applicable state regulations.

The Company intends to extract either on its own or in conjunction with a strategic partner its New Mexico Mesa de Oro calcium carbonate to service existing markets on an as needed basis. The Company’s Texas zeolite deposit will be mined on a periodic basis to meet existing obligations and to support development of new and emerging markets. Initial production of the Company’s Sierra Kaolin™ has been conducted by TPA for testing. Commercial development and marketing will be conducted in accordance with the Sierra Kaolin™ Restated Development and Operating Agreement (See Exhibit 10.17).

At the present time, as a result of its limited activities on its mineral properties, the Company believes that the reclamation costs currently associated with its activities are less than $250,000.

Item 3. Legal Proceedings.

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

During August 2007, a complaint was filed against DRI Operating Company (“DRIOC”) in the Circuit Court of Tucker County, West Virginia, seeking an accounting and other information regarding certain wells operated by DRIOC in Tucker County, West Virginia. In September 2007, DRIOC entered into an Agreed Order to provide such information. As part of the Consent Order, DRIOC agreed to transfer the Cooper #1 Well (a non-producing well) to Franklyn R. Engler, the originating geologist, or the owner of the underlying oil and gas Lease. In October 2007, Mr. Engler agreed to accept the transfer of the Cooper #1 Well.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2007.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

DESCRIPTION OF SECURITIES

Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 100,000,000 shares of common stock, par value $0.01 per share, and 20,000,000 shares of preferred stock, par value of $0.01 per share. Below is a description of the Company’s outstanding securities, including common stock, preferred stock, options, warrants and debt.

Common Stock

Each holder of the Company’s common stock is entitled to one vote for each share held of record. Holders of common stock have no preemptive, subscription, conversion, or redemption rights. Upon liquidation, dissolution or winding-up, the holders of common stock are entitled to receive the Company’s net assets pro rata. Each holder of common stock is entitled to receive ratably any dividends declared by the board of directors out of funds legally available for the payment of dividends. The Company has not paid any dividends on its common stock and does not contemplate doing so in the foreseeable future. The Company anticipates that any earnings generated from operations will be used to finance its growth. As of the fiscal year ended September 30, 2007, the Company had 43,081,346 shares of common stock outstanding.

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock, par value $0.01 per share. As of September 30, 2007, there were: no shares of Series A preferred stock issued and outstanding; 145,000 shares of Series B preferred stock issued and outstanding.

Series B 8% Cumulative Convertible Preferred Stock. The Series “B” Cumulative Convertible Preferred Stock has a face value of $10.00 per share with no voting power. This preferred stock can be converted to common stock at 85% of the average of the 5 days before the date of conversion with a minimum amount of $1.25 per share.

Market Information

The Company’s Common Stock trades on the NASDAQ Over the Counter Market, Bulletin Board (“OTCBB”). The symbol for the Company’s shares is DLOV. As of September 30, 2007, there were approximately 1,800 holders of record (inclusive of brokerage house “street accounts”) of the Company’s Common Stock. The following table shows the high and low closing bid prices as quoted on the OTCBB for the fiscal quarters indicated and the quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The Company’s fiscal year ends September 30.

2007	High	Low
First Quarter	$0.68	$0.48
Second Quarter	$0.60	$0.43
Third Quarter	$0.45	$0.27
Fourth Quarter	$0.31	$0.20

2006	High	Low
First Quarter	$0.54	$0.41
Second Quarter	$1.17	$0.42
Third Quarter	$1.16	$0.53
Fourth Quarter	$0.89	$0.52

Holders

Common Equity

As of September 30, 2007, the current outstanding amount of shares of common stock was 43,081,346 with approximately 1,800 holders of record (inclusive of brokerage house “street accounts”).

Preferred Equity

As of September 30, 2007, there were no Series A Preferred shares issued and outstanding and there were sixteen holders of the 145,000 shares of Series B Preferred Stock issued and outstanding.

Dividends

The Company has never paid a dividend on its common stock. The Company has no plans to pay any dividends on its common stock in the near future. The Company intends to retain all earnings, if any, for the foreseeable future for use in its business operations. Dividends have been paid on the Company’s Series B Preferred Stock in shares of Common Stock at the time of conversion.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information as of September 30, 2007 regarding equity compensation plans:

Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	800,000	$0.51	0
Equity compensation plans not approved by security holders	0	-	0
Total	800,000	$0.51	0

(1)	See the 2007 Director Compensation Table included in Part III - Item 10.

Recent Sales of Unregistered Securities

May 2005 Kane Bridge Loan Financing

On or about May 10, 2005, the Company issued 250,000 shares of Common Stock to four individuals as a fee for providing $50,000 in financing to the Company under certain loan agreements (“Kane Bridge Loans”). The funds provided were utilized by the Company to make its initial payment on the outstanding obligation to the Kanes. See litigation above.

The initial payment of the Company’s obligation to the Kanes on or before May 2, 2005, was mandated and set forth in that certain agreement dated as of February 17, 2005 (See the Company’s Form 10-KSB for fiscal year 2004 and its quarterly reports on Form 10-Q-SB). Two of the lenders were Directors of the Company, Mr. Roche and Mr. Knoll. All of the individuals are existing shareholders. The Kane Bridge Loans were one year loans. The shares issued bear a restrictive legend. The four individuals were granted 50,000 shares for each $10,000 in principal that they provided to the Company. At the time of his making the Kane Loan, Mr. Roche had not been appointed to the Board of Directors. As of September 30, 2006, all of these loans have been paid in full.

September 2005 Private Placement

On September 21, 2005, the Registrant closed a private placement offering for 6,500,000 shares of the Registrant’s Common Stock pursuant to an Exemption under Section 506 of Regulation D. The Offering was for Units consisting of 20,000 shares of Common Stock at $0.25 per share plus warrants for the purchase the Registrant’s Common Stock. The Investors are entitled to Warrants for one share of Common Stock for each two (2) shares of Common Stock purchased pursuant to the Offering in the first year after the purchase of the Common Stock (“Participation Warrants”) and Contingent Warrants for one share of Common Stock for each two (2) shares of Common Stock purchased pursuant to the Offering in the second year after the purchase of the Common Stock and the exercise of the Participation Warrants (“Contingent Warrants”). The price per Unit was $5,000 with a minimum purchase of five (5) Units ($25,000). On September 16, 2006, the Board of Directors extended the expiration date for the Participation Warrants until December 31, 2006, and the expiration Date for the Contingent Warrants until December 31, 2007. By action of the Board of Directors on December 14, 2006, the expiration date for the Participation Warrants was further extended until September 16, 2007, and the expiration date for the Contingent Warrants was extended until September 16, 2008. The Participation Warrants expired unexercised and therefore the Contingent Warrants have also expired.

The Common Stock issued under the Offering is unregistered, bears a restrictive legend and is subject to certain piggyback registration rights and demand registration rights.

The proceeds of the Offering, $1,625,000, were used to satisfy the Registrant’s obligation to retire its Class A Preferred Stock (See “Kane Litigation”, footnote 14(a) to the Registrant’s Annual Report of Form 10-KSB for the period ended September 30, 2004, and footnote 14(a) to the Company’s quarterly report for the period ended June 30, 2005) and for general working capital.

The Offering was sold primarily by officers and directors of the registrant. As such, only limited commissions ($26,950 in cash or stock) were paid to placement agents. All investors are accredited investors and were required to execute a subscription document attesting to that fact. The investors were both existing shareholders of the Registrant and new investors. Legal fees of $12,000 were paid to counsel for the Registrant.

Reference is made to the Company’s filing with the SEC on Form D, filed on September 22, 2005. With respect to the sale of unregistered securities referenced above, all transactions were either exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 (the “1933 Act”) and Regulation D promulgated under the 1933 Act or covered by the Company’s registration statement on Form SB-2 effective as of November 7, 2002. In each instance, the purchaser had access to sufficient information regarding the Company so as to make an informed investment decision. More specifically, the Company had a reasonable basis to believe that each purchaser was an “accredited investor” as defined in Regulation D of the 1933 Act and otherwise had the requisite sophistication to make an investment in the Company’s securities for each unregistered sale of Stock.

Terra Silex Holdings Ltd, LLC Anti-dilution Shares

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

October 2006 Private Placement

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

June 2007 Private Placement

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

Options and Warrants

Options(1) to Purchase Common Stock

	Fiscal 2007	Fiscal 2006
Outstanding and Exercisable at beginning of period	4,400,000	2,350,000
Granted(2) (3) (4) (5) (6) (7) (8) (9)	1,000,000	2,050,000
Canceled	-	-
Expired (2) (10) (11) (12)	(1,650,000)	-
Exercised	-	-
Outstanding and Exercisable at end of period(13)	3,750,000	4,400,000

(1)
Effective October 1, 2005, the Company accounts for all stock-based compensation (options) in accordance with the Financial Accounting Standard Boards Statement of Financial Accounting Standards No. 123(R) (SFAS 123R). Under SFAS 123R, the fair value of stock options and compensation costs are measured as of the grant date.

(2)
Richard A. Thibault was granted an option to purchase 500,000 shares of stock at an exercise price of $0.48 per share in his employment contract dated March 10, 2006, but effective as of January 15, 2006. See Exhibit 10.44, attached to the Company’s Form 8-K dated March 13, 2006. In June 2006, Mr. Thibault voluntarily resigned as an officer of the Company; accordingly, options for the purchase of 300,000 shares of stock (including the option discussed in footnote 6 below) expired before September 30, 2007.

(3)	David L. Matz was granted an option to purchase 250,000 shares of stock at an exercise price of $0.47 per share in his employment contract dated January 23, 2006.

(4)
During fiscal 2006, William Pipkin was granted an option to purchase 200,000 shares of stock at an exercise price of $0.43 per share under the Company’s Non-qualified Independent Director Stock Option Plan.

(5)
During fiscal 2006, Charles T. Maxwell was granted an option to purchase 200,000 shares of stock at an exercise price of $0.48 per share under the Company’s Non-qualified Independent Director Stock Option Plan.

(6)
On September 19, 2006, the Board of Directors granted the following officers of the Company options to purchase shares of stock at an exercise price of $.75 per share: Stephan V. Benediktson, 200,000 shares; Nathan K. Trynin, 200,000 shares; Dov Amir, 200,000 shares; Gary J. Novinskie, 200,000 shares; David L. Matz, 50,000 shares; and Richard A. Thibault, 50,000 shares.

(7)	On March 7, 2007, the Board of Directors granted an option to Stephan V. Benediktson for the purchase of 600,000 shares of stock at an exercise price of $0.48 per share.

(8)	Richard W. Blackstone was granted an option to purchase 200,000 shares of stock at an exercise price of $0.67 per share in his employment contact dated October 4, 2006.

(9)
During fiscal 2007, David A. Grady was granted an option to purchase 200,000 shares of stock at an exercise price of $0.28 per share under the Company’s Non-qualified Independent Director Stock Option Plan.

(10)	On September 30, 2007, an option (held by a former officer of the Company) to purchase 1,000,000 shares of stock expired.

(11)
In August 2007, Stephan V. Benediktson and Nathan K. Trynin voluntarily resigned their respective positions with the Company; accordingly, options to purchase of 200,000 shares of stock (the unvested portions of the options discussed in footnote 6 above) expired before September 30, 2007. The balance of their options expired unexercised in November 2007.

(12)
During fiscal 2007, an option (held by a former director of the Company pursuant to the Company’s Non-qualified Independent Director Stock Option Plan) for the purchase of 150,000 shares of stock expired.

(13)
Of the options to purchase 3,750,000 shares outstanding as of September 30, 2007, 2,700,000 shares are held by current officers, directors and employees of the Company (“Insiders”). The exercise prices for the options held by Insiders range from $0.28 per share to $0.85 per share.

Warrants to Purchase Shares of Common Stock

Warrants to purchase 3,185,641 shares of Common Stock are outstanding at September 30, 2007 and consist of the following:

Issuance	Expiration Date	No. of Shares	Exercise Price Per Share
Financing Sources (1) (5)	December 31, 2007	822,305	$0.55-$1.05
Conley Warrants (2)	February 26, 2008	300,000	$0.13
Anthony Warrants (2)	February 26, 2008	200,000	$0.13
TPA Warrants (3)	November 29, 2007	1,500,000	$0.50
June 2007 Private Placement Warrants (4)	June 21, 2009	363,336	$1.00

(1)
Financing Sources - On July 21, 1998, warrants to purchase 263,638 shares (expiring on November 20, 2003) were granted to four persons who lent the Company a total of $145,000. At September 30, 2007, warrants to purchase a total of 136,364 shares are outstanding. The warrants expired unexercised on December 31, 2007.

On November 28, 2001, warrants to purchase a total of 435,941 shares were granted to Sonata Investment Company, Ltd. (395,273 shares) and Standard Energy (40,668 shares) as consideration for entering into the Loan Conversion Agreement dated August 1, 2001. The Loan Conversion Agreement extended the date by which the Company had to satisfy its obligations to both Sonata Investment Company, Ltd. (“Sonata”) and Standard Energy Company (“Standard”) and granted both Sonata and Standard the right to convert the debt into common stock of the Company at such time as the Company advised Sonata and Standard of its intent to satisfy the Company’s obligations to one or both entities. Sonata and Standard are entities affiliated with each other. The exercise price is at $1.05 per share. The Sonata and Standard Warrants were to have expired August 1, 2002. The Company agreed to extend the termination date of the Sonata and Standard Warrants until July 31, 2004, in exchange for Sonata’s relinquishing its twenty percent (20%) interest in the net profits of the Company’s subsidiary Sustainable Forest Industries, Inc. These extensions have resulted in a $100,000 charge to the statement of loss in fiscal 2002. The Sonata warrants were further extended until December 31, 2007, as additional consideration under the Second Amendment to the Heller Loan. The warrants expired unexercised on December 31, 2007.

Sonata was granted an additional warrant to purchase 250,000 shares at a price of $0.906 per share under the Second Amendment to the Heller Loan. This warrant expired unexercised on December 31, 2007.

(2)
Conley & Anthony Warrants - On February 27, 2003, warrants to purchase 300,000 shares at a price of $0.13 per share were granted to each of Robert Conley and Bob Anthony in consideration of their consultation and individual expertise in regard to product development and application market identification with regard to the Company’s potential Sierra Kaolin™ and zeolite products respectively. On July 3, 2006, Mr. Anthony exercised a portion of his warrant (100,000 shares) and he retained warrants to purchase 200,000 shares. These warrants expire on February 26, 2008.

(3)
TPA Warrants - In accordance with the provisions of the First Amended Memorandum of Understanding (Sierra Kaolin™ Development) dated March 11, 2005, Tecumseh Professional Associates, Inc (“TPA”) was granted the right to acquire 1,500,000 shares at a price of $0.50 per share for $80,000 (“TPA Warrants”). The TPA Warrant has a term of three years with an expiration date of November 29, 2007. These warrants expired unexercised.

(4)
June 2007 Private Placement Warrants - Under the terms of the June 2007 Private Placement (see Sales of Securities above), investors were issued a warrant to purchase of one share for each two shares of Common Stock purchased in the Private Placement. The warrant is exercisable during the first two years after the close of the Private Placement.

(5)
On December 21, 2007, Sonata loaned the Company $75,000 pursuant to a promissory note of same date. The Company issued warrants for the purchase of 822,305 shares of stock at an exercise price of $0.55 per share. The warrants expire on December 31, 2010.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Annual Report on Form 10-KSB contains forwarding-looking statements, within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.

The following discussion is intended to inform the Company’s existing and potential security holders generally of some of the risks and uncertainties that can affect the Company and to take advantage of the “safe harbor” protection for forward-looking statements afforded under Federal securities laws. From time to time, management or persons acting on behalf of the Company make forward-looking statements to inform existing and potential security holders about the Company. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “plan,” “good” or other words that convey the uncertainty of future events or outcomes. Except for statements of historical or present facts, all other statements contained in this report are forward-looking statements. The forward-looking statements may appear in a number of places and include statements with respect to, among other things: business objectives and strategic plans; operating strategies; acquisition strategies; drilling wells; oil and gas reserve estimates (including estimates of future net revenues associated with such reserves and the present volume of such future net revenues); estimates of future production of oil, natural gas and minerals; expected results or benefits associated with recent acquisitions; marketing of oil, gas and minerals; expected future revenues and earnings, and results of operations; future capital, development and exploration expenditures; expectations regarding cash flow and future borrowings sufficient to fund ongoing operations and debt service, capital expenditures and working capital requirements; nonpayment of dividends; expectations regarding competition; impact of the adoption of new accounting standards and the Company’s financial and accounting systems; and effectiveness of the Company’s control over financial reporting.

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

The factors described under “Risk Factors” in the Company’s Annual Report on Form 10-KSB for the period ending September 30 of each year could cause actual results to differ materially from those expressed in forward-looking statements, including, without limitation, the following:

•	volatility of the market price for both crude oil and natural gas;
•	volatility of the market price for the Company’s minerals;
•	market capacity and demand for the Company’s minerals;
•	the timing, effects and success of the Company’s acquisitions, exploration and development activities;
•	the timing and marketability of production;
•	effectiveness of management’s strategies and decisions;
•	competition;
•	changes in the legal and/or regulatory environment and/or changes in accounting standards; policies and practices or related interpretations by auditors and/or regulatory agencies;
•	climatic conditions; and
•	unanticipated problems, issues or events.

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

Results of Operations:

Fiscal year ended September 30, 2007, compared to fiscal year ended September 30, 2006:

	2007	2006

Revenues	$1,087,694	$2,017,901

Net Loss	$(4,941,144)	$(6,168,963)

Oil and Gas Production and Cost Information:
Production:
Oil (Bbl)	5,084	12,330
Gas (Mcf)	78,987	112,940
Average price:
Oil (per barrel)	$62.12	$62.68
Gas (per Mcf)	$6.51	$8.76
Lease Operating Expenses and Production Tax per Mcfe	$4.27	$5.32
____________________________________________
Bbl = Barrels of oil
Mcf = One Thousand cubic feet of gas
Mcfe = One Thousand cubic feet of gas equivalent

The decrease in oil and gas production is primarily a result of the assignment to Sonata Investment Company, LTD, of a portion of the Company’s interests in certain oil and gas properties (see the Notes to Consolidated Financial Statements). Well management revenue has increased as a result of such assignment.

The decrease in Lease Operating Expenses and Production Tax per Mcfe is primarily the result of the decrease in Lease Operating Expenses in fiscal 2007. Such expenses were greater in fiscal 2006 primarily as a result of the workover expenses incurred to maintain and enhance production of the Company’s properties in Texas.

Minerals Operations

The Company is not a Production Stage Company in respect to any of its minerals. It is a Development Stage company for a portion of its kaolin deposit in New Mexico and a portion of its zeolite deposit in Texas and is an Exploration Stage company in respect to the remainder of its mineral holdings.

Minerals Exploration Expenses

Minerals exploration expenses were $89,455 for fiscal 2007. The Company did not incur minerals exploration expenses in fiscal 2006. These expenses are primarily for costs associated with the exploration and quantification of mineral resources and mineral reserves.

Minerals Operating Expenses and Other Costs

Minerals operating expenses and other costs increased to $394,621 for fiscal 2007 as compared to $42,629 for fiscal 2006. The increase is primarily attributable to the write-off of prepaid royalties related to the calcium carbonate property of $289,835 in fiscal 2007. Effective August 3, 2007, CA Properties, Inc. and the lessor entered into the Third Amendment To Limestone Mining Lease and Agreement which included provisions (1) to extend the lease for five years and so long thereafter as paying quantities (as defined therein) are being produced and (2) reduce the amount of previous payments to the lessor that were classified as prepaid royalties. The lease also requires a quarterly minimum payment based on a CPI adjusted formula. In fiscal 2007, the total payments associated with the annual lease rental, quarterly minimum payment and claim fees amounted to $23,675. Such payments applicable to fiscal 2006 were made by the then joint venture partner.

Depreciation, Depletion and Amortization: Oil and Gas

Depreciation, depletion and amortization (“DD&A”) totaled $228,600 and $855,615 for fiscal 2007 and 2006, respectively. The decrease in DD&A is primarily a result of the decrease in oil and gas production and the reduction in costs subject to DD&A as a result of the assignment, effective July 1, 2006, by Tri-Coastal Energy, LP to Sonata of an undivided sixty-six and two thirds percent of Tri-Coastal Energy, LP’s oil and gas interests.

Depreciation, Depletion and Amortization: Minerals

Depreciation, depletion and amortization expenses were $778,252 for fiscal 2007 as compared to $778,294 for fiscal 2006.

Stock Based Compensation

Upon the adoption of SFAS 123R, the Company recorded compensation expense for fiscal 2007 and 2006 of $480,079 and $853,000, respectively relating to stock options granted to directors, officers and employees. The compensation costs are based on the fair value at the grant date.

The fair value of the options has been estimated by using the Black-Scholes option-pricing model with the following assumptions: risk free interest rates between 3.14% and 4.72%; expected life of three to seven years; and expected volatility between 56% and 184%.

Bonus Expense

The Company recognized $1,373,831 of bonus expense in fiscal 2007. See Note 11 of the Notes to Consolidated Financial Statements.

General and Administrative Expenses, Legal and Professional Fees and Shareholder Information Expenses

These expenses increased 8% to $1,848,095 for fiscal 2007 as compared to $1,713,232 for fiscal 2006. The increase is primarily attributed to the Company’s increased staff and increased professional fees and other costs related to potential acquisitions. Also, the Company recognized $150,000 as salary expense for fiscal 2007 in respect to the Separation Agreement as discussed in Note 11 of the Notes to Consolidated Financial Statements.

Interest Expense

Interest expense increased 21% to $136,794 for fiscal 2007 as compared to $112,985 for fiscal 2006. This increase is primarily attributable to default interest rates associated with certain debt as the Company has defaulted on certain required payments. See Notes 7, 8 and 11 of the Notes to Consolidated Financial Statements.

Impairment of Securities Available for Future Sale

During fiscal 2007, the Company recognized $178,930 as Impairment of Securities Available for Future Sale. Such amount of loss was reclassified out of Accumulated Other Comprehensive Loss into loss for the period as a result of the Company’s assessment of the permanent impairment of the underlying investment.

Non-cash Value of Debt Determinable at Termination

Under the terms of the Second Amended Loan Agreement with Sonata Investment Company, LTD, upon its satisfaction of the Sonata Loan on June 8, 2006 (See Note 8 to the Company’s Financial Statements), Sonata had the right to request an assignment of an undivided sixty-six and two thirds percent of Tri-Coastal Energy, LP’s oil and gas interests. Sonata made that request and in August 2006, and effective July 1, 2006, Tri-Coastal Energy, LP assigned to Sonata an undivided sixty-six and two thirds percent of Tri-Coastal Energy, LP’s oil and gas interests. Accordingly, the Company recognized $2,213,000 during fiscal 2006 as non-cash value of debt determinable at termination.

Liquidity and Capital Resources

Liquidity is a measure of a Company’s ability to access cash. The Company has historically addressed its long-term liquidity requirements through the issuance of equity securities, through cash provided by operating activities and through borrowings or debt financing for certain activities.

During fiscal 2007, the Company’s cash used in operating activities was $510,754; however, Accounts Payable increased $1,168,116 during such fiscal year.

In an effort to address the liquidity shortfall, the Company has instituted cost containment procedures (primarily staff related), sold certain of its oil and gas properties, and is evaluating the sale of certain additional oil and gas properties.

The prices the Company receives for its oil and gas and the level of production have a significant impact on the Company’s cash flows. The Company is unable to predict, with any degree of certainty the prices the Company will receive for its future oil and gas production and the success of the Company’s exploration, exploitation and production activities. Increases in the sales of the Company’s minerals, which to date have been mined, will also affect cash flow.

At present, the Company does not have in place a credit facility or other line of credit upon which it may draw. As operating activities increase, the Company will evaluate the need for such a credit facility. For desired acquisitions or project enhancements, the Company must seek project specific financing. With the expiration of the Sonata Loan, none of the Company’s properties is encumbered.

The Company has accepted two offers to purchase its interests in certain non-operated oil and gas properties. The sales transactions closed in September 2007 with aggregate proceeds to the Company of $67,845.

Acquisition and Growth

The efforts of the Company and TPA to evaluate the Sierra Kaolin™ deposit have progressed during fiscal 2007. The confirmation core evaluation program was completed and third party consultants have provided certified mineral resource estimates. Work continues on product identification and process flow sheet design. During fiscal 2007, the Company initiated efforts to provide mineral resource and mineral reserve estimates for a portion of its Marfa zeolite deposit in Texas.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements and does not anticipate entering into any such arrangements in the foreseeable future.

Historical Cash Flow

The Company’s cash used for operating activities was $510,754 for fiscal 2007 and $545,249 for fiscal 2006. Funds have been and are being deployed in efforts to enhance the commercial viability of the Company’s existing resource assets, to identify potential expansion opportunities and to retire obligations associated with the Company’s assets.

The Company’s net cash at September 30, 2007 totaled $224,267. Restricted cash deposits, which support financial assurance requirements for the Company’s operations in certain states, totaled $143,978 at September 30, 2007.

The Company’s net cash decreased by $93,476 and $1,099,141 during fiscal 2007 and 2006, respectively. However, Accounts Payable increased $1,168,116 and $418,636 during fiscal 2007 and 2006, respectively. During fiscal 2007, the Company defaulted on certain required payments (see Notes 6, 7 and 11 of the Notes to Consolidated Financial Statements). Further, subsequent to September 30, 2007, the Company has defaulted in the payment of a portion of the salaries required pursuant to certain employment agreements (see Note 13 of the Notes to Consolidated Financial Statements).

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

In June 2007, the Company completed a private placement of equity consisting of 726,670 shares of Common Stock and warrants to purchase 363,336 shares of Common Stock. This private placement raised $218,000 for the Company. The Company utilized the proceeds of this private placement for general working capital purposes. In September 2007, the Company sold certain of its oil and gas properties with aggregate proceeds to the Company of $67,845. The Company is evaluating the sale of certain additional oil and gas properties. On December 21, 2007, Sonata loaned the Company $75,000 pursuant to a promissory note of same date. The Company issued warrants for the purchase of 822,305 shares of stock at an exercise price of $0.55 per share. The warrants expire on December 31, 2010.

The Company continues to seek equity and/or debt financing, or a combination of both, for general working capital purposes and to fund further acquisitions and continued development of its operations and assets.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002 (“SOX”) is the first major revision to the securities laws since the enactment of the Securities Act of 1933 and the Securities and Exchange Act of 1934. The SOX, promulgated in large part in response to the Enron/Worldcom demise, covers a variety of measures all of which will not be covered here. The SOX is applicable to all publicly traded reporting companies no matter how small or large. The SOX provides for additional controls such as the chief executive officer’s certificate regarding the accuracy of the Company’s financial statements and providing for a criminal penalty for making a false statement to the certification by an executive officer that the financial statements do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which the statement were made, not misleading with respect to the period covered by the annual report. The certification also requires that the Chief Executive Officer of the Company certify that the financial statements and other materials presented in the annual report fairly present all material aspects of the financial condition, results of operations and cash flows of the Company as of and for the periods covered by the annual report. This requirement exceeds the previous requirement that the financial statements merely be presented in accordance with generally accepted accounting principles.

The Company believes that it has historically provided its financial information in this fashion, having separately reported and presented each segment of the Company’s business for the past few years.

The SOX requires that a “Disclosure Committee” be established. This committee considers the materiality of information and determines disclosure obligations on a timely basis. This committee is the Company’s “watchman” for public disclosures. The Company has designated the Board of Directors as the Committee. The Company has six employees and four independent directors. All parties are intricately involved in the decision making processes at the Company and no disclosure or decision not to disclose information is made without the input of inside management, counsel and the Board of Directors.

Because the drafting and approval of all of the Company’s reports is a collective process, the provisions of the SOX to establish an independent Disclosure Committee, a Disclosure Control Monitor, to conduct internal drafting sessions, distribution of draft reports and dealing with internal trading policies are presently either not applicable or are already implemented, have been and are part of the Company’s operating procedures. The SOX also provides for certain controls on auditors and the accounting industry. The Company only utilizes its auditors for auditing purposes. As such, the Company feels that it is and will continue to be in full compliance with the final regulations promulgated by the Securities and Exchange Commission (“SEC”) under the SOX.

The SEC has acknowledged that a “one-size fits all” approach to establishing effective disclosure controls and procedures is not appropriate and has now prescribed specific disclosure controls and procedures. The SEC expects each company to develop a process that is consistent with its business and internal management and supervisory practice. The Company believes that it has fully complied with the intent of the SOX and Regulations promulgated by the SEC.

All phases of the Company’s operations are subject to certain influences outside of the Company’s control. Any one, or a combination, of these factors could materially affect the results of the Company’s operations. These factors include: competitive pressures, inflation, trade restrictions, interest rate fluctuations and other capital market conditions, weather, future and options trading, and the availability of natural resources and services from other sources. Forward-looking statements are made by or on behalf of the Company utilizing available knowledge of its business and the environment in which it operates, but because of the factors listed above, as well as other environmental factors over which the Company has no control, actual results may differ from those in the forward-looking statements. Consequently, all of the forward-looking statements made are qualified in their entirety by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effect on the business and/or operations of the Company.

Item 7. Financial Statements and Supplemental Financial Information.

The following financial statements and schedules are included herein:

Audited Financial Statements and Supplemental Financial Information:

*	Report of Independent Registered Public Accounting Firm

*	Consolidated Balance Sheets

*	Consolidated Statements of Income

*	Consolidated Statements of Cash Flow

*	Consolidated Statements of Shareholders’ Equity

*	Notes to Consolidated Financial Statements

*	Report of Independent Registered Public Accounting Firm On Supplemental Financial Information

*	Schedule V - Property, Plant and Equipment

*	Schedule VI - Accumulated Depreciation, Depletion and Amortization of Property, Plant and Equipment

Other Supplemental Information (Unaudited):

*	Estimated Net Quantities of Proven Oil and Gas Reserves

*	Standardized Measure of Discounted Future Net Cash Flow from Estimated Production of Proved Oil and Gas Reserves

*	Summary of Changes in Standardized Measure of Discounted Future Net Cash Flows

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Daleco Resources Corporation

We have audited the accompanying consolidated balance sheets of Daleco Resources Corporation and subsidiaries as of September 30, 2007 and September 30, 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Daleco Resources Corporation and subsidiaries as of September 30, 2007 and 2006, and the results of their operations and cash flows for each of the years in the two-year period ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Vasquaz & Company, LLP

Los Angeles, California
February 12, 2008

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2007 AND 2006

	2007	2006
ASSETS
Current Assets:
Cash and Equivalents	$224,267	$317,743
Accounts Receivable - net of allowance for doubtful accounts of $150,000 in 2006	391,200	394,323
Other Current Assets	7,424	8,813
Total Current Assets	622,891	720,879
Other Assets:
Technology and Patent Rights	6,594,500	6,594,500
Accumulated Amortization of Technology and Patent Rights	(4,044,712)	(3,467,260)
Net Technology and Patent Rights	2,549,788	3,127,240
Equity Placement Costs	35,750	35,750
Accumulated Amortization of Equity Placement Costs	(24,599)	(13,282)
Net Equity Placement Costs	11,151	22,468
Securities Available for Future Sale	5,700	38,001
Restricted Cash Deposits	143,978	146,099
Prepaid Mineral Royalties- long-term	460,000	719,835
Interest Receivable	97,076	49,556
Total Other Assets	3,267,693	4,103,199
Property, Plant and Equipment:
Oil and Gas Properties, at cost	5,276,563	5,324,222
Accumulated Depreciation, Depletion and Amortization	(4,303,047)	(4,138,292)
Net Oil and Gas Properties	973,516	1,185,930
Mineral Properties, at cost	12,609,100	12,609,100
Accumulated Depreciation, Depletion and Amortization	(800,000	(600,000)
Net Mineral Properties	11,809,100	12,009,100
Equipment, Furniture and Fixtures, at cost	191,151	162,708
Accumulated Depreciation	(164,151)	(156,782)
Net Equipment, Furniture and Fixtures	27,000	5,926
Total Net Property, Plant and Equipment	12,809,616	13,200,956
TOTAL ASSETS	$16,700,200	$18,025,034

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2007 AND 2006

	2007	2006
LIABILITIES AND SHAREHOLDERS’ EQUITY Current Liabilities:
Accounts Payable	$2,204,133	$1,142,398
Federal and State Income Taxes Payable	192,427	86,046
Notes Payable	-	35,284
Note Payable - Related Party	45,485	45,485
EV&T Note - Current Portion	567,213	156,000
Notes Payable - First Regional Bank	100,000	100,000
CAMI Notes	514,881	514,881
Accrued Interest Expense	464,546	420,172
Accrued Dividend Expense	1,602,915	1,802,915
Accrued Expense Reimbursements	49,327	100,446
Accrued Bonus Expense	1,373,831	-
Accrued Salary Expense	991,002	904,267
Total Current Liabilities	8,105,760	5,307,894
Long Term Liability: Long Term Debt - EV&T	-	496,524
TOTAL LIABILITIES	8,105,760	5,804,418
SHAREHOLDERS’ EQUITY
Preferred Stock - 20,000,000 shares authorized
Series A Preferred Stock (outstanding: none)	-	-
Series B Convertible Preferred Stock - par value $0.01 per share (outstanding: 2007 - 145,000 shares; 2006 - 165,000 shares)	1,450	1,650
Common Stock - 100,000,000 shares authorized - par value $0.01 per share (outstanding: 2007 - 43,081,346; 2006 - 41,423,635 shares)	430,813	414,236
Additional Paid in Capital	44,911,213	43,759,251
Accumulated Deficit	(36,173,036)	(31,231,892)
Subscriptions Receivable	(576,000)	(576,000)
Accumulated Other Comprehensive Loss	-	(146,629)
TOTAL SHAREHOLDERS’ EQUITY	8,594,440	12,220,616
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$16,700,200	$18,025,034

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED SEPTEMBER 30, 2007 AND 2006

	2007	2006
Revenues:
Oil and Gas Sales	$830,267	$1,762,827
Royalty Receipts	51,251	70,449
Mineral Sales	33,266	24,601
Well Management Revenue	172,910	160,024
Total Operating Revenues	1,087,694	2,017,901
Expenses:
Lease Operating Expenses - Oil and Gas	422,674	832,917
Exploration Expenses - Minerals	89,455	-
Operating Expenses and Other Costs - Minerals	394,621	42,629
Production and Severance Taxes - Oil and Gas	44,902	161,855
Depreciation, Depletion and Amortization	1,013,421	1,633,909
Third Party Distributions - Oil and Gas	30,103	60,435
Stock Based Compensation Expense	480,079	853,000
Bonus Expense	1,373,831	-
General and Administrative Expenses	1,469,217	1,293,102
Legal and Professional Fees and Expenses	337,957	362,188
Shareholder Information Expenses	40,921	57,942
Amortization of Debt Placement Costs	-	164,533
Amortization of Equity Placement Costs	11,317	11,633
Total Expenses	5,708,498	5,474,143
Other Income (Expense):
Interest and Dividend Income	52,447	63,381
Interest Expense	(136,794)	(112,985)
Non-cash Value of Debt Determinable at Termination	-	(2,213,000)
Gain on Sale of Oil and Gas Properties	49,868	-
Impairment of Securities Available for Future Sale	(178,930)	-
Cost of Other Services Performed	-	(311,400)
Total Other Income (Expense), Net	(213,409)	(2,574,004)
Loss Before Income Taxes	(4,834,213)	(6,030,246)
Taxes based on Income	(106,931)	(138,717)
Net Loss	(4,941,144)	(6,168,963)
Basic and Fully Diluted Net Loss per share	$(0.12)	$(0.15)
Weighted-average number of shares of Common Stock Outstanding	42,459,606	40,972,402

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
YEARS ENDED SEPTEMBER 30, 2007 AND 2006

	2007	2006
Cash Flows From Operating Activities:
Net Loss	$(4,941,144)	$(6,168,963)
Adjustments to Reconcile Net Loss to Net Cash Used In Operations:
Depreciation, Depletion and Amortization	1,013,421	1,633,909
Amortization of Debt and Equity Placement Costs	11,317	176,166
Provision for Bad Debts	-	50,000
Bonus Expense	1,373,831	-
Stock Based Compensation Expense (Credit)	480,079	853,000
Non-cash Value of Debt Determinable at Termination	-	2,213,000
Non-cash Charge for Issuance of Securities	-	311,400
Gain on Sale of Assets	(49,868)	-
Impairment of Securities Available for Future Sale	178,930	-
Changes in Operating Assets and Liabilities:
Other Current Assets	1,389	(4,949)
Pre-paid Mineral Royalties	259,835	(65,268)
Restricted Cash Deposits	2,121	(12,021)
Receivables	(44,397)	75,442
Accounts Payable	1,168,116	418,636
Other Accrued Expenses	35,616	(25,601)
Net Cash Used in Operating Activities	(510,754)	(545,249)
Cash Flows From Investing Activities:
Purchases of Fixed Assets	(62,606)	(135,519)
Proceeds from Sale of Oil and Gas Assets	67,845	-
Net Cash Provided By (Used In) Investing Activities	5,239	(135,519)
Cash Flows From Financing Activities:
Payment on Notes due Related Parties	-	(25,000)
Payments on Other Notes and Debt	(120,595)	(540,703)
Increase (Decrease) in Accrued Interest	44,374	(12,872)
Proceeds of Equity Issuances	488,260	160,202
Net Cash Provided By (Used In) Financing Activities	412,039	(418,373)
Net Change in Cash and Equivalents	$(93,476)	$(1,099,141)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
YEARS ENDED SEPTEMBER 30, 2007 AND 2006

	2007	2006
Net Change in Cash and Equivalents	$(93,476)	$(1,099,141)
Cash and Equivalents at Beginning of Year	317,743	1,416,884
Cash and Equivalents at End of Year	$224,267	$317,743

Supplemental Information:
Income Taxes paid	$-	$52,671
Interest Paid	59,576	$125,032

Supplemental Disclosure of Non-cash Transactions:
Issuance of Common Stock for Services Performed	$-	$331,701
Payment of Dividends in-kind	$200,000	$22,421
Conversion from Preferred Stock to Common Stock	$200,000	$200,000

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED SEPTEMBER 30, 2007 AND 2006

	Series B Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated	Subscrip-tions	Accumulated Other Compre-hensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Loss	Equity
Balance, September 30, 2005	185,000	$1,850	40,343,043	$403,430	$42,415,834	$(25,062,929)	$(576,000)	$(25,617)	$17,156,568
Issuance of Common Stock in connection with private placements			137,200	1,372	32,928				34,300
Conversion of Series B Preferred Stock to Common Stock	(20,000)	(200)	160,000	1,600	(1,400)				--
Issuance of Common Stock in payment of Series B Preferred Stock dividends			17,937	179	22,242				22,421
Issuance of Common Stock pursuant to the exercise of stock warrants			165,455	1,655	45,153				46,808
Issuance of warrant to purchase 1.5 million shares					86,094				86,094
Issuance of Common Stock to Special Committee of the Board Directors			600,000	6,000	305,400				311,400
Other Comprehensive Loss								(121,012)	(121,012)
Stock-based Compensation expense					853,000				853,000
Net loss						(6,168,963)			(6,168,963)
Balance, September 30, 2006	165,000	$1,650	41,423,635	414,236	43,759,251	(31,231,892)	(576,000)	$(146,629)	12,220,616
Issuance of Common Stock pursuant to private placements			1,126,670	11,267	410,733				422,000
Conversion of Series B Preferred Stock to Common Stock	(20,000)	(200)	160,000	1,600	(1,400)				--
Issuance of Common Stock in payment of Series B Preferred Stock dividends			160,000	1,600	198,400				200,000
Issuance of Common Stock to Terra Silex Holdings, LLC			200,241	2,002	48,058				50,060
Issuance of Common Stock in payment of certain debt			10,800	108	16,092				16,200
Other Comprehensive Loss								(32,301)	(32,301)
Impairment of securities								178,930	178,930
Stock-based Compensation expense					480,079				480,079
Net loss						(4,941,144)			(4,941,144)
Balance, September 30, 2007	145,000	$1,450	43,081,346	$430,813	$44,911,213	$(36,173,036)	$(576,000)	$ ---	$8,594,440

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2007 AND 2006

1. CONTINUED OPERATIONS

The financial statements have been prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. For the fiscal year ended September 30, 2007 the Company incurred a net loss of $4,941,144. The ability of the Company to meet its total liabilities of $8,105,760 and to continue as a going concern is dependent upon the availability of future funding, achieving profitability within its mineral segment and ongoing profitability within its oil and gas operations. If the Company is unable to continue as a going concern, there is uncertainty relative to full recoverability of its assets including Clean Age Minerals, Inc.’s acquisition of $20 million.

The Company will continue to seek out and entertain project specific funding commitments and other capital funding alternatives if and as they become available.

As of September 30, 2007, the Company and certain of its subsidiaries were in default of certain debt obligations (See Notes 7 and 8 below). The holders of these instruments are working with the Company to achieve the ultimate extinguishment of the obligations.

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

b. Basis of consolidation

The consolidated financial statements of Daleco Resources Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles and include the accounts of Daleco and its wholly-owned subsidiaries Westlands Resources Corporation, Sustainable Forest Industries, Inc., Deven Resources, Inc., Tri-Coastal Energy, Inc., Tri-Coastal Energy, L.P., Clean Age Minerals, Inc., CA Properties, Inc., and The Natural Resources Exchange, Inc. During fiscal 2007, all of the assets of Tri-Coastal Energy, L.P. were transferred to Westlands Resources Corporation and Tri-Coastal Energy, L.P. was dissolved. Sustainable Forest Industries Inc. and The Natural Resources Exchange, Inc. are inactive.

The Company’s investments in oil and gas leases are accounted for using proportionate consolidation whereby the Company’s pro rata share of each of the assets, liabilities, revenues and expenses of the investments are aggregated with those of the Company in its financial statements. The Company’s investments in minerals are accounted for using purchase accounting methods.

Certain reclassifications have been made to prior period financial statements to conform with the current presentation.

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
YEARS ENDED SEPTEMBER 30, 2007 AND 2006

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

Effective in August 2001, the Company began assessing the impairment of capitalized costs of proved oil and gas properties and other long-lived assets in accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Under this method, the Company generally assesses its oil and gas properties on a field-by-field basis utilizing its current estimate of future revenues and operating expenses. In the event future net un-discounted cash flow is less than the carrying value, an impairment loss is recorded based on estimated fair value, which would consider discounted future net cash flows. SFAS 144 did not have any impact on the Company’s change in method of assessing impairment of oil and gas properties and other long-lived assets including $20,000,000 in mineral properties.

d. Site Restoration, Dismantlement and Abandonment Costs

In June 2001, the FASB issued FAS No. 143, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable. Under this method, when liabilities for dismantlement and abandonment costs, excluding salvage values, are initially recorded, the carrying amount of the related assets (mineral properties oil and natural gas properties) is increased. The fair value of the ARO asset and liability is measured using expected future cash outflows discounted at the credit-adjusted risk-free interest rate. Accretion of the liability is recognized each period using the interest method of allocation, and the capitalized cost is depleted over the useful life of the related asset.  The estimated residual salvage values are taken into account in determining amortization and depreciation rates.

The Company has not accrued any costs associated with the potential abandonment and restoration of producing wells and mining deposits as the salvage value of the Company’s producing wells or mining deposits is expected to exceed the cost of site restoration and abandonment. To date, all mining and exploration of the Company’s mineral deposits is conducted by contract mining companies. As mining activity increases, the Company may accrue site restoration costs as appropriate. The effect of this statement is not material to the consolidated financial statements to warrant recognition of the ARO.

e. Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over a period of three to seven years. The carrying value of property and equipment may be impaired from time to time in addition to typical depreciation charges based on independent appraisals of the operational condition of the specific unit of property and/or equipment.

f. Mineral Acquisition

The Company has recorded the acquisition of Clean Age Minerals, Inc. and associated minerals rights at cost.

g. Debt Issue Costs

In conjunction with Sonata Investment Company, Ltd.’s acquisition of the Heller Loan and the negotiation of an Amended and Restated Loan Agreement, the Company booked additional debt issuance costs of $285,046 in fiscal 2005 (see Note 8a). These costs were being amortized over a three (3) year period. This loan was satisfied during fiscal year 2006.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2007 AND 2006

h. Cash and Cash Equivalents; Restricted Cash Deposits

Cash and cash equivalents include cash and investments with original maturities of three months or less. The Company’s net cash at September 30, 2007 totaled $224,267. Restricted Cash Deposits of $143,978 at September 30, 2007 support financial assurance requirements for the Company’s operations in certain states.

i. Fair Value of Financial Instruments

Cash and cash equivalents, receivables, and all liabilities have fair values approximating their carrying amounts.

j. Stock Based Compensation

Effective October 1, 2005, the Company adopted SFAS 123(R) (“SFAS 123R”) using the modified prospective approach and accordingly prior periods have not been restated to reflect the impact of SFAS 123R.  Under SFAS 123R, stock-based awards granted prior to its adoption will be expensed over the remaining portion of their vesting period.  These awards will be expensed under the straight-line amortization method using the same fair value measurements which were used in calculating pro forma stock-based compensation expense under SFAS 123.  For stock-based awards granted on or after October 1, 2005, the Company amortizes stock-based compensation expense on a straight-line basis over the requisite vesting period, which generally ranges from one to five years.

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.  Stock-based compensation expense has been recorded net of estimated forfeitures for the years ended September 30, 2007 and 2006 such that expense was recorded only for those stock-based awards that are expected to vest.

Options granted to non-employees are recognized in these financial statements as compensation expense under SFAS 123R (See Note 9) using the Black-Scholes option-pricing model.

k. Recently Issued Accounting Standards

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior-year misstatements should be taken into consideration when quantifying misstatements in current-year financial statements for purposes of determining whether the current-year financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings if material. We adopted SAB 108 as of September 30, 2007 and noted no material impact on our financial position or results of operations as a result of the adoption.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of our 2008 fiscal year, October 1, 2007. Upon adoption, we currently estimate that there will be no material impact on our financial position or results of operations. This estimate is subject to revision as we complete our analysis.

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2007 AND 2006

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This pronouncement is effective at the end of our 2007 fiscal year. The adoption of SFAS 158 did not have a material impact on our financial position or results of operations.

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

3. OIL AND GAS PROPERTIES AND EQUIPMENT

	2007	2006

Proven lease acreage costs	$2,311,382	$2,311,382
Proven undeveloped lease acreage costs	581,810	581,810
Well costs	2,383,371	2,431,030
	5,276,563	5,324,222
Accumulated depletion, depreciation and amortization	(4,303,047)	(4,138,292)
Net Oil and Gas Property	$973,516	$1,185,930

Under the terms of the Second Amended Loan Agreement with Sonata Investment Company, LTD, upon its satisfaction of the Sonata Loan on June 8, 2006 (See Note 8 below), Sonata had the right to request an assignment of an undivided sixty-six and two thirds percent of Tri-Coastal Energy, LP’s oil and gas interests. Sonata made that request and in August 2006, and effective July 1, 2006, Tri-Coastal Energy, LP assigned to Sonata an undivided sixty-six and two thirds percent of Tri-Coastal Energy, LP’s oil and gas interests. Accordingly, the Company recognized $2,213,000 during fiscal 2006 as non-cash value of debt determinable at termination.

4. MINERAL PROPERTIES

a. Clean Age Minerals, Inc.

Clean Age Minerals, Inc., through its subsidiary, CA Properties, Inc., a Nevada corporation, owns or has under long-term lease: (a) approximately 5,200 acres in Marfa, Presidio County, Texas, containing high grade zeolite; (b) approximately 5,020 acres of calcium carbonate deposits located in the Oro Grande area, Cibola County, New Mexico; (c) twenty-eight mining claims located in Sierra County, New Mexico, covering approximately 2,675 acres of kaolin; and (d) eleven zeolite mining claims covering approximately 220 acres located in Beaver County, Utah. The Company is not a Production Stage Company in respect to any of its minerals. It is a Development Stage company for a portion of its kaolin deposit in New Mexico and a portion of its zeolite deposit in Texas and is an Exploration Stage company in respect to the remainder of its mineral holdings. The Company’s ability to develop these mineral deposits is dependent on its success in bringing in strategic partners with experience in or a demand for specific minerals and raising capital through third parties.

On or about February 14, 2005, the Company entered into a Development and Operating Agreement with Tecumseh Professional Associates (“TPA”) covering the Company’s calcium carbonate lease in Cibola County, New Mexico. On or about March 11, 2005, the Company entered into the Sierra Kaolin™ Operating Agreement with TPA covering the Company’s kaolin claims in Sierra County, New Mexico. Under these agreements, TPA assumed the duties to mine, test and market the Company’s Sierra Kaolin™ and calcium carbonate. By letter dated May 4, 2006, TPA advised the Company that it did not intend to renew its Operating Agreement covering the calcium carbonate lease for another year. Under the terms of the Operating Agreement, TPA had the obligation to maintain the calcium carbonate lease though August 3, 2006, to include, but not limited to, the production and sale of the requisite quantity of calcium carbonate for the lease year commencing August 4, 2005, and ending on August 3, 2006. By letter dated July 27, 2006, NZ Travertine, LLC, the Lessor of the calcium carbonate lease, agreed to accept a payment of $46,000, paid by TPA, in lieu of the minimum annual production as required under paragraphs 6 & 7 of the calcium carbonate lease. In August 2007, CA Properties, Inc. and the lessor entered into the Third Amendment To Limestone Mining Lease and Agreement which included a provision to extend the lease for five years and so long thereafter as paying quantities (as defined therein) are being produced. The lease requires an annual lease rental of $10,800 and the payment of the annual maintenance fees to the Bureau of Land Management. The lease also requires a quarterly minimum payment based on a CPI adjusted formula. In fiscal 2007, the total payments associated with the annual lease rental, quarterly minimum payment and claim fees amounted to approximately $23,675. All payments applicable to fiscal 2006 were made by TPA.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2007 AND 2006

b. Minerals and Equipment

At September 30:	2007	2006
Proven undeveloped lease costs	$12,609,100	$12,609,100
Mine development costs	-----	-----
Accumulated depreciation and depletion	(800,000)	(600,000)
	$11,809,100	$12,009,100

The Company has begun to amortize its mineral properties at a nominal amortization rate of $200,000 per year subject to higher adjustments per year as production commences and/or increases. During each of the fiscal years ended September 30, 2007 and 2006, the Company recorded a charge of $200,000. The Company is utilizing a modified unit-of-production basis in determining its amortization rates for its mineral properties.

c. Prepaid Mineral Royalties

The Company receives a credit in the nature of “prepaid mineral royalties” for advance royalties paid on the Marfa zeolite lease, Presidio County, Texas, and a portion of the New Mexico Oro Grande limestone lease in Cibola County, New Mexico.

The Company’s calcium carbonate properties were operated initially by the Company. From February 2005 through August 2006, TPA operated the properties. The Company has operated the properties since September 2006. Effective August 3, 2007, CA Properties, Inc. and the lessor entered into the Third Amendment To Limestone Mining Lease and Agreement which included provisions (1) to extend the lease for five years and so long thereafter as paying quantities (as defined therein) are being produced and (2) reduce the amount of previous payments to the lessor that were classified as prepaid royalties. Accordingly, the Company wrote off prepaid royalties related to the calcium carbonate property of $289,835 in fiscal 2007.

The Company continued minor production of its zeolite for use in testing of field trial applications of ReNuGen™ and for testing in air and purification and soil decontamination. The Company sells one of its CA Series Products under the tradename “ReNuGen™.”

5. PATENT AND TECHNOLOGY

a. CA Series Patent

As part of the acquisition of Clean Age Minerals, Inc. (See Note 4g above), the Company also acquired U.S. Patent No: 5387738. This patent, owned by Clean Age Minerals, Inc. (previously owned by Matrix-Loc, Inc., which was acquired by Clean Age Minerals, Inc., as a result of Matrix-Loc’s merger with Clean Age Minerals, Inc., as of March 18, 2002), deals with a reagent and process for the remediation of water and contaminated soils. The Company has obtained a Trademark “ReNuGen™” for its CA-1 Series for use in waste treatment plants. It also obtained the Trademark Sierra Gold™ for one of its calcium carbonate products.

b. I-Squared and I-Top Technology

Pursuant to an agreement effective December 1, 2004 (“Asset Sale Agreement”), the Registrant agreed to sell its I-Squared and I-Top technology to PSNet Communications. In January 2005, Ostara Corporation (“Ostara”) acquired PSNet. Ostara changed its name to Rheologics Technologies, Inc. in 2005 and then to KKS Venture Management, Inc. (“KKSV”) in July 2007.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2007 AND 2006

As of September 30, 2007, the 950,000 shares of KKSV common stock held by the Company were carried at $5,700. During fiscal 2007, the Company recognized $178,930 as Impairment of Securities Available for Future Sale. Such amount of loss was reclassified out of Accumulated Other Comprehensive Loss into loss for the period as a result of the Company’s assessment of the permanent impairment of the underlying investment.

6. NOTES PAYABLE

a. Pursuant to Paragraph 5.1 of the Agreement and Plan of Merger between Clean Age Minerals, Inc. (“CAMI”), and Strategic Minerals, Inc. (“SMI”), and the Company dated September 19, 2000, obligations of CAMI to certain officers, directors and third parties were to have been satisfied by SMI or the Company within one (1) year of the merger. The indebtedness totaled (including the Martin Debt as defined in Note 7b below) $514,881 and was evidenced by Notes dated September 19, 2000. The Notes were due and payable on or before September 18, 2001, and provide for interest at the rate of 8% per annum. These Notes remain outstanding. As of September 30, 2007, the total amount payable on these notes is $804,568 representing principal of $514,881 and accrued but unpaid interest of $289,687.

b. On or about September 1, 2004, the Company’s wholly owned subsidiary, CA Properties, Inc. borrowed $40,000 from Herbert L. Lucas, an individual and former director of Clean Age Minerals, Inc. Mr. Lucas is owed additional sums from the Company’s acquisition of Clean Age Minerals, Inc., in September 2000 (see Note 7b below). The note was due on or before August 31, 2006, and earned interest at the Prime Rate of interest charged from time to time by PNC National Bank, Philadelphia, Pennsylvania, plus three percent (3%). Payments of principal were to have commenced on October 1, 2004, in 24 equal installments plus accrued and unpaid interest through the date of payment. In consideration of making the Loan, Mr. Lucas was granted Warrants for 20,000 shares of common stock. The exercise price of the Warrants is $0.44 per share. During fiscal year 2006, Mr. Lucas exercised his warrants by reducing the amount owed him by the Company. As of September 30, 2006, the obligation to Mr. Lucas has been satisfied.

c. On May 10, 2005, the Company borrowed $50,000 from four (4) individuals: Steven P. Roche ($20,000), who is an employee of TPA; David Grady ($10,000), who was an employee of Tecumseh Professional Associates at that time; Thomas Smith ($10,000); and Alfonso Knoll ($10,000). Mr. Knoll was a Director and Interim Chief Executive Officer of the Company. Mr. Roche was appointed to the Board of Directors of the Company in July 2005 but is no longer a Director (see the Company’s Form 8-K dated July 19, 2005). Each lender was given a note for his loan by the Company. The notes matured on May 10, 2006, at an interest rate equal to the Federal Funds Rate on May 10, 2005. Additionally, each lender received 50,000 shares of Company common stock for each $10,000 lent to the Company. All of the above notes have been repaid.

d. On September 30, 2005, but effective as of September 1, 2005, the Company entered into a Settlement Agreement with and issued a Note to its counsel, Ehmann, Van Denbergh & Trainor, P.C. (“EV&T”) to resolve and deal with the Company’s outstanding legal fees. As of September 1, 2005, the Company owed EV&T $825,355 for services performed, costs and expenses (“Debt”). Under the Agreement, the Company paid EV&T $25,355 and entered into a three (3) year Note for the remainder of the Debt. The Note and Agreement provides for Debt to earn interest at the rate of five percent (5%) per annum on the outstanding balance from time to time. The Debt is to be repaid in 35 monthly installments of $13,000, commencing on October 1, 2005, with the remainder due and payable on August 1, 2008 (“Remainder Amount”). The Remainder Amount shall be paid: (1) one half in Common Stock, valued at fifty cents ($.50) per share; and (2) one-half in immediately available Federal Funds unless EV&T elects to take some or all of such balance in Common Stock valued at One Dollar ($1.00) per share. The Debt shall become immediately due and payable on a date prior to August 1, 2008 if: (x) the Company is acquired for stock or cash, whether by purchase or merger; (y) the sale of an asset of the Company for a price in excess of $5 Million Dollars; or (z) the Company raises, other than debt, an amount greater than $5 Million dollars. Should the Note go into default, the interest rate shall increase to 12% per annum and the entire outstanding principal and all accrued and unpaid interest shall immediately become payable in immediately available Federal Funds. As of September 30, 2007, the outstanding balance of the EV&T Note was $567,213 and interest had been paid through that date. In April 2007, the Company defaulted in respect to payments required by the Settlement Agreement with EV&T. As a result of the default, the interest rate increased from 5% to 12% and the full amount of the note and unpaid interest became due and payable. The Company owes EV&T $234,551 for current services performed which amount is included in trade accounts payable at September 30, 2007.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2007 AND 2006

7. DUE TO RELATED PARTIES

a. Amir Debt

Mr. Amir has entered into four Notes with the Company as follows:

1.	Note dated October 1, 1995, bearing interest at the rate of prime plus 3 percent in the principal amount of $91,062. This principal amount was satisfied as of September 30, 2005.

2.	Note dated October 1, 1995, bearing interest at the rate of 7% as a result of various subsequent advances to the Company. The principal amount as of September 30, 2007, is $45,485.

3.
Note dated July 20, 1998, in the face amount of $25,000 (See Note 7(b)) bearing interest at the rate of 2% over the prime rate charged by the Huntington National Bank of Columbus, Ohio, through the maturity date, November 21, 1998, and 18% thereafter. The principal amount has been satisfied as of September 30, 2006.

4.	Note dated June 17, 2002, bearing interest at the rate of 7% in the principal amount of $137,000. This principal amount has been satisfied as of September 30, 2005.

As of September 30, 2007, the outstanding principal and accrued but unpaid interest on the obligations listed under numbers 1 through 4 to Mr. Amir amounted to $220,344, which includes $45,485 in principal and $174,859 in accrued interest. As of September 30, 2006, the outstanding principal and accrued but unpaid interest on the obligations listed under numbers 1 through 4 to Mr. Amir amounted to $217,160, which includes $45,485 in principal and $171,675 in accrued interest.

Mr. Amir was also entitled to a cash payment of $25,000 under his Key Man Contract on June 30, 2002. This bonus has not been paid. See Note 11a.

Prior to conversion of his Series A Preferred Stock into common stock, Mr. Amir was entitled to have received dividends in the amount of $91,551 of which $59,338 remains outstanding as of September 30, 2007 and 2006. See Note 9c for a description of the Series A Preferred Stock.

As of September 30, 2007, the Company owed Mr. Amir $13,610 in un-reimbursed business expenses and $245,836 in accrued but unpaid salary. As of September 30, 2007 and 2006, the Company was indebted to Mr. Amir in the aggregate amount of $564,128 and 519,719, respectively.

In October 2006, Mr. Amir and the Company entered into a Separation Agreement providing for Mr. Amir to receive $100,000 annually for three years (“Term”), $50,000 of which will be deemed salary with the remaining $50,000 reducing the debt owed to Mr. Amir (“Amir Debt”). Accordingly, the Company has recognized $150,000 as salary expense and such amount is included in General and Administrative Expenses in the Consolidated Statement of Income for fiscal 2007. Should the Amir Debt not be satisfied after the expiration of the Term, the Company shall continue the $100,000 annual payment, all of which shall be allocated to the payment of the Amir Debt until the Amir Debt is fully satisfied. The Company reserves the right to prepay the outstanding Amir Debt in full at any time. Upon satisfaction of the Amir Debt in full, all payments to Amir under the Separation Agreement will cease. The Company has not made certain payments required by the Separation Agreement applicable to the Amir Debt. Also, pursuant to the Separation Agreement, the Company was to satisfy the loan from First Regional Bank to the Company (see Note 8b) or provide sufficient substitute collateral for the bank so that the Amir Assets were released. The Company has not been able to accomplish either of these and the Amir Assets have not been released by the bank.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2007 AND 2006

b. CAMI Debt

By virtue of the merger of Clean Age Minerals, Inc. (“CAMI”) with Strategic Minerals, Inc. on September 19, 2000, Strategic Minerals, Inc. assumed the obligation of CAMI to Robert E. Martin in the amount of $134,811 (“Martin Debt”). The Martin Debt was to have been satisfied on or before September 18, 2001, but was not and remains outstanding. As of September 30, 2007, the Martin Debt amounts to $210,659 representing $134,811 in principal and $75,848 in accrued but unpaid interest. The Martin Debt is evidenced by a Note providing for an annual rate of interest of 8%. These amounts are included in the amounts shown for the Company’s obligation to the former officers and directors of Clean Age Minerals, Inc. See Note 6a. As of September 30, 2007, the Company owed Mr. Martin $245,835 in salary and $19,051 in unpaid reimbursable business expenses. As of September 30, 2007 and 2006, the Company was indebted to Mr. Martin in the aggregate amount of $475,545 and $464,761, respectively.

c. Novinskie Debt

Under the terms of Mr. Novinskie’s employment agreement (see Notes 11 and 13), Mr. Novinskie was to have received a cash bonus of $25,000 as of September 30, 2002. This bonus was not paid. As of September 30, 2007, the Company owed Mr. Novinskie $12,844 in un-reimbursed expenses, $245,839 in salary and $25,000 in bonuses (as discussed previously). As of September 30, 2006, the Company owed Mr. Novinskie $27,426 in un-reimbursed expenses, $245,839 in salary and $25,000 in bonuses.

During fiscal 2007, Mr. Novinskie converted $10,000 of indebtedness into 33,333 shares of Common Stock as a participant in the June 2007 Private Placement (see Note 9). As of September 30, 2007 and 2006, the Company was indebted to Mr. Novinskie in the aggregate amount of $283,683 and $298,265, respectively. These amounts contain no accrued interest.

d. Erlich Debt

The Company entered into an Agreement with the Estate of Mr. Erlich for the repayment of the entire Erlich Debt consisting of $98,049 in principal and $47,235 of interest in three installments. The first installment of $75,000 was made in July 2006; the second of $35,000 was made in September 2006; and the remainder of $35, 284 was made in December 2006. As such, this debt has been satisfied in full.

8. DEBT

a. Sonata/Heller Loan

On December 31, 2003, Sonata acquired the Heller Loan from Heller Financial, Inc., for $605,000. The Sonata Loan Agreement provides that the Heller Loan was reduced to a three (3) year loan in the principal amount of $655,000 plus interest at the prime rates, to move, as established by the National City Bank, Columbus, Ohio, plus three-percent (“Sonata Loan”). The Sonata Loan was fully satisfied on June 8, 2006.

b. First Regional Bank

In September 1998, the Company assumed a $100,000 loan with First Regional Bank when it acquired Haly Corporation. Interest is at 7.3% at September 30, 2007 and the loan matures November 15, 2007. The loan is secured by the personal assets of Dov Amir, a Director of the Company (“Amir Assets”). On November 15, 2007, the Company renewed the loan with First Regional Bank and the maturity date is November 17, 2008.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2007 AND 2006

9. CAPITAL STOCK

a. Shares Outstanding

		NUMBER OF
	NUMBER OF	SERIES B
	COMMON	PREFERRED
	SHARES, PAR	SHARES, PAR
	VALUE $0.01	VALUE $0.01
	PER SHARE (1)	PER SHARE (1)
Outstanding at September 30, 2006	41,423,635	165,000
Issued pursuant to Private Placements (2)	1,126,670	-
Issued upon conversion of Series B Preferred (3)	160,000	(20,000)
Issued for payment of dividends Series B Preferred (3)	160,000	-
Issued to Terra Silex Holdings, LLC (4)	200,241	-
Issued in payment of certain debt (5)	10,800	-
Outstanding at September 30, 2007	43,081,346	145,000

(1)
The Articles of Incorporation of The Company provide for authorized capital stock of 100,000,000 shares of common stock, par value $0.01 and 20,000,000 shares of preferred stock, par value $0.01. No Series A Preferred shares are outstanding.

(2)
In October 2006, the Company concluded a Private Placement of 400,000 shares of Common Stock at a price of $0.51 per share. This private placement raised $204,000 for the Company. In June 2007, the Company concluded a Private Placement of 726,670 shares of Common Stock and Warrants to purchase 363,336 shares of Common Stock for proceeds to the Company of $218,000.

(3)
In November 2006, 20,000 shares of Series B Preferred Stock were converted to 160,000 shares of Common Stock and 160,000 shares of Common Stock were issued in payment of accrued but unpaid dividends due on the Series B Preferred Stock.

(4)
In December 2006, the Company issued 200,241 shares of Common Stock at a price of $0.25 per share to Terra Silex Holdings, LLC pursuant to the anti-dilution provision of the Stock Purchase Agreement dated September 20, 2001.

(5)	In November 2006, the Company issued 10,800 shares of Common Stock in payment of certain debt owed to a previous director of the Company.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2007 AND 2006

b. Options and Warrants Outstanding

The Company has granted the following options and warrants to purchase common stock as of September 30, 2007:

	Number of Options and Warrants	Weighted Average Price per Share
Outstanding at September 30, 2006	14,222,305	$1.05
Employee and Director Stock Options:
Granted (1) (2) (3)	1,000,000	$0.48
Expired (4) (5) (6)	(1,650,000)	$0.87
Exercised	-
Cancelled	-
Stockholder Warrants:
Granted (7)	363,336	$1.00
Expired (8) (9) (10)	(7,000,000)	$1.46
Exercised	-
Cancelled	-
Outstanding at September 30, 2007	6,935,641	$0.58

(1)
On March 7, 2007, the Board of Directors granted an option to Stephan V. Benediktson for the purchase of 600,000 shares of stock at an exercise price of $0.48 per share. Mr. Benediktson voluntarily resigned from his office with the Company in August 2007 and the option expired unexercised in November 2007.

(2)	Richard W. Blackstone was granted an option to purchase 200,000 shares of stock at an exercise price of $0.67 per share in his employment contact dated October 4, 2006.
(3)
During fiscal 2007, David A. Grady was granted an option to purchase 200,000 shares of stock at an exercise price of $0.28 per share under the Company’s Non-qualified Independent Director Stock Option Plan.

(4)	During fiscal 2007, options (held by each of a former director and a former officer of the Company) to purchase 1,150,000 shares of stock expired.
(5)	In June 2006, Richard A. Thibault voluntarily resigned as an officer of the Company; accordingly, options for the purchase of 300,000 shares of stock expired before September 30, 2007.
(6)
In August 2007, Stephan V. Benediktson and Nathan K. Trynin voluntarily resigned their respective positions with the Company; accordingly, options to purchase 200,000 shares of stock expired before September 30, 2007.

(7)
June 2007 Private Placement Warrants - Under the terms of the June 2007 Private Placement, investors were issued a warrant to purchase one share for each two shares of Common Stock purchased in the Private Placement. The warrant is exercisable on or before June 21, 2009.

(8)
Under a Stock Purchase Agreement dated September 11, 2001, between the Company and Terra Silex Holding, LLC, Terra Silex was granted a warrant to purchase 250,000 shares at an exercise price of $1.25 per share. The warrant expired unexercised on September 16, 2007.

(9)
On September 21, 2005, the Company closed a private placement for 6,500,000 shares. The investors received warrants for 6,500,000 shares of common stock. Such warrants expired unexercised on September 16, 2007.

(10)
On September 1, 2004, the Company granted Mr. William Smith, a recognized expert in sewage treatment facilities and the processing of municipal waste, warrants for 250,000 shares of common stock at an exercise price of $.65 per share. The warrants granted to Mr. Smith expired on August 31, 2007.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2007 AND 2006

c. Stock Based Compensation

In March 2004, the shareholders of the Company approved the Non-qualified Independent Director Stock Option Plan. Each Director eligible for an award under the plan receives an option to purchase 200,000 shares of Common Stock at an exercise price equal to the average of the bid and asked closing prices for the Company’s common stock for the five trading days immediately preceding the date of the award. These option rights vest over a three-year period (but only while the recipient is a Director) - 100,000 shares in the first year and 50,000 shares in each of years two and three. The options expire five (5) years after issuance. In fiscal 2006, Charles T. Maxwell was elected to the Board of Directors and was awarded an option to purchase 200,000 shares at an exercise price of $0.48 per share. In fiscal year 2007, David A. Grady was elected to the Board of Directors and was awarded an option to purchase 200,000 shares at an exercise price of $0.28 per share. As of September 30, 2007, four options to purchase a total of 800,000 shares have been awarded to Directors and remain unexercised at that date.

Options to purchase 1,000,000 and 2,050,000 shares were granted during fiscal 2007 and 2006, respectively. Options to purchase 1,650,000 shares expired during fiscal 2007. Of the options for the purchase of 3,750,000 shares outstanding as of September 30, 2007, options to purchase 2,700,000 shares are held by officers, directors and employees of the Company (“Insiders”). The exercise prices for the options held by Insiders range from $0.28 per share to $0.85 per share.

In accordance with SFAS 123 (R), the Company recorded compensation expense for fiscal 2007 and 2006 of $480,079 and $853,000, respectively, relating to stock options granted to employees. Compensation costs are based on the fair value at the grant date. The fair value of the options has been estimated by using the Black-Scholes option-pricing model with the following assumptions: risk free interest rates between 3.14% and 4.72%; expected life of three to seven years; and expected volatility between 56% and 184%.

The following table summarizes information about stock option outstanding as of September 30, 2007:
Exercise price	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Options Exercisable	Weighted Average Exercise Price
$0.28-$0.85	3,750,000	$ 0.55	2.25	2,962,500	$0.57

d. Warrants

1. Financing Sources

In July 1998, warrants to purchase 263,638 shares were granted to four persons who lent The Company a total of $145,000. At September 30, 2007, warrants to purchase a total of 136,364 shares were outstanding and such warrants expired unexercised on December 31, 2007.

In November 2001, warrants to purchase a total of 435,941 shares were granted to Sonata Investment Company, Ltd. (395,273 shares) and Standard Energy (40,668 shares) as consideration for entering into the Loan Conversion Agreement dated August 1, 2001. The Loan Conversion Agreement extended the date by which The Company had to satisfy its obligations to both Sonata Investment Company, Ltd. (“Sonata”) and Standard Energy Company (“Standard”) and granted both Sonata and Standard the right to convert the debt into common stock of the Company at such time as the Company advised Sonata and Standard of its intent to satisfy The Company’s obligations to one or both entities. Sonata and Standard are entities affiliated with each other. The exercise price is at $1.05 per share. The Sonata and Standard Warrants were to have expired August 1, 2002. The Company agreed to extend the termination date of the Sonata and Standard Warrants until July 31, 2004, in exchange for Sonata’s relinquishing its twenty percent (20%) interest in the net profits of The Company’s subsidiary Sustainable Forest Industries, Inc. These extensions have resulted in a $100,000 charge to the statement of loss in fiscal 2002. The Sonata warrants were further extended until December 31, 2007, as additional consideration under the Second Amendment to the Heller Loan; such warrants expired unexercised.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2007 AND 2006

Sonata was granted an additional warrant to purchase 250,000 shares at a price of $0.906 per share under the Second Amendment to the Heller Loan. This warrant expired unexercised on December 31, 2007.

2. Conley & Anthony Warrants

On February 27, 2003, warrants to purchase 300,000 shares at a price of $0.13 per share were granted to each of Robert Conley and Bob Anthony in consideration of their consultation and individual expertise in regard to product development and application market identification with regard to the Company’s potential Sierra Kaolin™ and zeolite products respectively. On July 3, 2006, Mr. Anthony exercised a portion of his warrant (100,000 shares) and he retained warrants to purchase 200,000 shares. These warrants expire on February 26, 2008.

3. TPA Warrants

In accordance with the provisions of the First Amended Memorandum of Understanding (Sierra Kaolin™ Development) dated March 11, 2005, Tecumseh Professional Associates, Inc (“TPA”) was granted the right to acquire 1,500,000 shares at a price of $0.50 per share for $80,000 (“TPA Warrants”). The TPA Warrant expired unexercised on November 29, 2007.

4. June 2007 Private Placement Warrants

Under the terms of the June 2007 Private Placement, investors were issued a warrant to purchase one share (at a price of $1.00 per share) for each two shares of Common Stock purchased in the Private Placement. The warrants for the purchase of 363,336 shares are exercisable on or before June 21, 2009.

5. Terra Silex Warrants

Under a Stock Purchase Agreement dated September 11, 2001, between the Company and Terra Silex Holding, LLC, Terra Silex was granted warrants for 250,000 shares (“Terra Silex Warrant”) at an exercise price of $1.25 per share. The Terra Silex Warrants expired unexercised on September 16, 2007.

6. Smith Warrants

On September 1, 2004, the Company granted William Smith, a recognized expert in sewage treatment facilities and the processing of municipal waste, warrants to purchase 250,000 shares of common stock at an exercise price of $0.65 per share. The warrants granted to Mr. Smith expired unexercised on August 31, 2007.

7. September 2005 Private Placement Warrants

On September 21, 2005, the Registrant closed a private placement offering for 6,500,000 shares of the Registrant’s Common Stock pursuant to an Exemption under Section 506 of Regulation D. The Offering was for Units consisting of 20,000 shares of Common Stock at $.25 per share plus warrants for the Registrant’s Common Stock. The investors are entitled to warrants for one share of Common Stock for each two shares of Common Stock purchased pursuant to the Offering in the first year after the purchase of the Common Stock (“Participation Warrants”) and Contingent Warrants for one share of Common Stock for each two shares of Common Stock purchased pursuant to the Offering in the second year after the purchase of the Common Stock and the exercise of the Participation Warrants (“Contingent Warrants”). The price per Unit was $5,000 with a minimum purchase of five Units ($25,000). On September 16, 2006, the Board of Directors extended the expiration date for the Participation Warrants until December 31, 2006, and the expiration Date for the Contingent Warrants until December 31, 2007. By action of the Board of Directors on December 14, 2006, the expiration date for the Participation Warrants was further extended until September 16, 2007, and the expiration date for the Contingent Warrants was extended until September 16, 2008. The Participation Warrants expired unexercised on September 16, 2007, and therefore the Contingent Warrants also expired unexercised. The Common Stock issued under the Offering is unregistered, bears a restrictive legend and is subject to certain piggyback registration rights and demand registration rights. The proceeds of the Offering, $1,625,000, were used to satisfy the Registrant’s obligation to retire its Class A Preferred Stock and for general working capital.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2007 AND 2006

e. Net Income (Loss) Per Share

Net income (loss) per share is computed in accordance with SFAS No. 128, “Earnings per Share”. Basic net income (loss) per share is calculated by dividing the net income (loss) available to common stockholders by the weighted average number of shares outstanding during the year. Diluted earnings per share reflect the potential dilution of securities that could share in earnings of an entity. In a loss year, dilutive common equivalent shares are excluded from the loss per share calculation as the effect would be anti-dilutive.

At September 30, 2007 and 2006, options and warrants to purchase 6,935,641 and 14,222,305 shares of common stock, respectively were outstanding. Such shares were not included in the computation of diluted earnings per share because such shares subject to options and warrants would have an antidilutive effect on net loss per share. No other adjustments were made for purposes of per share calculations.

f. Payment of Accrued Dividends

There were no cash dividend payments in respect to either Series of Preferred Stock. A total of 160,000 and 17,937 shares of common stock were issued to the holders of the 8% Cumulative Convertible Preferred Stock (Series “B”) issued in the acquisition of CAMI (“CAMI Preferred”) in satisfaction of accrued dividends during fiscal 2007 and 2006, respectively.

g. Subscriptions Receivable

At September 30, 2007 and 2006, the notes receivable from Messrs. Benediktson and Trynin as discussed in Note 11b are classified as Subscriptions receivable.

10. INCOME TAXES

At September 30, 2007, the Company has current federal and state taxes payable of $192,427 and no deferred taxes payable. The Company has accrued a provision $40,293 for penalty and interest related to the federal income taxes applicable to fiscal 2004. The income tax liability arose from an error in the calculation of the alterative minimum tax for fiscal 2004.

The Company and its subsidiaries have significant tax losses to be applied against future income. The Company’s consolidated tax filings show net operating losses to be applied against future taxable income in the amount of approximately $25 million to be utilized in various years through 2021. The tax benefit of these losses is estimated to be approximately $10 million. No potential benefit of these losses has been recognized in the accounts.

11. EMPLOYMENT CONTRACTS AND COMMITMENTS

a. On November 16, 2001, the Company entered into a Stock Purchase Agreement with SCOA (“SCOA SPA”). As a condition to the closing of the SCOA SPA, SCOA required that the Company enter into Key Man Employment Contracts (“Key Man Contracts”) with Robert E. Martin, Gary J. Novinskie and Dov Amir. The Key Man Contracts provide for acceleration of the vesting of incentive options should the Key Man be terminated prior to the expiration of the term of the Key Man Contracts. Each of Messrs. Novinskie and Amir was granted options for 500,000 shares of Company Common Stock while Mr. Martin was granted options for 1,000,000 shares of Common Stock. See Note 9. Mr. Martin resigned from the Company in 2005. Mr. Amir’s contract expired in accordance with its terms on September 30, 2006. Mr. Novinskie’s Employment Contract has been extended until September 30, 2008 in accordance with its terms (see Note 13).

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2007 AND 2006

b. In August 2005, the Company entered into employment contracts with Stephan V. Benediktson as Chief Executive Officer of the Company and Nathan Trynin as Executive Vice President (see Exhibits 10.13 and 10.14). Under the terms of their employment agreements neither party is entitled to a salary unless and until the Company raises a minimum of $1,000,000, exclusive of debt. Once the $1,000,000 or more is raised, Mr. Benediktson’s salary will be $10,000 per month and Mr. Trynin’s salary will be $5,000 per month. Each of Mr. Benediktson and Mr. Trynin were given the right to acquire stock of the Company at the average of the bid and ask closing price for the five trading days prior to the effective dates of their contracts. Each party exercised that right. The employment contracts also contain bonus provisions tied to the performance of the Company’s stock. Mr. Benediktson and Mr. Trynin entered into notes with the Company totaling $576,000 to cover their purchase of the stock offered by their Employment Agreements (see Note 9g). The notes are for five years and earn interest at the prime rate of interest charged from time to time by the PNC Bank, Philadelphia, Pennsylvania. The Company holds the stock as collateral for the notes. The stock will not be released to either Mr. Benediktson or Mr. Trynin unless and until their notes are satisfied in full in accordance with their terms. Interest receivable on these notes totaled $97,076 and $49,556 at September 30, 2007 and 2006, respectively.

In accordance with the provisions of Paragraph 12 of Mr. Benediktson’s and Mr. Trynin’s employment agreements, each was entitled to receive a bonus based on the increase, if any, of the value of the Company’s shares over the prior year. The bonus is computed using the formula set forth in Paragraph 12 (b) in their respective employment agreements. In August 2007, Messrs. Benediktson and Trynin resigned from their respective positions with the Company. On August 8, 2007 the Board of Directors approved bonuses aggregating $1,373,831. Accordingly, the Company recognized $1,373,831 of bonus expense during fiscal 2007.

c.  In March 2006, the Company entered into an Employment Agreement with Richard A. Thibault. Mr. Thibault joined the Company as Vice President - Minerals. Under the terms of the Agreement, in addition to his base salary, Mr. Thibault was granted an option to purchase 500,000 shares at an exercise price ($0.48) equal to the then market price of the Company’s Common Stock. In June 2007, Mr. Thibault resigned his position with the Company. Accordingly, the vested portion of the option (250,000 shares) remains exercisable until June 2009.

d. On January 23, 2006, the Company entered into an Employment Agreement with David L. Matz. Mr. Matz joined the Company as Vice President - Oil & Gas. Under the terms of the Agreement, in addition to his base salary, Mr. Matz was granted an option to purchase 250,000 shares at an exercise price ($0.47) equal to the then market price of the Company’s Common Stock. See Note 13.

e. In October 2006, the Company entered into an Employment Agreement with Richard W. Blackstone. Mr. Blackstone joined the Company as the Secretary and Controller. Under the terms of the Agreement, in addition to his base salary, Mr. Blackstone was granted an option to purchase 200,000 shares of Common Stock at an exercise price ($0.67) equal to the then market price of the Company’s Common Stock. See Note 13.

f. At September 30, 2007, minimum commitments from long-term non-cancelable operating leases are as follows:

Fiscal Year	Amount
2008	$68,196
2009	66,421
2010	67,099
2011	67,034
2012	16,714
Total	$285,464

12. LITIGATION SETTLEMENT AND PENDING LITIGATION

a. Erlich Litigation

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

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2007 AND 2006

b. DRIOC Litigation

During August 2007, a complaint was filed against DRI Operating Company (“DRIOC”) in the Circuit Court of Tucker County, West Virginia, seeking an accounting and other information regarding certain wells operated by DRIOC in Tucker County, West Virginia. In September 2007, DRIOC entered into an Agreed Order to provide such information.

13. SUBSEQUENT EVENTS

On November 15, 2007, the Company renewed the $100,000 loan with First Regional Bank and the maturity date was extended to November 17, 2008 (see Note 8b).

On December 21, 2007, Sonata loaned the Company $75,000. The maturity date of such loan is December 20, 2008, and interest, at 8%, is due quarterly. The Company used the proceeds for general working capital purposes. In connection with this loan, the Company issued warrants for the purchase of 822,305 shares of Common Stock with an expiration date of December 31, 2010.

In October 2007, the Company gave notice to Mr. Matz that it does not intend to extend his employment agreement beyond the term that ends in January 2008. The Company is in default in respect to payments required in fiscal 2008 pursuant to the employment agreements with Messrs. Novinskie, Matz and Blackstone (see Note 11).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SUPPLEMENTAL FINANCIAL INFORMATION

To the Board of Directors and
Stockholders of Daleco Resources Corporation

Our reports to the Board of Directors and Stockholders of Daleco Resources Corporation and subsidiaries dated February 12, 2008, relating to the consolidated basic financial statements of Daleco Resources Corporation and subsidiaries appears on page 33. Those audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The information on Schedules V and VI and the Supplemental Information (Unaudited) is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

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

/Vasquez & Company, LLP/
Vasquez & Company, LLP
Registered Accountants

February 12, 2008
Los Angeles, California

DALECO RESOURCES CORPORATION
SCHEDULE V – OIL AND GAS PROPERTIES FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006
(EXPRESSED IN THOUSANDS)

	YEAR ENDED SEPTEMBER 30
	2007 ($000)	2006 ($000)
COST Proven Lease Acreage:
Balance - Beginning of year	$2,311	$5,448
Additions	-	-
Disposal	-	(3,137)
Balance - End Of Year	2,311	2,311

Proven Undeveloped Lease Acreage:
Balance - Beginning of Year	582	1,746
Additions	-	-
Disposal	-	(1,164)
Balance - End of Year	582	582

Well Costs:
Balance Beginning of Year	2,431	5,432
Additions	35	136
Disposal	(82)	(3,137)
Balance - End of Year	2,384	2,431

TOTAL COST (1)	$5,277	$5,324

(1)	Reflects costs of residual oil and gas assets at year end. The carrying value of the Company’s share of divested properties was written off in prior periods.

DALECO RESOURCES CORPORATION
SCHEDULE VI – ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF OIL AND GAS PROPERTIES FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006
(EXPRESSED IN THOUSANDS)

	YEAR ENDED SEPTEMBER 30
	2007 ($000)	2006 ($000)
ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION:
Prove Lease Acreage:
Balance - Beginning of Year	$2,048	$4,673
Charge for the Year	51	155
Disposal	-	(2,780)
Balance - End of Year	2,099	2,048

Proven Undeveloped Lease Acreage:
Balance Beginning of Year	435	1,243
Charge for Year	28	57
Disposal	-	(865)
Balance - End of Year	463	435

Well Costs:
Balance - Beginning of Year	1,655	2,592
Charge for Year	149	642
Disposal	(63)	(1,579)
Balance - End of Year	1,741	1,655

TOTAL ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION	$4,303	$4,138

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The following table shows the changes in the Company’s proved oil and gas reserves for the year:

	2007		2006
	CRUDE OIL AND CONDENSATE (BARRELS)	NATURAL GAS (MMCF)	CRUDE OIL AND CONDENSATE (BARRELS)	NATURAL GAS (MMCF)
Proved Developed and Undeveloped Reserves:
Balance Beginning of Year	100,354	718	254,147	1,751
Acquisition of Reserves	233	8	25,187	149
Disposition of Reserves	(3,174)	(21)	-----	-----
Revision of Previous Estimates(1)	(7,448)	43	(166,650)	(1,069)
Production for Year	(5,084)	(79)	(12,330)	(113)
Balance - End of Year	84,881	669	100,354	718
Proved Developed Reserves as at September 30	19,977	480	23,288	480

(1)
During 2006, the Company satisfied its indebtedness to Sonata Investment Company, LTD. Consistent with the provisions of the Second Amended Loan, Sonata requested and was assigned sixty-six and two thirds percent (66 2/3%) of all of Tri-Coastal Energy, LP’s oil and gas interests. The revision of previous estimate for 2006 includes a reduction of approximately 157,000 barrels of oil and 560 MMCF of gas attributable to such assignment.

Standardized Measure of Discounted Future Net Cash Flow from Estimated Production Proved Oil and Gas Reserves

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

Standardized Measure of Discounted Future Net Cash Inflows as of September 30, 2007 and 2006:

	2007	2006
Future cash inflows	$10,966,216	$10,245,298
Future production costs	(3,228,642)	(2,726,390)
Future development costs	(1,973,646)	(2,738,700)
Future income tax expense*	---	---
Subtotal	5,763,928	4,780,208
Discount factor at 10%	1,932,594	1,862,146
Standardized Measure of Future Net Cash Flows	$3,831,334	$2,918,062

*
The Company presently has approximately $25 million of loss carry forwards. Based on these carry forwards no future taxes payable have been included in the determination of future new cash inflows. Future head office general and administrative expenses have been excluded from the cash flows.

Summary of Changes in Standardized Measure of Discounted Future Net Cash Flows

	2007	2006
Balance - Beginning of Year	$2,918,062	$14,665,132
Increase (decrease) in future net cash flows:
Sales for the year net of related production costs	(362,691)	(768,055)
Acquisition of reserves in place	34,163	135,518
Changes in estimated future development costs	359,930	5,206,963
Changes in sales and transfer prices net of production costs related to future production	1,174,536	(10,154,128)
Change due to revision in quantity estimates and other(1)	(516,627)	(7,633,881)
Disposition of reserves in place	(67,845)	---
Extensions and discoveries net of related costs	---	---
Accretion of discount	291,806	1,466,513
Balance - End of Year	$3,831,334	$2,918,062

(1)
During 2006, the Company satisfied its indebtedness to Sonata Investment Company, LTD. Consistent with the provisions of the Second Amended Loan, Sonata requested and was assigned sixty-six and two thirds percent (66 2/3%) of all of Tri-Coastal Energy, LP’s oil and gas interests. The change due to revision in quantity estimates amounts to a reduction of $3,100,000 attributable to such assignment.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

Disclosure Controls and Procedures

The interim Chief Executive Officer (and Chief Financial Officer), after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the fiscal year ended September 30, 2007 as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, have concluded that its disclosure controls and procedures are effective to reasonably ensure that material information required to be disclosed by the company in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by Securities and Exchange Commissions’ rules and forms, and that such information is accumulated and communicated to management, including the interim Chief Executive Officer/Chief Financial Officer to allow timely decisions regarding required disclosure. The interim Chief Executive Officer/Chief Financial Officer confirms that the review of the Disclosure Controls and Procedures was conducted at September 30, 2007.

Internal Control Over Financial Reporting

The annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for a small business issuer.

On September 30, 2007, the Company had six employees. All day-to-day financial matters are overseen by the interim Chief Executive Officer/President/Chief Financial Officer and the Controller, with oversight by the Board of Directors. All contracting by the Company, for other than everyday items, is done with the approval the entire Board of Directors.

In light of the size of the Company, its limited cash flow and the transparency of its actions, the Company has instituted a limited number of formal controls and procedures, in addition to other than those recommended by the Company’s auditors or required under the Sarbanes Oxley Act of 2002 related to the composition of its Board of Directors and the establishment of various Board Committees. These policies include an Employee Manual outlining procedures relating but not limited to employee dispute resolution and issues related to “controlled substances” and policies in handling the recordation and transfer of funds. Any problem which cannot be resolved internally or which an employee does not desire to discuss with a superior may be discussed with counsel or an independent member of the Board of Directors.

The Chief Financial Officer and the Chief Executive Officer, with the assistance of the Audit Committee and the Company’s Independent Accountants, have established, consistent with the provisions of Rule 13a-15(f) and Rule 15d-15 of the ’34 Act, a procedure and check list for the filing of all information and reports required by the Securities and Exchange Act of 1934, as amended and the Sarbanes-Oxley Act (“SOX”). Since the Company employs only six people, as of the filing date, the responsibility for reporting and filing reports falls on the shoulders of the Company’s interim Chief Executive Officer/President/Chief Financial Officer In addition to the mandatory filing requirements established by the Securities and Exchange Commission, OTC:BB (the exchange on which the Registrant’s stock is traded) and SOX, the Registrant has taken the position that any transaction that could impact the value of the Company or the Company’s stock by five percent or greater requires disclosure. All press releases are published by the Company only after submittal to the Board of Directors and counsel for review, comment and approval.

The Company’s Internal Controls over financial reporting and record maintenance has been developed by the Company in conjunction with the Company’s accountants as approved by the Board of Directors. These procedures are for the detailed and accurate recordation of all transactions in which the Company is involved and the disposition of assets. They provide reasonable assurance that the transactions recorded permit the accurate preparation of financial statements in accordance with generally accepted accounting principals and that receipts and expenditures of the Company are being made only in accordance with authorization of management. The controls provide reasonable assurances regarding the prevention and timely detection of unauthorized use of Company assets and acquisition or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Code of Ethics

The Board of Directors of the Company has adopted a Code of Ethics for all of the Company’s employees, officers and directors, a copy of which is attached hereto as Exhibit 14.1. Each officer and Director of the Company annually affirms that he has read the Company’s Code of Ethics and agrees to be bound thereby.

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

Recently Issued Accounting Standards

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior-year misstatements should be taken into consideration when quantifying misstatements in current-year financial statements for purposes of determining whether the current-year financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings if material. We adopted SAB 108 as of September 30, 2007 and noted no material impact on our financial position or results of operations as a result of the adoption.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of our 2008 fiscal year, October 1, 2007. Upon adoption, we currently estimate that there will be no material impact on our financial position or results of operations. This estimate is subject to revision as we complete our analysis.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This pronouncement is effective at the end of our 2007 fiscal year. The adoption of SFAS 158 did not have a material impact on our financial position or results of operations.

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

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

Directors, Executive Officers, Promoters, Control Persons

Set forth below is certain information about each of the Directors and officers of the Company including the name, age, principal occupation, business experience and length of service as a Director of the Company.

Dov Amir (83)

Mr. Amir has been a member of the Board of Directors of the Company since 1978. Mr. Amir served as (i) President and Chief Operating Officer of the Company from 1978 to 1996 and (ii) the Chairman of the Board of Directors and the Chief Executive Officer of the Company from 1996 to 2005. Prior to joining the Company, Mr. Amir was involved in the development of natural resources and economic development projects in the United States, Africa, South America and Europe, both in the capacity of a corporate executive and as a consultant. Mr. Amir holds a B.S. degree in Petroleum Engineering, Cum Laude, and M.S. degree in Petroleum Engineering and Economics from the University of Southern California, and has completed postgraduate courses in management and finance at USC and UCLA.

Lord Gilbert [John] (78)

Lord Gilbert has been a member of the Board of Directors of the Company since November 2003. Lord Gilbert served as U.K. Minister of State for Defense Procurement from 1997 to 1999, and is a member of the House of Lords and the Privy Council. He first entered Parliament in 1970 and served as Financial Secretary to the Treasury (1974-75), Minister for Transport (1975-76), and Minister of State for Defense (1976-79). During the Conservative government, he was Senior Opposition member of the Select Committees on Defense and Trade and Industry and the Committee on Intelligence & Security. A Chartered Accountant, Lord Gilbert was educated at St. John’s College, Oxford, and New York University, where he earned a Ph.D. in International Economics. His early career included work with Price Waterhouse and Canadian Business Services, Toronto, and as Assistant Vice President, Business Development at the Bank of America International in New York. He is a Fellow of the Royal Geographic Society and a member of the Trilateral Commission, and he has served several companies on both sides of the Atlantic as an advisor and board member.

David A. Grady (62)

Mr. Grady has been a member of the Board of Directors of the Company since September 2007. Mr. Grady is a lawyer with concentrations in wealth management and business, securities, real estate and construction matters. From 2004 to 2007, Mr. Grady served as Vice President and General Counsel of Tecumseh Professional Associates, Inc., a privately held national firm based in Albuquerque, New Mexico, with business interests and activities in oil and gas, renewable energy, minerals, real estate, environmental assessment and remediation services, and government facilities management and operation. Mr. Grady received his B.A. from Yale University in 1967 and his J.D. from the University of New Mexico in 1975. Mr. Grady’s background includes U.S. Army Intelligence, mainframe computer sales and systems engineering with IBM in New York City, computer hardware export/import and computer software design/development (including financial and management information systems) with his firm in Southeast Asia. He has been a film and multi-media producer as well as a principal in a number of technology development firms and the owner/developer of several commercial, industrial, and multi-family real estate projects. Mr. Grady has served on the boards of directors of many business and non-profit organizations.

Robert E. Martin (80)

Mr. Martin has been a director of CAMI since January 2008. From September 2000 to May 2005, Mr. Martin was a member of the Board of Directors of the Company. From 1994 to September 2000 (when the Company acquired CAMI), Mr. Martin was a director and officer of CAMI and its affiliates. Mr. Martin previously was a Regional Vice President for Kaiser Aluminum, Vice President of Sales and Executive Vice President for Lively Equipment Company, and the owner of R.E. Martin Investments and R.R. Martin Sales. Mr. Martin is a retired Brigadier general in the U.S. Air Force Reserve. Mr. Martin is a graduate of Park University, obtained a Master’s degree equivalent in Electrical Engineering through a joint program between the U.S. Air Force and the University of Denver, attended Tulsa University Law School and did post graduate work at Oklahoma State University and the University of Oklahoma.

Charles T. Maxwell (75)

Mr. Maxwell has been a member of the Board of Directors of the Company since January 2006. Mr. Maxwell was educated at Princeton University as an undergraduate and Oxford University as a graduate. Mr. Maxwell entered the oil industry in 1957 and worked for Mobil Oil Company for 11 years in the United States, Europe, the Middle-east and Africa. His background has been in four traditional sectors of the industry - producing, refining, transportation, and marketing. In 1968, Mr. Maxwell joined a well-known Wall Street Firm as an oil analyst. In polls taken by Institutional Investor magazine, Mr. Maxwell was ranked by the US financial institutions as the No. 1 oil analyst for the years 1972, 1974, 1977 and 1981-1986. In addition, for the last 22 years, he has been an active member of an Oxford based organization comprised of OPEC and other industry executives from 30 countries who meet twice a year to discuss trends within the energy industry. Mr. Maxwell is currently affiliated with Weeden & Co., LLP, Greenwich, Connecticut. Mr. Maxwell is also a director of Chesapeake Energy Corp.

Gary J. Novinskie (57)

Mr. Novinskie is the President, interim Chief Executive Officer and Chief Financial Officer of the Company. Mr. Novinskie has been the interim Chief Executive Officer of the Company since August 2007. Mr. Novinskie has been the President and Chief Financial Officer of the Company since October 1996 and was previously the Chief Operating Officer of Deven Resources, Inc. Prior to his employment with Deven Resources, Inc., Mr. Novinskie was a Vice President of Broad Street Financial Company, a privately held holding company in Columbus, Ohio for four years. Mr. Novinskie also served as the President of Omni Exploration, Inc., a public oil and gas company for seven years, as Vice President in the Energy Lending Department of the Huntington National Bank in Cleveland, Ohio, and has held various engineering and management positions during his career with Amoco Production Company at various locations throughout the United States. Mr. Novinskie holds a B.S. from the Pennsylvania State University in Petroleum and National Gas Engineering, and an M.B.A from Case Western Reserve University, majoring in Banking and Financing.

William Pipkin (53)

Mr. Pipkin has been a member of the Board of Directors of the Company since June 2005. Mr. Pipkin has a broad technology background with expertise in commercializing technology. Mr. Pipkin is a 1992 graduate of The Wharton School, University of Pennsylvania, earning a Masters in Business Administration in Finance and Entrepreneurship, Awarded Director’s List. He received a Bachelors of Science, Analytical Chemistry, American Chemical Society certified, from Brigham Young University in 1978. Mr. Pipkin worked for Hewlett-Packard for 21 years commercializing new technology before joining the “start-up” world. His experience is international in scope, having worked in the United States and Asia as well as having consulted in the United States, Japan, China and Europe and for the United Nations. Mr. Pipkin has been involved in all aspects of business including sales, applications, support, research and development, manufacturing and marketing. Mr. Pipkin was one of the founders of 16/6, Inc. which was acquired by the Company in 1991.

David L. Matz (59)

Mr. Matz joined the Company in January 2006 as its Vice President - Oil and Gas. During his 37 year career as a Registered Professional Petroleum Engineer, Mr. Matz has served as Project Manager for a coal bed methane horizontal drilling project in West Virginia and as Vice President of Equitable Production Company and Statoil Energy, managing each company’s drilling and completion operations for the Appalachian Basin. He also held various engineering positions with Conoco during his eleven years with that firm. Mr. Matz is a graduate of Pennsylvania State University with a degree in Petroleum and Natural Gas Engineering.

Richard W. Blackstone (50)

Mr. Blackstone joined the Company in October 2006 as its Secretary and Controller. During his 30-year career, Mr. Blackstone has been involved in all financial reporting and cash management aspects of businesses. Prior to joining Daleco, Mr. Blackstone served as Vice President - Chief Financial Officer of Broad Street Financial Company and Broad Street Energy Company, privately held companies in Columbus, Ohio. From 1986 to 1991, he held various positions including Vice President, Chief Financial Officer and Director of Omni Exploration, Inc., a publicly traded oil and gas company. Mr. Blackstone held various positions including that of Senior Accountant with Deloitte & Touche LLP. In addition to the foregoing, Mr. Blackstone’s broad background includes accounting positions with companies involved in the insurance, franchise, fast food and coal extraction industries. Mr. Blackstone holds a BBA degree in accounting from Ohio University. He is a Certified Public Accountant, licensed in the State of Ohio.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company received no Forms 5 filed by any party. Based upon a review of Forms 3 and 4 filed during the fiscal year ending September 30, 2007 and information concerning beneficial ownership known to the Company for which a Form 3 or 4 should have been filed as relating to persons subject to Section 16(a):

1)	Mr. Amir filed an amended Form 4 on January 24, 2008 to correct his previous omission of options acquired in October 2001 and September 2006;
2)	Mr. Stephan V. Benediktson, former Chairman of the Board of Directors and former Chief Executive Officer of the Company, has not filed any forms required by Section 16 of the ’34 Act;
3)	Lord Gilbert has not filed any forms required by Section 16 of the ’34 Act;
4)	Mr. Grady filed his Form 3 on December 11, 2007 that was not timely;
5)	Mr. Maxwell filed his Form 3 on September 24, 2007 that was not timely:
6)
Mr. Novinskie filed a Form 4 on June 26, 2007 in respect to a purchase of shares but such form failed to include warrants acquired simultaneously with the shares of Common Stock reported. Mr. Novinskie filed an Amended Form 4 on January 18, 2008 to correct it for such warrants;

7)	Mr. Pipkin filed his Form 3 on December 21, 2007 that was not timely;
8)	Mr. Nathan K. Trynin, former Vice Chairman of the Board of Directors and former Executive Vice President of the Company, has not filed any forms required by Section 16 of the ’34 Act:
9)	Mr. Richard W. Blackstone, Secretary of the Company, filed his Form 3 on August 7, 2007 that was not timely;
10)	Mr. David L. Matz, Vice President - Oil and Gas, filed his Form 3 on August 7, 2007 that was not timely; and
11)	Mr. Richard A. Thibault, former Vice President - Minerals, has not filed any forms required by Section 16 of the ’34 Act; and
12)	Based on information available to the Company, the Company believes that Terra Silex Holdings LLC has failed to update its Form 13D to reflect its current holdings of the Company’s Common Stock.

Code of Ethics

The Company has adopted a Code of Business Ethics that informs the Company’s directors and employees of their legal and ethical obligations to the Company and sets a high standard of business conduct. The Code of Business Ethics applies to all employees and, where applicable, to directors of the Company. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver from, any provision (including the standards listed under Item 406(b) of Regulation S-K) of the Code of Business Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions by posting such information on the Company’s web site (www.dalecoresources.com).

CORPORATE GOVERNANCE

The Board of Directors has standing Audit, Compensation and Nominating and Governance Committees. In addition, the Board of Directors has adopted a Code of Business Ethics. The charter of the Audit Committee and the Code of Business Ethics are posted on the corporate governance page of the Company’s web site at www.dalecoresources.com.

Board Attendance

Each member of the Board of Directors is expected to make a reasonable effort to attend all meetings of the Board of Directors, all applicable committee meetings, and each annual meeting of shareholders. All members of the Board of Directors at that time attended the 2007 Annual Meeting of Shareholders and each of the current members of the Board of Directors is expected to attend the 2008 Annual Meeting. The Board of Directors held a total of six meetings during fiscal 2007. Each director attended at least 75% of the aggregate meetings of the Board of Directors and the committees on which they served during fiscal 2007.

Shareholder Communication with the Board of Directors

Any of the directors may be contacted by writing to them at: Board of Directors, c/o Corporate Secretary’s Office, Daleco Resources Corporation, 17 Wilmont Mews, 5th Floor, West Chester, Pennsylvania 19382. The independent directors have requested that the Secretary of the Company act as their agent in processing any communications received. All communications that relate to matters that are within the scope of responsibilities of the Board of Directors and its committees will be forwarded to the independent directors. Communications relating to matters within the responsibility of one of the committees of the Board of Directors will be forwarded to the Chairperson of the appropriate committee. Communications relating to ordinary business matters are not within the scope of the Board of Directors’ responsibility and will be forwarded to the appropriate officer at the Company. Solicitations, advertising materials, and frivolous or inappropriate communications will not be forwarded.

Board Attendance

Each member of the Board of Directors is expected to make a reasonable effort to attend all meetings of the Board of Directors, all applicable committee meetings, and each annual meeting of shareholders. All members of the Board of Directors at that time attended the 2007 Annual Meeting of Shareholders and each of the current members of the Board of Directors is expected to attend the 2008 Annual Meeting. The Board of Directors held a total of six meetings during fiscal 2007. Each director attended at least 75% of the aggregate meetings of the Board of Directors and the committees on which they served during fiscal 2007.

Board Committees and Meetings

Audit Committee

The Board of Directors has established an audit committee (the “Audit Committee”) in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, that currently consists of Messrs. Amir, Gilbert, Maxwell and Pipkin. Mr. Pipkin serves as Chairperson of the Audit Committee. It has been determined by the Company’s Board of Directors that each member of the Audit Committee other than Mr. Amir meets the applicable NASDAQ independence requirements and that each of Mr. Pipkin and Lord Gilbert is an Audit Committee “financial expert,” as defined in Item 401 (e) of Regulation S-B, due to his business experience and background described previously within this Proxy Statement. The Audit Committee operates pursuant to a charter that was adopted by the Company’s Board of Directors in December 2005. A copy of the Audit Committee charter can be found on the Company’s website (www.dalecoresources.com) and is attached to the Company’s Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007 as Exhibit 3.2. The duties of the Audit Committee include the responsibility of reviewing financial information (both external and internal) about the Company and its subsidiaries so as to assure (i) that the overall audit coverage of the Company and its subsidiaries is satisfactory and appropriate to protect the shareholders from undue risks and (ii) that an adequate system of internal financial control has been designed and implemented throughout the Company and is being effectively maintained. Additionally, the Audit Committee has sole authority and direct responsibility with respect to the appointment, compensation, retention and oversight of the Company’s independent registered public accounting firm, or independent auditor. Also, as part of its duties, the Audit Committee has adopted procedures for receiving and acting on complaints received by the Company regarding accounting, internal accounting controls and auditing issues. Such complaints should be sent to the attention of the Corporate Secretary’s Office, Daleco Resources Corporation, 17 Wilmont Mews, 5th Floor, West Chester, Pennsylvania 19382. The Audit Committee held two meetings during fiscal 2007.

Compensation Committee

The Board of Directors has established a compensation committee (the “Compensation Committee”) that currently consists of Messrs. Grady, Maxwell and Pipkin. Mr. Maxwell serves as Chairperson of the Compensation Committee. It has been determined by the Company’s Board of Directors that each member of the Compensation Committee meets NASDAQ independence requirements. The Committee operates pursuant to the Company’s By-laws. The Compensation Committee is appointed annually by the Board of Directors at its annual meeting immediately following the Annual Meeting of Shareholders. The Board of Directors expects to formalize the Committee charter in fiscal 2008. The duties of the Compensation Committee include annual determination of the compensation of the Chief Executive Officer and other executive officers and review and approval of goals and objectives relevant to his activities, review and approval of the Chief Executive Officer’s recommendations as to the compensation to be paid other officers of the Company, establishing that all compensation for executive officers and other officers is in compliance with securities law provisions, and review and approval of the Company’s equity-based incentive programs. The By-laws do not provide the Compensation Committee with any delegation authority regarding its duties. See the discussion below under “Compensation Discussion and Analysis” and “Compensation of Directors” for more information about the Compensation Committee’s processes and procedures. The Compensation Committee held one meeting during fiscal 2007.

Compensation Committee Interlocks and Insider Participation

As of September 30, 2007, the Compensation Committee consisted of Messrs. Grady, Maxwell and Pipkin. None of the current members of the Compensation Committee during fiscal 2007 had any related person transaction with the Company required to be disclosed under Item 404 of Regulation S-B. Currently, no executive officer of the Company is serving as a member of the Compensation Committee or Board of Directors of any other entity that had an executive officer serving as a member of the Company’s Board or Compensation Committee such that the service would constitute an interlock under Item 404 of Regulation S-B. From August 2005 through August 2007, Messrs. Benediktson, Trynin and Maxwell served on the Compensation Committee.

Nominating and Governance Committee

The Board of Directors has established a nominating and governance committee (the “Nominating and Governance Committee”) that currently consists of Messrs. Grady, Maxwell and Pipkin. Mr. Maxwell serves as Chairperson of the Nominating and Governance Committee. It has been determined by the Company’s Board of Directors that each member of the Nominating and Governance Committee meets NASDAQ independence requirements. The Committee operates pursuant to the Company’s By-laws. The present membership of the Nominating and Governance Committee was appointed by Board of Directors in September 2007. The Board of Directors expects to formalize the Committee charter in fiscal 2008. The duties of the Nominating and Governance Committee include identification and nominations to the Board of Directors of candidates for election as Directors of the Company and the development and review of the Company’s Corporate Governance Principles. The Nominating and Governance Committee held no meetings during fiscal 2007. As part of its assigned duties, the Nominating and Governance Committee will review the Corporate Governance Principles and report to the Board of Directors as to their acceptability in scope and application, as well as recommend any future amendments thereto.

The Nominating and Governance Committee uses different sources to identify Board of Directors candidates, including the Company’s executive officers and current members of the Board of Directors. The Nominating and Governance Committee also considers the nomination of Director candidates recommended by Shareholders in conformance with the appropriate tests and standards. The Nominating and Governance Committee uses the same manner and process for evaluating every candidate for Board of Directors membership, regardless of the original source of the candidate’s nomination. Recommendations to the Nominating and Governance Committee from Shareholders regarding candidates must be delivered to the Company’s Corporate Secretary no later than the close of the Company’s fiscal year, September 30, prior to the Annual Meeting of Shareholders at which the nominating shareholder proposes that the recommended candidate stand for election. Article III of the Company’s By-laws authorizes Director nominations to be made by Shareholders if the conditions specified therein are met, including the giving of advance notice and the furnishing of certain personal background information and a written statement from the proposed candidate agreeing to be identified in the proxy statement as a nominee and, if elected, to serve as a Director. The Nominating and Governance Committee currently has not set specific, minimum qualifications or criteria for nominees that it proposes for Board of Directors membership, but evaluates the entirety of each candidate’s credentials. The Nominating and Governance Committee believes, however, that the Company will be best served if its Directors bring to the Board a variety of experience and backgrounds and, among other things, demonstrated integrity, executive leadership and financial, marketing or business knowledge and experience.

AUDIT COMMITTEE REPORT

The following report has been submitted by the Audit Committee:

The Audit Committee is comprised solely of Independent Directors, under the requirements of The NASDAQ Stock Market LLC and SEC rules. In addition, the Board of Directors has determined that Mr. Gilbert and Mr. Pipkin are “financial experts” as defined by Regulation S-B. The Audit Committee held two meetings during fiscal 2007. The Audit Committee operates under a written charter, which is available on the corporate governance page of the Company’s web site at www.dalecoresources.com and at Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007.

Under the charter, the Audit Committee’s responsibilities include:

•	Appointment and oversight of the independent auditor;
•	Approval of the fees and other compensation to be paid to the Company’s independent auditor;
•	Pre-approval of all auditing services and permitted non-audit services by the Company’s independent auditor;
•	Review of the Company’s annual financial statements to be included in the Company’s Annual Report on Form 10-KSB;
•	Oversight of the review and response to complaints made to the Company regarding accounting, internal accounting controls and auditing matters; and,
•	Review and approval of related party transactions.

Management is responsible for the Company’s internal controls and preparing the Company’s consolidated financial statements and a report on management’s assessment of the effectiveness of internal control over financial reporting. The Company’s independent registered public accounting firm, Vasquez & Company LLP, is responsible for performing an independent audit of the consolidated financial statements and issuing a report thereon, as well as, effective for fiscal 2008, for auditing management’s assessment of the effectiveness of internal control over financial reporting and also auditing the effectiveness of internal control over financial reporting and issuing a report thereon. Their audits are performed in accordance with the standards of the Public Company Accounting Oversight Board. The Audit Committee is responsible for overseeing the conduct of these activities and appointing the Company’s independent registered public accounting firm. In performing its oversight function, the Audit Committee relies, without independent verification, on the information provided to it and on representations made by management and the independent registered public accounting firm.

In conducting its oversight function, the Audit Committee discusses with the Company’s independent registered public accounting firm, with and without management present, the overall scope and plans for their respective audits. The Audit Committee also reviews the Company’s programs and key initiatives to design, implement and maintain effective internal controls over financial reporting and disclosure controls. The Audit Committee has sole discretion, in its areas of responsibility and at the Company’s expense, to engage independent advisors as it deems appropriate and to approve the fees and retention terms of such advisors.

The Audit Committee meets with the independent registered public accounting firm, with and without management present, to discuss the results of their examinations, the evaluations of the Company’s internal controls and the overall quality of the Company’s financial reporting. The Audit Committee has reviewed and discussed with management and Vasquez & Company LLP the audited financial statements for the fiscal year ended September 30, 2007. The Audit Committee has also reviewed and discussed management’s assessment of internal control over financial reporting with management. The Audit Committee also reviewed and discussed with Vasquez & Company LLP its report on the Company’s annual financial statements as of September 30, 2007 was fairly stated, in all material respects as of September 30, 2007.

The Audit Committee reviewed with Vasquez & Company LLP the matters required to be discussed by Statement on Auditing Standards No. 61 (Communications with Audit Committees). In addition, the Audit Committee discussed with Vasquez & Company LLP their independence from management, and the Audit Committee has received from Vasquez & Company LLP the written disclosures required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees).

Based on its review of the audited consolidated financial statements and discussions with management and Vasquez & Company LLP referred to above, the Audit Committee recommended to the Board of Directors the inclusion of the audited financial statements for the fiscal year ended September 30, 2007 in the Company’s Annual Report on Form 10-KSB for filing with the SEC see Item 7 of Part II).

Respectfully submitted,
/s/ William Pipkin
William Pipkin, Chairperson
Dov Amir
Lord Gilbert
Charles T. Maxwell

COMPENSATION COMMITTEE REPORT

The following report has been submitted by the Compensation Committee:

The Compensation Committee has reviewed and discussed the Company’s Compensation Discussion and Analysis (see Item 10) with management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s (i) Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007 and (ii) definitive proxy statement on Schedule 14A for the Annual Meeting, each as filed with the SEC.

The foregoing report was submitted by the Compensation Committee and shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A promulgated by the SEC or Section 18 of the Securities Exchange Act of 1934, as amended.

Respectfully submitted,
/s/ Charles T. Maxwell
Charles T. Maxwell, Chairperson
David A. Grady
William Pipkin

Item 10. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

     The rules regarding disclosure of executive compensation were greatly altered by the Securities and Exchange Commission in 2006, which impacts disclosure in our proxy statements beginning with this proxy statement. In addition to new and revised tables, greater emphasis is placed on providing discussion and analysis of our compensation practices. Further, the content of our Compensation Committee Report has been reduced. Due to these changes, the information in this proxy statement is not directly comparable to that in our 2007 proxy statement.

     In this section, we discuss the principles underlying our executive compensation policies and decisions and the most important factors relevant to an analysis of these policies and decisions. We provide qualitative information regarding the manner and context in which compensation is awarded to, and earned by, our executive officers to give perspective to the data we present in the compensation tables, as well as the narratives that follow the tables.

Executive Compensation Program Philosophy and Objectives

We reward our named executive officers (identified in our 2007 Summary Compensation Table below) for their efforts in helping us achieve market or above-market results and for helping us take important steps to meet our long-term strategic goals. As a result, our basic executive compensation philosophy remains to “pay for performance.”

For us, a “pay for performance” philosophy means providing market compensation packages when performance meets our expectations, but also realizing that results below our expectations may result in below-market compensation packages. To further this philosophy, we have designed our executive compensation program to achieve the following objectives:

•	attract, motivate and retain key executive talent;
•	incentivize our named executive officers to help us achieve superior financial and operational performance; and
•	continue to align our named executive officers’ compensation interests with our goal of creating long-term shareholder value.

We believe that our executive compensation program should not be overly influenced by the short-term performance of our stock, but should instead promote long-term shareholder value. Our named executive officers are already individually focused on promoting long-term shareholder value because they are each significantly invested in our common stock. Our experience, however, has been that utilizing salary, annual cash incentive awards, and long-term equity-based awards as the primary elements of our executive compensation program is the best way to continue to align our executives’ compensation interests with our goal of promoting long-term shareholder value. We also understand that our executive compensation program provides a starting point, or baseline of comparison, for the compensation that we pay to our other employees. For this reason, we believe our executive compensation program should strike an appropriate balance among rewards, incentives and expectations.

While these broad concepts generally govern our executive compensation program, we also take into account specific factors particular to each executive officer when making individual compensation decisions, which we describe in detail below. These factors consist of the executive’s range of responsibilities and related performance measures, amounts paid to executive officers with similar responsibilities in similarly situated companies and other individual factors affecting each executive’s performance.

Compensation Administration

The Compensation Committee of our Board of Directors, which we refer to as our Compensation Committee, reviews and determines the compensation for our named executive and other officers. The compensation that we paid our named executive and other officers in Fiscal Year 2007 is disclosed in detail in the tables and narratives below under the heading “Executive Compensation.” Our Compensation Committee is also responsible for, among other things, structuring and administering the compensation programs and plans in which our named executive and other officers participate.

Compensation Processes, Procedures and Benchmarking

Generally, our Compensation Committee establishes salaries for the current fiscal year and annual cash incentive award payouts for the prior fiscal year at its regularly scheduled March meeting. Historically, at this meeting, our Compensation Committee first reviews the elements of each named executive officer’s total compensation during the previous fiscal year. Our Chief Executive Officer then makes compensation recommendations to our Compensation Committee with respect to the executive and other officers who report to him, but those officers are not present in the meeting during compensation deliberations. The chairman of the Compensation Committee then makes compensation recommendations in executive session to our Compensation Committee with respect to our Chief Executive Officer and other officers, who are absent from the meeting at that time.

Our Compensation Committee may accept or make adjustments to the recommendations it receives in establishing the final compensation for each of the named executive officers. In general, when setting each component of compensation for our named executive and other officers, our Compensation Committee considers the following performance factors:

•	our previous year’s operating results and whether we achieved our performance objectives;
•	the relative value of the executive’s unique skills, competencies and institutional knowledge;
•	the executive’s performance of management and officer responsibilities; and
•	the executive’s contribution toward our long-term strategic objectives and our goal of creating long-term shareholder value.

Our Chief Executive Officer’s compensation is also approved by the full Board of Directors.

Our Compensation Committee has historically granted equity incentive awards every year at its regularly scheduled September meeting corresponding to the Company’s fiscal year end. Incentive awards were last granted in 2007. We discuss this in more detail below. Our Compensation Committee currently does not intend to grant any equity incentive awards until calendar year 2008.

With the exception of our previous Chief Executive Officer and previous Executive Vice President, as discussed in more detail below, we believe the total cash compensation paid (the combination of salary and annual cash incentives) to our named Interim Chief Executive Officer and other officers for fiscal 2007 were below the compensation paid for executives holding similar positions in our peer group.

Primary Elements of Compensation

We have established executive compensation objectives that are primarily focused on helping us create long-term shareholder value. We believe that we can best achieve our executive compensation program objectives by offering competitive short-term cash compensation combined with appropriate long-term equity-based compensation tied to our operating results and our achievement of incremental shareholder value. To this end, the primary elements of our executive compensation program are salary, annual cash incentive awards, and long-term equity-based incentive awards, which are each described in detail below. Generally, we look at our named executive officers’ complete compensation arrangements when establishing salaries, annual cash and long-term equity incentive awards.

Salaries

We provide our named executive and other officers with annual salaries both to attract and retain the executives and to provide them with a steady source of annual cash-based income. For each named officer, salary represents a non-“at risk” cash component of compensation. We establish our salaries at levels designed to reward our named executive officers for their overall level of expertise, responsibilities, experience and other factors unique to each individual executive officer, as determined by our Compensation Committee.

For fiscal year 2007, the amount of each named executive and other officer’s salary did not change from such officer’s base fiscal year 2006 salary. Salaries earned by our named executive officers for 2007 appear below in the “Salary” column of our 2007 Summary Compensation Table. Messrs. Benediktson and Trynin resigned from their positions with the Company in August 2007. In October 2007, the Company, as a result of its current financial condition in that it cannot assure Mr. Matz of its ability to fulfill its obligations to him, gave notice to Mr. Matz that, unless its financial condition improves significantly, it does not intend to extend his employment agreement term that ends in January 2008. The Compensation Committee plans to address the employment agreements with Messrs. Novinskie and Blackstone at its meeting in April 2008 or earlier. The Company is in default in respect to payments required in fiscal 2008 pursuant to the employment agreements with Messrs. Novinskie, Blackstone and Matz (see Exhibits 10.5, 10.19 and 10.20, respectively, to the Company’s Annual report on Form 10-KSB for the fiscal year ending September 30, 2007).

 Annual Cash Incentive Awards

Although the Company has never done so in the past, it is its desire to provide our named officers with annual cash incentive awards designed to motivate them to help us achieve our annual financial goals. The Board of Directors retains discretionary authority for any such awards recommended by the Compensation Committee. An annual cash incentive payment, if awarded, is made in the fiscal year following the year in which it is earned. No annual cash incentive payments were awarded for fiscal 2006 nor have any been awarded for fiscal 2007.

Long-Term Equity-Based Incentive Awards

Historically, we have used stock options as the primary vehicle for providing long-term incentives to and rewarding our named executive officers for their efforts in helping to create long-term shareholder value. We have also considered stock options as a retention tool for executive talent. Both of these factors have helped our Compensation Committee determine in past years the type of award and the number of underlying shares that it granted in connection with an equity incentive award. We had historically believed that granting stock options was the best method for motivating named executive officers to manage our company in a manner consistent with the long-term interests of our shareholders because of the direct relationship between the value of a stock option and the market price of our common stock. The following factors, however, have caused us to reevaluate this approach, and we are considering using other forms of equity incentives in the future:

•	the evolution of regulatory, tax and accounting treatment of equity incentive programs, and
•	developments in our strategic objectives.

We have historically granted stock awards to our named executive and other officers in conjunction with our Compensation Committee’s regular September meeting. Grants occurred in September 2006 and a grant was also made in March 2007 to the Chief Executive Officer at that time.

We currently do not anticipate granting any further equity awards to our named executive officers until after the beginning of calendar year 2008. We also anticipate refining the details of our equity award program, including revisiting our policies and practices regarding the timing of awards and Compensation Committee approval, when we grant equity awards to named executive officers.

Other Benefits

Our named executive officers are also eligible to participate in our employee benefit plans available to all salaried employees, including our health insurance plan and group life insurance plan. The Company does not have a 401(k) savings plan or a deferred compensation program. We do not make post-termination payments and benefits available to our named executive officers. The value of these benefits are reviewed annually by our Compensation Committee, but are not generally considered as part of the overall compensation program for purposes of allocating among cash, equity and other compensation.

Perquisites

We do not believe that providing perquisites to our named executive officers helps us achieve any of our compensation program objectives, including the promotion of long-term shareholder value. We limit the perquisites made available to our named executive officers that are not otherwise available to all salaried employees, and believe that this arrangement is consistent with our “pay for performance” philosophy. During fiscal year 2007, we offered our named executive officers no perquisites.

Health and Welfare Benefits

We provide healthcare, life and disability insurance and other employee benefits programs to our employees, including our named executive officers. We believe that these benefits are competitive within our peer group and, while not separate incentives by themselves because they do not help us achieve any of our compensation program objectives, are essential and expected parts of any compensation program. Our President is responsible for overseeing the administration of these programs. Our employee benefits programs are provided on a non-discriminatory basis to all employees. These benefits include vacation and personal time; paid holidays; medical and long and short-term disability insurance programs.

Pension Benefits

We do not provide defined benefit pension arrangements or post-retirement health coverage for our named executive officers, as we do not believe that providing these types of benefits to our named executive officers helps us achieve any of our compensation program objectives, including the promotion of long-term shareholder value.

Retirement and Employee Stock Ownership Plans

We do not provide a 401(k) savings plan or any other form of a tax-qualified retirement plan, nor any employee stock ownership plan.

Employment and Severance Agreements

We do maintain employment agreements with our named executive officers. Such agreements usually include specific cash payments in the event the named executive officer’s employment is terminated other than for cause or terminated by the executive officer for good reason as set forth in each agreement). The agreements do not require the named executive officers to mitigate the amount of benefits paid by seeking other employment, and the benefits payable under the agreements are not subject to reduction for other compensation earned by the named executive officers after termination. The agreements do have an expiration date. We believe that these agreements were necessary for us to attract and retain the named executive officers. See further disclosure below under “Potential Payments Upon Termination or Change in Control” for more information.

Stock Ownership Guidelines

As discussed above and as disclosed above in the beneficial ownership tables, our named executive officers have a substantial equity interest in the Company. As a result, we do not have a formal policy requiring that our named executive officers own any predetermined amount of our stock. However, as indicated above, a primary objective of our “pay for performance” philosophy is to align our named executive officers’ compensation interests with our goal of creating long-term shareholder value. We therefore encourage our current named executive officers to continue to maintain an equity ownership in the company, which ownership further aligns their compensation interests with the interests of our shareholders.

Recoupment of Incentive Payments

We do not have a formal policy regarding adjusting or recovering annual cash incentive payments or long-term equity-based incentive awards if the relevant performance metrics upon which such awards or payments are based are later restated or otherwise adjusted in a manner that reduces the actual size of the award or payment. Instead, we will consider making adjustments or recoveries on a case-by-case basis if those situations arise.

Accounting and Tax Considerations

Regulations issued under Section 162(m) of the Internal Revenue Code provide that compensation in excess of $1 million paid to our named executive officers will not be deductible unless it meets specified criteria required for it to be “performance based.” In general, our Compensation Committee considers the potential impact of Section 162(m) in its review and establishment of compensation programs and payments. However, our Compensation Committee also reserves the right to provide compensation that does not meet the exemption criteria if, in its sole discretion, it determines that doing so advances our business objectives. Currently, we have no individuals with non-performance based compensation paid in excess of the Internal Revenue Code Section 162(m) tax deduction limit.

EXECUTIVE COMPENSATION
Executive Officers

     The following is a list of names and ages of all of the executive and other officers of the Company indicating all positions and offices held by such person and each person’s principal occupation or employment with the Company during the past five years. No person other than those listed below has been chosen to become an executive officer. The executive officers are elected annually by the Board of Directors.

Name	Principal Occupation	Age	Executive Officer Since
Gary J. Novinskie	Interim Chief Executive Officer since August 2007, President and Chief Financial Officer since 1997	57	1997
Stephan V. Benediktson	Chairman of the Board of Directors and Chief Executive Officer from August 2005 to August 2007	74	Resigned August 2007
Nathan K. Trynin	Vice Chairman of the Board of Directors and Executive Vice President from August 2005 to August 2007	77	Resigned August 2007
Richard W. Blackstone	Secretary	50	October 2006
David L. Matz	Vice President - Oil and Gas	59	January 2006

The following tables and narratives provide, for the fiscal years ended September 30, 2007 and 2006, descriptions of the cash compensation paid by the Company, as well as certain other compensation, to Mr. Gary J. Novinskie, Interim Chief Executive Officer, President and Chief Financial Officer, Stephan V. Benediktson, former Chairman of the Board of Directors and former Chief Executive Officer; Mr. Nathan K. Trynin, former Vice Chairman of the Board of Directors and former Executive Vice President; Richard W. Blackstone, Secretary; and David L. Matz, Vice President - Oil and Gas. These individuals are referred to as named executive officers.

2007 Summary Compensation Table

The following table summarizes compensation earned during the 2007 and 2006 fiscal years by our named executive officers:
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($) (6)	Total ($)
(a)	(b)	(c)	(d)	(f)	(j)
Gary J. Novinskie, Interim Chief Executive Officer, President and Chief Financial Officer (2)	2007 2006	$100,000 $100,000	$0 $0	$15,706 $74,176	$115,706 $174,176
Stephan V. Benediktson, Chairman of the Board of Directors and Chief Executive Officer (1) (2) (3)	2007 2006	$0 $0	$915,887 $0	$136,176 $31,411	$1,052,063 $31,411
Nathan K. Trynin, Vice Chairman of the Board of Directors and Executive Vice President (1) (2)	2007 2006	$0 $0	$457,944 $0	$0 $31,411	$457,944 $31,411
Richard W. Blackstone, Secretary (4)	2007	$82,500	$0	$62,231	$144,731
David L. Matz, Vice President - Oil and Gas(2) (5)	2007 2006	$80,000 $52,222	$0 $0	$60,791 $7,853	$140,791 $60,075

(1)
Messrs. Benediktson and Trynin resigned from their positions with the Company in August 2007. The bonus amount (column d) was approved by the Board of Directors in August 2007. Effective August 1, 2005, the Company entered into employment contracts with Mr. Benediktson and Mr. Trynin. Under the terms of their employment agreements, neither party is entitled to a salary unless and until the Company raised a minimum of $1,000,000, exclusive of debt. Once the $1,000,000 or more is raised, Mr. Benediktson’s salary will be $10,000 per month and Mr. Trynin’s salary will be $5,000 per month. Each of Mr. Benediktson and Mr. Trynin was given the right to acquire stock of the Company at the average of the bid and ask closing price for the five trading days prior to the effective dates of their contract. Each party exercised that right in August 2005. In accordance with the provisions of Paragraph 12 of Mr. Benediktson’s and Mr. Trynin’s employment agreements, each is entitled to receive a bonus based on the increase, if any, of the value of the Company’s shares over the prior year. The bonus was computed using the formula set forth in Paragraph 12(a) in their respective employment agreements, based on the performance of the Company’s stock between July 1, 2005, and June 30, 2007. Should an employment agreement not be renewed, then the employee shall be entitled to receive any amounts then held in escrow.

(2)
In September 2006, the Board of Directors granted the following officers of the Company options to purchase shares of stock at an exercise price of $0.75 per share: Mr. Novinskie, 200,000 shares: Mr. Benediktson, 200,000 shares; Mr. Trynin, 200,000 shares; and Mr. Matz, 50,000 shares. In August 2007, Messrs. Benediktson and Trynin voluntarily resigned their respective positions with the Company; options for the purchase of 100,000 shares of stock (the unvested portions of the options) of each individual expired before September 30, 2007 and the vested portion of the options expired unexercised in November 2007.

(3)
In March 2007, the Board of Directors granted an option to Mr. Benediktson for the purchase of 600,000 shares of stock at an exercise price of $0.48 per share. In August 2007, Mr. Benediktson voluntarily resigned his positions with the Company; this option expired unexercised in November 2007.

(4)	In October 2006, the Board of Directors granted an option to Mr. Blackstone for the purchase of 200,000 shares of stock at an exercise price of $0.67 per share.

(5)	In January 2006, the Board of Directors granted an option to Mr. Matz for the purchase of 250,000 shares of stock at an exercise price of $0.47 per share.

(6)
The amounts shown in column (f) do not reflect compensation actually received by the Directors. These amounts are the amounts of compensation cost recognized in fiscal year 2007 for financial reporting purposes related to restricted stock options, excluding the effect of certain forfeiture assumptions. See the Notes to our audited consolidated financial statements contained in our Form 10-KSB for the twelve months ended September 30, 2007, for details as to the assumptions used to determine the fair value of the restricted stock options.

Equity Compensation Plan Information Table

     The following table contains information as of September 30, 2007 regarding our Non-Qualified Independent Director Stock Option Plan:

Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	800,000	$0.51	0
Equity compensation plans not approved by security holders	0	-	0
Total	800,000	$0.51	0

(1)	See the 2007 Director Compensation Table.

Outstanding Equity Awards at 2007 Fiscal Year End Table

     The following table shows all outstanding equity awards held by our named executive officers at the end of fiscal year 2007:

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(e)	(f)
Gary J. Novinskie, Interim Chief Executive Officer, President and Chief Financial Officer	500,000 (1) 150,000 (2)	0 50,000	$0.526 $0.75	9/30/2009 9/18/2009
Stephan V. Benediktson, Chairman of the Board of Directors and Chief Executive Officer	100,000 (3) 600,000 (4)	0 0	$0.75 $0.48	11/8/07 11/8/07
Nathan K. Trynin, Vice Chairman of the Board of Directors and Executive Vice President	100,000 (3)	0	$0.75	11/08/07
Richard W. Blackstone, Secretary	0 (5)	200,000	$0.67	10/3/2013
David L. Matz, Vice President - Oil and Gas	125,000 (6) 37,500 (7)	125,000 12,500	$0.47 $0.75	1/3/2013 9/18/2009

(1)
This option was granted on October 1, 2001 as part of Mr. Novinskie’s Employment Agreement and vested in equal installments over the initial term of the Employment Agreement with Mr. Novinskie; accordingly, the option was fully vested as of September 30, 2006.

(2)	This option for the purchase of 200,000 shares was granted on September 19, 2006: 50% was vested as of the date of grant with 25% vesting after each of the first and second years.

(3)
This option for the purchase of 200,000 shares was granted on September 19, 2006: 50% was vested as of the date of grant with the balance vesting over a two year period. In August 2007, Messrs. Benediktson and Trynin voluntarily resigned their respective positions with the Company; accordingly, options for the purchase of 100,000 shares of stock (the unvested portions of the option) of each individual expired before September 30, 2007; the vested portion of the options expired unexercised in November 2007.

(4)
This option for the purchase of 600,000 shares was granted on March 7, 2007 and 100% was vested as of the date of grant. In August 2007, Mr. Benediktson voluntarily resigned his positions with the Company; accordingly, this option expired unexercised in November 2007.

(5)
This option for the purchase of 200,000 shares was granted on October 4, 2006 as part of Mr. Blackstone’s Employment Agreement and vests 50% after one year and 25% after each of the second and third years.

(6)	This option for the purchase of 250,000 shares was granted on January 4, 2006 as part of Mr. Matz’s Employment Agreement and vests 50% after one year and 25% after each of the second and third years.

(7)	This option for the purchase of 50,000 shares was granted on September 19, 2006: 50% was vested as of the date of grant with the balance vesting over a two year period.

2007 Options Exercised

None of the named executive officers exercised options during fiscal years 2007 and 2006.

2007 Pension Benefits

The Company does not maintain any defined benefit plans or other plans with specified retirement benefits in which its named executive officers participate.

2007 Nonqualified Deferred Compensation

The Company does not maintain any nonqualified deferred compensation plans in which its named executive officers participate.

Potential Payments Upon Termination or Change in Control

Messrs. Novinskie, Blackstone and Matz may terminate employment with the Company under a number of different scenarios, including retirement, voluntary termination for good reason, voluntary termination without good reason, involuntary termination without cause, involuntary termination for cause, and termination in connection with a change in control, death and disability. Except as discussed below, the Company generally limit the payments or other forms of compensation that the Company will provide its named executive officers when their employment with the Company is terminated to compensation elements that the Company provides all its employees upon termination, namely payment of any earned but unpaid salary and accrued but unpaid vacation benefits.

At September 30, the Company was a party to Employment Agreements with Messrs. Novinskie, Blackstone and Matz (see Exhibits 10.5, 10.19 and 10.20 to the Company’s Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007) that provides for the officer to receive certain cash payments and other benefits if his employment with the Company is terminated other than for cause. Cause generally means the employee’s willful engaging in malfeasance or felonious conduct that in any material respect impairs the reputation, goodwill or business position of the Company or involves misappropriation of the Company’s funds or other assets. Good reason generally means termination triggered by certain reductions in compensation, duties and responsibility and authority or certain changes in place of employment.

Tabular Disclosure. The table below reflects the estimated amount of payments or compensation the named executive officers may receive under particular termination scenarios. The amounts shown in the tables below assume that the named executive officer is terminated as of September 30, 2007. Actual amounts that may be paid to any named executive officer upon termination of employment, however, can only be determined at the time of such named executive officer’s actual termination.

	Termination	Termination
	by Company	by Company
	Without	With
	Cause or	Cause or
	Voluntary	Voluntary	Termination
	Termination	Termination	Subsequent to		Termination
Benefits and	for Good	Without Good	a Change in	Termination	by Disability
Payments Upon	Reason on	Reason on	Control on	by Death on	on
Termination	09/30/07 (4)	09/30/07	09/30/07 (4)	09/30/07(4)	09/30/07 (3) (4)
Compensation:
Salary (1)
Novinskie	$100,000	$0	$100,000	$100,000	$100,000
Blackstone	$90,000	$0	$90,000	$90,000	$90,000
Matz	$26,667	$0	$26,667	$26,667	$26,667
Base salary lump sum
Novinskie	$300,000	$0	$300,000(2)	$0	$0
Blackstone	$180,000	$0	$180,000(2)	$0	$0
Matz	$160,000	$0	$160,000(2)	$0	$0

(1)	As of September 30, 2007, the amount of base salary payable to the named executive officer for services rendered during fiscal year 2007 has been paid.

(2)	For a termination subsequent to a change in control, these amounts represent a lump sum cash payment based on the officer’s annual salary.

(3)	These amounts reflect an assumption that the officer will receive the maximum available disability payment.

(4)
All options granted to the executive shall become fully vested in executive. Mr. Novinskie shall have a period of three years of the date of termination to exercise any such options. These amounts reflect an assumption that the officer will receive the maximum available disability payment.

Stephan V. Benediktson and Nathan K. Trynin. In August 2007, Messrs. Benediktson and Trynin voluntarily resigned their respective positions with the Company; accordingly, their respective August 2005 Employment Agreements have terminated. The Company remains liable to each of them for the bonuses of $915,887 and $457,944, respectively, approved by the Board of Directors in fiscal 2007 (see the 2007 Summary Compensation Table). In August 2005, Mr. Benediktson and Mr. Trynin entered into notes with the Company totaling $576,000 to cover their purchase of the stock offered by their Employment Agreements. The notes are for five years and earn interest at the prime rate of interest charged from time to time by the PNC Bank, Philadelphia, Pennsylvania. The Company holds the stock as collateral for the notes. The stock will not be released to either Mr. Benediktson or Mr. Trynin unless and until their notes are satisfied in full in accordance with their terms. Interest receivable on these notes totaled $97,076 at September 30, 2007. Copies of Mr. Benediktson’s and Mr. Trynin’s Employment Agreements may be found as Exhibits 10.13 and 10.14 ,respectively, to the Company’s Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007.

COMPENSATION OF DIRECTORS

2007 Director Compensation Table

The Company does not make any cash compensation to its Directors. The Company does reimburse expenses incurred by our non-employee Directors to attend Board and Committee meetings. Directors who are also our employees do not receive cash or equity compensation for services on our Board in addition to compensation payable for their services as employees. Independent Directors are eligible to participate in the Company’s Nonqualified Independent Director’s Incentive Stock Option Plan.

In October 2006, Mr. Amir and the Company entered into a Separation Agreement (see Exhibit 10.18 to the Company’s Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007) providing for Mr. Amir to receive $100,000 annually for three years, $50,000 of which will be deemed salary with the remaining $50,000 reducing the debt owed to Mr. Amir (the “Amir Debt”). The Company has not made certain payments required by such Separation Agreement.

The following table summarizes compensation earned during the 2007 fiscal year by Mr. Amir and our non-employee Directors:
	Fees Earned or	Option
	Paid in Cash	Awards	Total
Name	($)	($) (1)	($)
(a)	(b)	(d)	(h)
Dov Amir (2)	$50,000	$15,706	$65,706
Lord Gilbert (3)	$0	$40,954	$40,954
David A. Grady (4)	$0	$735	$735
Charles T. Maxwell (5)	$0	$40,531	$40,531
William Pipkin (6)	$0	$18,827	$18,827

(1)
The amounts shown in column (d) do not reflect compensation actually received by the Directors. These amounts are the amounts of compensation cost recognized in fiscal year 2007 for financial reporting purposes related to restricted stock options, excluding the effect of certain forfeiture assumptions. See the Notes to our audited consolidated financial statements contained in our Form 10-KSB for the twelve months ended September 30, 2007, for details as to the assumptions used to determine the fair value of the restricted stock options.

(2)
During fiscal 2006, Mr. Amir was granted an option to purchase 200,000 shares at an exercise price of $0.75 per share: 50% was vested as of the date of grant with the balance vesting over a two year period. Mr. Amir was granted an option to purchase 500,000 shares at an exercise price of $0.526 per share in October 2001 and vested in equal installments over the initial term of the Employment Agreement with Mr. Amir; accordingly, the option was fully vested as of September 30, 2006. The option expires on September 30, 2009.

(3)
During fiscal 2004, Lord Gilbert was granted an option to purchase 200,000 shares of stock at an exercise price of $0.85 per share under the Company’s Nonqualified Independent Director’s Incentive Stock Option Plan.

(4)
During fiscal 2007, Mr. Grady was granted an option to purchase 200,000 shares of stock at an exercise price of $0.28 per share under the Company’s Nonqualified Independent Director’s Incentive Stock Option Plan.

(5)
During fiscal 2006, Mr. Maxwell was granted an option to purchase 200,000 shares of stock at an exercise price of $0.48 per share under the Company’s Nonqualified Independent Director’s Incentive Stock Option Plan.

(6)
During fiscal 2006, Mr. Pipkin was granted an option to purchase 200,000 shares of stock at an exercise price of $0.43 per share under the Company’s Nonqualified Independent Director’s Incentive Stock Option Plan.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information, as of the Record Date, regarding the ownership of the Company’s Common Stock by each person known to the Company to be the beneficial owner of more than five percent (5%) of the Company’s Common Stock, as set forth on such person’s filings with the Securities and Exchange Commission (“SEC”) and the records of the Company.

Name and Address of Beneficial Owner	Nature of Beneficial Ownership	Amount of Beneficial Ownership	Percent Of Class
Dov Amir c/o Daleco Resources Corporation 17 Wilmont Mews, 5th Floor West Chester, PA 19382	Direct and Indirect	2,243,696 shares (1)	5.13%(2)
Terra Silex Holdings LLC 5 Penn Avenue Wernerville, PA 19565	Direct and Indirect	2,208,591 shares (3)	5.13%(4)

(1)
The stock ownership of Mr. Amir consists of 1,265,575 shares held by him directly, 328,121 shares held by the Amir Family Trust of which he is a trustee, and 650,000 shares obtainable on exercise of stock options within 60 days of the Record Date.

(2)
The applicable percentage ownership is based on 43,081,346 shares of Common Stock outstanding as of the Record Date plus all securities exercisable or convertible by such beneficial owner into shares of Common Stock within 60 days of the Record Date consisting of options for the purchase of 650,000 shares of Common Stock.

(3)	The 2,208,591 shares beneficially owned by Terra Silex consist of 710,241 shares owned by Terra Silex and 1,498,350 shares owned by two members of Terra Silex.

(4)	Applicable percentage ownership is based on 43,081,346 shares of Common Stock outstanding as of the Record Date

SECURITY OWNERSHIP OF MANAGEMENT

The following information indicates the beneficial ownership by all executive officers, nominees and Directors of the Company as a group, each individual Director and each individual officer named in the 2007 Summary Compensation Table below, of the outstanding Common Stock as of the Record Date:

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Dov Amir	2,243,696 shares(1)	5.13%(13)
Stephan V. Benediktson	1,350,000 shares(2)	3.13%(13)
Richard W. Blackstone	100,000 shares(3)	0.23%(13)
Lord Gilbert [John]	550,000 shares(4)	1.27%(13)
David A. Grady	160,000 shares(5)	0.37%(13)
Robert E. Martin	1,680,000 shares(6)	3.90%(13)
David L. Matz	225,000 shares(7)	0.52%(13)
Charles T. Maxwell	250,001 shares(8)	0.58%(13)
Gary J. Novinskie	1,769,975 shares(9)	4.05%(13)
William Pipkin	150,000 shares(10)	0.35%(13)
Nathan K. Trynin	1,150,000 shares(11)	2.67%(13)
All directors, nominees and current executive and other officers as a group (9 persons)	7,278,672 shares(12)	16.14%(14)

(1)
The stock ownership of Mr. Amir consists of 1,265,575 shares held by him directly, 328,121 shares held by the Amir Family Trust of which he is a trustee, and 650,000 shares obtainable on exercise of stock options within 60 days of the Record Date.

(2)
The stock ownership of Mr. Benediktson consists of 1,300,000 shares owned by him directly and 50,000 shares obtainable on exercise of warrants within 60 days of the Record Date. Of the shares owned by Mr. Benediktson, 1,000,000 shares are collateral for the $320,000 note payable to the Company.

(3)	The stock ownership of Mr. Blackstone consists of 100,000 shares obtainable on exercise of options within 60 days of the Record Date.

(4)	The stock ownership of Lord Gilbert [John] consists of 350,000 shares owned by him directly and 200,000 shares obtainable on exercise of stock options within 60 days of the Record Date.

(5)
The stock ownership of Mr. Grady consists of 110,000 shares held by the David & Barbara Grady Revocable Trust of which he is a trustee, and 50,000 shares held by the Grady Survivor’s Trust of which he is a trustee.

(6)	The stock ownership of Mr. Martin consists of 1,680,000 shares owned by him directly.

(7)	The stock ownership of Mr. Matz consists of 225,000 shares obtainable on exercise of options within 60 days of the Record Date.

(8)
The stock ownership of Mr. Maxwell consists of 66,667 shares owned by him directly, 150,000 shares obtainable on exercise of stock options within 60 days of the Record Date and 33,334 shares obtainable on exercise of warrants within 60 days of the Record Date.

(9)
The stock ownership of Mr. Novinskie consists of 1,083,866 shares owned by him directly, 19,442 shares held by his wife, 650,000 shares obtainable on exercise of stock options within 60 days of the Record Date and 16,667 shares obtainable on exercise of warrants within 60 days of the Record Date. Mr. Novinskie disclaims beneficial ownership of the shares held by his wife.

(10)	The stock ownership of to Mr. Pipkin consists of 150,000 shares obtainable on exercise of stock options within 60 days of the Record Date.

(11)
The stock ownership of Mr. Trynin consists of 1,100,000 shares owned by him directly and 50,000 shares obtainable on exercise of warrants within 60 days of the Record Date. Of the shares owned by Mr. Trynin, 800,000 shares are collateral for the $256,000 note payable to the Company.

(12)	This group consists of 9 persons, seven directors and/or nominees and Messrs. Blackstone and Matz.

(13)
The applicable percentage ownership is based on 43,081,346 shares of Common Stock outstanding as of the Record Date plus all securities exercisable or convertible by such beneficial owner into shares of Common Stock within 60 days of the Record Date consisting of options and/or warrants for the purchase of shares of Common Stock.

(14)
The applicable percentage ownership is based on 43,081,346 shares of Common Stock outstanding as of the Record Date plus all securities exercisable or convertible by such nine beneficial owners into shares of Common Stock within 60 days of the Record Date consisting of options and/or warrants for the purchase of shares of Common Stock.

SHAREHOLDER PROPOSALS

Shareholder proposals intended to be included in the Proxy Statement for the 2009 Annual Meeting of Shareholders must be received by the Company at its principal executive offices no later than September 30, 2008. In addition, shareholder proposals will be considered untimely under the advance notice provision of the Company’s Code of Regulations if received by the Secretary of the Company less than 30 days prior to the date fixed for the 2009 Annual Meeting of Shareholders. In addition, if a shareholder fails to provide the Company notice of any shareholder proposal on or before September 30, 2008, then the Company may vote in its discretion as to the proposal all of the shares for which it has received proxies for the 2009 Annual Meeting of Shareholders.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

The Company’s Audit Committee reviews and approves or ratifies any transaction between the Company and a “related person” (as that term is defined under Item 404 of Regulation S-B) that is required to be disclosed under the SEC’s related person transaction rules. In general, the Audit Committee charter provides that, when reviewing related person transactions, the Audit Committee will consider the following:

•	the nature of the related person’s interest in the transaction;
•	the material terms of the transaction;
•	the significance of the transaction to the related person;
•	the significance of the transaction to the Company;
•	whether the transaction would impair the judgment of a director or executive officer to act in the best interest of the Company; and
•	any other matters the Audit Committee deems appropriate.

In the event of any conflict between this related persons transaction policy and any similar policies contained in the Company’s Code of Business Ethics, Standards of Conduct or other corporate governance documents, the terms of the related persons transaction policy will control. This related persons transaction policy is contained in the Audit Committee charter and is posted on the corporate governance page of the Company’s web site at www.dalecoresources.com.

Transactions With Related Persons, Promoters and Certain Control Persons

See Notes 6, 7, 11 and 13 of the Notes to Consolidated Financial Statements included in Item 7 of Part II.

Director Independence

The Board of Directors has reviewed and evaluated transactions and relationships with Board members to determine the independence of each of the members. The Board of Directors does not believe that any of its non-employee members have relationships with the Company that would interfere with the exercise of independent judgment in carrying out his or her responsibilities as a director. The Board has determined that a majority of the Board’s members are “independent directors,” as that term is defined in the applicable listing standards of The NASDAQ Stock Market LLC (“NASDAQ”). The Board of Directors of the Company has identified and determined that Messrs. Gilbert, Grady, Maxwell and Pipkin are independent directors. In determining that Mr. Grady is an independent director, the Board considered that from 2004 to August 2007 Mr. Grady served as Vice President and General Counsel of Tecumseh Professional Associates, Inc., which is the Company’s partner in developing the Company’s kaolin deposit in New Mexico. Since August 2007, Mr. Grady has served as independent counsel to Tecumseh Professional Associates, Inc. but has no direct involvement with the Company’s relationship with Tecumseh Professional Associates, Inc.

Anti-takeover

The Board of Directors has not adopted any anti-takeover amendments, but reserves the right to do so. At September 30, 2007, there are (i) 145,000 shares of Series B Preferred Stock issued and outstanding, par value $0.01, with a stated value of $10.00 per share, and (ii) 43,081,346 shares of Common Stock, par value $0.01. This leaves 19,855,000 shares of preferred stock and 56,918,654 shares of Common Stock authorized but unissued and available as an anti-takeover device, without giving effect to: (i) the exercise of all outstanding options and warrants held by Management (including members of the Board of Directors) (see “Principal Holders of Voting Securities” and “Security Ownership of Management”), and (ii) a maximum of 1,160,000 shares of Common Stock into which the remaining 145,000 shares Series B Preferred Shares may be converted. There are a total of 6,935,641 options and warrants, including those held by management, outstanding as of September 30, 2007. For additional information in respect to outstanding warrants and options, see Note 9 to the Company’s Audited Financial Statements for the fiscal year ending September 30, 2007 (see Item 7 of Part II). While the issuance of these potentially available shares are all possible mechanisms which might be considered by the Board of Directors to frustrate a hostile takeover of the Company, the Board of Directors has not considered taking such actions and no anti-takeover action has been put into effect.

At the Company’s Annual Meeting in March 2004, the Shareholders approved the Company’s Non-qualified Independent Director Stock Option Plan (“Plan”) for award of incentive options to outside directors of the Company. The options granted by this Plan would vest upon certain conditions, one of which would be the merger with or acquisition of the Company with another entity. While the vesting provisions may be deemed by some to be an anti-takeover device, the Plan has not been proposed or viewed by Management in that context. An option for 200,000 shares, with an exercise price of $0.28 per share, was awarded to Mr. Grady during fiscal 2007 and such option remains unexercised as of September 30, 2007. An option for 200,000 shares, with an exercise price of $0.43 per share, was awarded to Mr. Pipkin and an option for 200,000 shares, with an exercise price of $0.48, was awarded to Mr. Maxwell during fiscal 2006 and such options remain unexercised as of September 30, 2007. An option for 200,000 shares with an exercise price of $0.85 per share was granted under the terms of the Plan prior to fiscal 2006 and such option remains unexercised as of September 30, 2007.

Item 13. Exhibits.

Exhibit No.	Description	Location

2.1	Agreement and Plan of Merger dated as of July 7, 2001, by and among Daleco Resources Corporation, DROC Acquisition, Inc., 16/6, Inc. and Thomas Smith	Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form SB-2 as filed with the SEC on September 3, 2002

2.2	Agreement and Plan of Merger dated as of April 1, 2002 by and between Daleco Resources Corporation, a Delaware Corporation, and Daleco Resources Corporation of Nevada, a Nevada Corporation
Incorporated by reference to Appendix C to the Company’s definitive Proxy Statement dated February 4, 2002, incorporated by reference in Part III of the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2001, as filed with the SEC on January 25, 2002

2.3	Agreement and Plan of Reorganization by and among Daleco Resources Corporation, Strategic Minerals, Inc. and Clean Age Minerals, Incorporated dated September 19, 2000	Incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form SB-2 as filed with the SEC on September 3, 2002

3.1	Articles of Incorporation of Daleco Resources Corporation of Nevada, Inc.
Incorporated by reference to Appendix B to the Company’s definitive Proxy Statement dated February 4, 2002, incorporated by reference in Part III of the Company’s Annual report Form 10-KSB for the fiscal year ended September 30, 2001, as filed with the SEC on January 25, 2001

3.2	Audit Committee Charter effective December 9, 2005	Incorporated by reference to Exhibit 3.7 to the Company’s Annual Report on Form 10-KSB for the fiscal year ending September 30, 2005, as filed with the SEC on January 17, 2006

3.3	By-Laws of Daleco Resources Corporation of Nevada, Inc.
Incorporated by reference to Appendix D to the Company’s definitive Proxy Statement dated February 4, 2002, incorporated by reference in Part III of the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2001, as filed with the SEC on January 25, 2001

10.1	Securities Purchase Agreement - Letter of Intent dated July 23, 2001, by and between Terra Silex Holdings, LLC and Daleco Resources Corporation	Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form SB-2 as filed with the SEC on September 3, 2002

Exhibit No.	Description	Location

10.2	Stock Purchase Agreement dated September 20, 2001 by and between Terra Silex Holdings Ltd. Co. and Daleco Resources Corporation	Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form SB-2 as filed with the SEC on September 3, 2002

10.3	Warrant Agreement, dated September 21, 2001, between Terra Silex Holdings Ltd. Co. and Daleco Resources Corporation	Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form SB-2 as filed with the SEC on September 3, 2002

10.4	Employment Agreement, dated November 30, 2001, between the Registrant and Dov Amir	Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form SB-2 as filed with the SEC on September 3, 2002

10.5	Employment Agreement, dated November 30, 2001, between the Registrant and Gary Novinskie	Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form SB-2 as filed with the SEC on September 3, 2002

10.6	Stock Purchase Agreement, dated November 16, 2001, between the Company and Sumitomo Corporation of America	Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2001 filed with the SEC on January 25, 2002

10.7	Key Man Contract, dated November 30, 2001, between the Company Robert E. Martin	Incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement on Form SB-2 as filed with the SEC on September 3, 2002

10.8	First Amendment to Master Distribution and Marketing Agreement dated September 14, 2004	Incorporated by reference to Exhibit 10.36 to the Company’s Form 8-K as filed with the SEC on September 16, 2004

10.9	Memorandum of Understanding for Development of Sierra Kaolin™ Deposit dated December 2, 2004	Attached to the Company’s Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007

10.10	Development and Operating Agreement (Calcium Carbonates, Cibola County, NM) dated February 14, 2005	Incorporated by Reference to Exhibit 10.38 to the Company’s Form 8-K as filed with the SEC on February 17, 2005

10.11	Market and Product Development Agreement dated February 22, 2005	Incorporated by Reference to Exhibit 10.39 to the Company’s Form 8-K as filed with the SEC on February 28, 2005

10.12	Sierra Kaolin™ Operating License dated March 11, 2005	Incorporated by Reference to Exhibit 10.39 (sic) to the Company’s Form 8-K as filed with the SEC on March 17, 2005

10.13	Employment Agreement, dated August 10, 2005, between the Company and Stephan V. Benediktson	Attached to the Company’s Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007

10.14	Employment Agreement, dated August 10, 2005, between the Company and Nathan K. Trynin	Attached to the Company’s Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007

Exhibit No.	Description	Location

10.15	Third Amendment To Limestone Mining Lease and Agreement, dated August 22, 2007	Attached to the Company’s Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007

10.16	Employment Agreement, dated March 10, 2006, between the Company and Richard Thibault	Incorporated by reference to Exhibit 10.44 to the Company’s Form 8-K filed with the SEC on March 13, 2006.

10.17
Sierra Kaolin TM Restated Development and Operating Agreement Among Tecumseh Professional Associates, Inc., Tecumseh Industrial Minerals, LLC, Daleco Resources Corporation, Clean Age Minerals, Inc., and C.A. Properties, Inc. dated June 7, 2007
Incorporated by reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2007, as filed with the SEC on August 14, 2007

10.18	Separation Agreement, dated October 27, 2006, between the Company and Dov Amir	Attached to the Company’s Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007

10.19	Employment Agreement, dated January 23, 2006, between the Company and David L. Matz	Attached to the Company’s Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007

10.20	Employment Agreement, dated October 4, 2006, between the Company and Richard W. Blackstone	Attached to the Company’s Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007

10.21	Non-qualified Independent Director Stock Option Plan Approved by the Shareholders at the Annual Meeting on March 24, 2004
Incorporated by reference to Appendix A to the Company’s definitive Proxy Statement dated February 3, 2004, incorporated by reference in Part III of the Company’s Annual report on Form 10-KSB for the fiscal year ended September 30, 2003, as filed with the SEC on January 14, 2004

14.1	Code of Ethics adopted December 9, 2005	Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ending September 30, 2005, as filed with the SEC on January 17, 2006

21	Subsidiaries of the Company	Attached to the Company’s Form 10-KSB for the fiscal year ending September 30, 2007

22.	Published report regarding matters submitted to vote of security holders	Incorporated by reference to Item 4 of Registrant’s Quarterly Report on Form 10-QSB for the period ending March 31, 2007, as filed with the SEC on May 15, 2007

23.1	Consent of Denali Enterprises dated December 21, 2005	Incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ending September 30, 2005, as filed with the SEC on January 17, 2006

23.2	Consent of Hall Energy, Inc. dated January 11, 2008	Attached to the Company’s Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007.

Exhibit No.	Description	Location

23.3	Consent of Netherland, Sewell & Associates, Inc., dated December 15, 2006	Incorporated by reference to Exhibit 23.3 to the Company’s Annual Report on Form 10-KSB for the fiscal year ending September 30, 2006, as filed with the SEC on January 16, 2007

23.4	Consent of Hains Technology Associates dated December 11, 2006	Incorporated by reference to Exhibit 23.4 to the Company’s Annual Report on Form 10-KSB for the fiscal year ending September 30, 2006, as filed with the SEC on January 16, 2007

23.5	Consent of KT Minerals, Inc. dated September 7, 2007	Attached to the Company’s Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007

31.1	Certification of Gary J. Novinskie, Interim Chief Executive Officer and President	Attached to the Company’s Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007

31.2	Certification of Gary J. Novinskie, Chief Financial Officer	Attached to the Company’s Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007

32.1	Certification of Gary J. Novinskie, Interim Chief Executive Officer and President	Attached to the Company’s Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007

32.2	Certification of Gary J. Novinskie, Chief Financial Officer	Attached to the Company’s Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007

99.1
Location Maps for Registrant’s Zeolite lease in Marfa County, Texas, Calcium Carbonate Lease, Cibola County, New Mexico, Kaolin Claims, Sierra County, New Mexico and Zeolite Claims, Beacon County, Utah.
Incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ending September 30, 2005 as filed with the SEC on January 16, 2007

Item 14. Principal Accountant Fees and Services.

Vasquez & Company LLP, an independent registered public accounting firm, has served as the Company’s independent auditors since 2005 and audited the consolidated financial statements for the year ended September 30, 2007. The Audit Committee is directly responsible for the appointment of the Company’s independent registered public accounting firm and has appointed Vasquez & Company LLP to audit the Company’s financial statements for the year ending September 30, 2008. Although it is not required to do so, the Audit Committee submits its selection of the independent registered public accounting firm to the Company’s shareholders for ratification of its action as a matter of good corporate governance.

AUDIT AND RELATED FEES

The following table recaps Vasquez & Company LLP fees pertaining to the fiscal years ended September 30, 2007 and 2006:
	2007	2006
Audit Fees	$115,700	$91,995
All Other Fees	$0	$0
Total Fees	$115,700	$91,995

The Audit Committee considers whether the provision of non-audit services, if any, are compatible with maintaining the independence of Vasquez & Company LLP. The Audit Committee’s pre-approval policies and procedures for non-audit services are described in the Company’s Audit Committee charter (see Exhibit 3.2). For the fiscal year ended September 30, 2007, all of the services described above were pre-approved by the Audit Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DALECO RESOURCES CORPORATION

Dated: February 13, 2008	By:	/s/ Gary J. Novinskie
Gary J. Novinskie, Interim Chief Executive Officer, President and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: February 13, 2008	By:	/s/ Gary J. Novinskie
Gary J. Novinskie, Interim Chief Executive Officer, President, Chief Financial Officer (Principal Financial Officer) and Director

Dated: February 13, 2008	By:	/s/ Richard W. Blackstone
Richard W. Blackstone, Secretary and Controller (Chief Accounting Officer)

Dated: February 13, 2008	By:	/s/ Dov Amir
Dov Amir, Director

Dated: February 13, 2008	By:	/s/ John Gilbert
John Gilbert, Director

Dated: February 13, 2008	By:	/s/ David A. Grady
David A. Grady, Director

Dated: February 13, 2008	By:	/s/ Charles T. Maxwell
Charles T. Maxwell, Director

Dated: February 13, 2008	By:	/s/ William Pipkin
William Pipkin, Director