Form 10QSB
period 2007-12-31
DALECO RESOURCES CORP
filed 2008-02-19
CIK 746967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Number of shares outstanding of the issuer's Common Stock as of January 31, 2008: 43,081,346
Number of shares outstanding of the issuer’s Series B Preferred Stock as of January 31, 2008: 145,000

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

DALECO RESOURCES CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31 2007	September 30 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and Equivalents	$95,528	$224,267
Accounts Receivable	339,293	391,200
Other Current Assets	7,424	7,424
Total Current Assets	442,245	622,891

Other Assets:
Technology and Patent Rights	6,594,500	6,594,500
Accumulated Amortization	(4,189,075)	(4,044,712)
Net Technology and Patent Rights	2,405,425	2,549,788
Equity Placement Costs	35,750	35,750
Accumulated Amortization of Equity Placement Costs	(27,428)	(24,599)
Net Equity Placement Costs	8,322	11,151
Securities Available for Future Sale	950	5,700
Restricted Cash Deposits	145,066	143,978
Prepaid Mineral Royalties - Long-term	460,000	460,000
Interest Receivable	107,905	97,076
Total Other Assets	3,127,668	3,267,693

Property, Plant and Equipment:
Oil and Gas Properties, at cost	5,276,563	5,276,563
Accumulated Depreciation, Depletion and Amortization	(4,346,996)	(4,303,047)
Net Oil and Gas Properties	929,567	973,516
Mineral Properties, at cost	12,609,100	12,609,100
Accumulated Depreciation, Depletion and Amortization	(850,000)	(800,000)
Net Mineral Properties	11,759,100	11,809,100
Equipment, Furniture and Fixtures, at cost	191,151	191,151
Accumulated Depreciation	(165,994)	(164,151)
Net Equipment, Furniture and Fixtures	25,157	27,000
Total Net Property, Plant and Equipment	12,713,824	12,809,616

TOTAL ASSETS	$16,283,737	$16,700,200

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31 2007	September 30 2007
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$1,976,472	$2,204,133
Federal and State Income Taxes Payable	192,427	192,427
Note Payable - Sonata	75,000	--
Note Payable - Related Party	45,485	45,485
Note Payable - Other	22,475	--
EV&T Note - Current Portion	567,213	567,213
Note Payable - First Regional Bank	100,000	100,000
CAMI Notes	514,881	514,881
Accrued Interest Expense	492,994	464,546
Accrued Dividends Payable	1,602,915	1,602,915
Accrued Expense Reimbursements	50,942	49,327
Accrued Bonus Expense	1,373,831	1,373,831
Accrued Salary Expense	996,435	991,002
Total Current Liabilities	8,011,070	8,105,760

TOTAL LIABILITIES	8,011,070	8,105,760

SHAREHOLDERS’ EQUITY:
Preferred Stock - 20,000,000 shares authorized
Series A Preferred Stock (outstanding: none)
Series B Preferred Stock - par value of $0.01 per share (outstanding: 145,000 shares)	1,450	1,450
Common Stock - 100,000,000 shares authorized - par value of $0.01 per share (outstanding: 43,081,346 shares)	430,813	430,813

Additional Paid in Capital	44,973,320	44,911,213
Retained Deficit	(36,552,166)	(36,173,036)

Subscriptions Receivable	(576,000)	(576,000)
Accumulated Other Comprehensive Loss	(4,750)	--
TOTAL SHAREHOLDERS’ EQUITY	8,272,667	8,594,440

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$16,283,737	$16,700,200

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended December 31
	2007	2006
Revenues:
Oil and Gas Sales	$179,114	$213,039
Royalty Receipts	13,241	10,800
Mineral Sales	1,155	5,700
Well Management Revenue	57,815	63,878
Total Operating Revenues	251,325	293,417

Expenses:
Lease Operating Expenses - Oil and Gas	52,907	155,699
Exploration Expenses - Minerals	3,502	--
Operating Expenses and Other Costs - Minerals	44,992	15,536
Production and Severance Taxes - Oil and Gas	10,037	18,227
Depreciation, Depletion and Amortization	240,155	252,905
Third Party Distributions - Oil and Gas	9,812	4,456
Stock-Based Compensation Expense	62,107	139,000
Bonus Expense	--	80,000
General and Administrative Expenses	157,734	255,128
Legal and Professional Fees and Expenses	27,703	135,323
Shareholder Information Expenses	1,330	3,213
Amortization of Equity Placement Costs	2,829	2,829
Total Expenses	613,108	1,062,316

Other Income (Expense):
Interest and Dividend Income	21,710	12,649
Interest Expense	(39,057)	(19,482)
Total Other Income (Expense), Net	(17,347)	(6,833)

Loss Before Income Taxes	(379,130)	(775,732)
Taxes based on Income	--	--
Net Loss	$(379,130)	$(775,732)

Basic and Fully Diluted Net Loss per Share	$(0.01)	$(0.02)
Weighted-average number of shares of Common Stock Outstanding	43,081,346	41,973,216

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)

	2007	2006
Cash Flows From Operating Activities:
Net Loss	$(379,130)	$(775,732)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation, Depletion and Amortization	240,155	252,905
Amortization of Equity Placement Costs	2,829	2,829
Bonus Expense	--	80,000
Stock-Based Compensation Expense	62,107	139,000
Changes in Operating Assets and Liabilities:
Other Current Assets	--	2,113
Pre-paid Mineral Royalties	--	(30,000)
Restricted Cash Deposits	(1,088)	3,399
Receivables	41,078	(135,451)
Accounts Payable	(227,661)	249,921
Other Accrued Expenses	7,048	(40,832)
Net Cash Used in Operating Activities	(254,662)	(251,848)

Cash Flows From Investing Activities:
Purchases of Fixed Assets	--	(51,187)
Net Cash Used in Investing Activities	--	(51,187)

Cash Flows From Financing Activities:
Proceeds of Notes Payable	97,475	--
Payments on Other Notes and Debt	--	(63,394)
Increase in Accrued Interest	28,448	10,298
Proceeds of Equity Issuances	--	270,260
Net Cash Provided by Financing Activities	125,923	217,164

Net Change in Cash and Equivalents	(128,739)	(85,871)
Cash and Equivalents at Beginning of Year	224,267	317,743
Cash and Equivalents at End of Period	$95,528	$231,872

Supplemental Information:
Income Taxes Paid	$--	$--
Interest Paid	$10,447	$9,184

Supplemental Disclosure of Non-cash Transactions:
Payment of Dividends in-kind	$--	$200,000

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

DALECO RESOURCES CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

1.	Continued Operations and Going Concern

The unaudited consolidated financial statements have been prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. The Company incurred a net loss of $379,130 for the quarter ended December 31, 2007. The ability of the Company to meet its total liabilities of $8,011,070 and to continue as a going concern is dependent upon the availability of future funding, achieving profitability within its mineral segment and ongoing profitability within its oil and gas operations. If the Company is unable to continue as a going concern, there is uncertainty relative to full recoverability of its assets including the $20 million acquisition of Clean Age Minerals, Inc. in December 2000.

The Company will continue to seek out and entertain project specific funding commitments and other capital funding alternatives if and as they become available.

As of December 31, 2007, the Company and certain of its subsidiaries were in default of certain debt obligations and certain employment agreements. The holders of these instruments are working with the Company to achieve the ultimate extinguishment of the obligations.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The interim consolidated financial statements are unaudited but, in our opinion, reflect all adjustments necessary for a fair presentation of the results of operations and financial position for such periods in accordance with accounting principles generally accepted in the United Sates for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. All such adjustments reflected in the interim consolidated financial statements are considered to be of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2007.

Unless otherwise noted, references to “year” pertain to the Company’s fiscal year, which begins on October 1 and ends on September 30; for example, 2008 refers to fiscal 2008, which is the period from October 1, 2007 to September 30, 2008.

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

Significant Accounting Policies

There were no changes to the Company’s Significant Accounting Policies from those disclosed in our 2007 Annual Report on Form 10-KSB.

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

DALECO RESOURCES CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes. We adopted FIN 48 as of October 1, 2007 and noted no material impact on our financial position or results of operations as a result of the adoption.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. We adopted SFAS 158 as of September 30, 2007 and noted no material impact on our financial position or results of operations as a result of the adoption.

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R revises the principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired in a business combination or gain from a bargain purchase. SFAS 141R also revises the principles and requirements for how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This pronouncement is effective as of the beginning of our 2010 fiscal year. We are currently evaluating the impact, if any, that SFAS 141R will have on our financial position or results of operations.

DALECO RESOURCES CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

Also in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This pronouncement is effective as of the beginning of our 2010 fiscal year. We are currently evaluating the impact, if any, that SFAS 160 will have on our financial position or results of operations.

3.	Capital Stock

Common Stock

No shares of Common Stock were issued during the quarter ended December 31, 2007.

Series B Preferred Stock

No shares of Series B Preferred Stock were issued or converted to Common Stock during the quarter ended December 31, 2007.

Options and Warrants to Purchase Common Stock

	Number of Options and Warrants	Weighted Average Price per Share
Options and Warrants Outstanding at September 30, 2007	6,935,641	$0.58
Options Expired (1)	(800,000)	$0.55
Warrants Issued (2)	822,305	$0.55
Warrants Expired (3) (4)	(2,322,305)	$0.65
Options and Warrants Outstanding at December 31, 2007	4,635,641	$0.54

(1)
During November 2007, (i) an option (held by a former director/officer of the Company) to purchase 600,000 shares of Common Stock (at an exercise price of $0.48 per share), and (ii) options (held by two former directors/officers of the Company) to purchase a total of 200,000 shares of Common Stock (at an exercise price of $0.75 per share), expired unexercised.

(2)	On December 21, 2007, Sonata loaned the Company $75,000 (see Note 5). The Company issued warrants for the purchase of 822,305 shares of Common Stock. Such warrants expire on December 31, 2010.

(3)	On December 31, 2007, the Financing Sources Warrants expired unexercised.

(4)	On November 29, 2007, TPA Warrants expired unexercised.

DALECO RESOURCES CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

Summarized information relating to the stock options to purchase Common Stock outstanding as of December 31, 2007, is as follows:

Exercise Price	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Options Exercisable	Weighted Average Exercise Price
$0.28-$0.85	2,950,000	$ 0.56	2.28	2,162,500	$0.57

Stock-Based Compensation

During the quarter ended December 31, 2007, options to purchase 800,000 shares of Common Stock expired unexercised. There are options for 2,950,000 shares of Common Stock outstanding as of December 31, 2007, of which 2,700,000 are held by current officers, Directors and employees of the Company (“Insiders”). The exercise prices for the options held by Insiders range from $0.28 per share to $0.85 per share.

In accordance with the provisions of SFAS 123(R), “Share-Based Payment”, the Company has recorded stock-based compensation expense of $62,107 and $139,000 for the quarters ended December 31, 2007 and 2006, respectively. The stock-based compensation expense is based on the fair value of the options at the grant date. The fair value of the options was estimated using the Black-Scholes option-pricing model with the following assumptions: risk free interest rates between 3.14% and 4.72%; expected life of three to seven years; and expected volatility between 56% and 184%.

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

Payment of Accrued Dividends

There was no cash dividend payment in respect to the Series B Preferred Stock during the quarters ended December 31, 2007 and 2006. A total of 80,000 shares of Common Stock were issued during the quarter ended December 31, 2006 to a holder of the Series B Preferred Stock in satisfaction of accrued dividends.

4.	Employment Contracts and Separation Agreement

In August 2005, the Company entered into employment contracts with Stephan V. Benediktson as Chief Executive Officer of the Company and Nathan Trynin as Executive Vice President of the Company. The employment contracts contain bonus provisions tied to the performance of the Company's Common Stock. Accordingly, the Company recognized $80,000 of bonus expense during quarter ended December 31, 2006. In August 2007, Messrs. Benediktson and Trynin resigned from their respective positions with the Company. The Board of Directors approved bonuses aggregating $1,373,831.

DALECO RESOURCES CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

In October 2007, the Company gave notice to Mr. Matz that it does not intend to extend his employment agreement beyond the term that ends in January 2008. During the first quarter of 2008, the Company defaulted in respect to payments of salary required pursuant to the employment agreements with Messrs. Novinskie, Matz and Blackstone.

In October 2006, Mr. Amir and the Company entered into a Separation Agreement. The Company has not made certain payments required by the Separation Agreement applicable to the Amir Debt. Also, pursuant to the Separation Agreement the Company was to satisfy the loan from First Regional Bank to the Company or provide sufficient substitute collateral for the bank so that the Amir Assets were released. The Company has not been able to accomplish either of these and the Amir Assets have not been released by the bank.

5.	Notes Payable

In April 2007, the Company defaulted in respect to payments required by the Settlement Agreement with EV&T (see Note 6d of the Notes to Consolidated Financial Statements included in the 2007 Annual Report on Form 10-KSB).

During November 2007, the Company renewed the $100,000 note payable to First Regional Bank and the maturity date was extended to November 17, 2008. Mr. Amir has pledged certain of his personal assets as collateral (“Amir Assets”) for such note.

On December 21, 2007, Sonata loaned the Company $75,000. The maturity date of such loan is December 20, 2008, and interest, at 8%, is due quarterly. The Company used the proceeds for general working capital purposes. In connection with this loan, the Company issued warrants for the purchase of 822,305 shares of Common Stock at a purchase price of $0.55 per share with an expiration date of December 31, 2010.

6.	Audit Fee Refund

General and administrative expenses were reduced by $42,000 during the three months ended December 31, 2007 as the Company received $42,000 (plus interest) in respect to fees charged by a prior auditor engaged by the Company in fiscal 2004 while such auditor was not licensed by the PCAOB.

7.	Oil and Gas Properties

During December 2007, the Company accepted an offer to purchase its interests in certain operated gas wells in West Virginia with cash consideration to the Company of $150,000.

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

Results of Operations:

For the three months ended December 31, 2007, compared to the three months ended December 31, 2006:
	Three Months Ended
	2007	2006
Revenues	$251,325	$293,417
Net Loss	$(379,130)	$(775,732)
Oil and Gas Production and Cost Information:
Production:
Oil (Bbl)	872	1,179
Gas (Mcf)	12,376	21,074
Average Price:
Oil (per Bbl)	$89.23	$58.16
Gas (per Mcf)	$8.19	$6.85
Lease Operating Expense and Production Tax per Mcfe	$3.57	$6.18
_____
Bbl = One barrel of oil or condensate
Mcf = One thousand cubic feet
Mcfe = One thousand cubic feet gas equivalent

The decrease in oil production is primarily a result of the timing in scheduling a service rig for certain well workovers in respect to the properties operated by the Company in Texas. The decrease in gas production is primarily a result of (i) the aforementioned workovers of certain wells in Texas; (ii) the occasional curtailment by the transporting pipeline of production from certain wells in West Virginia; and, (iii) the cessation of production from certain other wells in West Virginia while compression facilities were being installed by the Company.

The decrease in Lease Operating Expenses and Production Tax per Mcfe is primarily the result of the decrease in Lease Operating Expenses in three months ended December 31, 2007. Such expenses were greater in the first quarter of the prior fiscal year primarily as a result of the workover expenses incurred to maintain and enhance production of the Company’s properties in Texas.

Minerals Operations

The Company is not a Production Stage Company in respect to any of its minerals. It is a Development Stage company for a portion of its kaolin deposit in New Mexico and a portion of its zeolite deposit in Texas and is an Exploration Stage company in respect to the remainder of its mineral holdings.

Minerals Exploration Expenses

Minerals exploration expenses were $3,502 for the three months ended December 31, 2007. The Company did not incur minerals exploration expenses in first quarter of the prior fiscal year. These expenses are primarily for costs associated with the exploration and quantification of mineral resources and mineral reserves.

Minerals Operating Expenses and Other Costs

Minerals operating expenses and other costs increased to $44,992 for the three months ended December 31, 2007 as compared to $15,536 for the first quarter of the prior fiscal year. The increase is primarily attributable to lease payments related to the calcium carbonate and zeolite properties during the three months ended December 31, 2007.

Depreciation, Depletion and Amortization: Oil and Gas

Depreciation, depletion and amortization (“DD&A”) totaled $43,950 and $56,700 for the three months ended December 31, 2007 and 2006, respectively. The decrease in DD&A is primarily a result of the decrease in oil and gas production.

Depreciation, Depletion and Amortization: Minerals

Depreciation, depletion and amortization totaled $194,563 for each of the three months ended December 31, 2007 and 2006.

Stock Based Compensation Expense

The Company recorded stock based compensation expense of $62,107 and $139,000 during the three months ended December 31, 2007 and 2006, respectively. See Note 3 of the Notes to Unaudited Consolidated Financial Statements included in this interim report.

Bonus Expense

The Company recognized $80,000 of bonus expense during the three months ended December 31, 2006. See Note 4 of the Notes to Unaudited Consolidated Financial Statements included in this interim report.

General and Administrative Expenses, Legal and Professional Fees and Shareholder Information Expenses

These expenses decreased 53% to $186,767 for the three months ended December 31, 2007 as compared to $393,664 for the three months ended December 31, 2006. The decrease is primarily attributed to the Company’s decreased staff and decreased professional fees related to potential acquisitions and resource development. Also, general and administrative expenses were reduced by $42,000 which the Company received during the three months ended December 31, 2007, in respect to fees charged by a prior auditor engaged by the Company in fiscal 2004 while such auditor was not licensed by the PCAOB.

Interest Expense

Interest expense increased $19,575 to $39,057 for the three months ended December 31, 2007, as compared to $19,482 for the three months ended December 31, 2006. This increase is primarily attributable to default interest rates associated with certain debt as the Company has defaulted on certain required payments.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to access cash. The Company has historically addressed its long-term liquidity requirements through the issuance of equity securities, through cash provided by operating activities and through borrowings or debt financing for certain activities.

During the three months ended December 31, 2007, the Company’s cash used in operating activities was $254,662. In an effort to address liquidity shortfalls, the Company has instituted cost containment procedures, sold certain of its oil and gas properties, and is evaluating the sale of additional oil and gas properties..

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

At present, the Company does not have a credit facility or other line of credit upon which it may draw. As operating activities increase, the Company will evaluate the need for such a credit facility. For desired acquisitions or project enhancements, the Company must seek project specific financing. None of the Company’s properties is encumbered.

The Company has accepted an offer to purchase its interests in certain gas wells in West Virginia. The sale transaction would result in cash proceeds to the Company of $150,000.

Acquisition and Growth

The efforts of the Company and Tecumseh Professional Associates, LLC, to evaluate the Sierra Kaolin™ deposit are progressing. The confirmation core evaluation program was completed and third party consultants have been engaged to provide certified mineral resource estimates. Work continues on product identification and process flow sheet design and is expected to be completed in the next few months.

Off-balance Sheet Arrangements

The Company has no “off-balance sheet arrangements” and does not expect to enter into any such arrangements in the foreseeable future.

Historical Cash Flow

The Company’s cash flow used in operating activities was $254,662 and 251,848 for the three months ended December 31, 2007 and 2006, respectively. Funds have been and are being deployed in efforts to enhance the commercial viability of the Company’s existing resource assets, to identify potential expansion opportunities and to retire obligations associated with the Company’s assets. The Company’s net cash at December 31, 2007, decreased to $95,528.

Other Sources of Cash

During December 2007, Sonata loaned the Company $75,000 which the Company used to satisfy certain delinquent vendor payables.

Item 3.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer/Chief Financial Officer evaluated, with the participation of management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer/Chief Financial Officer has concluded that our disclosure controls and procedures were effective as of December 31, 2007 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Control Over Financial Reporting. No changes were made to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007, does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for a small business issuer.

On December 31, 2007, the Company had six employees. All day-to-day financial matters are overseen by the interim Chief Executive Officer/President/Chief Financial Officer and the Controller, with oversight by the Board of Directors. All contracting by the Company, for other than everyday items, is done with the approval the entire Board of Directors.

In light of the size of the Company, its limited cash flow and the transparency of its actions, the Company has instituted a limited number of formal controls and procedures, in addition to those required under the Sarbanes Oxley Act of 2002 related to the composition of its Board of Directors and the establishment of various Board Committees. These policies include an Employee Manual outlining procedures relating but not limited to employee dispute resolution and issues related to “controlled substances” and policies in handling the recordation and transfer of funds. Any problem which cannot be resolved internally or which an employee does not desire to discuss with a superior may be discussed with counsel or an independent member of the Board of Directors.

The Chief Financial Officer and the Chief Executive Officer, with the assistance of the Audit Committee, have established, consistent with the provisions of Rule 13a-15(f) and Rule 15d-15(f) of the '34 Act, a procedure and check list for the filing of all information and reports required by the Securities and Exchange Act of 1934, as amended and the Sarbanes-Oxley Act ("SOX"). Since the Company employs only six people, as of the filing date, the responsibility for reporting and filing reports falls on the shoulders of the Company's interim Chief Executive Officer/President/Chief Financial Officer In addition to the mandatory filing requirements established by the Securities and Exchange Commission, OTC:BB (the exchange on which the Registrant's stock is traded) and SOX, the Registrant has taken the position that any transaction that could impact the value of the Company or the Company's stock by five percent or greater requires disclosure. All press releases are published by the Company only after submittal to the Board of Directors and counsel for review, comment and approval.

The Company's Internal Controls over financial reporting and record maintenance has been developed by the Company as approved by the Board of Directors. These procedures are for the detailed and accurate recordation of all transactions in which the Company is involved and the disposition of assets. They provide reasonable assurance that the transactions recorded permit the accurate preparation of financial statements in accordance with generally accepted accounting principals and that receipts and expenditures of the Company are being made only in accordance with authorization of management. The controls provide reasonable assurances regarding the prevention and timely detection of unauthorized use of Company assets and acquisition or disposition of the Company's assets that could have a material effect on the Company's financial statements.

Code of Ethics

The Board of Directors of the Company has adopted a Code of Ethics (see Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007) for all of the Company's employees, officers and Directors. Each officer and Director of the Company annually affirms that he has read the Company’s Code of Ethics and agrees to be bound thereby.

RECENTLY ADOPTED ACCOUNTING STANDARDS

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes. We adopted FIN 48 as of October 1, 2007 and noted no material impact on our financial position or results of operations as a result of the adoption.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. We adopted SFAS 158 as of September 30, 2007 and noted no material impact on our financial position or results of operations as a result of the adoption.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R revises the principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired in a business combination or gain from a bargain purchase. SFAS 141R also revises the principles and requirements for how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This pronouncement is effective as of the beginning of our 2010 fiscal year. We are currently evaluating the impact, if any, that SFAS 141R will have on our financial position or results of operations.

Also in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This pronouncement is effective as of the beginning of our 2010 fiscal year. We are currently evaluating the impact, if any, that SFAS 160 will have on our financial position or results of operations.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

The Company's Common Stock is traded on the Over the Counter Market, Bulletin Board ("OTC:BB") symbol “DLOV.”

Item 6.	Exhibits.

Exhbit Number	Description	Located at

31.1	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.1	Certification of CEO under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.2	Certification of CFO under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

The Registrant incorporates by reference its Exhibit List as attached to its Form 10-KSB for the fiscal year ended September 30, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DALECO RESOURCES CORPORATION

Dated: February 19, 2008	By:	/s/ Gary J. Novinskie
Gary J. Novinskie Interim Chief Executive Officer, President, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial Officer)

Dated: February 19, 2008	By:	/s/ Richard W. Blackstone
Richard W. Blackstone Secretary and Controller (Principal Accounting Officer)