Form 10QSB
period 2008-03-31
DALECO RESOURCES CORP
filed 2008-05-15
CIK 746967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Number of shares outstanding of the issuer's Common Stock as of April 30, 2008: 43,081,346
Number of shares outstanding of the issuer’s Series B Preferred Stock as of April 30, 2008: 145,000

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

DALECO RESOURCES CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31 2008	September 30 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and Equivalents	$116,704	$224,267
Accounts Receivable	461,589	391,200
Other Current Assets	7,678	7,424
Total Current Assets	585,971	622,891

Other Assets:
Technology and Patent Rights	6,594,500	6,594,500
Accumulated Amortization	(4,333,438)	(4,044,712)
Net Technology and Patent Rights	2,261,062	2,549,788
Equity Placement Costs	35,750	35,750
Accumulated Amortization of Equity Placement Costs	(30,257)	(24,599)
Net Equity Placement Costs	5,493	11,151
Securities Available for Future Sale	3,040	5,700
Restricted Cash Deposits	145,362	143,978
Prepaid Mineral Royalties - Long-term	460,000	460,000
Interest Receivable	116,833	97,076
Total Other Assets	2,991,790	3,267,693

Property, Plant and Equipment:
Oil and Gas Properties, at cost	4,736,563	5,276,563
Accumulated Depreciation, Depletion and Amortization	(3,850,947)	(4,303,047)
Net Oil and Gas Properties	885,616	973,516
Mineral Properties, at cost	12,609,100	12,609,100
Accumulated Depreciation, Depletion and Amortization	(900,000)	(800,000)
Net Mineral Properties	11,709,100	11,809,100
Equipment, Furniture and Fixtures, at cost	79,902	191,151
Accumulated Depreciation	(56,587)	(164,151)
Net Equipment, Furniture and Fixtures	23,315	27,000
Total Net Property, Plant and Equipment	12,618,031	12,809,616

TOTAL ASSETS	$16,195,792	$16,700,200

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31 2008	September 30 2007
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$2,073,887	$2,204,133
Federal and State Income Taxes Payable	192,427	192,427
Note Payable - Sonata, net of unamortized discount of $14,040 at 2008	60,960	--
Note Payable - Related Party	45,485	45,485
Note Payable - Other	12,817	--
EV&T Note - Current Portion	567,213	567,213
Note Payable - First Regional Bank	100,000	100,000
CAMI Notes	514,881	514,881
Accrued Interest Expense	521,629	464,546
Accrued Dividends Payable	1,602,915	1,602,915
Accrued Expense Reimbursements	52,831	49,327
Accrued Bonus Expense	1,373,831	1,373,831
Accrued Salary Expense	1,003,134	991,002
Total Current Liabilities	8,122,010	8,105,760

TOTAL LIABILITIES	8,122,010	8,105,760

SHAREHOLDERS’ EQUITY:
Preferred Stock - 20,000,000 shares authorized
Series A Preferred Stock (outstanding: none)
Series B Preferred Stock - par value of $0.01 per share (outstanding: 145,000 shares)	1,450	1,450
Common Stock - 100,000,000 shares authorized - par value of $0.01 per share (outstanding: 43,081,346 shares)	430,813	430,813
Additional Paid in Capital	45,059,536	44,911,213
Retained Deficit	(36,839,357)	(36,173,036)
Subscriptions Receivable	(576,000)	(576,000)
Accumulated Other Comprehensive Loss	(2,660)	--
TOTAL SHAREHOLDERS’ EQUITY	8,073,782	8,594,440

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$16,195,792	$16,700,200

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31		Six Months Ended March 31
	2008	2007	2008	2007
Revenues:
Oil and Gas Sales	$178,123	$224,226	$357,237	$437,265
Royalty Receipts	3,628	7,869	7,057	14,213
Mineral Sales	1,008	2,611	2,163	8,311
Well Management Revenue	66,232	50,013	124,047	100,211
Total Operating Revenues	248,991	284,719	490,504	560,000

Expenses:
Lease Operating Expenses - Oil and Gas	38,539	80,186	91,446	222,205
Exploration Expenses - Minerals	--	46,191	3,502	46,191
Operating Expenses and Other Costs - Minerals	15,847	3,980	60,839	19,516
Production and Severance Taxes - Oil and Gas	9,200	3,554	19,237	21,781
Depreciation, Depletion and Amortization	240,156	253,805	480,311	506,710
Stock-Based Compensation Expense	67,496	142,000	129,603	281,000
Bonus Expense	--	50,000	--	130,000
General and Administrative Expenses	140,734	332,716	298,468	587,844
Legal and Professional Fees and Expenses	117,394	77,586	145,097	212,909
Shareholder Information Expenses	18,456	27,285	19,786	30,498
Amortization of Equity Placement Costs	2,829	2,829	5,658	5,658
Total Expenses	650,651	1,020,132	1,253,947	2,064,312

Other Income (Expense):
Interest and Dividend Income	9,956	13,339	31,666	25,988
Interest Expense	(45,487)	(21,274)	(84,544)	(40,756)
Gain on Sale of Oil and Gas Properties	150,000	--	150,000	--
Total Other Income (Expense), Net	114,469	(7,935)	97,122	(14,768)

Loss Before Income Taxes	(287,191)	(743,348)	(666,321)	(1,519,080)
Taxes based on Income	--	--	--	--
Net Loss	$(287,191)	$(743,348)	$(666,321)	$(1,519,080)

Basic and Fully Diluted Net Loss per Share	$(0.01)	$(0.02)	$(0.02)	$(0.04)
Weighted-average Number of Shares of Common Stock Outstanding	43,081,346	42,354,676	43,081,346	42,161,850

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	2008	2007
Cash Flows From Operating Activities:
Net Loss	$(666,321)	$(1,519,080)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation, Depletion and Amortization	480,311	506,710
Amortization of Discount on Note Payable	4,680	--
Amortization of Equity Placement Costs	5,658	5,658
Bonus Expense	--	130,000
Stock-Based Compensation Expense	129,603	281,000
Gain on Sale of Oil and Gas Properties	(150,000)	--
Changes in Operating Assets and Liabilities:
Receivables	40,146	(32,880)
Other Current Assets	(254)	2,113
Pre-paid Mineral Royalties	--	(30,000)
Restricted Cash Deposits	(1,384)	1,816
Accounts Payable	(130,246)	302,098
Accrued Interest Expense	57,083	22,187
Other Accrued Expenses	15,636	(46,523)
Net Cash Used in Operating Activities	(195,380)	(376,901)

Cash Flows From Investing Activities:
Purchases of Fixed Assets	--	(64,386)
Receipts from Sale of Oil and Gas Properties	--	--
Net Cash Provided by (Used in) Investing Activities	--	(64,386)

Cash Flows From Financing Activities:
Proceeds of Notes Payable	87,817	--
Payments on Other Notes and Debt	--	(116,159)
Proceeds of Equity Issuances	--	270,260
Net Cash Provided by Financing Activities	87,817	154,101

Net Change in Cash and Equivalents	(107,563)	(287,186)
Cash and Equivalents at Beginning of Year	224,267	317,743
Cash and Equivalents at End of Period	$116,704	$30,557

Supplemental Information:
Income Taxes Paid	$--	$--
Interest Paid	$22,619	$18,568

Supplemental Disclosure of Non-cash Transactions:
Payment of Dividends in-kind	$--	$200,000
Conversion from Preferred Stock to Common Stock	$--	$200,000
Receivable from Sale of Oil and Gas Properties	$150,000	$--
Discount on Note Payable Resulting from Issuance of Stock Purchase Warrants	$18,720	$--

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

DALECO RESOURCES CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008 AND 2007

1. Continued Operations and Going Concern

The unaudited consolidated financial statements have been prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. The Company incurred a net loss of $666,321 for the six months ended March 31, 2008. The ability of the Company to meet its total liabilities of $8,122,010 and to continue as a going concern is dependent upon the availability of future funding, achieving profitability within its mineral segment and ongoing profitability within its oil and gas operations. If the Company is unable to continue as a going concern, there is uncertainty relative to full recoverability of its assets including the $20 million acquisition of Clean Age Minerals, Inc. in September 2000.

The Company will continue to seek out and entertain project specific funding commitments and other capital funding alternatives if and as they become available.

As of March 31, 2008, the Company and certain of its subsidiaries were in default of certain debt obligations and certain employment agreements. The holders of these instruments are working with the Company to achieve the ultimate extinguishment of the obligations.

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

Significant Accounting Policies

There were no changes to the Company’s Significant Accounting Policies from those disclosed in our Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007.

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
AS OF MARCH 31, 2008 AND 2007

Recently Issued Accounting Standards

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

DALECO RESOURCES CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008 AND 2007

3. Capital Stock

Common Stock

No shares of Common Stock were issued during the six months ended March 31, 2008.

Series B Preferred Stock

No shares of Series B Preferred Stock were issued or converted to Common Stock during the six months ended March 31, 2008.

Options and Warrants to Purchase Common Stock

	Number of Options and Warrants	Weighted Average Price per Share
Options and Warrants Outstanding at September 30, 2007	6,935,641	$0.58
Options Expired (1) (2)	(875,000)	$0.54
Warrants Issued (3)	822,305	$0.55
Warrants Expired (4) (5) (6)	(2,622,305)	$0.59
Options and Warrants Outstanding at March 31, 2008	4,260,641	$0.57

(1)
During November 2007, (i) an option (held by a former director/officer of the Company) to purchase 600,000 shares of Common Stock (at an exercise price of $0.48 per share), and (ii) options (held by two former directors/officers of the Company) to purchase a total of 200,000 shares of Common Stock (at an exercise price of $0.75 per share), expired unexercised. See Note 9.b. of the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007.

(2)
In March 2007, options held by David Matz to purchase a total of 75,000 shares of Common Stock expired as a result of the termination his employment with the Company. See Note 9.b. of the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007.

(3)
On December 21, 2007, Sonata Investment Company, Ltd. (“Sonata”) loaned the Company $75,000 (see Note 5). The Company issued warrants for the purchase of 822,305 shares of Common Stock (at an exercise price of $0.55 per share). These warrants will expire on December 31, 2010.

(4)
On December 31, 2007, the Financing Sources Warrants (see Note 9.d.1. of the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007) for the purchase of 822,305 shares of Common Stock expired unexercised. See Note 5.

DALECO RESOURCES CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008 AND 2007

(5)
On November 29, 2007, TPA Warrants (see Note 9.d.3. of the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007) for the purchase of 1,500,000 shares of Common Stock (at an exercise price of $0.50 per share) expired unexercised.

(6)
On February 26, 2008, the Conley Warrants (see Note 9.d.2. of the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007) warrants for the purchase of 300,000 shares of Common Stock (at an exercise price of $0.13 per share) expired unexercised.

(7)
In February 2008, the expiration date of the Anthony Warrants (see Note 9.d.2. of the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007) warrants for the purchase of 200,000 shares of Common Stock (at an exercise price of $0.13 per share) was extended to February 26, 2009. In connection with the extension of such date, the Company recognized stock-based compensation expense of $4,027.

Summarized information relating to the stock options to purchase shares of Common Stock outstanding as of March 31, 2008, is as follows:

Exercise Price per Share	Number of Shares Underlying Options Unexercised	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (Years)	Number of Shares Underlying Options Exercisable	Weighted Average Exercise Price per Share
$0.28-$0.85	2,875,000	$0.56	1.96	2,375,000	$0.57

Stock-Based Compensation

During the six months ended March 31, 2008, options to purchase 875,000 shares of Common Stock expired unexercised. There are options for 2,875,000 shares of Common Stock outstanding as of March 31, 2008, of which 2,400,000 are held by current officers, Directors and employees of the Company (“Insiders”). The exercise prices for the options held by Insiders range from $0.28 per share to $0.85 per share.

In accordance with the provisions of SFAS 123(R), “Share-Based Payment”, the Company has recorded stock-based compensation expense of $129,603 and $281,000 for the six months ended March 31, 2008 and 2007, respectively. The stock-based compensation expense is based on the fair value of the options and warrants at the grant date. The fair value of the options and warrants was estimated using the Black-Scholes option-pricing model with the following assumptions: risk free interest rates between 2.05% and 4.72%; expected life of one to seven years; and expected volatility between 48% and 184%.

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

DALECO RESOURCES CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008 AND 2007

Options and warrants to purchase shares of Common Stock were outstanding during the periods but have not been included in the computation of diluted earnings per share because such options and warrants would have an anti-dilutive effect on net loss per share. No other adjustments were made for purposes of per share calculations.

Payment of Accrued Dividends

There was no cash dividend payment in respect to the Series B Preferred Stock during the six months ended March 31, 2008 and 2007. A total of 80,000 shares of Common Stock were issued during the six months ended March 31, 2007 to a holder of the Series B Preferred Stock in satisfaction of accrued dividends.

4.	Employment Contracts and Separation Agreement

In August 2005, the Company entered into employment contracts with Stephan V. Benediktson as Chief Executive Officer of the Company and Nathan Trynin as Executive Vice President of the Company. The employment contracts contain bonus provisions tied to the performance of the Company's Common Stock. Accordingly, the Company recognized $50,000 and 130,000 of bonus expense during the three and six months ended March 31, 2007, respectively. In August 2007, Messrs. Benediktson and Trynin resigned from their respective positions with the Company. The Board of Directors approved bonuses aggregating $1,373,831.

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

In October 2007, the Company gave notice to Mr. Matz that it was not extending his employment agreement beyond the term that ends in January 2008. Such agreement has terminated. During the first two quarters of 2008, the Company defaulted in respect to payments of salary required pursuant to the employment agreements with Messrs. Novinskie, Matz and Blackstone.

5.	Notes Payable

In April 2007, the Company defaulted in respect to payments required by the Settlement Agreement with EV&T (see Note 6d of the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007).

During November 2007, the Company renewed the $100,000 note payable to First Regional Bank and the maturity date was extended to November 17, 2008. Mr. Amir has pledged certain of his personal assets as collateral (“Amir Assets”) for such note.

On December 21, 2007, Sonata loaned the Company $75,000. The maturity date of such loan is December 20, 2008, and interest, at 8%, is due quarterly. The Company used the proceeds for general working capital purposes. In connection with this loan, the Company issued warrants for the purchase of 822,305 shares of Common Stock at a purchase price of $0.55 per share with an expiration date of December 31, 2010. In connection with the issuance of these warrants, the Company recognized a discount on the note payable of $18,720. This amount is to be accreted over a period of one year. As of March 31, 2008, the Company recorded $4680 of this amount under interest expense.

DALECO RESOURCES CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008 AND 2007

6.	Audit Fee Refund

General and administrative expenses were reduced by $42,000 during the six months ended March 31, 2008 as the Company received $42,000 (plus interest) in December 2007 in respect to fees charged by a prior auditor engaged by the Company in fiscal 2004 while such auditor was not registered with the PCAOB.

7.	Oil and Gas Properties

In March 2008, the Company entered into an agreement to sell its interests in certain operated gas wells and related gas gathering system in West Virginia with cash consideration to the Company of $150,000 of which $100,000 was received in April 2008. Revenues and expenses applicable to such assets included in the 2007 and 2008 periods are not material as the wells have not produced since March 2006. The assets sold have no net book value. Accordingly, the Company recognized gain on sale of oil and gas properties of $150,000 during the second quarter of 2008.

8.	Subsequent Event

On April 30, 2008, the Company agreed to sell its interests in certain oil and gas properties (primarily undeveloped acreage) in Pennsylvania for $250,000. Revenues and expenses applicable to such assets included in the 2007 and 2008 periods are not material as the two gas wells are marginal producers. The assets sold have no net book value. Accordingly, the Company will recognize gain on sale of oil and gas properties of $250,000 during the third quarter of 2008.

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

Various risk factors could cause actual results to differ materially from those expressed in forward-looking statements, including, without limitation, the following:

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

Results of Operations:

For the three and six months ended March 31, 2008, compared to the three and six months ended March 31, 2007:
	Three Months Ended		Six Months Ended
	2008	2007	2008	2007
Revenues	$248,991	$284,719	$490,504	$560,000
Net Loss	$(287,191)	$(743,348)	$(666,321)	$(1,519,080)
Oil and Gas Production and Cost Information:
Production:
Oil (Bbl)	634	1,711	1,506	2,890
Gas (Mcf)	13,509	17,025	25,885	38,099
Average Price:
Oil (per Bbl)	$93.52	$53.10	$91.04	$55.17
Gas (per Mcf)	$8.80	$7.83	$8.50	$7.29
Lease Operating Expense and Production Tax per Mcfe	$2.76	$3.07	$3.17	$4.40
_____
Bbl = One barrel of oil or condensate
Mcf = One thousand cubic feet
Mcfe = One thousand cubic feet gas equivalent

The decrease in oil production is primarily a result of the decrease in well workovers during the six months ended March 31, 2008 in respect to the properties operated by the Company in Texas. The decrease in gas production is primarily a result of (i) the aforementioned lack of workovers of certain wells in Texas; (ii) the occasional curtailment by the transporting pipeline of production from certain wells in West Virginia; and, (iii) the cessation of production from certain other wells in West Virginia while compression facilities were being installed by the Company. The decrease in Lease Operating Expenses and Production Tax per Mcfe is primarily the result of the decrease in Lease Operating Expenses in the six months ended March 31, 2008. Such expenses were greater in the prior fiscal periods primarily as a result of the workover expenses incurred to maintain and enhance production of the Company’s properties in Texas. The Company intends to work on certain Texas wells in the third and fourth quarters of 2008.

Minerals Operations

The Company is not a Production Stage Company in respect to any of its minerals. It is a Development Stage company for a portion of its kaolin deposit in New Mexico and a portion of its zeolite deposit in Texas. It is an Exploration Stage company in respect to the remainder of its mineral holdings.

Minerals Exploration Expenses

Minerals exploration expenses were $3,502 and $46,191 for the six months ended March 31, 2008 and 2007, respectively. These expenses are primarily for costs associated with the exploration and quantification of mineral resources and mineral reserves.

Minerals Operating Expenses and Other Costs

Minerals operating expenses and other costs were $15,847 and $60,839 for the three and six months ended March 31, 2008 and $3,980 and $19,516 during the comparable periods of fiscal 2007, respectively. Increases are primarily attributable to lease payments related to the calcium carbonate and zeolite properties during fiscal 2008.

Depreciation, Depletion and Amortization: Oil and Gas

Depreciation, depletion and amortization (“DD&A”) totaled $43,950 and $87,900 for the three and six months ended March 31, 2008 and $57,150 and $114,300 during the comparable periods of fiscal 2007. The decrease in DD&A is primarily a result of the decrease in oil and gas production.

Depreciation, Depletion and Amortization: Minerals

DD&A totaled $194,563 and $389,126 for the three and six months ended March 31, 2008 and 2007, respectively. Such amounts include amortization of Technology and Patent Rights of $144,363 and $288,726, respectively.

Stock Based Compensation Expense

The Company recorded stock based compensation expense of $67,496 and $129,603 for the three and six months ended March 31, 2008 and $142,000 and $281,000 during the comparable periods of fiscal 2007. See Note 3 of the Notes to Unaudited Consolidated Financial Statements included in this interim report.

Bonus Expense

The Company recognized bonus expense $50,000 and $130,000 for the three and six months ended March 31, 2007. See Note 4 of the Notes to Unaudited Consolidated Financial Statements included in this interim report.

General and Administrative Expenses, Legal and Professional Fees and Shareholder Information Expenses

These expenses decreased 37% and 44% to $276,584 and $463,351 for the three and six months ended March 31, 2008 as compared to $437,587 and $831,251 during the comparable periods of fiscal 2007. The decrease is primarily attributed to the Company’s decreased staff and decreased professional fees related to potential acquisitions and resource development. Also, general and administrative expenses for fiscal 2008 are reduced by $42,000 which the Company received during December 2007 in respect to fees charged by a prior auditor engaged by the Company in fiscal 2004 while such auditor was not registered with the PCAOB.

Interest Expense

Interest expense increased to $45,487 and $84,544 for the three and six months ended March 31, 2008 as compared to $21,274 and $40,756 during the comparable periods of fiscal 2007. This increase is primarily attributable to default interest rates associated with certain debt as the Company has defaulted on certain required payments.

Liquidity and Capital Resources

The Company’s cash flow used in operating activities was $195,380 and 376,901 for the six months ended March 31, 2008 and 2007, respectively. Funds have been and are being deployed in efforts to enhance the commercial viability of the Company’s existing resource assets, to identify potential expansion opportunities and to retire obligations associated with the Company’s assets. The Company’s net cash at March 31, 2008 was $116,704.

Liquidity is a measure of a company’s ability to access cash. The Company has historically addressed its long-term liquidity requirements through the issuance of equity securities and borrowings or debt financing for certain activities.

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

In an effort to address liquidity shortfalls, the Company has instituted cost containment procedures including staff decreases, sold certain of its oil and gas properties, and is evaluating the sale of additional oil and gas properties. It may take months and possibly longer to sell these properties at a suitable price. The market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand that are beyond our control. We cannot predict whether we will be able to sell a property for the price or on the terms acceptable to us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of any property.

During December 2007, Sonata loaned the Company $75,000 which the Company used to satisfy certain delinquent vendor payables. See Note 5 of the Notes to Unaudited Consolidated Financial Statements included in this interim report.

In March 2008, the Company entered into an agreement to sell its interests in certain operated gas wells and related gas gathering system in West Virginia with cash consideration to the Company of $150,000 of which $100,000 was received in April 2008. On April 30, 2008, the Company agreed to sell its interests in certain oil and gas properties (primarily undeveloped acreage) in Pennsylvania for $250,000. See Notes 7 and 8 of the Notes to Unaudited Consolidated Financial Statements included in this interim report.

Acquisition and Growth

The Company is continuing to pursue plans to commercialize its calcium carbonate, kaolin and zeolite projects which are critical for the Company to achieve profitability and establishing the Company as a market innovator in industrial minerals. Those plans have progressed from the data acquisition and analysis phase into ongoing mineral processing and facility design phase. The Company and its current partner and potential other partners are actively investigating various commercial applications for its mineral based products.

The efforts of the Company and Tecumseh Professional Associates LLC to evaluate the Sierra Kaolin™ deposit are progressing. The venture’s efforts to commercialize the Sierra Kaolin deposit have focused on an initial target area encompassing approximately 32 acres out of the project’s 2,740 acres. The minerals extracted from the target area have been deemed to be suitable for the coatings, fillers and pigments markets. Product formulations have been prepared and tested in these industrial applications. The results of the mineral analysis and application testing have indicated that commercially viable products can be produced from the deposit’s extracted mineral.

The venture, with the assistance of its consultants, has begun technical presentations of the product formulations to entities active within the coatings, fillers and pigments sectors of the paint and paper industries. While responses to these presentations are expected over the next several months, preliminary feedback has been encouraging. Tecumseh, as the project’s manager, is proceeding with its efforts to prepare the mineral deposit site for production. These efforts include the preparation and submittal of the required regulatory filings to secure an extraction permit for the project. Work continues on product identification and process flow sheet design and is expected to be completed in the next few months.

The Company continues to focus on establishing business and or financial relationships that will provide the necessary capital to effectively exploit its calcium carbonate and zeolite mineral resource holdings.

Off-balance Sheet Arrangements

The Company has no “off-balance sheet arrangements” and does not expect to enter into any such arrangements in the foreseeable future.

Item 3. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer/Chief Financial Officer evaluated, with the participation of management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer/Chief Financial Officer has concluded that our disclosure controls and procedures were effective as of March 31, 2008 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

On March 31, 2008, the Company had four employees. All day-to-day financial matters are overseen by the interim Chief Executive Officer/President/Chief Financial Officer and the Controller, with oversight by the Board of Directors. All contracting by the Company, for other than everyday items, is done with the approval the entire Board of Directors.

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

The Chief Financial Officer and the Chief Executive Officer, with the assistance of the Audit Committee, have established, consistent with the provisions of Rule 13a-15(f) and Rule 15d-15(f) of the '34 Act, a procedure and checklist for the filing of all information and reports required by the Securities and Exchange Act of 1934, as amended and the Sarbanes-Oxley Act ("SOX"). Since the Company employs only four people, as of the filing date, the responsibility for reporting and filing reports falls on the shoulders of the Company's interim Chief Executive Officer/President/Chief Financial Officer. In addition to the mandatory filing requirements established by the Securities and Exchange Commission, OTC:BB (the exchange on which the Registrant's stock is traded) and SOX, the Registrant has taken the position that any transaction that could impact the value of the Company or the Company's stock by five percent or greater requires disclosure. All press releases are published by the Company only after submittal to the Board of Directors and counsel for review, comment and approval.

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

Corporate Governance

In April 2008, the Board of Directors of the Company adopted the following:

▪	Corporate Governance Policy;
▪	Nominating and Governance Committee Charter; and,
▪	Compensation Committee Charter.

Each of these items is filed as an Exhibit to this quarterly report (Exhibits 3.4, 3.5 and 3.6, respectively) and is posted on the corporate governance page of the Company’s web site at www.dalecoresources.com.

RECENTLY ADOPTED ACCOUNTING STANDARDS

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

On April 10, 2008, the Company held its Annual Meeting of Shareholders. The following matters were voted upon at such meeting:

a.	Election of Directors for a term expiring in 2009:

Name of Nominee	For	Withheld
Dov Amir	28,860,563	3,808,076
Lord Gilbert [John}	28,210,075	4,458,564
David A. Grady	29,085,832	3,582,807
Carl A. Haessler	29,085,832	3,582,807
Robert E. Martin	29,926,832	2,741,807
Charles T. Maxwell	29,085,832	3,582,807
Gary J. Novinskie	29,023,102	3,645,537
William Pipkin	29,085,832	3,582,807

b.	Proposal to Ratify the Selection of Vasquez & Company, LLP, as the Company’s Independent Registered Public Accounting Firm for the fiscal year ending September 30, 2008:

For	Against	Abstain
31,525,477	823,158	320,004

On April 10, 2008

Item 5. Other Information.

The Company's Common Stock is traded on the Over the Counter Market, Bulletin Board ("OTC:BB") symbol “DLOV.”

Item 6. Exhibits.

Exhibit
Number	Description	Located at

3.4	Corporate Governance Policy Adopted April 10, 2008	Filed Herewith

3.5	Nominating and Governance Committee Charter Adopted April 10, 2008	Filed Herewith

3.6	Compensation Committee Charter Adopted April 10, 2008	Filed Herewith

31.1	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.1	Certification of CEO under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.2	Certification of CFO under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

The Registrant incorporates by reference its Exhibit List as attached to its Form 10-KSB for the fiscal year ended September 30, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DALECO RESOURCES CORPORATION

Dated: May 15, 2008	By:	/s/ Gary J. Novinskie
Gary J. Novinskie
Interim Chief Executive Officer, President, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial Officer)

Dated: May 15, 2008	By:	/s/ Richard W. Blackstone
Richard W. Blackstone
Secretary and Controller (Principal Accounting Officer)