Form 10QSB
period 2008-06-30
DALECO RESOURCES CORP
filed 2008-08-12
CIK 746967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number 0-12214

DALECO RESOURCES CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	23-2860734
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

17 Wilmont Mews, 5th Floor West Chester, Pennsylvania 19382	(610) 429-0181
(Address of principal executive offices)	(Issuer’s telephone number)

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

Number of shares outstanding of the issuer's Common Stock as of July 31, 2008: 43,081,346
Number of shares outstanding of the issuer’s Series B Preferred Stock as of July 31, 2008: 145,000

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

DALECO RESOURCES CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30 2008	September 30 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and Equivalents	$196,756	$224,267
Accounts Receivable	598,906	391,200
Other Current Assets	7,424	7,424
Total Current Assets	803,086	622,891

Other Assets:
Technology and Patent Rights	6,594,500	6,594,500
Accumulated Amortization	(4,477,801)	(4,044,712)
Net Technology and Patent Rights	2,116,699	2,549,788
Equity Placement Costs	35,750	35,750
Accumulated Amortization of Equity Placement Costs	(33,086)	(24,599)
Net Equity Placement Costs	2,664	11,151
Securities Available for Future Sale	6,967	5,700
Restricted Cash Deposits	145,932	143,978
Prepaid Mineral Royalties – Long-term	460,000	460,000
Interest Receivable	124,372	97,076
Total Other Assets	2,856,634	3,267,693

Property, Plant and Equipment:
Oil and Gas Properties, at cost	4,424,512	5,276,563
Accumulated Depreciation, Depletion and Amortization	(3,582,845)	(4,303,047)
Net Oil and Gas Properties	841,667	973,516
Mineral Properties, at cost	12,609,100	12,609,100
Accumulated Depreciation, Depletion and Amortization	(950,000)	(800,000)
Net Mineral Properties	11,659,100	11,809,100
Equipment, Furniture and Fixtures, at cost	79,902	191,151
Accumulated Depreciation	(58,429)	(164,151)
Net Equipment, Furniture and Fixtures	21,473	27,000
Total Net Property, Plant and Equipment	12,522,240	12,809,616

TOTAL ASSETS	$16,181,960	$16,700,200

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30 2008	September 30 2007
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$2,090,222	$2,204,133
Federal and State Income Taxes Payable	200,827	192,427
Note Payable - Related Party	45,485	45,485
Note Payable - Other	7,852	—
EV&T Note – Current Portion	567,213	567,213
Note Payable - First Regional Bank	100,000	100,000
CAMI Notes	514,881	514,881
Accrued Interest Expense	550,966	464,546
Accrued Dividends Payable	1,602,915	1,602,915
Accrued Expense Reimbursements	38,911	49,327
Accrued Bonus Expense	1,373,831	1,373,831
Accrued Salary Expense	994,917	991,002
Total Current Liabilities	8,088,020	8,105,760

TOTAL LIABILITIES	8,088,020	8,105,760

SHAREHOLDERS’ EQUITY:
Preferred Stock – 20,000,000 shares authorized
Series A Preferred Stock (outstanding: none)
Series B Preferred Stock – par value of $0.01 per share (outstanding: 145,000 shares)	1,450	1,450
Common Stock – 100,000,000 shares authorized - par value of $0.01 per share (outstanding: 43,081,346 shares)	430,813	430,813
Additional Paid in Capital	45,092,019	44,911,213
Retained Deficit	(36,855,609)	(36,173,036)
Subscriptions Receivable	(576,000)	(576,000)
Accumulated Other Comprehensive Loss	1,267	—
TOTAL SHAREHOLDERS’ EQUITY	8,093,940	8,594,440

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$16,181,960	$16,700,200

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30			Nine Months Ended June 30
	2008		2007	2008	2007
Revenues:
Oil and Gas Sales		$276,921	$239,224	$634,158	$676,489
Royalty Receipts		5,692	3,792	12,749	18,005
Mineral Sales		1,208	22,709	3,371	31,020
Well Management Revenue		68,293	44,917	192,340	145,158
Total Operating Revenues		352,114	310,642	842,618	870,672

Expenses:
Lease Operating Expenses - Oil and Gas		53,465	108,971	144,911	331,206
Exploration Expenses - Minerals		6,000	36,751	9,502	82,941
Operating Expenses and Other Costs - Minerals		26,434	35,640	87,273	55,156
Production and Severance Taxes – Oil and Gas		13,317	12,323	32,554	34,104
Depreciation, Depletion and Amortization		240,154	253,355	720,465	760,066
General and Administrative Expenses		150,465	1,720,567	578,536	2,719,410
Legal and Professional Fees and Expenses		42,076	48,907	187,173	261,816
Shareholder Information Expenses		12,035	4,211	31,821	34,710
Amortization of Equity Placement Costs		2,829	2,829	8,487	8,487
Total Expenses		546,775	2,223,554	1,800,722	4,287,896

Other Income (Expense):
Interest and Dividend Income		8,591	13,235	40,257	39,223
Interest Expense		(80,182)	(27,538)	(164,726)	(68,294)
Gain on Sale of Oil and Gas Properties		250,000	—	400,000	—
Total Other Income (Expense), Net		178,409	(14,303)	275,531	(29,071)

Loss Before Income Taxes		(16,252)	(1,927,215)	(682,573)	(3,446,295)
Taxes based on Income		—	—	—	—
Net Loss		$(16,252)	$(1,927,215)	$(682,573)	$(3,446,295)

Basic and Fully Diluted Net Loss per Share	$	(—)	$(0.05)	$(0.02)	$(0.08)
Weighted-average Number of Shares of Common Stock Outstanding		43,081,346	42,426,544	43,081,346	42,250,082

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
Cash Flows From Operating Activities:
Net Loss	$(682,573)	$(3,446,295)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation, Depletion and Amortization	720,465	760,066
Amortization of Discount on Note Payable	18,720	—
Amortization of Equity Placement Costs	8,487	8,487
Bonus Expense	—	1,327,491
Stock-Based Compensation Expense	162,086	420,390
Gain on Sale of Oil and Gas Properties	(400,000)	—
Changes in Operating Assets and Liabilities:
Receivables	(185,002)	(116,612)
Other Current Assets	—	2,113
Pre-paid Mineral Royalties	—	(30,000)
Restricted Cash Deposits	(1,954)	696
Accounts Payable	(125,638)	572,325
Accrued Interest Expense	86,420	33,281
Other Accrued Expenses	13,626	59,924
Net Cash Used in Operating Activities	(385,363)	(408,134)

Cash Flows From Investing Activities:
Purchases of Fixed Assets	—	(62,606)
Receipts from Sale of Oil and Gas Properties	350,000	—
Net Cash Provided by (Used in) Investing Activities	350,000	(62,606)

Cash Flows From Financing Activities:
Proceeds of Notes Payable	102,171	—
Payments on Other Notes and Debt	(94,319)	(117,621))
Proceeds of Equity Issuances	—	488,260
Net Cash Provided by Financing Activities	7,852	370,639

Net Change in Cash and Equivalents	(27,511)	(100,101)
Cash and Equivalents at Beginning of Year	224,267	317,743
Cash and Equivalents at End of Period	$196,756	$217,642

Supplemental Information:
Income Taxes Paid	$—	$—
Interest Paid	$39,327	$35,013

Supplemental Disclosure of Non-cash Transactions:
Payment of Dividends in-kind	$—	$200,000
Conversion from Preferred Stock to Common Stock	$—	$200,000
Receivable from Sale of Oil and Gas Properties	$50,000	$—
Discount on Note Payable Resulting from Issuance of Stock Purchase Warrants	$18,720	$—

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

DALECO RESOURCES CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008 AND 2007

1. Continued Operations and Going Concern

The unaudited consolidated financial statements have been prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. The Company incurred a net loss of $682,573 for the nine months ended June 30, 2008. The ability of the Company to meet its total liabilities of $8,088,020 and to continue as a going concern is dependent upon the availability of future funding, achieving profitability within its mineral segment and ongoing profitability within its oil and gas operations. If the Company is unable to continue as a going concern, there is uncertainty relative to full recoverability of its assets including the $20 million acquisition of Clean Age Minerals, Inc. in September 2000.

The Company will continue to seek out and entertain project specific funding commitments and other capital funding alternatives if and as they become available.

As of June 30, 2008, the Company and certain of its subsidiaries were in default of certain debt obligations and certain employment agreements. The holders of these instruments are working with the Company to achieve the ultimate extinguishment of the obligations.

2. Summary of Significant Accounting Policies

Basis of Presentation

The interim consolidated financial statements are unaudited but, in our opinion, reflect all adjustments necessary for a fair presentation of the results of operations and financial position for such periods in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. All such adjustments reflected in the interim consolidated financial statements are considered to be of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007.

Unless otherwise noted, references to “year” pertain to the Company’s fiscal year, which begins on October 1 and ends on September 30; for example, 2008 refers to fiscal 2008, which is the period from October 1, 2007 to September 30, 2008.

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

Significant Accounting Policies

There were no changes to the Company’s Significant Accounting Policies from those disclosed in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007.

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
AS OF JUNE 30, 2008 AND 2007

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
AS OF JUNE 30, 2008 AND 2007

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities (the “Hierarchy”). The Hierarchy within SFAS 162 is consistent with that previously defined in the AICPA Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“SAS 69”). SFAS 162 is effective 60 days following the United States Securities and Exchange Commission’s (the “SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of SFAS 162 will not have a material effect on the Consolidated Financial Statements because the Company has utilized the guidance within SAS 69.

3. Capital Stock

Common Stock

No shares of Common Stock were issued during the nine months ended June 30, 2008.

Series B Preferred Stock

No shares of Series B Preferred Stock were issued or converted to Common Stock during the nine months ended June 30, 2008.

Options and Warrants to Purchase Common Stock

	Number of Options and Warrants	Weighted Average Price per Share
Options and Warrants Outstanding at September 30, 2007	6,935,641	$0.58
Options Expired (1) (2)	(875,000)	$0.54
Warrants Issued (3)	822,305	$0.55
Warrants Expired (4) (5) (6) (7)	(2,622,305)	$0.59
Options and Warrants Outstanding at June 30, 2008	4,260,641	$0.57

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

DALECO RESOURCES CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008 AND 2007

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

Summarized information relating to the stock options to purchase shares of Common Stock outstanding as of June 30, 2008, is as follows:

Exercise Price per Share	Number of Shares Underlying Options Unexercised	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (Years)	Number of Shares Underlying Options Exercisable	Weighted Average Exercise Price per Share
$0.28-$0.85	2,875,000	$0.56	1.70	2,425,000	$0.57

Stock-Based Compensation

During the nine months ended June 30, 2008, options to purchase 875,000 shares of Common Stock expired unexercised. There are options for 2,875,000 shares of Common Stock outstanding as of June 30, 2008, of which 2,400,000 are held by current officers, Directors and employees of the Company (“Insiders”). The exercise prices for the options held by Insiders range from $0.28 per share to $0.85 per share.

In accordance with the provisions of SFAS 123(R), “Share-Based Payment”, the Company has recorded stock-based compensation expense of $162,086 and $420,390 for the nine months ended June 30, 2008 and 2007, respectively, which is included in General and Administrative Expenses. The stock-based compensation expense is based on the fair value of the options and warrants at the grant date. The fair value of the options and warrants was estimated using the Black-Scholes option-pricing model with the following assumptions: risk free interest rates between 2.05% and 4.72%; expected life of one to seven years; and expected volatility between 48% and 184%.

DALECO RESOURCES CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008 AND 2007

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

Payment of Accrued Dividends

There was no cash dividend payment in respect to the Series B Preferred Stock during the nine months ended June 30, 2008 and 2007. A total of 80,000 shares of Common Stock were issued during the nine months ended June 30, 2007 to a holder of the Series B Preferred Stock in satisfaction of accrued dividends.

4. Employment Contracts and Separation Agreement

In August 2005, the Company entered into employment contracts with Stephan V. Benediktson as Chief Executive Officer of the Company and Nathan Trynin as Executive Vice President of the Company. The employment contracts contain bonus provisions tied to the performance of the Company's Common Stock. Accordingly, the Company recognized $1,197,491 and $1,327,491 of bonus expense during the three and nine months ended June 30, 2007, respectively, which is included in General and Administrative Expenses. In August 2007, Messrs. Benediktson and Trynin resigned from their respective positions with the Company. The Board of Directors approved bonuses aggregating $1,373,831.

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

In October 2007, the Company gave notice to Mr. Matz that it was not extending his employment agreement beyond the term that ends in January 2008. Such agreement has terminated. During the first three quarters of 2008, the Company defaulted in respect to payments of salary required pursuant to the employment agreements with Messrs. Novinskie, Matz and Blackstone.

DALECO RESOURCES CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008 AND 2007

5. Notes Payable

In April 2007, the Company defaulted in respect to payments required by the Settlement Agreement with EV&T (see Note 6d of the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007).

During November 2007, the Company renewed the $100,000 note payable to First Regional Bank and the maturity date was extended to November 17, 2008. Mr. Amir has pledged certain of his personal assets as collateral (“Amir Assets”) for such note.

On December 21, 2007, Sonata loaned the Company $75,000. The maturity date of such loan is December 20, 2008, and interest, at 8%, is due quarterly. The Company used the proceeds for general working capital purposes. The Company paid the note during the third quarter of 2008. In connection with this loan, the Company issued warrants for the purchase of 822,305 shares of Common Stock at a purchase price of $0.55 per share with an expiration date of December 31, 2010. In connection with the issuance of these warrants, the Company recognized a discount on the note payable of $18,720. This amount was to be accreted over a period of one year. As of June 30, 2008, the Company recorded $18,720 of this amount under interest expense as the note was paid during the third quarter of 2008.

6. Audit Fee Refund

General and administrative expenses were reduced by $42,000 during the nine months ended June 30, 2008 as the Company received $42,000 (plus interest) in December 2007 in respect to fees charged by a prior auditor engaged by the Company in fiscal 2004 while such auditor was not registered with the PCAOB.

7. Sale of Oil and Gas Properties

In March 2008, the Company entered into an agreement to sell its interests in certain operated gas wells and related gas gathering system in West Virginia with cash consideration to the Company of $150,000 of which $100,000 was received in April 2008. The remaining $50,000 is pending awaiting the consent of a joint interest owner in the remaining asset. Revenues and expenses applicable to such assets included in the 2007 and 2008 periods are not material as the wells have not produced since March 2006. The assets sold have no net book value. Accordingly, the Company recognized gain on sale of oil and gas properties of $150,000 during the second quarter of 2008.

In May 2008, the Company sold its interests in certain oil and gas properties (primarily undeveloped acreage) in Pennsylvania for $250,000. Revenues and expenses applicable to such assets included in the 2007 and 2008 periods are not material as the two gas wells were marginal producers. The assets sold have no net book value. Accordingly, the Company recognized gain on sale of oil and gas properties of $250,000 during the third quarter of 2008.

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

Results of Operations:

For the three and nine months ended June 30, 2008, compared to the three and nine months ended June 30, 2007:
	Three Months Ended		Nine Months Ended
	2008	2007	2008	2007
Revenues	$352,114	$310,642	$842,618	$870,672
Net Loss	$(16,252)	$(1,927,215)	$(682,573)	$(3,446,295)
Oil and Gas Production and Cost Information:
Production:
Oil (Bbl)	1,109	1,163	2,615	4,053
Gas (Mcf)	10,348	20,383	36,233	58,482
Average Price:
Oil (per Bbl)	$120.58	$69.41	$103.57	$59.26
Gas (per Mcf)	$13.84	$7.78	$10.03	$7.26
Lease Operating Expense and Production Tax per Mcfe	$3.93	$4.43	$3.42	$4.41
_____
Bbl = One barrel of oil or condensate
Mcf = One thousand cubic feet
Mcfe = One thousand cubic feet gas equivalent

The decrease in oil production is primarily a result of the decrease in well workovers during the nine months ended June 30, 2008 in respect to the properties operated by the Company in Texas. The decrease in gas production is primarily a result of (i) the aforementioned lack of workovers of certain wells in Texas; (ii) the occasional curtailment by the transporting pipeline of production from certain wells in West Virginia; and, (iii) the cessation of production from certain other wells in West Virginia while compression facilities were being installed by the Company. The decrease in Lease Operating Expenses and Production Tax per Mcfe is primarily the result of the decrease in Lease Operating Expenses in the nine months ended June 30, 2008. Such expenses were greater in the prior fiscal periods primarily as a result of the workover expenses incurred to maintain and enhance production of the Company’s properties in Texas. The Company worked on three Texas wells in the third quarter of 2008 and intends to work on certain additional Texas wells in the fourth quarter of 2008.

Minerals Operations

The Company is an Exploration Stage company in respect to its mineral holdings.

Minerals Exploration Expenses

Minerals exploration expenses totaled $6,000 and $9,502 for the three and nine months ended June 30, 2008 and $36,751 and $82,941 during the comparable periods of fiscal 2007, respectively. These expenses are primarily for costs associated with the exploration and quantification of mineral resources and mineral reserves.

Minerals Operating Expenses and Other Costs

Minerals operating expenses and other costs totaled $26,434 and $87,273 for the three and nine months ended June 30, 2008 and $35,640 and $55,156 during the comparable periods of fiscal 2007, respectively. Increases are primarily attributable to lease payments related to the calcium carbonate and zeolite properties during fiscal 2008.

Depreciation, Depletion and Amortization: Minerals

Depreciation, depletion and amortization (“DD&A”) totaled $194,563 and $583,689 for the three and nine months ended June 30, 2008 and 2007, respectively. Such amounts include amortization of Technology and Patent Rights of $144,363 and $433,089, respectively.

Depreciation, Depletion and Amortization: Oil and Gas and Other

DD&A totaled $45,591 and $136,776 for the three and nine months ended June 30, 2008 and $58,792 and $176,377 during the comparable periods of fiscal 2007. The decrease in DD&A is primarily a result of the decrease in oil and gas production.

General and Administrative Expenses

These expenses decreased 91% and 79% to $150,465 and $578,536 for the three and nine months ended June 30, 2008 as compared to $1,720,567 and $2,719,410 during the comparable periods of fiscal 2007. Stock-based compensation expense and bonus expense are included in general and administrative expenses. The Company recorded stock-based compensation expense of $32,483 and $162,086 for the three and nine months ended June 30, 2008 and $139,390 and $420,390 during the comparable periods of fiscal 2007 (see Note 3 of the Notes to Unaudited Consolidated Financial Statements included in this interim report). The Company recognized bonus expense of $1,197,491 and $1,327,491 for the three and nine months ended June 30, 2007 (see Note 4 of the Notes to Unaudited Consolidated Financial Statements included in this interim report). General and administrative expenses also decreased as a result of the Company’s decreased staff. Further, general and administrative expenses for fiscal 2008 are reduced by $42,000 which the Company received during December 2007 in respect to fees charged by a prior auditor engaged by the Company in fiscal 2004 while such auditor was not registered with the PCAOB.

Legal and Professional Fees and Expenses

These expenses totaled $42,076 and $187,173 for the three and nine months ended June 30, 2008 and $48,907 and $261,816 during the comparable periods of fiscal 2007. The decrease is primarily attributed to decreased professional fees related to potential acquisitions and resource development.

Interest Expense

Interest expense increased to $80,182 and $164,726 for the three and nine months ended June 30, 2008 as compared to $27,538 and $68,294 during the comparable periods of fiscal 2007. This increase is primarily attributable to default interest rates associated with certain debt as the Company has defaulted on certain required payments.

Liquidity and Capital Resources

The Company’s cash flow used in operating activities was $385,363 and $408,134 for the nine months ended June 30, 2008 and 2007, respectively. Funds have been and are being deployed in efforts to enhance the commercial viability of the Company’s existing resource assets, to identify potential expansion opportunities and to retire obligations associated with the Company’s assets. The Company’s net cash at June 30, 2008 was $196,756.

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

During December 2007, Sonata loaned the Company $75,000 which the Company used to satisfy certain delinquent vendor payables (see Note 5 of the Notes to Unaudited Consolidated Financial Statements included in this interim report). This note was repaid in May 2008 with a portion of the proceeds from the sale of the Pennsylvania properties (see below).

In March 2008, the Company entered into an agreement to sell its interests in certain operated gas wells and related gas gathering system in West Virginia with cash consideration to the Company of $150,000 of which $100,000 was received in April 2008. In May 2008, the Company sold its interests in certain oil and gas properties (primarily undeveloped acreage) in Pennsylvania for $250,000 (see Note 7 of the Notes to Unaudited Consolidated Financial Statements included in this interim report).

Commercialization of Existing Assets

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

The efforts of the Company and Tecumseh Professional Associates LLC to evaluate the Sierra Kaolin deposit are progressing. The venture’s efforts to commercialize the Sierra Kaolin deposit have focused on an initial target area encompassing approximately 32 acres out of the project’s 2,740 acres. The test minerals extracted from the target area have been processed into product formulations determined by independent consultants to be suitable for coatings, fillers and pigments for use within the paint and paper manufacturing industries. The analysis results of the processed minerals with respect to its physical properties such as but not limited to, brightness, color, opacity, oil absorption have indicated that commercially viable products can be produced from the deposit’s extracted minerals.

The venture, with the assistance of its consultants, has begun technical presentations of the product formulations to entities active on both the demand and supply sides of the coatings, fillers and pigments sectors of the paint and paper industries. Preliminary feedback from these initial presentations has been encouraging and has lead to follow-up discussions and submission of product samples for prospective application testing. The final results of these inquiries and testing are expected over the next several months. Tecumseh, as the project’s manager, is proceeding with its efforts to prepare the mineral deposit site for production. These efforts include the submittal of the required regulatory filings and follow-up meetings with the representatives of the various regulatory agencies responsible for the issuance of the extraction permit for the project. Work continues on product identification and process flow sheet design and is expected to be completed in the next few months.

The Company continues to focus on establishing business and or financial relationships that will provide the necessary capital to effectively exploit its calcium carbonate and zeolite mineral resource holdings. With respect to the Company’s zeolite deposit, certain initial small scale tests have progressed to the point where larger scalable pilot tests of commercial applications are to be initiated.

Off-balance Sheet Arrangements

The Company has no “off-balance sheet arrangements” and does not expect to enter into any such arrangements in the foreseeable future.

Item 3. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-QSB, our Chief Executive Officer/Chief Financial Officer evaluated, with the participation of management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer/Chief Financial Officer has concluded that our disclosure controls and procedures were effective as of June 30, 2008 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

On June 30, 2008, the Company had four employees. All day-to-day financial matters are overseen by the interim Chief Executive Officer/President/Chief Financial Officer and the Controller, with oversight by the Board of Directors. All contracting by the Company, for other than everyday items, is done with the approval the entire Board of Directors.

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

Corporate Governance

In April 2008, the Board of Directors of the Company adopted the following:

▪	Corporate Governance Policy (see Exhibit 3.4 to this quarterly report);
▪	Nominating and Governance Committee Charter (see Exhibit 3.5 to this quarterly report); and,
▪	Compensation Committee Charter (see Exhibit 3.6 to this quarterly report).

Each of these items is posted on the corporate governance page of the Company’s web site at www.dalecoresources.com.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities (the “Hierarchy”). The Hierarchy within SFAS 162 is consistent with that previously defined in the AICPA Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“SAS 69”). SFAS 162 is effective 60 days following the United States Securities and Exchange Commission’s (the “SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of SFAS 162 will not have a material effect on the Consolidated Financial Statements because the Company has utilized the guidance within SAS 69.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

The Company's Common Stock is traded on the Over the Counter Market, Bulletin Board ("OTC:BB") symbol “DLOV.”

Item 6. Exhibits.

Exhibit Number	Description	Location
3.4	Corporate Governance Policy Adopted April 10, 2008	Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2008
3.5	Nominating and Governance Committee Charter Adopted April 10, 2008	Incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2008
3.6	Compensation Committee Charter Adopted April 10, 2008	Incorporated by reference to Exhibit 3.6 to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2008
31.1	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	Certification of CEO under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	Certification of CFO under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

The Registrant incorporates by reference its Exhibit List as attached to its Form 10-KSB for the fiscal year ended September 30, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DALECO RESOURCES CORPORATION

Dated: August 12, 2008	/s/ Gary J. Novinskie
Gary J. Novinskie
Interim Chief Executive Officer, President, Chief
Financial Officer and Director (Principal Executive Officer and Principal Financial Officer)

Dated: August 12, 2008	/s/ Richard W. Blackstone
Richard W. Blackstone
Secretary and Controller (Principal Accounting Officer)