Form 10KSB
period 2008-09-30
DALECO RESOURCES CORP
filed 2009-01-13
CIK 746967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-KSB
(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

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

Common Shares, Par Value $.01
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
State issuer's revenues for its most recent fiscal year: $1,192,334
Aggregate market value of the Common Stock held by non-affiliates on November 30, 2008, was approximately $2,433,000 computed by reference to the average bid and asked price of these shares on that day.
Number of shares outstanding of the Issuer’s Common Stock as of November 30, 2008: 43,081,346
Number of shares outstanding of the Issuer’s 8% Series B Preferred Stock as of November 30, 2008:145,000
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed for its 2009 Annual Meeting of Shareholders (“2009 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

PART I

Item 1.  Description of Business.

General

Daleco Resources Corporation (the “Company”) is a natural resources holding company whose subsidiaries are engaged in: (i) the exploration, development and production of oil and gas; (ii) the exploration for naturally occurring minerals; (iii) the marketing and sales of such minerals; and, (iv)  the marketing and sales of patented products utilizing the Company’s minerals.  The Company’s wholly owned subsidiaries include Westlands Resources Corporation, Deven Resources, Inc., DRI Operating Company, Inc., Deerlick Royalty Partners L.P., Tri-Coastal Energy, Inc., Clean Age Minerals, Inc., CA Properties, Inc., Sustainable Forest Industries, Inc. and The Natural Resources Exchange, Inc.

The Natural Resources Exchange, Inc. and Sustainable Forest Industries, Inc. are dormant companies that have conducted no business in the past three fiscal years.

Tri-Coastal Energy, L.P., a Delaware limited Partnership, of which Tri-Coastal Energy, Inc. was the sole general partner and Westlands Resources Corporation was the sole limited partner, was dissolved in 2007. This limited partnership had been formed for project financing purposes and served no other purpose.

The Company's assets consist of two separate categories: oil and gas and non-metallic minerals. The Company owns a United States Patent related to its minerals.

The Company is a Nevada corporation and its Articles provide for authorized capital stock of 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

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

Deven Resources, Inc. (“DRI”) is the managing general partner of Deerlick Royalty Partners L.P., a Delaware limited partnership which owns overriding royalty interests in the Deerlick Coalbed Methane Field, Tuscaloosa, Alabama.  DRI is also the sole shareholder of DRI Operating Company which operates wells and has oil and gas interests in the State of West Virginia and in the Commonwealth of Pennsylvania.

As of September 30, 2008, the Company had interests in 33 wells in the States of Texas and West Virginia and the Commonwealth of Pennsylvania. The Company also owned overriding royalty interests in five wells directly and in the Deerlick Coalbed Methane Field, Tuscaloosa, Alabama, through Deerlick Royalty Partners L.P. Throughout the twelve month period beginning October 1, 2007 and ending September 30, 2008, the Company has experienced an average increase of 67% in the unit of production weighted average sales price it received for its oil and gas products as compared to the twelve month period beginning October 1, 2006 and ending September 30, 2007. However, subsequent to September 30, 2008, the Company has experienced a significant decrease in such average sales price.

Clean Age Minerals, Inc., through its subsidiary, CA Properties, Inc. (collectively “CAMI”), owns fee interests, leasehold interests and federal mining claims containing non-metallic minerals in the States of Texas, New Mexico and Utah. CAMI is presently engaged in the exploration for such minerals.  CAMI intends to mine the minerals through the use of contract miners and arrangements with its joint venture partners. CAMI also owns the CA Series Patented Process which utilizes many of the minerals owned by or under lease to CAMI for the cleansing, decontamination and remediation of air, water and soils.

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

"Net", as it applies to acreage or wells, refers to the sum of the fractional working interests owned by the Company in gross acres or gross wells.

"MMBTU", "Bbls", "Mcf" and "MMcf" mean million British thermal units, barrels, a thousand cubic feet, and a million cubic feet, respectively.

"Net Revenue Interest" means the share of gross income from such lease or well received by the owner.

"Proved Developed Reserves" are proved reserves which are expected to be recovered through existing wells with existing equipment and operating methods.

"Proved Reserves" are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recovered in future years from known oil and gas reservoirs under existing economic and operating conditions.

"Proved Undeveloped Reserves" are proved reserves which are expected to be recovered from new wells on undrilled acreage or from existing wells where relatively major expenditures are required for drilling and completion.

“Working Interest" means the share of costs borne by an owner in the lease or well.

Crude oil and condensate volumes are expressed in barrels that are equivalent to 42 United States gallons. Gas volumes are expressed in Mcf or MMcf as determined at 60 degrees Fahrenheit and the legal pressure base that prevails in the state in which the reserves are located.

Property Acquisition and Disposition

During fiscal 2008, the Company (i) did not acquire any new oil and gas properties or drilling prospects, and (ii) disposed of working interests in certain producing wells in the State of West Virginia and the Commonwealth of Pennsylvania. Within the oil and gas sector, the Company faces competition from entities possessing substantially larger financial resources and staffs.  The demand for domestically produced oil and gas remains high and should remain at these levels in the foreseeable future especially in light of worldwide demand, the turmoil in the Middle East, decreased production form Central America and political instability in South America.  Domestic and increasing world demands, especially in the Pacific Basin, for crude oil and natural gas will continue to increase. The domestic oil industry is subject to the fluctuations inherent in the global energy industry.  Pricing for domestic natural gas is not as volatile as is the pricing for crude oil.  Natural gas and crude oil prices have fluctuated on the spot market and each is a commodity traded on the mercantile exchange. However, most of the Company’s products (natural gas and crude) are sold under contracts that provide the Company with competitive pricing within its operating areas.

During fiscal 2009, the Company intends to continue to focus on: (i) identifying niche acquisition and developmental opportunities within the oil and gas sector that can be economically exploited; (ii) divesting marginal properties; and, (iii) identifying third parties who will either individually or in conjunction with the Company develop the Company’s undeveloped leasehold interests or form other joint ventures.

Marketing and Production Oil and Gas, Delivery Commitment

The Company does not refine or engage in retail sales of any petroleum products. All of its production is sold, at the wellhead, to a variety of customers, which include pipelines, oil and gas gathering firms and other purchasers, pursuant to written agreements. Generally, sales of oil and gas are made at prevailing market prices or tied to a benchmark price under long-term contracts.  Typically, oil purchase agreements are of short duration, and provide for market sensitive pricing, while gas contacts are of a longer duration and less sensitive to rapid market fluctuations. The Company is a party to two long-term gas sales contracts, which may be terminated on short notice if a price adjustment is unacceptable to the Company. The Company is not obligated to provide a fixed and determinable quantity of oil and/or gas under existing contracts or agreements.

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

Production of oil and gas is generally not considered to be of a seasonal nature, although severe weather conditions can temporarily curtail or preclude producing activities. Demand for natural gas is fairly constant over the entire year as a result of the increased demand for natural gas to fuel electric power generation and other commercial uses.  Since November 2007, gas production from certain wells operated by the Company in West Virginia has been curtailed occasionally by the transporting pipeline. The Company has never experienced any other difficulties in selling any of its oil or gas.

Customers

The following table identifies the Company’s customers who purchased in excess of five percent (5%) of the Company’s oil or gas during the fiscal year ended September 30, 2008:

Name and Location of Purchaser		Percentage
Gulfmark Energy, Inc.	Houston, Texas	43%
ETC Texas Pipeline, Ltd.(1)	San Antonio, Texas	41%
Volunteer Energy Services, Inc.	Pickerington, Ohio	10%

(1)
The Company’s production of gas from its operated wells in the Giddings Field, Texas, is sold to ETC Texas Pipeline, Ltd. pursuant to a long-term contract expiring January 31, 2010, which covers a number of the Company’s Texas leases. Subject to various conditions, ETC has agreed to buy all of the Company’s gas produced from the Giddings Field. The Company receives eighty percent (80%) of the weighted average monthly sales price for liquid products extracted from gas delivered and eighty percent (80%) of the resale prices for dry gas. Prices received by the Company are subject to deductions for taxes, compression and similar charges.

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

Production

The following table summarizes the Company’s net oil and gas production for the periods indicated, shown in barrels (“Bbls”) and, thousand cubic feet (“Mcf”):

	Fiscal Year Ended September 30
	2008 (1)	2007 (2)
Texas:
Oil (Bbls)	3,724	4,663
Gas (Mcf)	33,778	44,361
Average Bbls/day	10	13
Average Mcf/day	93	122
Pennsylvania:
Gas (Mcf)	2,682	11,496
Average Mcf/day	7	31
West Virginia:
Gas (Mcf)	12,326	20,396
Average Mcf/day	34	56
Oklahoma:
Oil (Bbls)	-	421
Gas (Mcf)	-	2,734
Average Bbls/day	-	1
Average Mcf/day	-	7
TOTALS:
Oil (Bbls)	3,724	5,084
Gas (Mcf)	48,786	78,987
Average Bbls/day	10	14
Average Mcf/day	134	216

(1)	During 2008, the Company disposed of working interests in certain producing wells in the State of West Virginia and the Commonwealth of Pennsylvania.

(2)	During 2007, the Company disposed of non-operating working interests in certain producing wells in the States of Oklahoma and Texas.

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

	Fiscal Year Ended September 30
	2008 (1)	2007 (2)
Texas
Average Sale Price Per Bbl	$104.87	$62.07
Average Sale Price Per Mcf	$11.09	$7.94
Pennsylvania
Average Sale Price Per Mcf	$9.31	$4.03
West Virginia
Average Sale Price Per Mcf	$9.19	$4.98
Oklahoma (1)
Average Sale Price Per Bbl	—	$62.68
Average Sale Price Per Mcf	—	$5.18
Combined Properties
Average Sale Price Per Bbl	$104.87	$62.12
Average Sale Price Per Mcf	$10.51	$6.51
Average Sale Price Per MCFE	$12.70	$7.58
Average Production Costs per MCFE	$4.16	$4.27

(1)	During 2008, the Company disposed of working interests in certain producing wells in the State of West Virginia and the Commonwealth of Pennsylvania.

(2)	During 2007, the Company disposed of working interests in producing wells in the States of Oklahoma and Texas.

Wells and Acreage

The following tables set forth certain information as of September 30 (1):

	Gross Wells		Net Wells
Well Count	2008	2007	2008	2007
Texas	26	26	9.40	9.83
Pennsylvania	-	2	-	2.00
West Virginia	2	7	0.46	2.41
Total	28	35	9.86	14.24

	Gross Acres		Net Acres
Developed Acreage	2008	2007	2008	2007
Texas	3,550	3,550	1,259	1,259
Pennsylvania	-	1,280	-	1,280
West Virginia	662	2,480	156	693
Total	4,212	7,310	1,415	3,232

	Gross Acres		Net Acres
Undeveloped Acreage	2008	2007	2008	2007
Texas	1,519	1,519	554	554
Pennsylvania	-	6,087	-	6,087
West Virginia	1,115	2,997	276	920
Total	2,634	10,603	830	7,561

(1)  During 2008, the Company disposed of working interests in certain producing wells in the State of West Virginia and the Commonwealth of Pennsylvania.

Drilling Activity

The Company did not participate in the drilling of any exploratory or development wells in fiscal 2008 or 2007.  Such information should not be considered indicative of future performance of prospects of the Company. There is no necessary correlation between the number of producing wells, whether developmental or exploratory, completed during any period and the aggregate reserves or future net income generated.

Proved Reserves

The Company causes to be prepared an annual estimate of its oil and gas reserves. The Company has not filed reserves estimates with any United States authority or agency, other than estimates previously filed with the Securities and Exchange Commission.

The following tables set forth the net proved developed and undeveloped reserves of the Company as of September 30, 2008 and 2007.  All of the reserves are located on-shore within the United States.

Reserve estimates for the Company’s properties as of September 30, 2008 and 2007 were taken from reserve reports dated January 3, 2009 and January 11, 2008, respectively, prepared by Hall Energy, Inc. of Magnetic Springs, Ohio, with the figures utilizing constant product prices in accordance with reporting requirements. Hall Energy, Inc. is an independent petroleum engineering concern with an emphasis in the Appalachian and Ohio Basins.

	September 30
	2008 (1)	2007 (2)
Net Proved Developed Reserves:
Oil (Bbls)
Texas	27,550	19,997
Gas (Mcf)
Texas	173,067	168,367
Pennsylvania	3,072	21,976
West Virginia	141,739	289,631
Total	317,878	479,974
Net Proved Undeveloped Reserves:
Oil (Bbls)
Texas	65,034	64,904
Gas (Mcf)
Texas	188,591	188,603

(1)	During 2008, the Company disposed of working interests in certain producing wells in the state of West Virginia and the Commonwealth of Pennsylvania.

(2)	During 2007, the Company disposed of non-operating working interests in certain producing wells in the states of Oklahoma and Texas.

Estimated Future Net Revenues and Present Worth

Estimated future net revenues of the Company’s net oil and gas reserves at the date indicated and the present worth thereof employing a ten percent (10%) discount factor is set forth in the following tabulation:

	September 30
	2008	2007
Future Net Revenues :
Proved Oil and Gas Reserves	$7,958,528	$5,763,928
Proved Developed Oil and Gas Reserves	$2,977,544	$2,239,873
Present Worth:
Proved Oil and Gas Reserves	$5,444,845	$3,831,334
Proved Developed Oil and Gas Reserves	$2,088,371	$1,497,235

The present value of estimated future net revenues set forth above is computed using the estimated future net revenues and a discount factor of ten percent (10%) over the projected life of each property.

Petroleum engineering is not an exact science. Information relating to the Company’s oil and gas reserves is based upon engineering estimates. Estimates of economically recoverable oil and gas reserves and of the future net revenues there from are based upon a number of variable factors and assumptions, such as historical production from the subject properties compared with production from other producing properties, the assumed effects of regulation by governmental agencies and assumptions concerning future oil and gas prices and future operating costs, severance and excise taxes, development costs, work-over and remedial costs, all of which may in fact vary from actual results. All such estimates are to some degree speculative, and classifications of reserves are only attempts to define the degree of speculation involved. For these reasons, estimates of the economically recoverable reserves of oil and gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net revenues expected therefrom, prepared by different engineers or by the same engineers at different times, may vary. The Company emphasizes that the actual production, revenues, severance and excise taxes, development expenditures and operating expenditures with respect to its reserves will likely vary from such estimates, and such variances may be material.  Persons should not assume that the estimates of the Company's future reserves are a guaranteed figure.

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

Reserves Reported To Other Agencies

There were no estimates or reserve reports of the Company’s proved domestic net oil or gas reserves filed with any governmental authority or agency other than the Securities and Exchange Commission during the fiscal years ended September 30, 2008 and 2007.

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

“Mineralized Material” is that part of a mineral deposit for which tonnage, densities, shape, physical characteristics, grade and mineral content can be estimated with a reasonable or high level of confidence.  It is based on detailed and reliable exploration, sampling and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings, and drill holes.  The locations are spaced closely enough (i) to confirm geological continuity and/or grade continuity or (ii) for continuity to be assumed.

“Mining Claims” are regulatory and/or legal descriptions of mineral property rights as defined by State and Federal Mineral Codes.

"Net", as it applies to acreage mining claims, refers to the sum of the fractional ownership interests owned by the Company in gross acres mining claims.

“Production Stage” means a party engaged in the exploitation of a mineral deposit (reserve).

"Probable (Indicated) Reserves" are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) minerals, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) recoverable minerals, is high enough to assume continuity between points of observation.

"Proven (Measured) Reserves" are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

“Reserve" is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

"Ton" means a unit of weight equal to 2,000 pounds (lbs.) or 906 kilograms.

General

The mining and marketing of non-metallic industrial minerals is highly competitive; however, the Company believes that the locations and quality of its mineral deposits will benefit its future development and sales efforts. By definition, the Company is an “Exploration Stage” entity in respect to its mineral holdings.  In 2005, the Company contracted Denali Enterprises to review available technical data associated with the quantification of the mineral deposits in connection with the Company’s exploration efforts. Such review reaffirmed the existence of sufficient mineral deposits to continue with such efforts.  The Company’s ability to develop these mineral deposits is dependent on its success in bringing in strategic partners with experience in or a demand for specific minerals and raising capital through third parties.  In fiscal year 2005, the Company entered into two agreements with Tecumseh Professional Associates (“TPA”) for the exploration, exploitation, development and marketing of its Sierra Kaolin and calcium carbonate. By letter dated May 4, 2006, TPA advised the Company of its intent not to continue as the operator of the Company’s Calcium Carbonate lease as of August 4, 2006. As such, the Development and Operating Agreement (Calcium Carbonate) terminated in its entirety. In June 2007, the Company and TPA entered into a Restated Development and Operating Agreement in respect to the Sierra Kaolin. Under the Restated Development and Operating Agreement the Company and TPA continued the evaluation of the Sierra Kaolin (See “Kaolin” below).  Independently, the Company has continued the evaluation of its remaining minerals, zeolite and calcium carbonate.  The Company continues to market its zeolite based products such as its ReNuGen™, a product utilized in wastewater treatment applications. At September 30, 2008, the Company was and continues to be involved in discussions with one or more potential joint venture partners for the development and testing of additional zeolite based products and to provide capital for market introduction.

Mineral Extraction

The Company has not established large-scale production of any of its mineral deposits. The Company's mineral extraction is conducted by third party contractors engaged by CAMI or its joint venture partners.  The Company does not conduct any direct extraction activities of its own.  As such, the Company is subject to “pass through” costs for the extraction, crushing or preparation of its minerals.  Likewise, the third party operator is solely responsible for the type of equipment utilized on each mineral site, subject to the third party contractor’s compliance with all Federal, state and local laws, regulations and ordinances for the conduct of operations, environmental protection and safety of operations.

Mineralized Materials

Set forth below are the gross acres and estimated quantities of Mineralized Materials associated with the Company’s kaolin claims in Sierra County, New Mexico, zeolite leases and fee acreage in Presidio County, Texas, zeolite claims in Beaver County, Utah, and calcium carbonate lease in Cibola County, New Mexico. These Mineralized Materials were evaluated and estimated by a Competent Person.

State	Mineral	Gross Acres	Mineralized Materials (millions of tons)
Texas	Zeolite	5,200	54.8
Utah	Zeolite	220	-
New Mexico	Calcium Carbonate	5,020	477.0
New Mexico	Kaolin	2,720	25.1

Zeolite.

Texas - Through September 30, 2008, the Company mined approximately 1,300 tons of material for the preparation of samples and test products. Approximately 70 tons have been sold or distributed as the Company’s trademarked ReNuGen,™ zeolite based, wastewater treatment product.  The Company has also provided material for various environmental testing and waste purification projects and currently has approximately 1,000 tons available for product processing. During fiscal 2006, the Company initiated a confirmation geologic field mapping project and commenced a resource definition program, as well as a core hole drilling and sampling program to delineate Mineralized Materials in sufficient quantities to support large scale mining operations.   These efforts targeted 438 acres of the 5,200 acres held by the Company which are most likely to be subjected to initial development. During fiscal 2007, KT Minerals, Inc. completed the evaluation of the target area.  KT Minerals, Inc. has identified 54.8 million tons of Mineralized Materials. At September 30, 2008, the Company is also exploring alternatives for the development and marketing of additional zeolite based products for introduction into the industrial and environmental markets.

Utah – As of September 30, 2008, the Company is not conducting any exploration activities on Three Creek zeolite deposit.

Limestone (Calcium Carbonate “Travertine”).

During the fiscal year ended September 30, 2008, the Company did not sell any of the calcium carbonate from the Company’s Limestone Lease block in Cibola County, New Mexico. During the fiscal year ended September 30, 2007, 1,810 tons of calcium carbonate were sold for use as ground cover aggregate. During fiscal year 2007, a third party contractor coordinated the deliveries of the aggregate material to local contractors from the Mesa Del Oro mine site. To facilitate the identification of additional markets, the Company contracted Hains Technology Associates (Hains) to perform a study in 2006 of the opportunities for utilizing the calcium carbonate in the manufacturing of cement. The Hains study reviewed data available covering a majority of the 5,180 acres controlled by the Company and investigated potential market opportunities. Based on this work and after adjusting for the potential impact of ACEC (Areas of Critical Environmental Concern) designations in some sections of the held acreage, an estimated 477 million tons of high quality calcium carbonate was identified. The material was also determined to be suitable for the manufacture of cement. The study indicated that the regional cement market could absorb additional capacity over the near and intermediate term time frame.  The Company is continuing to investigate alternatives to address this and other high volume markets.

Kaolin.

The Company has 17 Federal Placer mining claim covering approximately 2,720 acres and 8 Lode claims covering approximately 160 acres covering a portion of its existing holdings. The Company has maintained all of its claims during fiscal year 2008 .Through September 30, 2008, the Company did not produce commercial quantities of its Sierra Kaolin. Sierra Kaolin was mined in previous years for testing by prospective customers.  Under its Revised and Restated Agreement with TPA, the pre-development evaluation program of the Company’s Sierra Kaolin claims continued during fiscal year 2008. This program focused on evaluating in detail approximately 173 acres (+/-7%) of the Company’s 2,720 acre mineral claim block which is most likely to be subjected to initial development.  During fiscal 2008, KT Minerals, Inc. identified 25.1 million tons of Mineralized Materials based on a total of 53 verifiable drill holes representing 6,310 feet of subsurface material.

In 1965, 20 core holes were drilled which produced 3087 feet of core samples. In 1976, 17 core holes were drilled which produced 1784 feet of core samples. During fiscal 2005, 16 core holes were drilled on a 32 acre area from which 1,442 feet of subsurface material was recovered. During fiscal year 2006, this subsurface material was broken down into over 600 samples which were subjected to detailed testing at three different laboratories. The testing phase of the project included roughly 20,000 tests which now comprise an extensive Sierra Kaolin data base. This data base was then utilized by the consulting firm of Pincock, Allen & Holt to develop detailed geologic models of the Sierra Kaolin deposit test area. Based on this work, it was determined that this 32 acre core tested area contained approximately 1.4 million tons of Mineralized Materials.

KT Minerals, Inc. (“KT”) conducted a re-evaluation of the potential Kaolin mineralized material associated with the project. The KT re-evaluation considered the geologic and compositional data available from prior studies and incorporated the results of the mineral processing study completed by Ginn Mineral Technology, Inc. (“GMT”). Based on the GMT study a greater percentage of the project’s in situ minerals could be processed into marketable material as compared to prior indications. In addition, KT evaluated and expanded the study area outside of the 32 acres encompassed by the TPA coring program to include acreage penetrated by an additional 53 historical core holes from which verifiable data could be obtained. As a result, KT evaluated approximately 264 acres of the project and identified approximately 55.3 million tons of mineralized material.

These mineralized quantities were further classified by KT using the international definition of reserves classification grouping described in Section 9.3 Inventory category (R26,R28)(E29) of the Minfile Coding Manual as follows:

Reserve Type	Acres	Cubic Feet	Tons

Proven	107.5	571,127,610	25,126,600
Probable	69.0	291,852,000	12,839,900
Possible/Inferred	88.0	393,294,000	17,304,000

Section 9.3.1 of the Minfile Coding Manual:  The reserve category is used only for a mineral and/or substance inventory in an operating mine or mine near production. Sufficient information is available to form the basis of a preliminary mine production plan. Factors that affect ore reserve estimates are geological, economic, mining, metallurgical, marketing, environmental, social and governmental conditions. Ore reserves are reported as Proven, Probable and Possible/Inferred.

It should be noted that the above international mining industry quantity classifications are not recognized by the United States Security Exchange Commission (“SEC”) for reporting purposes. To categorize the mineralized material quantities indicated as reserves under the SEC guidelines, incremental economic and market supporting information is required.

As such the KT mineral quantity classifications are provided only as supplemental information and should not be utilized in association with investment decisions.

During fiscal 2008, TPA proceeded with the next phase of the project which included: (i) further work to quantify Mineralized Materials; (ii) product identification and development; (iii) detail process flow sheets; and, (iv) equipment specifications, as well as marketing and capital requirements. These activities will continue in fiscal 2009.

Marketing of Minerals and Marketing Agreements

In December 2004, the Company entered into a Memorandum of Understanding for development of Sierra Kaolin Deposit (“MOU”) with TPA for the management, development, exploration and marketing of the Company’s Sierra Kaolin claims, located in Sierra County, New Mexico (see Exhibit 10.9).  Pursuant to the MOU, the Company and TPA entered into the Development and Operating Agreement (Calcium Carbonate) on or about February 14, 2005 (see Exhibit 10.10). By letter dated May 4, 2006, TPA advised the Company of its intent not to continue as the operator of the Company’s calcium carbonate lease as of August 4, 2006. As such, the Development and Operating Agreement (Calcium Carbonate) has terminated.

Under the Company’s March 11, 2005 and June 7, 2007 agreements with TPA (see Exhibits 10.12 and 10.17, respectively),  TPA has assumed the duties to mine, test, exploit, and market the Company’s Sierra Kaolin deposit.

Management of the Company directs the activities pertaining to the Company’s zeolite and calcium carbonate minerals and participates in the decisions regarding the agreement with TPA in respect to the marketing of its Sierra Kaolin.

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

Mineral Interests

The Company’s activities are subject to Federal and state laws and regulations relating to environmental quality and pollution control as well as safety rules as prescribed by Occupational Safety and Health Association.  At present, the Company does not intend to engage in mining activities on its own. The Company intends to retain, and has to date retained, the services of outside contractors to carry out such activities (see the agreements with TPA as set forth as Exhibits 10.9, 10.10, 10.12 and 10.17). The Company intends to enter into a new agreement with a yet unidentified party to develop the Mesa de Oro calcium carbonate lease. The Company believes that such practices will result in substantial savings in the future.  The Company’s contract miners for its calcium carbonate deposits in New Mexico and Zeolite deposits in Texas have obtained mining permits covering a portion of the property.  Most of the Company’s mineral interests in New Mexico (limestone and kaolin) and Utah (zeolite) are on either Federal land or lands administered by the Bureau of Indian Affairs (“BIA”).  As such, the Company must also comply with the rules and regulations imposed for the development of Federal mining leases or BIA leases.  The Marfa Properties (zeolite) in Texas are on fee and leased acreage and are subject to Federal and state laws and regulations governing open pit extraction.

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

Mineral Interests

All of the Company’s mineral deposits are serviced by all weather paved or unpaved roads. The Marfa zeolite property in Texas is adjacent to a railroad line that can be utilized to transport minerals to market. The Mesa de Oro calcium carbonate deposit is in close proximity to a railroad siding junction but would require over-land transportation. The Utah zeolite and New Mexico Sierra Kaolin deposits also have access to rail lines but will require over-land transport prior to rail transport.

Partnerships

Deven Resources, Inc. sponsored Deerlick Royalty Partners L.P. (“Partnership”) which was formed in April 1993. As the managing general partner, Deven Resources, Inc. is subject to full liability for the obligations of the Partnership although it is entitled to indemnification to the extent of the assets of the Partnership. Since “partnership programs” constitute a “security” under the Securities Act of 1933, Deven Resources, Inc. is also subject to potential liability for failure to comply with applicable Federal and state securities laws and regulations.

 The Partnership owns overriding royalty interests covering 2,043 gross acres in the Deerlick Creek coalbed methane field, Tuscaloosa County, Alabama. The Partnership is structured on a carried participation basis.

Tri-Coastal Energy, L.P., a Delaware limited partnership, of which Tri-Coastal Energy, Inc. was the sole general partner and Westlands Resources Corporation was the sole limited partner, was dissolved in 2007. This limited partnership had been formed for project financing purposes and served no other purpose. The assets formerly owned by Tri-Coastal Energy, L.P, were transferred back to Westlands Resources Corporation, the sole limited partner, upon Tri-Coastal Energy, L.P.’s dissolution.

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

Trademarks

The Company has applied for Trademarks governing the CA Series of Products CA-1 through CA-6.  The Company has applied for the trademark for the Company’s “ReNuGen™”, a product used to enhance the efficacy of conventional waste water treatment plants. The Company has filed for a trademark for its “Oro Grande Gold™” covering one of its calcium carbonate products.

Employees

At September 30, 2008, the Company had four employees. The Company employs the services of consulting scientists, geologists and engineers, as well as those of nonaffiliated operating companies that conduct the actual oil and gas field operations and mineral extraction/processing.  The Company operates its oil and gas wells in the States of Texas and West Virginia and the Commonwealth of Pennsylvania from its Pennsylvania office utilizing contract pumpers to perform actual field operations.  The Company’s non-operated wells are monitored out of the Company’s Pennsylvania office.  The Company’s mineral leases, fee interest and claims are operated by contract mining entities and are monitored by its Pennsylvania office and by TPA under its agreement covering the Company’s Sierra Kaolin.  The Company considers its relations with its consultants to be satisfactory.  On December 31, 2006, the Company closed its Los Angeles office.

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

West Virginia and Pennsylvania

The Company’s hydrocarbon production in the State of West Virginia and the Commonwealth of Pennsylvania are in the producing zones of the Oriskany and Medina formations of the Appalachian Basin’s Upper Devonian Section. The Company has working interests in two wells in West Virginia for which it acts as operator. The Company owns overriding royalty interests in two wells in Pennsylvania.

Alabama

Deerlick Royalty Partners, L.P., a Delaware limited partnership for which Deven Resources, Inc. acts as the managing general partner, owns an overriding royalty interest in the Deerlick Creek Field, Tuscaloosa County, Alabama, in the Black Warrior Basin.

Oklahoma

During fiscal 2007, the Company disposed of its undivided working interest in 35 non-operated wells located in Kay, Hughes and Noble Counties, Oklahoma.  The Company owns no properties in Oklahoma at September 30, 2008.

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

MINERAL INTERESTS

Minerals Holdings

Through its wholly-owned subsidiary, CAMI, the Company owns leases for, mining claims to and a fee simple interest in non-metallic industrial minerals located in the States of Texas, New Mexico and Utah. Title and rights in the properties are held by CA Properties, Inc. (“CAPI”), a wholly-owned subsidiary of CAMI.

Texas

Marfa Zeolite

CAPI is the lessee under a 5,200 acre lease containing high grade zeolite, located approximately 40 miles south of Marfa, Presidio County, Texas. The lease terms call for royalty payments of $3.00 per ton of zeolite removed from the property with a minimum royalty of $30,000 per year. CAPI has the option to terminate the annual royalty payments by paying a lump sum of $400,000. CAPI owns, in fee, approximately 100 acres of land encompassed by and contained within the bounds of the 5,200 acre zeolite leasehold. During fiscal 2008, the Company paid the minimum royalty of $30,000.

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

New Mexico

Mesa de Oro (Calcium Carbonate)

CAPI is the lessee under a lease covering 5,020 acres of recoverable calcium carbonate deposits in the form of high grade Travertine, located in the Oro Grande area, Cibola County, New Mexico, some 40 miles southwest of Albuquerque, New Mexico. Included in the above are 1,660 acres of U.S. Government leases while the remainder is privately owned.  Effective August 3, 2007, CAPI and the lessor entered into the Third Amendment To Limestone Mining Lease and Agreement which included a provision to extend the lease for five years and so long thereafter as paying quantities (as defined therein) are being produced. The lease calls for royalty payments of $0.50 per ton or 4% of gross sales for material removed, whichever is the greater. Royalties on public lands call for $0.50 per ton or 3% of gross sales, whichever is the greater. The lease requires an annual lease rental of $10,800 and the payment of the annual maintenance fees to the Bureau of Land Management.  The lease also requires a quarterly minimum payment based on a CPI adjusted formula. In fiscal 2008, the total payments associated with the annual lease rental, quarterly minimum payment and claim fees amounted to approximately $50,000.

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

Sierra Kaolin

CAPI owns 17 placer mining claims on 2,720 acres and 8 Lode claims covering 160 acres  all located in Sierra County, New Mexico, encompassing its Sierra Kaolin deposit.  The Federal mining claims call for a royalty payment of 7% of net proceeds derived from mining operations.  There is also an overriding royalty interest of 7% out of mining operations payable to the former owner of these leases. $2,125 was paid to the Bureau of Land Management (“BLM”) in 2008 to maintain CAPI’s Federal mineral claims.  TPA paid this in accordance with the provisions of the Sierra Kaolin Operating License.

Location

The Sierra Kaolin claims are located on a paved road near Winston, NM, some 40 miles west of Truth or Consequences, NM.  The claims are located on Federal Lands administered by the Bureau of Land Management.  For a map of the location of the Company’s Kaolin claims, see Exhibit 99.1.

Geologic Setting

The Sierra Kaolin project lies near the eastern margin of the Datil-Mogollon volcanic field, a region dominated by Tertiary caldera-related volcanic rocks.

The Sierra Kaolin is considered to be a primary hydrothermal deposit that was formed in situ.  The Sierra Kaolin is part of an advanced argillic alteration assemblage that includes kaolinite (AI4(Si4O10)(OH)8); and related mineral species possible including dickite and halloysite; alunite (KAI3(OH)8(SO4)2); and chalcedonic and/or opaline quartz (hydrous amorphous silica).

Utah

Beaver Zeolite

CAPI owns 11 placer mining claims (Three Creek) covering approximately 220 acres of zeolite located in Beaver County, Utah. The zeolite in this deposit is also considered high grade.  During fiscal year 2008, the Company paid $1,375 to the Bureau of Land Management to maintain its federal mining claims.

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

Mining

The Company has periodically extracted calcium carbonate and zeolite from its deposits through the use of contract miners.  The mining of all of the Company’s mineral deposits is exclusively conducted through surface mining.  The quantities of extracted volumes were commensurate with demands for the minerals and to comply with the Company's lease obligations. The Company, under its agreements with Tecumseh Professional Associates (“TPA”) (see Exhibits 10.10, 10.12 and 10.17) extracted sufficient quantities of Sierra Kaolin for qualitative and quantitative analysis of the mineral’s commercial properties. All of the extraction of the Company's current mineral holdings is expected to be done by surface mining.  At each of the locations, the areas disturbed by extractive operations have been limited to initial ten acre permit sites in New Mexico and under 100 acres in Texas in accordance with applicable state regulations.

The Company intends to extract either on its own or in conjunction with a strategic partner its New Mexico Mesa de Oro calcium carbonate to service existing markets on an as needed basis. The Company's Texas zeolite deposit will be mined on a periodic basis to meet existing obligations and to support development of new and emerging markets. Initial production of the Company’s Sierra Kaolin has been conducted by TPA for testing. Commercial development and marketing will be conducted in accordance with the Sierra Kaolin Restated Development and Operating Agreement (See Exhibit 10.17).

At the present time, as a result of its limited activities on its mineral properties, the Company believes that its share of the reclamation costs currently associated with its activities is less than $50,000.

Item 3.  Legal Proceedings.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2008.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

DESCRIPTION OF SECURITIES

Pursuant to the Company’s Articles of Incorporation, the Company is authorized to issue 100,000,000 shares of common stock, par value $0.01 per share, and 20,000,000 shares of preferred stock, par value of $0.01 per share.  Below is a description of the Company’s outstanding securities, including common stock, preferred stock, options, warrants and debt.

Common Stock

Each holder of the Company’s common stock is entitled to one vote for each share held of record.  Holders of common stock have no preemptive, subscription, conversion, or redemption rights.  Upon liquidation, dissolution or winding-up, the holders of common stock are entitled to receive the Company’s net assets pro rata.  Each holder of common stock is entitled to receive ratably any dividends declared by the board of directors out of funds legally available for the payment of dividends.  The Company has not paid any dividends on its common stock and does not contemplate doing so in the foreseeable future.  The Company anticipates that any earnings generated from operations will be used to finance its growth. As of the fiscal year ended September 30, 2008, the Company had 43,081,346 shares of common stock outstanding.

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock, par value $0.01 per share. As of September 30, 2008, there were: no shares of Series A preferred stock issued and outstanding; 145,000 shares of Series B preferred stock issued and outstanding.

Series B 8% Cumulative Convertible Preferred Stock. The Series “B” Cumulative Convertible Preferred Stock has a face value of $10.00 per share with no voting power.  This preferred stock can be converted to common stock at 85% of the average of the 5 days before the date of conversion with a minimum amount of $1.25 per share.

Market Information

The Company's Common Stock trades on the NASDAQ Over the Counter Market, Bulletin Board ("OTCBB"). The symbol for the Company's shares is DLOV. The following table shows the high and low closing bid prices as quoted on the OTCBB for the fiscal quarters indicated and the quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  The Company’s fiscal year ends September 30.

2008	High	Low
First Quarter	$0.25	$0.13
Second Quarter	$0.25	$0.08
Third Quarter	$0.24	$0.12
Fourth Quarter	$0.13	$0.06

2007	High	Low
First Quarter	$0.68	$0.48
Second Quarter	$0.60	$0.43
Third Quarter	$0.45	$0.27
Fourth Quarter	$0.31	$0.20

Holders

Common Equity

As of September 30, 2008, the current outstanding amount of shares of common stock was 43,081,346 with approximately 2,000 holders of record (inclusive of brokerage house "street accounts").

Preferred Equity

As of September 30, 2008, there were no Series A Preferred shares issued and outstanding and there were sixteen holders of the 145,000 shares of Series B Preferred Stock issued and outstanding.

Dividends

The Company has never paid a dividend on its common stock.  The Company has no plans to pay any dividends on its common stock in the near future.  The Company intends to retain all earnings, if any, for the foreseeable future for use in its business operations. Dividends have been paid on the Company's Series B Preferred Stock in shares of Common Stock at the time of conversion.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information as of September 30, 2008 regarding equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	800,000	$0.51	0
Equity compensation plans not approved by security holders	0	-	0
Total	800,000	$0.51	0

Recent Sales of Unregistered Securities

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

October 2006 Private Placement

 In October 2006, the Company concluded a private placement of 400,000 shares of Common Stock at a price of $0.51 per share. This private placement raised $204,000 for the Company. The Company is utilizing the proceeds of this private placement for its costs associated with the exploration and quantification of mineral resources and mineral reserves on a 500 acre portion of the Marfa zeolite deposit and to complete studies to be able to commence the production and delivery of ZeoCast. See the Company’s Form D as filed with the Securities and Exchange Commission on October 18, 2006.

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

Options and Warrants

Options(1) to Purchase Shares of Common Stock

	Fiscal 2008	Fiscal 2007	Fiscal 2006
Outstanding and Exercisable at beginning of period	3,750,000	4,400,000	2,350,000
Granted(2) (3) (4) (5) (6) (7) (8) (9)	-	1,000,000	2,050,000
Cancelled	-	-	-
Expired (2) (7) (10) (11) (12)	(875,000)	(1,650,000)	-
Exercised	-	-	-
Outstanding and Exercisable at end of period(13)	2,875,000	3,750,000	4,400,000

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

(3)
David L. Matz was granted an option to purchase 250,000 shares of stock at an exercise price of $0.47 per share in his employment contract dated January 23, 2006. In March 2008, Mr. Matz voluntarily resigned as an officer of the Company; accordingly, options for the purchase of 75,000 shares of stock (including the option discussed in footnote 6 below) expired before September 30, 2008.

(4)
During fiscal 2006, William Pipkin was granted an option to purchase 200,000 shares of stock at an exercise price of $0.43 per share under the Company’s Non-qualified Independent Director Stock Option Plan. In September 2008, Mr. Pipkin voluntarily resigned as a Director of the Company; accordingly, the option expires December 15, 2008.

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

(7)
On March 7, 2007, the Board of Directors granted an option to Stephan V. Benediktson for the purchase of 600,000 shares of stock at an exercise price of $0.48 per share. This option expired during fiscal 2008.

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

(11)
In August 2007, Stephan V. Benediktson and Nathan K. Trynin voluntarily resigned their respective positions with the Company; accordingly, options to purchase 200,000 shares of stock (the unvested portions of the options discussed in footnote 6 above) expired before September 30, 2007. The balance of their options to purchase of 200,000 shares of stock expired unexercised in November 2007.

(12)
During fiscal 2007, an option (held by a former director of the Company pursuant to the Company’s Non-qualified Independent Director Stock Option Plan) for the purchase of 150,000 shares of stock expired.

(13)
Of the options to purchase 2,875,000 shares outstanding as of September 30, 2008, 2,400,000 shares are held by current officers, directors and employees of the Company (“Insiders”).  The exercise prices for the options held by Insiders range from $0.28 per share to $0.85 per share.

Warrants to Purchase Shares of Common Stock

Warrants to purchase 1,385,641 shares of Common Stock are outstanding at September 30, 2008 and consist of the following:

Issuance	Expiration Date	No. of Shares	Exercise Price Per Share
Financing Sources (1)	December 31, 2010	822,305	$0.55
Conley Warrants (2)	February 26, 2008	-	-
Anthony Warrants (2)	February 26, 2009	200,000	$0.13
TPA Warrants (3)	November 29, 2007	-	-
June 2007 Private Placement Warrants (4)	June 21, 2009	363,336	$1.00

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

(2)
Conley & Anthony Warrants – On February 27, 2003, warrants to purchase 300,000 shares at a price of $0.13 per share were granted to each of Robert Conley and Bob Anthony in consideration of their consultation and individual expertise in regard to product development and application market identification with regard to the Company’s potential Sierra Kaolin and zeolite products respectively.  Mr. Conley’s warrant expired unexercised on February 26, 2008. On July 3, 2006, Mr. Anthony exercised a portion of his warrant (100,000 shares) and he retained warrants to purchase 200,000 shares. During fiscal 2008, the expiration date for Mr. Anthony’s warrant was extended to February 26, 2009.

(3)
TPA Warrants – In accordance with the provisions of the First Amended Memorandum of Understanding (Sierra Kaolin Development) dated March 11, 2005, Tecumseh Professional Associates, Inc (“TPA”) was granted the right to acquire 1,500,000 shares at a price of $0.50 per share for $80,000 (“TPA Warrants”). The TPA Warrants had a term of three years with an expiration date of November 29, 2007.  These warrants expired unexercised.

(4)
June 2007 Private Placement Warrants – Under the terms of the June 2007 Private Placement (see Sales of Securities above), investors were issued a warrant to purchase of one share for each two shares of Common Stock purchased in the Private Placement. The warrant is exercisable during the first two years after the close of the Private Placement.

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

Various factors could cause actual results to differ materially from those expressed in forward-looking statements, including, without limitation, the following:

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

Results of Operations:

Fiscal year ended September 30, 2008, compared to fiscal year ended September 30, 2007:

	2008	2007
Revenues	$1,192,334	$1,057,592

Net Loss	$(923,078)	$(4,941,144)

Oil and Gas Production and Cost Information:
Production:
Oil (Bbl)	3,724	5,084
Gas (Mcf)	48,786	78,987
Average price:
Oil (per barrel)	$104.87	$62.12
Gas (per Mcf)	$10.51	$6.51
Lease Operating Expenses and Production Tax per Mcfe	$4.16	$4.24

Bbl =    Barrels of oil
Mcf   = One Thousand cubic feet of gas
Mcfe = One Thousand cubic feet of gas equivalent

The decrease in oil and gas production is primarily a result of the decrease in well workovers during fiscal 2008 in respect to the properties operated by the Company in Texas. The decrease in gas production is primarily a result of (i) the aforementioned lack of workovers of certain wells in Texas; (ii) the occasional curtailment by the transporting pipeline of production from certain wells in West Virginia; and, (iii) the cessation of production from certain other wells in West Virginia while compression facilities were being installed by the Company. Well management revenue has increased as a result of the increases in the per well charges pursuant to the applicable operating agreements governing the respective wells.

The decrease in Lease Operating Expenses and Production Tax per Mcfe is primarily the result of the decrease in Lease Operating Expenses in fiscal 2008.  Such expenses were greater in fiscal 2007 primarily as a result of the workover expenses incurred to maintain and enhance production of the Company’s properties in Texas.

Minerals Operations

The Company is an Exploration Stage company in respect to its mineral holdings.

Minerals Exploration Expenses

Minerals exploration expenses totaled $7,200 and $89,455 for fiscal 2008 and fiscal 2007, respectively. These expenses are primarily for costs associated with the exploration of the mineral deposits and quantification of Mineralized Materials.

Minerals Operating Expenses and Other Costs

Minerals operating expenses and other costs decreased to $101,567 for fiscal 2008 as compared to $394,621 for fiscal 2007.  The decrease is primarily attributable to prepaid royalties expensed related to the calcium carbonate property of $289,835 in fiscal 2007.

Effective August 3, 2007, CA Properties, Inc. and the lessor entered into the Third Amendment To Limestone Mining Lease and Agreement which included provisions (1) to extend the lease for five years and so long thereafter as paying quantities (as defined therein) are being produced and (2) reduce the amount of previous payments to the lessor that were classified as prepaid royalties.  The lease also requires a quarterly minimum payment based on a CPI adjusted formula. During fiscal 2008 and fiscal 2007, the total payments associated with the annual lease rental, quarterly minimum payment and claim fees amounted to $49,511 and $23,675, respectively.  A portion of such payments applicable to fiscal 2007 were made by the then joint venture partner.

Depreciation, Depletion and Amortization:  Minerals

Depreciation, depletion and amortization expenses totaled $728,252 for fiscal 2008 as compared to $778,252 for fiscal 2007. Each of such amounts includes amortization of Patent Rights of $577,452.

Depreciation, Depletion and Amortization: Oil and Gas and Other

Depreciation, depletion and amortization (“DD&A”) totaled $182,368 and $235,169 for fiscal 2008 and 2007, respectively. The decrease in DD&A is primarily a result of the decrease in oil and gas production.

General and Administrative Expenses

These expenses decreased 79% to $702,256 for fiscal 2008 as compared to $3,323,127 for fiscal 2007. Stock-based compensation expense and bonus expense are included in general and administrative expenses. The Company recorded stock-based compensation expense for fiscal 2008 and fiscal 2007 of $188,476 and $480,079, respectively.  See Note 8 of the Notes to Consolidated Financial Statements. The Company recognized $1,373,831 of bonus expense in fiscal 2007. See Note 10 of the Notes to Consolidated Financial Statements. General and administrative expenses also decreased as a result of the Company’s decreased staff. Further, the Company recognized $150,000 as salary expense for fiscal 2007 in respect to the Separation Agreement as discussed in Note 7 of the Notes to Consolidated Financial Statements. Also, general and administrative expenses for fiscal 2008 are reduced by $42,000 which the Company received during December 2007 in respect to fees charged by a prior auditor engaged by the Company in fiscal 2004 while such auditor was not registered with the PCAOB.

Legal and Professional Fees and Expenses

These expenses decreased 24% to $256,657 for fiscal 2008 as compared to $337,957 for fiscal 2007.  The decrease is primarily attributed to the decrease in professional fees related to potential acquisitions and resource exploration.

Interest Expense

Interest expense increased 79% to $244,798 for fiscal 2008 as compared to $136,794 for fiscal 2006.  This increase is primarily attributable to interest costs on and default interest rates associated with certain debt as the Company has defaulted on certain required payments.  See Notes 6, 7, and 9 of the Notes to Consolidated Financial Statements.

Impairment of Securities Available for Future Sale

During fiscal 2007, the Company recognized $178,930 as Impairment of Securities Available for Future Sale. Such amount of loss was reclassified out of Accumulated Other Comprehensive Loss into loss in 2007 as a result of the Company’s assessment of the permanent impairment of the underlying investment.

Gain on Sale of Oil and Gas Properties

During fiscal 2008 and fiscal 2007, gain on sale of oil and gas properties totaled $400,000 and $49,868, respectively.

In March 2008, the Company entered into an agreement to sell its interests in certain operated gas wells and related gas gathering system in West Virginia with cash consideration to the Company of $150,000 of which $100,000 was received in April 2008.  The remaining $50,000 is pending awaiting the consent of a joint interest owner in the remaining asset. Revenues and expenses applicable to such assets included in the 2007 and 2008 periods are not material as the wells had not produced since March 2006. The assets sold had no net book value. Accordingly, the Company recognized gain on sale of oil and gas properties of $150,000 during fiscal 2008.

In May 2008, the Company sold its interests in certain oil and gas properties (primarily undeveloped acreage) in Pennsylvania for $250,000. Revenues and expenses applicable to such assets included in the 2007 and 2008 periods are not material as the two gas wells included in the sale were marginal producers. The assets sold had no net book value. Accordingly, the Company recognized gain on sale of oil and gas properties of $250,000 during fiscal 2008.

In fiscal 2007, the Company accepted two offers to purchase its interests in certain non-operated oil and gas properties in Texas and Oklahoma.  The sales transactions closed in September 2007 with aggregate proceeds to the Company of $67,845 and the gain on sale of these oil and gas properties totaled $49,868 during fiscal 2007. Revenues and expenses applicable to such assets included in the 2007 period are not material as the wells were marginal producers.

Liquidity and Capital Resources

The Company’s cash flow used for operating activities was $103,961 for fiscal 2008 and $466,380 for fiscal 2007, respectively. Accounts payable increased $12,111 and $1,168,116 during fiscal 2008 and fiscal 2007, respectively. During fiscal 2008 and 2007, the Company defaulted on certain required payments including the payment of a portion of the salaries required pursuant to certain employment agreements (see Notes 6, 7, 9, 10 and 11 of the Notes to Consolidated Financial Statements). Funds have been and are being deployed in efforts to enhance the commercial viability of the Company’s existing resource assets, to identify potential expansion opportunities and to retire obligations associated with the Company’s assets. The Company’s net cash at September 30, 2008 totaled $472,912.

Liquidity is a measure of a Company’s ability to access cash.  The Company has historically addressed its long-term liquidity requirements through the issuance of equity securities and borrowings or debt financing for certain activities.

At present, the Company does not have in place a credit facility or other line of credit upon which it may draw. As operating activities increase, the Company will evaluate the need for such a credit facility.   For desired acquisitions or project enhancements, the Company must seek project specific financing.  None of the Company’s properties are encumbered.

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

In an effort to address the liquidity shortfall, the Company has instituted cost containment procedures including staff decreases, sold certain of its oil and gas properties, and is evaluating the sale of certain additional oil and gas properties. It may take months and possibly longer to sell these properties at a suitable price. The market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand that are beyond our control. We cannot predict whether we will be able to sell a property for the price or on the terms acceptable to us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of any property.

In October 2006, the Company completed a private placement of equity consisting of 400,000 shares of common stock at $.51 per share. This private placement raised $204,000 for the Company. The Company utilized the proceeds of this private placement for its costs associated with the exploration and quantification of Mineralized Material on a 500 acre portion of the Marfa zeolite deposit and to complete studies to be able to commence the production and delivery of ZeoCast, a joint venture with Zinkan Enterprises, Inc., of Twinsburg, Ohio.

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
During December 2007, Sonata loaned the Company $75,000 which the Company used to satisfy certain delinquent vendor payables (see Note 8 of the Notes to Consolidated Financial Statements. This note was repaid in May 2008 with a portion of the proceeds from the sale of the Pennsylvania properties (see below).

In March 2008, the Company entered into an agreement to sell its interests in certain operated gas wells and related gas gathering system in West Virginia with cash consideration to the Company of $150,000 of which $100,000 was received in April 2008. In May 2008, the Company sold its interests in certain oil and gas properties (primarily undeveloped acreage) in Pennsylvania for $250,000 (see Note 3 of the Notes to Consolidated Financial Statements).

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

KT Minerals, Inc. (“KT”) conducted a re-evaluation of the potential Kaolin mineralized material associated with the project. The KT re-evaluation considered the geologic and compositional data available from prior studies and incorporated the results of the mineral processing study completed by Ginn Mineral Technology, Inc. (“GMT”). Based on the GMT study a greater percentage of the project’s in situ minerals could be processed into marketable material as compared to prior indications. In addition, KT evaluated and expanded the study area outside of the 32 acres encompassed by the TPA coring program to include acreage penetrated by an additional 53 historical core holes from which verifiable data could be obtained. As a result, KT evaluated approximately 264 acreages of the project and identified approximately 55.3 million tons of mineralized material.  The results of this quantity re-evaluation is being coupled with the ongoing mineral processing facility design work of Ginn Mineral Technology, Inc. to finalize project funding plans.

Tecumseh, as Project Manager, has prepared and filed a Plan of Operation for the Sierra Kaolin Proposed Open Pit Clay Mine project with the various regulatory agencies within the State of New Mexico. This filing represents the initial step to securing the required extraction permits for the project.   Additional steps will include a public notice and comment period as well as the filing of a final Environmental Assessment of the project impact on the local area.

The venture , with the help of its consultants, have made technical presentations of the product formulations to potential clients and /or partners active with the coatings , fillers and pigments sectors of the paint and paper industries. In addition, technical data and sample material has been provided in response to request for potential use of the material in additional industrial applications such as high temperature cements and reinforced fiberglass.  The results of these product application tests are not yet available but are expect in the first part of 2009.

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

The SOX requires that a “Disclosure Committee” be established.  This committee considers the materiality of information and determines disclosure obligations on a timely basis.  This committee is the Company’s “watchman” for public disclosures.  The Company has designated the Board of Directors as the Committee.  The Company has four employees and four independent directors.  All parties are intricately involved in the decision making processes at the Company and no disclosure or decision not to disclose information is made without the input of inside management, counsel and the Board of Directors.

Because the drafting and approval of all of the Company’s reports is a collective process, the provisions of the SOX to establish an independent Disclosure Committee, a Disclosure Control Monitor, to conduct internal drafting sessions, distribution of draft reports and dealing with internal trading policies are presently either not applicable or are already implemented, have been and are part of the Company’s operating procedures. The SOX also provides for certain controls on auditors and the accounting industry.  The Company only utilizes its auditors for auditing purposes.  As such, the Company believes that it is and will continue to be in full compliance with the final regulations promulgated by the Securities and Exchange Commission (“SEC”) under the SOX.

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

*             Consolidated Statements of Operations

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

We have audited the accompanying consolidated balance sheets of Daleco Resources Corporation and subsidiaries as of September 30, 2008 and September 30, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Daleco Resources Corporation and subsidiaries as of September 30, 2008 and 2007, and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Vasquez & Company, LLP
Vasquez & Company, LLP Registered Accountants

Los Angeles, California
January 9, 2009

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 AND 2007

	2008	2007
ASSETS
Current Assets:
Cash and Equivalents	$472,912	$224,267
Accounts Receivable, net of allowance for doubtful accounts of $12,348 in 2008	474,692	391,200
Other Current Assets	7,424	7,424
Total Current Assets	955,028	622,891
Other Assets:
Patent Rights	6,594,500	6,594,500
Accumulated Amortization of Patent Rights	(4,622,164)	(4,044,712)
Net Patent Rights	1,972,336	2,549,788
Equity Placement Costs	-	35,750
Accumulated Amortization of Equity Placement Costs	-	(24,599)
Net Equity Placement Costs	-	11,151
Securities Available for Future Sale	5,510	5,700
Restricted Cash Deposits	105,825	143,978
Prepaid Mineral Royalties- long-term	490,000	460,000
Interest Receivable	131,387	97,076
Total Other Assets	2,705,058	3,267,693
Property, Plant and Equipment:
Oil and Gas Properties, at cost	4,424,512	5,276,563
Accumulated Depreciation, Depletion and Amortization	(3,626,795)	(4,303,047)
Net Oil and Gas Properties	797,717	973,516
Mineral Properties, at cost	12,609,100	12,609,100
Accumulated Depreciation, Depletion and Amortization	(950,000)	(800,000)
Net Mineral Properties	11,659,100	11,809,100
Equipment, Furniture and Fixtures, at cost	79,902	191,151
Accumulated Depreciation	(60,271)	(164,151)
Net Equipment, Furniture and Fixtures	19,631	27,000
Total Net Property, Plant and Equipment	12,476,448	12,809,616
TOTAL ASSETS	$16,136,534	$16,700,200

SEE ACCOMPANYING AUDITORS’ REPORT AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 AND 2007

	2008	2007
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$2,175,950	$2,163,839
Federal and State Income Taxes Payable	264,795	232,721
Note Payable - Related Party	45,485	45,485
EV&T Note – Current Portion	567,213	567,213
Notes Payable – First Regional Bank	99,970	100,000
CAMI Notes	514,881	514,881
Premium Finance Note Payable	2,636	-
Accrued Interest Expense	603,499	464,546
Accrued Dividends Payable	1,626,004	1,602,915
Accrued Expense Reimbursements	20,293	49,327
Accrued Bonus Expense	1,373,831	1,373,831
Accrued Salary Expense	986,698	991,002
Total Current Liabilities	8,281,255	8,105,760
TOTAL LIABILITIES	8,281,255	8,105,760
SHAREHOLDERS’ EQUITY
Preferred Stock – 20,000,000 shares authorized
Series A Preferred Stock (outstanding: none)	-	-
Series B Convertible Preferred Stock – par value $0.01 per share (outstanding: 2008 and 2007 - 145,000 shares)	1,450	1,450
Common Stock – 100,000,000 shares authorized – par value $0.01 per share (outstanding: 2008 and 2007 – 43,081,346 shares)	430,813	430,813
Additional Paid in Capital	45,118,409	44,911,213
Accumulated Deficit	(37,119,203)	(36,173,036)
Subscriptions Receivable	(576,000)	(576,000)
Accumulated Other Comprehensive Loss	(190)	-
TOTAL SHAREHOLDERS’ EQUITY	7,855,279	8,594,440
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$16,136,534	$16,700,200

SEE ACCOMPANYING AUDITORS’ REPORT AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2008 AND 2007

	2008	2007
Revenues:
Oil and Gas Sales	$903,256	$830,267
Royalty Receipts	16,731	21,148
Mineral Sales	4,580	33,266
Well Management Revenue	267,767	172,910
Total Operating Revenues	1,192,334	1,057,591
Expenses:
Lease Operating Expenses - Oil and Gas	246,245	422,674
Exploration Expenses - Minerals	7,200	89,455
Operating Expenses and Other Costs - Minerals	101,567	394,621
Production and Severance Taxes – Oil and Gas	49,359	44,902
Depreciation, Depletion and Amortization	910,620	1,013,421
General and Administrative Expenses	702,256	3,323,127
Legal and Professional Fees and Expenses	256,657	337,957
Shareholder Information Expenses	33,986	40,921
Amortization of Equity Placement Costs	11,151	11,317
Total Expenses	2,319,041	5,678,395
Other Income (Expense):
Interest and Dividend Income	48,427	52,447
Interest Expense	(244,798)	(136,794)
Gain on Sale of Oil and Gas Properties	400,000	49,868
Impairment of Securities Available for Future Sale	-	(178,930)
Total Other Income (Expense), Net	203,629	(213,409)
Loss Before Income Taxes	(923,078)	(4,834,213)
Taxes based on Income	-	(106,931)
Net Loss	(923,078)	$(4,941,144)
Preferred Stock Dividends	(23,089)	-
Net Loss Applicable to Common Shareholders	$(946,167)	$(4,941,144)
Basic and Fully Diluted Net Loss per share	$(0.02)	$(0.12)
Weighted-average number of shares of Common Stock Outstanding	43,081,346	42,459,606

SEE ACCOMPANYING AUDITORS’ REPORT AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
YEARS ENDED SEPTEMBER 30, 2008 AND 2007

	2008	2007

Cash Flows From Operating Activities:
Net Loss	$(923,078)	$(4,941,144)
Adjustments to Reconcile Net Loss to Net Cash Used In Operations:
Depreciation, Depletion and Amortization	910,620	1,013,421
Amortization of Equity Placement Costs	11,151	11,317
Amortization of discount on note	18,720	-
Provision for Bad Debts	12,348	-
Bonus Expense	-	1,373,831
Stock Based Compensation Expense (Credit)	188,476	480,079
Gain on Sale of Assets	(400,000)	(49,868)
Impairment of Securities Available for Future Sale	-	178,930
Changes in Operating Assets and Liabilities:
Other Current Assets	-	1,389
Pre-paid Mineral Royalties	(30,000)	259,835
Restricted Cash Deposits	38,153	2,121
Receivables	(80,151)	(44,397)
Accounts Payable	12,111	1,168,116
Accrued Interest Expense	138,953	44,374
Other Accrued Expenses	(1,264)	35,616
Net Cash Used in Operating Activities	(103,961)	(466,380)
Cash Flows From Investing Activities:
Purchases of Fixed Assets	-	(62,606)
Proceeds from Sale of Oil and Gas Assets	350,000	67,845
Net Cash Provided By (Used In) Investing Activities	350,000	5,239
Cash Flows From Financing Activities:
Payments on Notes and Debt	(99,565)	(120,595)
Proceeds from Borrowings	102,171	-
Proceeds of Equity Issuances	-	488,260
Net Cash Provided By (Used In) Financing Activities	2,606	367,665
Net Change in Cash and Equivalents	$248,645	$(93,476)

SEE ACCOMPANYING AUDITORS’ REPORT AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
YEARS ENDED SEPTEMBER 30, 2008 AND 2007

	2008	2007
Net Change in Cash and Equivalents	$248,645	$(93,476)
Cash and Equivalents at Beginning of Year	224,267	317,743
Cash and Equivalents at End of Year	$472,912	$224,267

Supplemental Information:
Income Taxes paid	$-	$-
Interest Paid	$48,809	$59,576

Supplemental Disclosure of Non-cash Transactions:
Receivable from Sale of Oil and Gas Properties	$50,000	$-
Discount on Note Payable Resulting from Issuance of Stock Purchase Warrants	$18,720	$-
Preferred Dividends Not Paid	$23,089	$-
Payment of Dividends in-kind	$-	$200,000
Conversion from Preferred Stock to Common Stock	$-	$200,000

SEE ACCOMPANYING AUDITORS’ REPORT AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED SEPTEMBER 30, 2008 AND 2007

	Series B Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated	Subscrip -tions	Accumulated Other Compre-hensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Loss	Equity
Balance, September 30, 2006	165,000	$1,650	41,423,635	414,236	43,759,251	(31,231,892)	(576,000	$(146,629)	12,220,616
Issuance of Common Stock pursuant to private placements			1,126,670	11,267	410,733				422,000
Conversion of Series B Preferred Stock to Common Stock	(20,000)	(200)	160,000	1,600	(1,400)				—
Issuance of Common Stock in payment of Series B Preferred Stock dividends			160,000	1,600	198,400				200,000
Issuance of Common Stock to Terra Silex Holdings, LLC			200,241	2,002	48,058				50,060
Issuance of Common Stock in payment of certain debt			10,800	108	16,092				16,200
Other Comprehensive Loss								(32,301)	(32,301)
Impairment of securities								178,930	178,930
Stock-based Compensation expense					480,079				480,079
Net loss						(4,941,144)			(4,941,144)
Balance, September 30, 2007	145,000	$1,450	43,081,346	$430,813	$44,911,213	$(36,173,036)	$(576,000)	$—	$8,594,440
Other Comprehensive Loss								(190)	(190)
Stock-based Compensation expense					188,476				188,476
Issuance of Stock Purchase Warrants					18,720				18,720
Preferred Dividends						(23,089)			(23,089)
Net Loss						(923,078)			(923,078)
Balance, September 30, 2008	145,000	$1,450	43,081,346	$430,813	$45,118,409	$(37,119,203)	$(576,000)	$(190)	$7,855,279

SEE ACCOMPANYING AUDITORS’ REPORT AND  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

1.	CONTINUED OPERATIONS

The financial statements have been prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. For the fiscal year ended September 30, 2008, the Company incurred a net loss of $923,078. The ability of the Company to meet its total liabilities of $8,281,255 and to continue as a going concern is dependent upon the availability of future funding, achieving profitability within its mineral segment and ongoing profitability within its oil and gas operations. If the Company is unable to continue as a going concern, there is uncertainty relative to full recoverability of its assets including Clean Age Minerals, Inc.’s acquisition of $20 million.

The Company will continue to seek out and entertain project specific funding commitments and other capital funding alternatives if and as they become available.

As of September 30, 2008, the Company and certain of its subsidiaries were in default of certain debt obligations (See Notes 6 and 7 below). The holders of these instruments are working with the Company to achieve the ultimate extinguishment of the obligations.

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

The consolidated financial statements of Daleco Resources Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles and include the accounts of Daleco and its wholly-owned subsidiaries Westlands Resources Corporation, Sustainable Forest Industries, Inc., Deven Resources, Inc., Tri-Coastal Energy, Inc., Tri-Coastal Energy, L.P., Clean Age Minerals, Inc. (“CAMI”), CA Properties, Inc., and The Natural Resources Exchange, Inc. During fiscal 2007, all of the assets of Tri-Coastal Energy, L.P. were transferred to Westlands Resources Corporation and Tri-Coastal Energy, L.P. was dissolved. Sustainable Forest Industries Inc. and The Natural Resources Exchange, Inc. are inactive.

The Company’s investments in oil and gas leases are accounted for using proportionate consolidation whereby the Company’s pro rata share of each of the assets, liabilities, revenues and expenses of the investments are aggregated with those of the Company in its financial statements. The Company’s investments in minerals are accounted for using purchase accounting methods.

Certain reclassifications have been made to prior period financial statements to conform to the current presentation.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

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

d.	Site Restoration, Dismantlement and Abandonment Costs

In June 2001, the FASB issued FAS No. 143, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable. Under this method, when liabilities for dismantlement and abandonment costs, excluding salvage values, are initially recorded, the carrying amount of the related assets (mineral, oil, and natural gas properties) is increased. The fair value of the ARO asset and liability is measured using expected future cash outflows discounted at the credit-adjusted risk-free interest rate. Accretion of the liability is recognized each period using the interest method of allocation, and the capitalized cost is depleted over the useful life of the related asset.  The estimated residual salvage values are taken into account in determining amortization and depreciation rates.

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
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

f.	Mineral Acquisition

The Company has recorded the acquisition of Clean Age Minerals, Inc. and associated minerals rights at cost.

g.	Cash and Cash Equivalents; Restricted Cash Deposits

Cash and cash equivalents include cash and investments with original maturities of three months or less. The Company’s net cash at September 30, 2008, totaled $472,912. Restricted Cash Deposits of $105,825 at September 30, 2008, support financial assurance requirements for the Company’s operations in certain states.

h.	Fair Value of Financial Instruments

Cash and cash equivalents, receivables, and all liabilities have fair values approximating their carrying amounts.

i.           Stock Based Compensation

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

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.  Stock-based compensation expense has been recorded net of estimated forfeitures for the years ended September 30, 2008 and 2007 such that expense was recorded only for those stock-based awards that are expected to vest.

Options granted to non-employees are recognized in these financial statements as compensation expense under SFAS 123R (See Note 8) using the Black-Scholes option-pricing model.

j.           Recently Adopted Accounting Standards

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 has no impact on our financial position or results of operations because we do not have a pension plan.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

k.           Recently Issued Accounting Standards

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R revises the principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, and the goodwill acquired in a business combination or gain from a bargain purchase. SFAS 141R also revises the principles and requirements for how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This pronouncement is effective as of the beginning of our 2010 fiscal year. We are currently evaluating the impact, if any, that SFAS 141R will have on our financial position or results of operations.

Also in December 2007, the FASB issued SFAS No. 160, “Non-controlling Interest in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This pronouncement is effective as of the beginning of our 2010 fiscal year. We are currently evaluating the impact, if any, that SFAS 160 will have on our financial position or results of operations.

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
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

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

In June 2008, the Financial Accounting Standards Board (“FASB”) issued a FASB Staff Position (“FSP”) on the FASB’s Emerging Issues Task Force (“EITF”) Issue No. 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (“FSP EITF 03-06-1”). This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in SFAS No. 128, “Earnings Per Share.” It affects entities that accrue or pay non-forfeitable cash dividends on share-based payment awards during the awards’ service period. FSP EITF 03-06-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and will require a retrospective adjustment to all prior period EPS. We are currently evaluating the impact this FSP will have on our calculation and presentation of EPS.

3.           OIL AND GAS PROPERTIES AND EQUIPMENT

At September 30:	2008	2007
Proven lease acreage costs	$2,311,382	$2,311,382
Proven undeveloped lease acreage costs	581,810	581,810
Well costs	1,531,320	2,383,371
	4,424,512	5,276,563
Accumulated depletion, depreciation and amortization	(3,626,795)	(4,303,047)
Net Oil and Gas Properties	$797,717	$973,516

The Company recognized gain on sale of oil and gas properties of $400,000 and $49,868 during fiscal 2008 and 2007, respectively.

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

In May 2008, the Company sold its interests in certain oil and gas properties (primarily undeveloped acreage) in Pennsylvania for $250,000. Revenues and expenses applicable to such assets included in the 2007 and 2008 periods are not material as the two gas wells which were part of the sale were marginal producers. The assets sold have no net book value.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

4.           MINERAL PROPERTIES

a.           Clean Age Minerals, Inc.

CAMI, through its wholly-owned subsidiary, CA Properties, Inc., a Nevada corporation, owns or has under long-term lease: (a) approximately 5,200 acres in Marfa, Presidio County, Texas, containing high grade zeolite; (b) approximately 5,020 acres of calcium carbonate deposits located in the Oro Grande area, Cibola County, New Mexico; (c) twenty-five mining claims located in Sierra County, New Mexico, covering approximately 2,720 acres of kaolin; and (d)  eleven zeolite mining claims covering approximately 220 acres located in Beaver County, Utah. The Company is an Exploration Stage company in respect to its mineral holdings.  The Company’s ability to develop these mineral deposits is dependent on its success in bringing in strategic partners with experience in or a demand for specific minerals and raising capital through third parties.

In February 2005, the Company entered into a Development and Operating Agreement with Tecumseh Professional Associates (“TPA”) covering the Company’s calcium carbonate lease in Cibola County, New Mexico.  In March 2005, the Company entered into the Sierra Kaolin Operating Agreement with TPA covering the Company’s kaolin claims in Sierra County, New Mexico. In June 2007, the Company entered into a Revised and Restated Agreement with TPA governing operations of the Sierra Kaolin claims. Under these agreements, TPA assumed the duties to mine, test and market the Company’s Sierra Kaolin and calcium carbonate.  By letter dated May 4, 2006, TPA advised the Company that it did not intend to renew its Operating Agreement covering the calcium carbonate lease for another year. Under the terms of the Operating Agreement, TPA had the obligation to maintain the calcium carbonate lease though August 3, 2006, to include, but not limited to, the production and sale of the requisite quantity of calcium carbonate for the lease year commencing August 4, 2005, and ending on August 3, 2006.  By letter dated July 27, 2006, NZ Travertine, LLC, the Lessor of the calcium carbonate lease, agreed to accept a payment of $46,000, paid by TPA, in lieu of the minimum annual production as required under paragraphs 6 & 7 of the calcium carbonate lease.  In August 2007, CA Properties, Inc. and the lessor entered into the Third Amendment To Limestone Mining Lease and Agreement which included a provision to extend the lease for five years and so long thereafter as paying quantities (as defined therein) are being produced.  The lease requires an annual lease rental of $10,800 and the payment of the annual maintenance fees to the Bureau of Land Management.  The lease also requires a quarterly minimum payment based on a CPI adjusted formula. The total payments associated with the annual lease rental, quarterly minimum payment and claim fees amounted to approximately $25,836 and $23,675, in fiscal 2008 and 2007, respectively. Certain payments applicable to fiscal 2007 were made by TPA.

b.	Minerals and Equipment

At September 30:	2008	2007
Proven undeveloped lease costs	$12,609,100	$12,609,100
Mine development costs	-	-
	12,609,100	12,609,100
Accumulated depreciation, depletion and amortization	(950,000)	(800,000)
Net Mineral Properties	$11,659,100	$11,809,100

The Company has been amortizing its mineral properties at a nominal amortization rate as the Company has not produced commercial quantities of any of its mineral deposits. During the fiscal years ended September 30, 2008 and 2007, the Company recorded charges of $150,000 and $200,000. Once the Company produces commercial quantities of any of its mineral deposits, the Company will use the unit-of-production method in calculating cost depletion.

c.           Prepaid Mineral Royalties

The Company receives a credit in the nature of “prepaid mineral royalties” for advance royalties paid on the Marfa zeolite lease, Presidio County, Texas, and a portion of the New Mexico Oro Grande limestone lease in Cibola County, New Mexico.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

The Company’s calcium carbonate properties were operated initially by the Company.  From February 2005 through August 2006, TPA operated the properties. The Company has operated the properties since September 2006. Effective August 3, 2007, CA Properties, Inc. and the lessor entered into the Third Amendment To Limestone Mining Lease and Agreement which included provisions (1) to extend the lease for five years and so long thereafter as paying quantities (as defined therein) are being produced and (2) reduce the amount of previous payments to the lessor that were classified as prepaid royalties.  Accordingly, the Company charged to expense prepaid royalties related to the calcium carbonate property of $289,835 in fiscal 2007.

The Company continued extraction of minor quantities of its zeolite for use in testing and field trial applications of ReNuGen™ and for testing in air purification and soil decontamination. The Company sells one of its CA Series Products under the tradename “ReNuGen™.”

5.           PATENT AND TECHNOLOGY

a.           CA Series Patent

As part of the acquisition of Clean Age Minerals, Inc. (See Note 4 above), the Company also acquired U.S. Patent No: 5387738. This patent, owned by Clean Age Minerals, Inc. (previously owned by Matrix-Loc, Inc., which was acquired by Clean Age Minerals, Inc., as a result of Matrix-Loc’s merger with Clean Age Minerals, Inc., as of March 18, 2002), deals with a reagent and process for the remediation of water and contaminated soils.  The Company has obtained a Trademark “ReNuGen™” for its CA-1 Series for use in waste treatment plants.  It also obtained the Trademark Sierra Gold™ for one of its calcium carbonate products.

b.           I-Squared and I-Top Technology

Pursuant to an agreement effective December 1, 2004 (“Asset Sale Agreement”), the Company agreed to sell its I-Squared and I-Top technology to PSNet Communications. In January 2005, Ostara Corporation (“Ostara”) acquired PSNet. Ostara changed its name to (1) Rheologics Technologies, Inc. in 2005, (2) to KKS Venture Management, Inc. in July 2007, and (3) Codima, Inc. (“CDMA”) in 2008.

As of September 30, 2008, the 3,167 shares (reflective of a reverse stock split) of CDMA common stock held by the Company were carried at $ 5,510.  During fiscal 2007, the Company recognized $178,930 as Impairment of Securities Available for Future Sale. Such amount of loss was reclassified out of Accumulated Other Comprehensive Loss into loss for the period as a result of the Company’s assessment of the permanent impairment of the underlying investment.

6.           NOTES PAYABLE

a.           CAMI Notes

Pursuant to Paragraph 5.1 of the Agreement and Plan of Merger between Clean Age Minerals, Inc. (“CAMI”), and Strategic Minerals, Inc. (“SMI”), and the Company dated September 19, 2000, obligations of CAMI to certain officers, directors and third parties were to have been satisfied by SMI or the Company within one (1) year of the merger.  The indebtedness totaled (including the Martin Debt and the Haessler Debt as defined in Note 7 below) $514,881 and was evidenced by notes dated September 19, 2000 (“CAMI Notes”).  The CAMI Notes were due and payable on or before September 18, 2001, and provide for interest at the rate of 8% per annum.  The CAMI Notes remain outstanding.  As of September 30, 2008, the total amount payable on these notes is $845,759 representing principal of $514,881 and accrued but unpaid interest of $330,878.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

b.           EV&T Note

On September 30, 2005, but effective as of September 1, 2005, the Company entered into a Settlement Agreement with and issued a note (‘EV&T Note”) to its counsel, Ehmann, Van Denbergh & Trainor, P.C. (“EV&T”) to resolve and deal with the Company’s outstanding legal fees. As of September 1, 2005, the Company owed EV&T $825,355 for services performed, costs and expenses (“Debt”). Under the Settlement Agreement, the Company paid EV&T $25,355 and entered into a three (3) year note for the remainder of the Debt. The EV&T Note and Settlement Agreement provide for the note to earn interest at the rate of five percent (5%) per annum on the outstanding balance from time to time. The EV&T Note is to be repaid in 35 monthly installments of $13,000, commencing on October 1, 2005, with the remainder due and payable on August 1, 2008, pursuant to the terms of the Settlement. In April 2007, the Company defaulted in respect to payments required by the Settlement Agreement.  As a result of the default and EV&T’s demand for full payment, the interest rate increased from 5% to 12% and the full amount of the EV&T Note and unpaid interest became due and payable. As of September 30, 2008, the outstanding balance of the EV&T Note was $567,213 and accrued but unpaid interest totaled $94,578 through that date. Additionally, the Company owes EV&T $203,070 for current services performed and such amount is included in trade accounts payable at September 30, 2008.

c.	First Regional Bank

In September 1998, the Company assumed a $100,000 loan with First Regional Bank (“FRB”) when it acquired Haly Corporation. Interest is at 5.05% at September 30, 2008 and the loan matures on November 17, 2008.  The loan is secured by the personal assets of Dov Amir, a Director of the Company (“Amir Assets”). See Note 12.

d.           Premium Finance Agreement

In November 2007, the Company entered into a premium finance security agreement (interest at 13.42%) with a bank to finance $27,171 of insurance premiums. At September 30, 2008, the outstanding balance is $2,636 which was paid in October 2008.

e.	Erlich Debt

The Company entered into an Agreement with the Estate of Lou Erlich for the repayment of the entire Erlich Debt consisting of $98,049 in principal and $47,235 of interest in three installments. The first installment of $75,000 was made in July 2006; the second of $35,000 was made in September 2006; and the remainder of $35,284 was made in December 2006. As such, this debt has been satisfied in full.

7.           DUE TO RELATED PARTIES

a.	Amir Obligations

Dov Amir, a director of the Company, has entered into four notes with the Company as follows:

1.	Note dated October 1, 1995, bearing interest at the rate of prime plus 3 percent in the principal amount of $91,062. This principal amount was satisfied as of September 30, 2005.

2.
Note dated October 1, 1995, bearing interest at the rate of 7% as a result of various subsequent advances to the Company. The outstanding principal balance was $45,485 as of September 30, 2008 and 2007.

3.
Note dated July 20, 1998, in the face amount of $25,000, bearing interest at the rate of 2% over the prime rate charged by the Huntington National Bank of Columbus, Ohio, through the maturity date, November 21, 1998, and 18% thereafter. The principal amount has been satisfied as of September 30, 2006.

4.	Note dated June 17, 2002, bearing interest at the rate of 7% in the principal amount of $137,000. This principal amount has been satisfied as of September 30, 2005.

As of September 30, 2008, the outstanding principal and accrued but unpaid interest on the obligations listed under numbers 1 through 4 to Mr. Amir amounted to $223,528, which includes $45,485 in principal and $178,045 in accrued interest. As of September 30, 2007, the outstanding principal and accrued but unpaid interest on the obligations listed under numbers 1 through 4 to Mr. Amir amounted to $220,344, which includes $45,485 in principal and $174,859 in accrued interest.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

Mr. Amir was also entitled to a cash payment of $25,000 under his Key Man Contract (see Note 10) on June 30, 2002. This bonus has not been paid.

As of September 30, 2008, the Company owed Mr. Amir no un-reimbursed business expenses and $245,836 in accrued but unpaid salary.As of September 30, 2008 and 2007, the Company was indebted to Mr. Amir in the aggregate amount of $553,708 and $564,128, respectively.

In October 2006, Mr. Amir and the Company entered into a Separation Agreement providing for Mr. Amir to receive $100,000 annually for three years (“Term”), $50,000 of which will be deemed salary with the remaining $50,000 reducing the debt owed to Mr. Amir (“Amir Debt”). Accordingly, the Company has recognized $150,000 as salary expense and such amount is included in General and Administrative Expenses in the Consolidated Statement of Operations for fiscal 2007. Should the Amir Debt not be satisfied after the expiration of the Term, the Company shall continue the $100,000 annual payment, all of which shall be allocated to the payment of the Amir Debt until the Amir Debt is fully satisfied.  The Company reserves the right to prepay the outstanding Amir Debt in full at any time. Upon satisfaction of the Amir Debt in full, all payments to Amir under the Separation Agreement will cease. The Company has not made certain payments required by the Separation Agreement applicable to the Amir Debt. Also, pursuant to the Separation Agreement, the Company was to satisfy the loan from First Regional Bank to the Company (see Note 6) or provide sufficient substitute collateral for the bank so that the Amir Assets were released. The Company has not been able to accomplish either of these and the Amir Assets have not been released by the bank.

Prior to conversion of his Series A Preferred Stock into common stock, Mr. Amir was entitled to have received dividends in the amount of $91,551 of which $59,338 remains outstanding as of September 30, 2008 and 2007.

b.	Martin Obligations

By virtue of the merger of Clean Age Minerals, Inc. (“CAMI”) with Strategic Minerals, Inc. on September 19, 2000, Strategic Minerals, Inc. assumed the obligation of CAMI to Robert E. Martin, a director of the Company, in the amount of $134,811 (“Martin Debt”).  The Martin Debt was to have been satisfied on or before September 18, 2001, but was not and remains outstanding.  As of September 30, 2008, the Martin Debt amounts to $134,811 in principal and accrued but unpaid interest totals $86,634. The Martin Debt is evidenced by a note providing for an annual rate of interest of 8%.  These amounts are included in the amounts shown for the Company’s obligation to the former officers and directors of Clean Age Minerals, Inc.  See Note 6.  As of September 30, 2008 and 2007, the Company owed Mr. Martin $245,835 in salary and $19,051 in unpaid reimbursable business expenses. As of September 30, 2008 and 2007, the Company was indebted to Mr. Martin in the aggregate amount of $486,331 and $475,545, respectively.

c.	Novinskie Obligations

Under the terms of Mr. Novinskie’s employment agreement (see Note 10), Mr. Novinskie, currently a Director of the Company, was to have received a cash bonus of $25,000 as of September 30, 2002.  This bonus was not paid. As of September 30, 2008, the Company owed Mr. Novinskie $269,792 in salary and $25,000 in bonuses (as discussed previously). As of September 30, 2007, the Company owed Mr. Novinskie $12,844 in un-reimbursed expenses, $245,839 in salary and $25,000 in bonuses.

During fiscal 2007, Mr. Novinskie converted $10,000 of indebtedness into 33,333 shares of Common Stock as a participant in the June 2007 Private Placement (see Note 8). As of September 30, 2008 and 2007, the Company was indebted to Mr. Novinskie in the aggregate amount of $294,792 and $283,683, respectively. These amounts contain no accrued interest.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

d.	Haessler Obligations

By virtue of the merger of CAMI with Strategic Minerals, Inc. on September 19, 2000, Strategic Minerals, Inc. assumed the obligations of CAMI to Carl A. Haessler, a director of the Company, in the amount of $83,478 (“Haessler Debt”).  The Haessler Debt was to have been satisfied on or before September 18, 2001, but was not and remains outstanding.  As of September 30, 2008, the Haessler Debt amounts to $83,478 in principal and accrued but unpaid interest totals $53,645. The Haessler Debt is evidenced by a note providing for an annual rate of interest of 8%.  These amounts are included in the amounts shown for the Company’s obligation to the former officers and directors of Clean Age Minerals, Inc.  See Note 6. As of September 30, 2008 and 2007, the Company was indebted to Mr. Haessler in the aggregate amount of $137,123 and $130,445, respectively.

Also, the Company owes Series B Preferred Stock dividends (see Note 8) to Mr. Haessler of $192,723 and $168,723 at September 30, 2008 and 2007, respectively.

e.	Blackstone Obligations

At September 30, 2008, the Company owed Mr. Blackstone (see Note 10), an officer of the Company, $1,242 in un-reimbursed expenses and $21,675 in salary. As of September 30, 2007, the Company owed Mr. Blackstone $977 in un-reimbursed expenses. As of September 30, 2008 and 2007, the Company was indebted to Mr. Blackstone in the aggregate amount of $22,917 and $977, respectively. These amounts contain no accrued interest.

8.	CAPITAL STOCK

a.	Shares Outstanding

	Number of Common Shares, Par Value $0.01 per Share (1)	Number of Series B Preferred Shares, Par Value $0.01 per Share (1)
Outstanding at September 30, 2006	41,423,635	165,000
Issued pursuant to Private Placements (2)	1,126,670	-
Issued upon conversion of Series B Preferred (3)	160,000	(20,000)
Issued for payment of dividends Series B Preferred (3)	160,000	-
Issued to Terra Silex Holdings, LLC (4)	200,241	-
Issued in payment of certain debt (5)	10,800	-
Outstanding at September 30, 2007 and 2008	43,081,346	145,000

(1)
The Articles of Incorporation of the Company provide for authorized capital stock of 100,000,000 shares of common stock, par value $0.01 per share, and 20,000,000 shares of preferred stock, par value $0.01 per share. No Series A Preferred shares are outstanding. The 8% Cumulative Convertible Preferred Stock (“Series B Preferred Stock”) was issued in the acquisition of Clean Age Minerals, Inc. in September 2000. The Series B Preferred Stock can be converted to common stock at 85% of the average of the 5 days before the date of conversion with a minimum amount of $1.25 per share.

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
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

(4)
In December 2006, the Company issued 200,241 shares of Common Stock at a price of $0.25 per share to Terra Silex Holdings, LLC pursuant to the anti-dilution provision of the Stock Purchase Agreement dated September 20, 2001.

(5)	In November 2006, the Company issued 10,800 shares of Common Stock in payment of certain debt owed to a previous director of the Company.

b.	Options and Warrants Outstanding

The Company has granted the following options and warrants to purchase common stock:

	Number of Options and Warrants	Weighted Average Price per Share
Outstanding at September 30, 2006	14,222,305	$1.05
Employee and Director Stock Options:
Granted (1) (2) (3)	1,000,000	$0.48
Forfeited or Expired (4) (5) (6)	(1,650,000)	$0.87
Stockholder Warrants:
Granted (7)	363,336	$1.00
Expired (8) (9) (10)	(7,000,000)	$1.46
Outstanding at September 30, 2007	6,935,641	$0.58
Employee and Director Stock Options:
Forfeited or Expired (1) (4) (6)	(875,000)	$0.54
Stockholder Warrants:
Granted (12)	822,305	$0.55
Expired (11) (12) (13)	(2,622,305)	$0.59
Outstanding at September 30, 2008	4,260,641	$0.57

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

(4)
During fiscal 2007, options (held by each of a former director and a former officer of the Company) to purchase 1,150,000 shares of stock expired. During fiscal 2008, David L. Matz voluntarily resigned as an officer of the Company; accordingly, options for the purchase of 75,000 shares of stock expired before September 30, 2008.

(5)	In June 2006, Richard A. Thibault voluntarily resigned as an officer of the Company; accordingly, options for the purchase of 300,000 shares of stock expired before September 30, 2007.
(6)
In August 2007, Stephan V. Benediktson and Nathan K. Trynin voluntarily resigned their respective positions with the Company; accordingly, options to purchase 200,000 shares of stock expired before September 30, 2007. The balance of their options to purchase 200,000 shares of stock expired in November 2007.

(7)
June 2007 Private Placement Warrants – Under the terms of the June 2007 Private Placement, investors were issued a warrant to purchase one share for each two shares of Common Stock purchased in the Private Placement. The warrant is exercisable on or before June 21, 2009.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

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

(11)
On February 27, 2003, warrants to purchase 300,000 shares of common stock at a price of $0.13 per share were granted to each of Robert Conley and Bob Anthony in consideration of their consultation and individual expertise in regard to product development and application market identification with regard to the Company’s potential Sierra Kaolin and zeolite products respectively.  Mr. Conley’s warrant expired unexercised on February 26, 2008. On July 3, 2006, Mr. Anthony exercised a portion of his warrant (100,000 shares) and he retained warrants to purchase 200,000 shares. During fiscal 2008, the expiration date for Mr. Anthony’s warrants was extended to February 26, 2009.

(12)
On December 21, 2007, Sonata loaned the Company $75,000 pursuant to a promissory note of same date. The Company issued warrants for the purchase of 822,305 shares of stock at an exercise price of $0.55 per share.  The warrants expire on December 31, 2010. On December 31, 2007, warrants for the purchase of 822,305 shares expired. See “d. Warrants” below.

(13)	During fiscal 2008, warrants held by Tecumseh Professional Associates to purchase 1,500,000 shares of common stock expired. See “d. Warrants” below.

c.	Stock-Based Compensation

In March 2004, the shareholders of the Company approved the Non-qualified Independent Director Stock Option Plan pursuant to which 800,000 shares of Common Stock are authorized for grants for options. Each Director eligible for an award under the plan receives an option to purchase 200,000 shares of Common Stock at an exercise price equal to the average of the bid and asked closing prices for the Company’s common stock for the five trading days immediately preceding the date of the award.  These option rights vest over a three-year period (but only while the recipient is a Director) - 100,000 shares in the first year and 50,000 shares in each of years two and three.  The options expire five (5) years after issuance.  In fiscal 2006, Charles T. Maxwell was elected to the Board of Directors and was awarded an option to purchase 200,000 shares at an exercise price of $0.48 per share. In fiscal year 2007, David A. Grady was elected to the Board of Directors and was awarded an option to purchase 200,000 shares at an exercise price of $0.28 per share.  As of September 30, 2008 and 2007, four options to purchase a total of 800,000 shares have been awarded to Directors and remain unexercised at that date. In September 2008, Mr. Pipkin voluntarily resigned as a Director and the option expired unexercised in December 2008.

Options, including the options granted pursuant to the Non-qualified Independent Director Stock Option Plan, to purchase 1,000,000 shares of Common Stock were granted during fiscal 2007 while no options were granted in fiscal 2008. Options to purchase 875,000 and 1,650,000 shares of common stock expired during fiscal 2008 and 2007, respectively.  Of the options for the purchase of 2,875,000 shares outstanding as of September 30, 2008, options to purchase 2,200,000 shares are held by officers, directors and employees of the Company (“Insiders”).  The exercise prices for the options held by Insiders range from $0.28 per share to $0.85 per share.

In accordance with SFAS 123 (R), the Company recorded stock-based compensation expense for fiscal 2008 and 2007 of $188,476 and $480,079, respectively, relating to stock options granted to employees. Such expense is included in General and Administrative Expenses. No tax benefit has been recognized. Compensation costs are based on the fair value at the grant date.  The fair value of the options has been estimated by using the Black-Scholes option-pricing model with the following assumptions: risk free interest rates between 3.14% and 4.72%; expected life of three to seven years; and expected volatility between 56% and 184%.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

At September 30, 2007, there were 3,750,000 shares underlying options unexercised (weighted-average exercise price of $0.55 per share) of which 787,500 shares underlying options were not vested (weighted-average exercise price of $0.51 per share; weighted-average grant-date fair value of $0.42 per share). The following table summarizes information about stock options outstanding as of September 30, 2008:

Exercise Price per Share	Number of Shares Underlying Options Unexercised	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Life (Years)	Number of Shares Underlying Options Exercisable	Weighted- Average Exercise Price per Share
$0.28-$0.85	2,875,000	$0.56	1.34	2,625,000	$0.57

The weighted-average grant-date fair value of options granted during the fiscal year ended September 30, 2007 was $0.30 share. No options were granted during fiscal 2008 and no options were exercised during fiscal 2008 and 2007. At September 30, 2008, there were 250,000 shares underlying options that were not vested and the weighted-average grant-date fair value of such options was $0.48 per share.

At September 30, 2008, there was $139,147 of total unrecognized compensation cost related to non-vested share-based compensation awards.  The cost is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of shares vested during the years ended September 30, 2008 and 2007 was $188,476 and $480,079, respectively.

d.            Warrants

1.           Financing Sources

In July 1998, warrants to purchase 263,638 shares were granted to four persons who loaned the Company a total of $145,000.  At September 30, 2007, warrants to purchase a total of 136,364 shares were outstanding and such warrants expired unexercised on December 31, 2007.

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

On December 21, 2007, Sonata loaned the Company $75,000.  The maturity date of such loan is December 20, 2008, and interest, at 8%, is due quarterly.  The Company used the proceeds for general working capital purposes. The Company paid the note during the third quarter of 2008.  In connection with this loan, the Company issued warrants for the purchase of 822,305 shares of Common Stock at a purchase price of $0.55 per share with an expiration date of December 31, 2010. In connection with the issuance of these warrants, the Company recognized a discount on the note payable of $18,720. This amount was to be accreted over a period of one year. During fiscal 2008, the Company recorded $18,720 of this amount under interest expense as the note was paid during the third quarter of 2008.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

2.	Conley & Anthony Warrants

On February 27, 2003, warrants to purchase 300,000 shares at a price of $0.13 per share were granted to each of Robert Conley and Bob Anthony in consideration of their consultation and individual expertise in regard to product development and application market identification with regard to the Company’s potential Sierra Kaolin and zeolite products respectively. Mr. Conley’s warrant expired unexercised on February 26, 2008. On July 3, 2006, Mr. Anthony exercised a portion of his warrant (100,000 shares) and he retained warrants to purchase 200,000 shares. During fiscal 2008, the expiration date for Mr. Anthony’s warrant was extended to February 26, 2009.

3.	TPA Warrants

In accordance with the provisions of the First Amended Memorandum of Understanding (Sierra Kaolin Development) dated March 11, 2005, Tecumseh Professional Associates, Inc (“TPA”) was granted the right to acquire 1,500,000 shares at a price of $0.50 per share for $80,000 (“TPA Warrants”). The TPA Warrant expired unexercised on November 29, 2007.

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
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

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

At September 30, 2008 and 2007, options and warrants to purchase 4,260,641 and 6,935,641 shares of common stock, respectively were outstanding.  Such shares were not included in the computation of diluted earnings per share because such shares subject to options and warrants would have an antidilutive effect on net loss per share. No other adjustments were made for purposes of per share calculations.

f.             Payment of Accrued Dividends

There were no cash dividend payments in respect to either series of Preferred Stock.  A total of 160,000 shares of common stock were issued to certain holders of the 8% Cumulative Convertible Preferred Stock (“Series B Preferred Stock”) issued in the acquisition of CAMI in satisfaction of accrued dividends during fiscal 2007.

g.            Subscriptions Receivable

At September 30, 2008 and 2007, the notes receivable from Messrs. Benediktson and Trynin as discussed in Note 10 are classified as Subscriptions receivable.

9.             INCOME TAXES

At September 30, 2008, the Company has current federal and state taxes payable of $192,427 and no deferred taxes payable.  The Company has accrued a provision of $72,368 for penalty and interest related to the federal and state income taxes.  The income tax liabilities arose primarily from alternative minimum tax for fiscal 2004.

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. FAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at September 30, 2008, operating loss carryforwards of approximately $25 million, which may be applied against future taxable income and will expire in various years through 2023. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined at this time. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards; therefore, no net deferred tax asset has been recognized. No potential benefit of these losses has been recognized in the financial statements. The company may be subject to IRC code section 382 which could limit the amount of the net operating loss and tax credit carryovers that can be used in future years.

The Company files income tax returns in the U.S. federal jurisdiction, and various states. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2005. The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), with no material impact to the financial statements.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

10.           EMPLOYMENT CONTRACTS AND COMMITMENTS

a.             On November 16, 2001, the Company entered into a Stock Purchase Agreement with SCOA (“SCOA SPA”). As a condition to the closing of the SCOA SPA, SCOA required that the Company enter into Key Man Employment Contracts (“Key Man Contracts”) with Robert E. Martin, Gary J. Novinskie and Dov Amir. The Key Man Contracts provide for acceleration of the vesting of incentive options should the Key Man be terminated prior to the expiration of the term of the Key Man Contracts. Each of Messrs. Novinskie and Amir was granted options for 500,000 shares of Company Common Stock while Mr. Martin was granted options for 1,000,000 shares of Common Stock.  Mr. Martin resigned from the Company in 2005. Mr. Amir’s contract expired in accordance with its terms on September 30, 2006. Mr. Novinskie’s Employment Contract has been extended until September 30, 2009 in accordance with its terms (see Note 10).

b.             In August 2005, the Company entered into employment contracts with Stephan V. Benediktson as Chief Executive Officer of the Company and Nathan Trynin as Executive Vice President. Under the terms of their employment agreements neither party is entitled to a salary unless and until the Company raises a minimum of $1,000,000, exclusive of debt.  Once the $1,000,000 or more is raised, Mr. Benediktson's salary will be $10,000 per month and Mr. Trynin's salary will be $5,000 per month.  Each of Mr. Benediktson and Mr. Trynin were given the right to acquire stock of the Company at the average of the bid and ask closing price for the five trading days prior to the effective dates of their contracts. Each party exercised that right. The employment contracts also contain bonus provisions tied to the performance of the Company's stock.  Mr. Benediktson and Mr. Trynin entered into notes with the Company totaling $576,000 to cover their purchase of the stock offered by their Employment Agreements (see Note 8).  The notes are for five years and earn interest at the prime rate of interest charged from time to time by the PNC Bank, Philadelphia, Pennsylvania.  The Company holds the stock as collateral for the notes. The stock will not be released to either Mr. Benediktson or Mr. Trynin unless and until their notes are satisfied in full in accordance with their terms.  Interest receivable on these notes totaled $131,387 and $97,076 at September 30, 2008 and 2007, respectively.

 In accordance with the provisions of Paragraph 12 of Mr. Benediktson’s and Mr. Trynin’s employment agreements, each was entitled to receive a bonus based on the increase, if any, of the value of the Company’s shares over the prior year. The bonus is computed using the formula set forth in Paragraph 12 (b) in their respective employment agreements. In August 2007, Messrs. Benediktson and Trynin resigned from their respective positions with the Company.  On August 8, 2007 the Board of Directors approved bonuses aggregating $1,373,831. Accordingly, the Company recognized $1,373,831 of bonus expense during fiscal 2007 which is included in General and Administrative Expenses.

c.              In March 2006, the Company entered into an Employment Agreement with Richard A. Thibault. Mr. Thibault joined the Company as Vice President – Minerals. Under the terms of the Agreement, in addition to his base salary, Mr. Thibault was granted an option to purchase 500,000 shares of Common Stock at an exercise price ($0.48 per share) equal to the then market price of the Company’s Common Stock. In June 2007, Mr. Thibault resigned his position with the Company. Accordingly, the vested portion of the option (250,000 shares) remains exercisable until June 2009.

d.              On January 23, 2006, the Company entered into an Employment Agreement with David L. Matz. Mr. Matz joined the Company as Vice President – Oil & Gas. Under the terms of the Agreement, in addition to his base salary, Mr. Matz was granted an option to purchase 250,000 shares of Common Stock at an exercise price ($0.47 per share) equal to the then market price of the Company’s Common Stock. In March 2008, Mr. Matz resigned his position with the Company. Accordingly, the vested portion of the option (187,500 shares) remains exercisable until March 2010.

e.              In October 2006, the Company entered into an Employment Agreement with Richard W. Blackstone. Mr. Blackstone joined the Company as the Secretary and Controller. Under the terms of the Agreement, in addition to his base salary, Mr. Blackstone was granted an option to purchase 200,000 shares of Common Stock at an exercise price ($0.67 per share) equal to the then market price of the Company’s Common Stock.

DALECO RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

f.              At September 30, 2008, minimum commitments from long-term non-cancelable operating leases are as follows:

Fiscal Year	Amount
2009	$66,421
2010	67,099
2011	67,034
2012	16,714
Total	$217,268

11.	LITIGATION SETTLEMENT AND PENDING LITIGATION

a.	Erlich Litigation

On May 2, 2006, the Louis Erlich and Lydia O. Erlich Revocable Living Trust (“Erlich”) filed an action to force payment of a note from the Company dated February 1, 2000 (“Erlich Note”).  The Erlich Note had no stated maturity date and earned interest at a rate of 9% per annum.  Previously Mr. Erlich had commenced an action to force payment of the Note in February 2004, which action was dismissed.  By Settlement Agreement, dated July 12, 2006, the Company agreed to settle the lawsuit and satisfy its obligation under the Erlich Note, including all accrued and unpaid interest, by the payment of $75,000 on July 7, 2006, and payments of $35,000 on or before September 5, 2006, and $35,284 on or before December 5, 2006.  All payments have been made and the case has been dismissed.

b.	DRIOC Litigation

During August 2007, a complaint was filed against DRI Operating Company (“DRIOC”) in the Circuit Court of Tucker County, West Virginia, seeking an accounting and other information regarding certain wells operated by DRIOC in Tucker County, West Virginia.  In September 2007, DRIOC entered into an Agreed Order to provide such information.

c.	WRC Litigation

During October 2008, a complaint was filed against Westlands Resources Corporation (“WRC”) in the District Court of Burleson County, Texas, seeking judgment in respect to $172,267 owed to a vendor of WRC. Such amount is included in Accounts Payable in the accompanying Consolidated Balance Sheet at September 30, 2008 and 2007. In November 2008, the vendor agreed to dismiss its complaint against WRC after a settlement agreement was reached where by WRC agreed to make an initial payment of $60,000 and retire the remaining obligation over a twelve month period.

12.	SUBSEQUENT EVENTS

On November 17, 2008, the Company made a principal payment of $25,000 on the $100,000 loan from First Regional Bank (see Note 6) and entered into a new note for $75,000 with FRB of which the maturity date is November 18, 2013 and the interest rate is 5.05%. The new note requires monthly payments of principal of $1,250 and interest.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SUPPLEMENTAL FINANCIAL INFORMATION

To the Board of Directors and
Stockholders of Daleco Resources Corporation

Our report to the Board of Directors and Stockholders of Daleco Resources Corporation and subsidiaries dated January 9, 2009, relating to the consolidated basic financial statements of Daleco Resources Corporation and subsidiaries appears on page 32. Those audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The information on Schedules V and VI and the Supplemental Information (Unaudited) are presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

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
Vasquez & Company, LLP
Registered Accountants

January 9, 2009
Los Angeles, California

DALECO RESOURCES CORPORATION
SCHEDULE V –  OIL AND GAS PROPERTIES FOR THE YEARS ENDED
SEPTEMBER 30, 2008 AND 2007
(EXPRESSED IN THOUSANDS)

	YEAR ENDED SEPTEMBER 30
	2008 ($000)	2007 ($000)
COST:

Proven Lease Acreage:
Balance - Beginning of year	$2,311	$2,311
Additions	-	-
Disposal	-	-
Balance - End Of Year	$2,311	2,311

Proven Undeveloped Lease Acreage:
Balance - Beginning of Year	582	582
Additions	-	-
Disposal	-	-
Balance - End of Year	582	582

Well Costs:
Balance Beginning of Year	2,384	2,431
Additions	-	35
Disposal	(852)	(82)
Balance - End of Year	1,532	2,384

TOTAL COST	$4,425	$5,277

DALECO RESOURCES CORPORATION
SCHEDULE VI – ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
OF OIL AND GAS PROPERTIES FOR THE YEARS ENDED
SEPTEMBER 30, 2008 AND 2007
(EXPRESSED IN THOUSANDS)

	YEAR ENDED SEPTEMBER 30
	2008 ($000)	2007 ($000)
ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION:

Proven Lease Acreage:
Balance - Beginning of Year	$2,099	$2,048
Charge for the Year	39	51
Disposal	-	-
Balance - End of Year	2,138	2,099

Proven Undeveloped Lease Acreage:
Balance Beginning of Year	463	435
Charge for Year	22	28
Disposal	-	-
Balance - End of Year	485	463

Well Costs:
Balance - Beginning of Year	1,741	1,655
Charge for Year	115	149
Disposal	(852)	(63)
Balance - End of Year	1,004	1,741

TOTAL ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION	$3,627	$4,303

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

The following table shows the changes in the Company's proved oil and gas reserves for the year:

	2008		2007
	CRUDE OIL AND CONDENSATE (BARRELS)	NATURAL GAS (MMCF)	CRUDE OIL AND CONDENSATE (BARRELS)	NATURAL GAS (MMCF)
Proved Developed and Undeveloped Reserves:
Balance Beginning of Year	84,881	669	100,354	718
Acquisition of Reserves	-	-	233	8
Disposition of Reserves	-	(26)	(3,174)	(21)
Revision of Previous Estimates(1)	11,427	(88)	(7,448)	43
Production for Year	(3,724)	(49)	(5,084)	(79)
Balance - End of Year	92,584	506	84,881	669
Proved Developed Reserves as at September 30	23,600	318	19,977	480

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

Standardized Measure of Discounted Future Net Cash Inflows as of September 30, 2008 and 2007:

	2008	2007
Future cash inflows	$14,400,236	$10,966,216
Future production costs	(4,087,696)	(3,228,642)
Future development costs	(2,354,012)	(1,973,646)
Future income tax expense*	—	—
Subtotal	7,958,528	5,763,928
Discount factor at 10%	(2,513,683)	(1,932,594)
Standardized Measure of Future Net Cash Flows	$5,444,845	$3,831,334

*
The Company presently has approximately $25 million of loss carryforwards for Federal income tax purposes.  Based on these loss carryforwards no future taxes payable have been included in the determination of future new cash inflows.  Future head office general and administrative expenses have not been deducted in determining future net cash flows.

Summary of Changes in Standardized Measure of Discounted Future Net Cash Flows

	2008	2007
Balance - Beginning of Year	$3,831,334	$2,918,062
Increase (decrease) in future net cash flows:
Sales for the year net of related production costs	(607,652)	(362,691)
Acquisition of reserves in place	-	34,163
Changes in estimated future development costs	(298,603)	359,930
Changes in sales and transfer prices net of production costs related to future production	2,682,045	1,174,536
Change due to revision in quantity estimates and other	(195,412)	(516,627)
Disposition of reserves in place	(350,000)	(67,845)
Extensions and discoveries net of related costs	—	—
Accretion of discount	383,133	291,806
Balance - End of Year	$5,444,845	$3,831,334

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A.  Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2008. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined by Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended).  The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of September 30, 2008.  In making its assessment of the effectiveness of the Company’s internal control over financial reporting, management used the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on that assessment, management concluded that, as of September 30, 2008, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the  Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in the annual report.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2008 that materially affected or were likely to materially affect the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls.

While we believe our disclosure controls and procedures and our internal control over financial reporting are adequate, no system of controls can prevent all error and all fraud. We are monitoring the effectiveness of our disclosure controls and internal controls and we may make modifications as we deem appropriate to strengthen our control system. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitation in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Code of Ethics

The Board of Directors of the Company has adopted a Code of Ethics for all of the Company's employees, officers and directors, a copy of which is attached hereto as Exhibit 14.1.  Each officer and Director of the Company annually affirms that he has read the Company’s Code of Ethics and agrees to be bound thereby.

Critical Accounting Policies

General – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Oil and gas properties – The Company follows the successful efforts method of accounting for the costs of exploration and development activities. Costs of successful exploration wells, development wells, and direct acquisition costs of developed and undeveloped leases containing proved reserves are capitalized and amortized on a unit-of-production method over the life of the related reserves.  Costs of exploratory wells found to be dry are expensed. Support equipment and other property and equipment recorded at cost are amortized using the straight line method over their estimated useful lives.

Mineral properties – The Company has recorded the acquisition of Clean Age Minerals, Inc., and associated minerals rights at cost.  The Company has not produced large-scale quantities of any of its mineral deposits.

Recently Adopted Accounting Standards

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes. We adopted FIN 48 as of the beginning of October 1, 2007 and noted no material impact on our financial position or results of operations as a result of the adoption.

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R revises the principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, and the goodwill acquired in a business combination or gain from a bargain purchase. SFAS 141R also revises the principles and requirements for how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This pronouncement is effective as of the beginning of our 2010 fiscal year. We are currently evaluating the impact, if any, that SFAS 141R will have on our financial position or results of operations.

Also in December 2007, the FASB issued SFAS No. 160, “Non-controlling Interest in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This pronouncement is effective as of the beginning of our 2010 fiscal year. We are currently evaluating the impact, if any, that SFAS 160 will have on our financial position or results of operations.

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

In June 2008, the Financial Accounting Standards Board (“FASB”) issued a FASB Staff Position (“FSP”) on the FASB’s Emerging Issues Task Force (“EITF”) Issue No. 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (“FSP EITF 03-06-1”). This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in SFAS No. 128, “Earnings Per Share.” It affects entities that accrue or pay non-forfeitable cash dividends on share-based payment awards during the awards’ service period. FSP EITF 03-06-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and will require a retrospective adjustment to all prior period EPS. We are currently evaluating the impact this FSP will have on our calculation and presentation of EPS.

Item 8B.      Other Information

None.

PART III

Item 9.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

The information is incorporated by reference to the information contained in our 2009 Proxy Statement.

Item 10.  Executive Compensation.

The information is incorporated by reference to the information contained in our 2009 Proxy Statement.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information is incorporated by reference to the information contained in our 2009 Proxy Statement.

Item 12.  Certain Relationships and Related Transactions, and Director Independence.

The information is incorporated by reference to the information contained in our 2009 Proxy Statement.

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

3.4	Corporate Governance Policy Adopted April 10, 2008	Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2008, as filed with the SEC on August 12, 2008

3.5	Nominating and Governance Committee Charter Adopted April 10, 2008 Adopted April 10, 2008	Incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2008, as filed with the SEC on August 12, 2008

3.6	Compensation Committee Charter	Incorporated by reference to Exhibit 3.6 to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2008, as filed with the SEC on August 12, 2008

10.1	Securities Purchase Agreement - Letter of Intent dated July 23, 2001, by and between Terra Silex Holdings, LLC and Daleco Resources Corporation	Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form SB-2 as filed with the SEC on September 3, 2002

10.2	Stock Purchase Agreement dated September 20, 2001 by and between Terra Silex Holdings Ltd. Co. and Daleco Resources Corporation	Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form SB-2 as filed with the SEC on September 3, 2002

10.3	Warrant Agreement, dated September 21, 2001, between Terra Silex Holdings Ltd. Co. and Daleco Resources Corporation	Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form SB-2 as filed with the SEC on September 3, 2002

Exhibit No.	Description	Location

10.4	Employment Agreement, dated November 30, 2001, between the Registrant and Dov Amir	Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form SB-2 as filed with the SEC on September 3, 2002

10.5	Employment Agreement, dated November 30, 2001, between the Registrant and Gary Novinskie	Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form SB-2 as filed with the SEC on September 3, 2002

10.6	Stock Purchase Agreement, dated November 16, 2001, between the Company and Sumitomo Corporation of America	Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2001 filed with the SEC on January 25, 2002

10.7	Key Man Contract, dated November 30, 2001, between the Company Robert E. Martin	Incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement on Form SB-2 as filed with the SEC on September 3, 2002

10.8	First Amendment to Master Distribution and Marketing Agreement dated September 14, 2004	Incorporated by reference to Exhibit 10.36 to the Company’s Form 8-K as filed with the SEC on September 16, 2004

10.9	Memorandum of Understanding for Development of Sierra Kaolin Deposit dated December 2, 2004	Attached to the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007

10.10	Development and Operating Agreement (Calcium Carbonates, Cibola County, NM) dated February 14, 2005	Incorporated by Reference to Exhibit 10.38 to the Company’s Form 8-K as filed with the SEC on February 17, 2005

10.11	Market and Product Development Agreement dated February 22, 2005	Incorporated by Reference to Exhibit 10.39 to the Company’s Form 8-K as filed with the SEC on February 28, 2005

10.12	Sierra Kaolin Operating License dated March 11, 2005	Incorporated by Reference to Exhibit 10.39 (sic) to the Company’s Form 8-K as filed with the SEC on March 17, 2005

10.13	Employment Agreement, dated August 10, 2005, between the Company and Stephan V. Benediktson	Attached to the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007

10.14	Employment Agreement, dated August 10, 2005, between the Company and Nathan K. Trynin	Attached to the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007

10.15	Third Amendment To Limestone Mining Lease and Agreement, dated August 22, 2007	Attached to the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007

10.16	Employment Agreement, dated March 10, 2006, between the Company and Richard Thibault	Incorporated by reference to Exhibit 10.44 to the Company’s Form 8-K filed with the SEC on March 13, 2006.

Exhibit No.	Description	Location

10.17
Sierra Kaolin Restated Development and Operating Agreement Among Tecumseh Professional Associates, Inc., Tecumseh Industrial Minerals, LLC, Daleco Resources Corporation, Clean Age Minerals, Inc., and C.A. Properties, Inc. dated June 7, 2007
Incorporated by reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2007, as filed with the SEC on August 14, 2007

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

14.1	Code of Ethics adopted December 9, 2005	Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ending September 30, 2005, as filed with the SEC on January 17, 2006

21	Subsidiaries of the Company	Attached to the Company’s Form 10-KSB for the fiscal year ending September 30, 2007

22	Published report regarding matters submitted to vote of security holders	Incorporated by reference to Item 4 of Registrant's Quarterly Report on Form 10-QSB for the period ending March 31, 2007, as filed with the SEC on May 15, 2007

23.1	Consent of Denali Enterprises dated December 21, 2005	Incorporated by reference to Exhibit 23.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2005, as filed with the SEC on January 17, 2006

23.2	Consent of Hall Energy, Inc. dated January 3, 2009	Attached to the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2008

23.3	Consent of Netherland, Sewell & Associates, Inc., dated December 15, 2006	Incorporated by reference to Exhibit 23.3 to the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2006, as filed with the SEC on January 16, 2007

Exhibit No.	Description	Location

23.4	Consent of Hains Technology Associates dated December 11, 2006	Incorporated by reference to Exhibit 23.4 to the Company’s Annual Report on Form 10-KSB for the fiscal year ending September 30, 2006, as filed with the SEC on January 16, 2007

23.5	Consent of KT Minerals, Inc. dated January 9, 2009	Attached to the Company’s Annual Report on Form 10-KSB for the fiscal year ending September 30, 2008

31.1	Certification of Gary J. Novinskie, Interim Chief Executive Officer and President dated January 9, 2009	Attached to the Company’s Annual Report on Form 10-KSB for the fiscal year ending September 30, 2008

31.2	Certification of Gary J. Novinskie, Chief Financial Officer dated January 9, 2009	Attached to the Company’s Annual Report on Form 10-KSB for the fiscal year ending September 30, 2008

32.1	Certification of Gary J. Novinskie, Interim Chief Executive Officer and President dated January 9, 2009	Attached to the Company’s Annual Report on Form 10-KSB for the fiscal year ending September 30, 2008

32.2	Certification of Gary J. Novinskie, Chief Financial Officer dated January 9, 2009	Attached to the Company’s Annual Report on Form 10-KSB for the fiscal year ending September 30, 2008

99.1
Location Maps for Registrant’s Zeolite lease in Marfa County, Texas, Calcium Carbonate Lease, Cibola County, New Mexico, Kaolin Claims, Sierra County, New Mexico and Zeolite Claims, Beacon County, Utah.
Incorporated by reference to Exhibit 99.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2005 as filed with the SEC on January 16, 2007

Item 14.  Principal Accountant Fees and Services.

The information is incorporated by reference to the information contained in our 2009 Proxy Statement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DALECO RESOURCES CORPORATION

Dated: January 12, 2009	By:	/s/ Gary J. Novinskie
Gary J. Novinskie, Interim Chief Executive Officer, President and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: January 12, 2009	By:	/s/ Gary J. Novinskie
Gary J. Novinskie, Interim Chief Executive Officer, President,
Chief Financial Officer (Principal Financial Officer) and Director

Dated: January 12, 2009	By:	/s/ Richard W. Blackstone
Richard W. Blackstone, Secretary and Controller (Chief Accounting Officer)

Dated: January 12, 2009	By:	/s/ Dov Amir
Dov Amir, Director

Dated: January 12, 2009	By:	/s/ John Gilbert
John Gilbert, Director

Dated: January 12, 2009	By:	/s/ David A. Grady
David A. Grady, Director

Dated: January 12, 2009	By:	/s/ Robert E. Martin
Robert E. Martin, Director

Dated: January 12, 2009	By:	/s/ Charles T. Maxwell
Charles T. Maxwell, Director