Form 10-Q
period 2008-12-31
DALECO RESOURCES CORP
filed 2009-02-19
CIK 746967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 0-12214

DALECO RESOURCES CORPORATION
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	23-2860734 (I.R.S. Employer Identification No.)

17 Wilmont Mews, 5th Floor West Chester, Pennsylvania 19382 (Address of principal executive offices) (Zip Code)	(610) 429-0181 (Registrant’s telephone number including are code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller	Smaller reporting company ☒
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of shares outstanding of the issuer's Common Stock as of January 31, 2009:  43,081,346
Number of shares outstanding of the issuer’s Series B Preferred Stock as of January 31, 2009:  145,000

DALECO RESOURCES CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31 2008	September 30 2008
	(Unaudited)
ASSETS
Current Assets:
Cash and Equivalents	$15,316	$472,912
Accounts Receivable	359,442	474,692
Other Current Assets	7,550	7,424
Total Current Assets	382,308	955,028

Other Assets:
Technology and Patent Rights	6,594,500	6,594,500
Accumulated Amortization	(4,766,527)	(4,622,164)
Net Technology and Patent Rights	1,827,973	1,972,336
Securities Available for Future Sale	1,203	5,510
Restricted Cash Deposits	105,958	105,825
Prepaid Mineral Royalties – Long-term	520,000	490,000
Interest Receivable	138,392	131,387
Total Other Assets	2,593,526	2,705,058

Property, Plant and Equipment:
Oil and Gas Properties, at cost	4,424,512	4,424,512
Accumulated Depreciation, Depletion and Amortization	(3,671,645)	(3,626,795)
Net Oil and Gas Properties	752,867	797,717
Mineral Properties, at cost	12,609,100	12,609,100
Accumulated Depreciation, Depletion and Amortization	(950,000)	(950,000)
Net Mineral Properties	11,659,100	11,659,100
Equipment, Furniture and Fixtures, at cost	79,902	79,902
Accumulated Depreciation	(62,114)	(60,271)
Net Equipment, Furniture and Fixtures	17,788	19,631
Total Net Property, Plant and Equipment	12,429,755	12,476,448

TOTAL ASSETS	$15,405,589	16,136,534

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31 2008	September 30 2008
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$1,695,346	$2,175,950
Federal and State Income Taxes Payable	269,095	264,795
Note Payable - Related Party	45,485	45,485
Premium Finance Note Payable	24,496	2,636
EV&T Note	567,213	567,213
Note Payable - First Regional Bank – Current Portion	15,000	99,970
CAMI Notes	514,881	514,881
Accrued Interest Expense	634,645	603,499
Accrued Dividends Payable	1,655,242	1,626,004
Accrued Expense Reimbursements	19,051	20,293
Accrued Bonus Expense	1,373,831	1,373,831
Accrued Salary Expense	973,382	986,698
Total Current Liabilities	7,787,667	8,281,255

Note Payable – First Regional Bank – Long-term Portion	58,015	—

TOTAL LIABILITIES	7,845,682	8,281,255

SHAREHOLDERS’ EQUITY:
Preferred Stock – 20,000,000 shares authorized
Series A Preferred Stock (outstanding: none)	—	—
Series B Preferred Stock – par value of $0.01 per share (outstanding: 145,000 shares)	1,450	1,450
Common Stock – 100,000,000 shares authorized – par value of $0.01 per share (outstanding: 43,081,346 shares)	430,813	430,813
Additional Paid in Capital	45,140,873	45,118,409
Accumulated Deficit	(37,432,732)	(37,119,203)
Subscriptions Receivable	(576,000)	(576,000)
Accumulated Other Comprehensive Loss	(4,497)	(190)
TOTAL SHAREHOLDERS’ EQUITY	7,559,907	7,855,279

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$15,405,589	$16,136,534

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31
	2008	2007
Revenues:
Oil and Gas Sales	$126,326	$179,114
Royalty Receipts	4,200	3,429
Mineral Sales	2,417	1,155
Well Management Revenue	65,700	57,815
Total Operating Revenues	198,643	241,513

Expenses:
Lease Operating Expenses - Oil and Gas	40,056	52,907
Exploration Expenses - Minerals	—	3,502
Operating Expenses and Other Costs - Minerals	19,259	44,992
Production and Severance Taxes – Oil and Gas	7,670	10,037
Depreciation, Depletion and Amortization	191,056	240,155
General and Administrative Expenses	121,323	219,841
Legal and Professional Fees and Expenses	55,956	27,703
Shareholder Information Expenses	3,186	1,330
Amortization of Equity Placement Costs	-	2,829
Total Expenses	438,506	603,296

Other Income (Expense):
Interest and Dividend Income	7,487	21,710
Interest Expense	(51,915)	(39,057)
Total Other Income (Expense), Net	(44,428)	(17,347)

Loss Before Income Taxes	(284,291)	(379,130)
Taxes based on Income	—	—
Net Loss	(284,291)	(379,130)
Preferred Stock Dividends	(29,238)	—
Net Loss Applicable to Common Shareholders	$(313,529)	$(379,130)

Basic and Fully Diluted Net Loss per Share	$(0.01)	$(0.01)
Weighted-average number of shares of Common Stock Outstanding	43,081,346	43,081,346

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(UNAUDITED)

	2008	2007
Cash Flows From Operating Activities:
Net Loss	$(284,291)	$(379,130)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation, Depletion and Amortization	191,056	240,155
Amortization of Equity Placement Costs	—	2,829
Stock-Based Compensation Expense	22,464	62,107
Changes in Operating Assets and Liabilities:
Other Current Assets	(126)	—
Pre-paid Mineral Royalties	(30,000)	—
Restricted Cash Deposits	(133)	(1,088)
Receivables	108,245	41,078
Accrued Interest Expense	31,146	28,448
Accounts Payable	(480,604)	(227,661)
Other Accrued Expenses	(10,258)	7,048
Net Cash Used in Operating Activities	(452,501)	(226,214)

Cash Flows From Investing Activities:
Purchases of Fixed Assets	—	—
Net Cash Used in Investing Activities	—	—

Cash Flows From Financing Activities:
Proceeds from Borrowings	21,860	97,475
Payments on Notes and Debt	(26,955)	—
Net Cash Provided By (Used In) Financing Activities	(5,095)	97,475

Net Change in Cash and Equivalents	(457,596)	(128,739)
Cash and Equivalents at Beginning of Year	472,912	224,267
Cash and Equivalents at End of Period	$15,316	$95,528

Supplemental Information:
Income Taxes Paid	$—	$—
Interest Paid	$20,769	$10,447

Supplemental Disclosure of Non-cash Transactions:
Preferred Dividends Not Paid	$29,238	$—

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

DALECO RESOURCES CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

1. Continued Operations and Going Concern

The unaudited consolidated financial statements have been prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. The Company incurred a net loss of $284,291 for the quarter ended December 31, 2008. The ability of the Company to meet its total liabilities of $7,845,682 and to continue as a going concern is dependent upon the availability of future funding, achieving profitability within its mineral segment and ongoing profitability within its oil and gas operations. If the Company is unable to continue as a going concern, there is uncertainty relative to full recoverability of its assets including the $20 million acquisition of Clean Age Minerals, Inc. in September 2000.

The Company will continue to seek out and entertain project specific funding commitments and other capital funding alternatives if and as they become available.

As of December 31, 2008, the Company and certain of its subsidiaries were in default of certain debt obligations and certain employment agreements. The holders of these instruments are working with the Company to achieve the ultimate extinguishment of the obligations.

2. Summary of Significant Accounting Policies

Basis of Presentation

The interim consolidated financial statements are unaudited but, in our opinion, reflect all adjustments necessary for a fair presentation of the results of operations and financial position for such periods in accordance with accounting principles generally accepted in the United Sates for interim financial information and with the instructions to Form 10-Q and Rule 10-1 of Regulation S-X. All such adjustments reflected in the interim consolidated financial statements are considered to be of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2008.

Unless otherwise noted, references to “year” pertain to the Company’s fiscal year, which begins on October 1 and ends on September 30; for example, 2009 refers to fiscal 2009, which is the period from October 1, 2008 to September 30, 2009.

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

Significant Accounting Policies

There were no changes to the Company’s Significant Accounting Policies from those disclosed in our 2008 Annual Report on Form 10-KSB.

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

DALECO RESOURCES CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

RECENTLY ADOPTED ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The Company adopted SFAS 157 as of October 1, 2008 and noted no material impact on the Company’s financial position or results of operations as a result of the adoption.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company adopted SFAS 159 as of October 1, 2008 and noted no material impact on its financial position or results of operations as a result of the adoption.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R revises the principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, and the goodwill acquired in a business combination or gain from a bargain purchase. SFAS 141R also revises the principles and requirements for how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This pronouncement is effective as of the beginning of our 2010 fiscal year. The Company is currently evaluating the impact, if any, that SFAS 141R will have on its financial position or results of operations.

Also in December 2007, the FASB issued SFAS No. 160, “Non-controlling Interest in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This pronouncement is effective as of the beginning of the Company’s 2010 fiscal year. The company is currently evaluating the impact, if any, that SFAS 160 will have on its financial position or results of operations.

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
AS OF DECEMBER 31, 2008 AND 2007

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

In June 2008, the Financial Accounting Standards Board (“FASB”) issued a FASB Staff Position (“FSP”) on the FASB’s Emerging Issues Task Force (“EITF”) Issue No. 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (“FSP EITF 03-06-1”). This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in SFAS No. 128, “Earnings Per Share.” It affects entities that accrue or pay non-forfeitable cash dividends on share-based payment awards during the awards’ service period. FSP EITF 03-06-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and will require a retrospective adjustment to all prior period EPS. The Company is currently evaluating the impact this FSP will have on its calculation and presentation of EPS.

3. Capital Stock

Common Stock

No shares of Common Stock were issued during the quarter ended December 31, 2008.

Series B Preferred Stock

No shares of Series B Preferred Stock were issued or converted to Common Stock during the quarter ended December 31, 2008.

Options and Warrants to Purchase Common Stock

	Number of Options and Warrants	Weighted Average Price per Share
Options and Warrants Outstanding at September 30, 2008	4,260,641	$0.57
Options Expired (1)	(200,000)	$0.43
Options and Warrants Outstanding at December 31, 2008	4,060,641	$0.58

(1)	In December 2008, an option for the purchase of 200,000 shares held by a former Director of the Company expired.

DALECO RESOURCES CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

Summarized information relating to the stock options to purchase Common Stock outstanding as of December 31, 2008, is as follows:

Exercise Price per Share	Number of Shares Underlying Options Unexercised	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)	Number of Shares Underlying Options Exercisable	Weighted Average Exercise Price Per Share
$0.28-$0.85	2,675,000	$0.57	1.17	2,525,000	$0.58

Stock-Based Compensation

During the quarter ended December 31, 2008, options to purchase 200,000 shares of Common Stock expired unexercised. There are options to purchase 2,675,000 shares of Common Stock outstanding as of December 31, 2008, of which 2,450,000 are held by current officers, Directors and employees of the Company (“Insiders”).  The exercise prices for the options held by Insiders range from $0.28 per share to $0.85 per share.

In accordance with the provisions of SFAS 123(R), “Share-Based Payment”, the Company has recorded stock-based compensation expense of $22,464 and $62,107 for the quarters ended December 31, 2008 and 2007, respectively, which is included in General and Administrative Expenses. No tax benefit has been recognized.  The stock-based compensation expense is based on the fair value at the grant date. The fair value of the options was estimated using the Black-Scholes option-pricing model with the following assumptions: risk free interest rates between 3.14% and 4.72%; expected life of three to seven years; and expected volatility between 56% and 184%.

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

Payment of Accrued Dividends

There was no cash dividend payment in respect to the Series B Preferred Stock during the quarters ended December 31, 2008 and 2007.

DALECO RESOURCES CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

5.	Notes Payable

During November 2008, the Company made a principal payment of $25,000 on the $100,000 loan from First Regional Bank and entered into a new note for $75,000 with the bank of which the maturity date is November 18, 2013 and the interest rate is 5.05%. The new note requires monthly payments of principal of $1,250 and interest.

6.	Audit Fee Refund

During the three months ended December 31, 2007, the Company received $42,000 (plus interest) in respect to fees charged by a prior auditor engaged by the Company in fiscal 2004 while such auditor was not registered with the PCAOB.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

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

Results of Operations:

For the three months ended December 31, 2008, compared to the three months ended December 31, 2007:
	Three Months Ended
	2008	2007
Revenues	$198,643	$241,513

Net Loss	$(284,291)	$(379,130)

Oil and Gas Production and Cost Information:
Production:
Oil (Bbl)	1,018	872
Gas (Mcf)	9,026	12,376
Average Price:
Oil (per Bbl)	$57.94	$89.23
Gas (per Mcf)	$7.46	$8.19
Lease Operating Expense and Production Tax per Mcfe	$3.15	$3.57

______
Bbl   = One barrel of oil or condensate
Mcf   = One thousand cubic feet
Mcfe = One thousand cubic feet gas equivalent

The decrease in gas production experienced during the three months ended December 31, 2008 is primarily a result of declines in the gas-oil ratio from certain producing wells operated by the Company in Texas and curtailments resulting from third party maintenance of natural gas pipelines and processing facilities servicing these properties.

The decrease in Lease Operating Expenses and Production Tax per Mcfe is primarily the result of the decrease in Lease Operating Expenses in three months ended December 31, 2008.  Such expenses were greater in the first quarter of the prior fiscal year primarily as a result of the workover expenses incurred to maintain and enhance production of the Company’s properties in Texas.

Minerals Operations

The Company is an Exploration Stage company in respect to its mineral holdings.

Minerals Exploration Expenses

Minerals exploration expenses were $3,502 for the three months ended December 31, 2007. The Company did not incur minerals exploration expenses in first quarter of this fiscal year. These expenses are primarily for costs associated with the exploration and quantification of mineral resources and mineral reserves.

Minerals Operating Expenses and Other Costs

Minerals operating expenses and other costs decreased to $19,259 for the three months ended December 31, 2008 as compared to $44,992 for the first quarter of the prior fiscal year.  The decrease is primarily attributable to certain lease payments related to the calcium carbonate and zeolite properties during the three months ended December 31, 2007.

Depreciation, Depletion and Amortization: Oil and Gas

Depreciation, depletion and amortization (“DD&A”) totaled $46,492 and $43,950 for the three months ended December 31, 2008 and 2007, respectively.

Depreciation, Depletion and Amortization: Minerals

Depreciation, depletion and amortization totaled $ 144,564 and $194,563 for the three months ended December 31, 2008 and 2007, respectively. Such amounts include amortization of Technology and Patent Rights of $144,363.

General and Administrative Expenses

These expenses decreased to $121,323 for the three months ended December 31, 2008 as compared to $219,841 for the three months ended December 31, 2007.  The Company recorded stock-based compensation expense of $22,464 and $62,107 during the three months ended December 31, 2008 and 2007, respectively. See Note 3 of the Notes to Unaudited Consolidated Financial Statements included in this interim report. General and administrative expenses also decreased as a result of the Company’s decreased staff.

Legal and Professional Fees and Expenses

These expenses increased to $55,956 for the three months ended December 31, 2008 as compared to $27,703 for the three months ended December 31, 2007.  The increase is primarily attributed to increased professional fees related to auditing services. During the three months ended December 31, 2007, the Company’s professional fees were reduced by $42,000 which the Company received in respect to fees charged by a prior auditor engaged by the Company in fiscal 2004 while such auditor was not registered with the PCAOB.

Interest Expense

Interest expense increased to $51,915 for the three months ended December 31, 2008, as compared to $39,057 for the three months ended December 31, 2007. This increase is primarily attributable to default interest rates associated with certain debt as the Company has defaulted on certain required payments.

Liquidity and Capital Resources

The Company’s cash flow used in operating activities was $452,501 and $226,214 for the three months ended December 31, 2008 and 2007, respectively. Funds have been and are being deployed in efforts to enhance the commercial viability of the Company’s existing resource assets, to identify potential expansion opportunities and to retire obligations associated with the Company’s assets. The Company’s net cash at December 31, 2008 was $15,316.

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

The Company continues to focus on establishing business and/or financial relationships that will provide the necessary capital to effectively exploit its calcium carbonate and zeolite mineral resource holdings.  With respect to the Company’s zeolite deposit, certain initial small scale tests have progressed to the point where larger scalable pilot tests of commercial applications are to be initiated.

Off-balance Sheet Arrangements

The Company has no “off-balance sheet arrangements” and does not expect to enter into any such arrangements in the foreseeable future.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

None

Item 4.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer/Chief Financial Officer evaluated, with the participation of management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer/Chief Financial Officer has concluded that our disclosure controls and procedures were effective as of December 31, 2008 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

On December 31, 2008, the Company had three employees.  All day-to-day financial matters are overseen by the interim Chief Executive Officer/President/Chief Financial Officer with oversight by the Board of Directors.  All contracting by the Company, for other than everyday items, is done with the approval the entire Board of Directors.

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

The Chief Financial Officer and the Chief Executive Officer, with the assistance of the Audit Committee, have established, consistent with the provisions of Rule 13a-15(f) and Rule 15d-15(f) of the '34 Act, a procedure and check list for the filing of all information and reports required by the Securities and Exchange Act of 1934, as amended and the Sarbanes-Oxley Act ("SOX"). Since the Company employs only three people, as of the filing date, the responsibility for reporting and filing reports falls on the shoulders of the Company's interim Chief Executive Officer/President/Chief Financial Officer In addition to the mandatory filing requirements established by the Securities and Exchange Commission, OTC:BB (the exchange on which the Registrant's stock is traded) and SOX, the Registrant has taken the position that any transaction that could impact the value of the Company or the Company's stock by five percent or greater requires disclosure.   All press releases are published by the Company only after submittal to the Board of Directors and counsel for review, comment and approval.

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

Code of Ethics

The Board of Directors of the Company has adopted a Code of Ethics (see Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2008) for all of the Company's employees, officers and Directors.  Each officer and Director of the Company annually affirms that he has read the Company’s Code of Ethics and agrees to be bound thereby.

Item 4T.	Controls and Procedures.

See Item 4  above.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 1A.	Risk Factors.

Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

 None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

The Company's Common Stock is traded on the Over the Counter Market, Bulletin Board ("OTC:BB") symbol “DLOV.”

Item 6.	Exhibits.

Exhibit Number	Description	Located at

31.1	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.1	Certification of CEO under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.2	Certification of CFO under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

The Registrant incorporates by reference its Exhibit List as attached to its Form 10-KSB for the fiscal year ended September 30, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DALECO RESOURCES CORPORATION

Dated: February 18, 2009	/s/ Gary J. Novinskie
Gary J. Novinskie
Interim Chief Executive Officer, President, Chief
Financial Officer and Director (Principal Executive Officer
and Principal Financial Officer)

Dated: February 18, 2009	/s/ Richard W. Blackstone
Richard W. Blackstone
Secretary and Controller (Principal Accounting Officer)