Form 10-Q
period 2009-03-31
DALECO RESOURCES CORP
filed 2009-05-20
CIK 746967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-12214

DALECO RESOURCES CORPORATION
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	23-2860734 (I.R.S. Employer Identification No.)

17 Wilmont Mews, 5th Floor West Chester, Pennsylvania 19382	(610) 429-0181
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number including are code)

___________________________________________________________________________
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of shares outstanding of the issuer's Common Stock as of April 30, 2009:  43,081,346

Number of shares outstanding of the issuer’s Series B Preferred Stock as of April 30, 2009:  145,000

DALECO RESOURCES CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31 2009	September 30 2008
	(Unaudited)
ASSETS
Current Assets:
Cash and Equivalents	$81,531	$472,912
Accounts Receivable	250,764	474,692
Other Current Assets	7,424	7,424
Total Current Assets	339,719	955,028

Other Assets:
Technology and Patent Rights	6,594,500	6,594,500
Accumulated Amortization	(4,910,890)	(4,622,164)
Net Technology and Patent Rights	1,683,610	1,972,336
Securities Available for Future Sale	253	5,510
Restricted Cash Deposits	105,958	105,825
Prepaid Mineral Royalties – Long-term	520,000	490,000
Interest Receivable	141,428	131,387
Total Other Assets	2,451,249	2,705,058

Property, Plant and Equipment:
Oil and Gas Properties, at cost	4,424,512	4,424,512
Accumulated Depreciation, Depletion and Amortization	(3,716,495)	(3,626,795)
Net Oil and Gas Properties	708,017	797,717
Mineral Properties, at cost	12,609,100	12,609,100
Accumulated Depreciation, Depletion and Amortization	(950,000)	(950,000)
Net Mineral Properties	11,659,100	11,659,100
Equipment, Furniture and Fixtures, at cost	79,902	79,902
Accumulated Depreciation	(63,955)	(60,271)
Net Equipment, Furniture and Fixtures	15,947	19,631
Total Net Property, Plant and Equipment	12,383,064	12,476,448

TOTAL ASSETS	$15,174,032	$16,136,534

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31 2009	September 30 2008
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$1,805,455	$2,175,950
Federal and State Income Taxes Payable	272,395	264,795
Note Payable - Related Party	35,485	45,485
Premium Finance Note Payable	13,550	2,636
EV&T Note	567,213	567,213
Note Payable - First Regional Bank – Current Portion	15,000	99,970
CAMI Notes	514,881	514,881
Accrued Interest Expense	661,399	603,499
Accrued Dividends Payable	1,684,480	1,626,004
Accrued Expense Reimbursements	19,051	20,293
Accrued Bonus Expense	1,373,831	1,373,831
Accrued Salary Expense	960,066	986,698
Total Current Liabilities	7,922,806	8,281,255
Note Payable – First Regional Bank – Long-term Portion	55,000	--
TOTAL LIABILITIES	7,977,806	8,281,255

SHAREHOLDERS’ EQUITY:
Preferred Stock – 20,000,000 shares authorized
Series A Preferred Stock (outstanding: none)	--	--
Series B Preferred Stock – par value of $0.01 per share (outstanding: 145,000 shares)	1,450	1,450
Common Stock – 100,000,000 shares authorized – par value of $0.01 per share (outstanding: 43,081,346 shares)	430,813	430,813
Additional Paid in Capital	45,163,337	45,118,409
Accumulated Deficit	(37,817,927)	(37,119,203)
Subscriptions Receivable	(576,000)	(576,000)
Accumulated Other Comprehensive Loss	(5,447)	(190)
TOTAL SHAREHOLDERS’ EQUITY	7,196,226	7,855,279

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$15,174,032	$16,136,534

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31		Six Months Ended March 31
	2009	2008	2009	2008
Revenues:
Oil and Gas Sales	$74,105	$178,123	$200,431	$357,237
Royalty Receipts	3,900	3,628	8,100	7,057
Mineral Sales	1,208	1,008	3,625	2,163
Well Management Revenue	65,699	66,232	131,399	124,047
Total Operating Revenues	144,912	248,991	343,555	490,504

Expenses:
Lease Operating Expenses - Oil and Gas	67,743	38,539	107,799	91,446
Exploration Expenses - Minerals	--	--	--	3,502
Operating Expenses and Other Costs - Minerals	18,113	15,847	37,372	60,839
Production and Severance Taxes – Oil and Gas	4,604	9,200	12,274	19,237
Depreciation, Depletion and Amortization	191,054	240,156	382,110	480,311
General and Administrative Expenses	115,108	208,230	236,431	428,071
Legal and Professional Fees and Expenses	45,523	117,394	101,479	145,097
Shareholder Information Expenses	16,282	18,456	19,468	19,786
Amortization of Equity Placement Costs	--	2,829	--	5,658
Total Expenses	458,427	650,651	896,933	1,253,947

Other Income (Expense):
Interest and Dividend Income	8,214	9,956	15,701	31,666
Interest Expense	(50,656)	(45,487)	(102,571)	(84,544)
Gain on Sale of Oil and Gas Properties	--	150,000	--	150,000
Total Other Income (Expense), Net	(42,442)	114,469	(86,870)	97,122

Loss Before Income Taxes	(355,957)	(287,191)	(640,248)	(666,321)
Taxes based on Income	--	--	--	--
Net Loss	(355,957)	$(287,191)	(640,248)	(666,321)
Preferred Stock Dividends	(29,238)	--	(58,476)
Net Loss Applicable to Common Shareholders	$(385,195)	$(287,191)	$(698,724)	$(666,321)

Basic and Fully Diluted Net Loss per Share	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Weighted-average number of shares of Common Stock Outstanding	43,081,346	43,081,346	43,081,346	43,081,346

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	2009	2008
Cash Flows From Operating Activities:
Net Loss	$(640,248)	$(666,321)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation, Depletion and Amortization	382,110	480,311
Amortization of Discount on Note Payable	--	4,680
Amortization of Equity Placement Costs	--	5,658
Stock-Based Compensation Expense	44,928	129,603
Gain on Sale of Oil and Gas Properties	--	(150,000)
Changes in Operating Assets and Liabilities:
Receivables	213,887	40,146
Other Current Assets	--	(254)
Pre-paid Mineral Royalties	(30,000)	--
Restricted Cash Deposits	(133)	(1,384)
Accounts Payable	(370,495)	(130,246)
Accrued Interest Expense	57,900	57,083
Other Accrued Expenses	(20,274)	15,636
Net Cash Used in Operating Activities	(362,325)	(195,380)

Cash Flows From Investing Activities:
Purchases of Fixed Assets	--	--
Net Cash Used in Investing Activities	--	--

Cash Flows From Financing Activities:
Proceeds from Borrowings	21,860	87,817
Payments on Notes and Debt	(50,916)	--
Net Cash Provided By (Used In) Financing Activities	(29,056)	87,817

Net Change in Cash and Equivalents	(391,381)	(107,563)
Cash and Equivalents at Beginning of Year	472,912	224,267
Cash and Equivalents at End of Period	$81,531	$116,704

Supplemental Information:
Income Taxes Paid	$--	$--
Interest Paid	$44,671	$22,619

Supplemental Disclosure of Non-cash Transactions:
Receivable from Sale of Oil and Gas Properties	$--	$150,000
Discount on Note Payable Resulting from Issuance of Warrants to Purchase Common Stock	$--	$18,720
Preferred Dividends Not Paid	$58,476	$--

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

DALECO RESOURCES CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009

1. Continued Operations and Going Concern

The unaudited consolidated financial statements have been prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. The Company incurred a net loss of $640,248 for the six months ended March 31, 2009. The ability of the Company to meet its total liabilities of $7,977,806 and to continue as a going concern is dependent upon the availability of future funding, achieving profitability within its mineral segment and ongoing profitability within its oil and gas operations. If the Company is unable to continue as a going concern, there is uncertainty relative to full recoverability of its assets including the $20 million acquisition of Clean Age Minerals, Inc. in September 2000.

The Company will continue to seek out and entertain project specific funding commitments and other capital funding alternatives if and as they become available.

As of March 31, 2009, the Company and certain of its subsidiaries were in default of certain debt obligations and certain employment agreements. The holders of these instruments are working with the Company to achieve the ultimate extinguishment of the obligations.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 and Rule 10-01 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the consolidated financial statements included in the Company’s annual report on Form 10-KSB of Daleco Resources Corporation for the year ended September 30, 2008. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited consolidated financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended September 30, 2008, included in the Company’s annual report on Form 10-KSB (“2008 Annual Report”).

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

DALECO RESOURCES CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009

Significant Accounting Policies

There were no changes to the Company’s Significant Accounting Policies from those disclosed in our 2008 Annual Report.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments.  The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company will include the required disclosures in its quarter ending June 30, 2009 report.

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”. Further, the FASB removed the subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS No. 141(R). The requirements of this FSP carry forward without significant revision the guidance on contingencies of SFAS No. 141, “Business Combinations”, which was superseded by SFAS No. 141(R). The FSP also eliminates the requirement to disclose an estimate of the range of possible outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB requires that entities include only the disclosures required by SFAS No. 5. This FSP shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

DALECO RESOURCES CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009

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

DALECO RESOURCES CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009

3. Capital Stock

Common Stock

No shares of Common Stock were issued during the six months ended March 31, 2009.

Series B Preferred Stock

No shares of Series B Preferred Stock were issued or converted to Common Stock during the quarter ended March 31, 2009.

Options and Warrants to Purchase Common Stock

	Number of Options and Warrants	Weighted Average Price per Share
Options and Warrants Outstanding at September 30, 2008	4,260,641	$0.57
Options Expired (1)	(200,000)	$0.43
Options and Warrants Outstanding at March 31, 2009	4,060,641	$0.58

(1)	In December 2008, an option for the purchase of 200,000 shares held by a former Director of the Company expired.

Summarized information relating to the stock options to purchase Common Stock outstanding as of March 31, 2009, is as follows:

Exercise Price per Share	Number of Shares Underlying Options Unexercised	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)	Number of Shares Underlying Options Exercisable	Weighted Average Exercise Price Per Share
$0.28-$0.85	2,675,000	$0.57	1.17	2,525,000	$0.58

Stock-Based Compensation

During the six months ended March 31, 2009, options to purchase 200,000 shares of Common Stock expired unexercised. There are options to purchase 2,675,000 shares of Common Stock outstanding as of March 31, 2009, of which 2,450,000 are held by current officers, Directors and employees of the Company (“Insiders”).  The exercise prices for the options held by Insiders range from $0.28 per share to $0.85 per share.

DALECO RESOURCES CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009

In accordance with the provisions of SFAS 123(R), “Share-Based Payment”, the Company has recorded stock-based compensation expense of $44,928 and $129,603 for the six months ended March 31, 2009 and 2008, respectively, which is included in General and Administrative Expenses. No tax benefit has been recognized.  The stock-based compensation expense is based on the fair value at the grant date. The fair value of the options was estimated using the Black-Scholes option-pricing model with the following assumptions: risk free interest rates between 3.14% and 4.72%; expected life of three to seven years; and expected volatility between 56% and 184%.

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

Payment of Accrued Dividends

There was no cash dividend payment in respect to the Series A or B Preferred Stocks during the six months ended March 31, 2009 and 2008.

5.	Notes Payable

During November 2008, the Company made a principal payment of $25,000 on the $100,000 loan from First Regional Bank and entered into a new note for $75,000 with the bank of which the maturity date is November 18, 2013 and the interest rate is 5.05%. The new note requires monthly payments of principal of $1,250 and interest.

6.	Property and Equipment

The Company periodically reviews the carrying value of its property and equipment for impairment as required under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. Based on its assessment, considering that the Company’s mineral business is still under the exploration stage, management believes that no impairment of its property and equipment is necessary during this quarter ended March 31, 2009.

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

Results of Operations:

For the three and six months ended March 31, 2009 and 2008:

	Three Months Ended March 31		Six Months Ended March 31
	2009	2008	2009	2008
Revenues	$144,912	$248,991	$343,555	$490,504
Net Loss	$(355,957)	$(287,191)	$(640,248)	$(666,321)
Oil and Gas Production and Cost Information:
Production:
Oil (Bbl)	791	634	1,809	1,506
Gas (Mcf)	9,141	13,509	18,167	25,885
Average Price:
Oil (per Bbl)	$40.18	$93.52	$50.17	$91.04
Gas (per Mcf)	$4.63	$8.80	$6.04	$8.50
Lease Operating Expense and Production Tax per Mcfe	$5.21	$2.76	$4.14	$3.17

Bbl   = One barrel of oil or condensate
Mcf   = One thousand cubic feet
Mcfe = One thousand cubic feet gas equivalent

The decrease in gas production experienced during the three and six months ended March 31, 2009 is primarily a result of wells being “off-line” for repair, declines in the producing gas-oil ratio from certain producing wells operated by the Company in Texas and curtailments resulting from third party maintenance of natural gas pipelines and processing facilities servicing these properties. The increase in Lease Operating Expenses and Production Tax per Mcfe is primarily the result of the base well/lease operating costs being applied to the reduced production volumes for the three and six months ended March 3 1, 2009. The reduction in oil and gas operating revenues during the three and six months ended March 31, 2009 is the result of the decline in production volumes and the significant declines in the price received by the Company for the crude oil and natural gas sold during period as compared to prior year’s three and six month period.

Minerals Operations

The Company is an Exploration Stage company in respect to its mineral holdings.

Minerals Exploration Expenses

Minerals exploration expenses were $3,502 for the six months ended March 31, 2008. The Company did not incur minerals exploration expenses during the first two quarters of fiscal 2009. These expenses were primarily for costs associated with the exploration and quantification of mineral resources and mineral reserves.

Minerals Operating Expenses and Other Costs

Minerals operating expenses and other costs totaled $18,113 and $37,372 for the three and six months ended March 31, 2009, respectively, and $15,847 and $60,839 for the comparable periods of fiscal year 2008.  The decrease is primarily attributable to certain lease payments related to the calcium carbonate and zeolite properties during the prior fiscal periods.

Depreciation, Depletion and Amortization: Oil and Gas

Depreciation, depletion and amortization (“DD&A”) totaled $46,691 and $93,384 for the three and six months ended March 31, 2009, respectively, and $43,950 and $87,900 for the comparable periods of fiscal year 2008.

Depreciation, Depletion and Amortization: Minerals

Depreciation, depletion and amortization totaled $144,363 and $288,726 for the three and six months ended March 31, 2009, respectively, and $194,563 and $389,126 for the comparable periods of fiscal year 2008. Such amounts include amortization of Technology and Patent Rights of $144,363 and $288,726 in the three and six month periods of each fiscal year, respectively.

General and Administrative Expenses

These expenses totaled $115,108 and $236,431 for the three and six months ended March 31, 2009, respectively, and $208,230 and $428,071 for the comparable periods of fiscal year 2008.  The Company recorded stock-based compensation expense of $22,464 and $44,928 for the three and six months ended March 31, 2009, respectively, and $67,496 and $129,603 for the comparable periods of fiscal year 2008. See Note 3 of the Notes to Unaudited Consolidated Financial Statements included in this interim report. General and administrative expenses also decreased as a result of the Company’s decreased staff.

Legal and Professional Fees and Expenses

These expenses totaled $45,523 and $101,479 for the three and six months ended March 31, 2009, respectively, and $117,394 and $145,097 for the comparable periods of fiscal year 2008.  The decrease is primarily attributed to decreased professional fees related to auditing services. During the six months ended March 31, 2008, the Company’s professional fees were reduced by $42,000 which the Company received in respect to fees charged by a prior auditor engaged by the Company in fiscal 2004 while such auditor was not registered with the PCAOB.

Interest Expense

Interest expense totaled $50,656 and $102,571 for the three and six months ended March 31, 2009, respectively, and $45,487 and $84,544 for the comparable periods of fiscal year 2008.   This increase is primarily attributable to default interest rates associated with certain debt as the Company has defaulted on certain required payments.

Liquidity and Capital Resources

The Company’s cash flow used in operating activities was $362,325 and $195,380 for the six months ended March 31, 2009 and 2008, respectively. Funds have been and are being deployed in efforts to enhance the commercial viability of the Company’s existing resource assets, to identify potential expansion opportunities and to retire obligations associated with the Company’s assets. The Company’s net cash at March 31, 2009 was $81,531.

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

During December 2007, Sonata Investment Company, Ltd. loaned the Company $75,000 which the Company used to satisfy certain delinquent vendor payables (see Note 5 of the Notes to Unaudited Consolidated Financial Statements included in this interim report). This note was repaid in May 2008 with a portion of the proceeds from the sale of the Pennsylvania properties (see below).

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

The efforts of the Company and Tecumseh Professional Associates LLC to develop the Sierra Kaolin deposit are progressing. The venture’s efforts to commercialize the Sierra Kaolin deposit have focused on an initial target area encompassing approximately 32 acres out of the project’s 2,740 acres. The test minerals extracted from the target area have been processed into product formulations determined by independent consultants to be suitable for coatings, fillers and pigments for use within the paint and paper manufacturing industries. The analysis results of the processed minerals with respect to its physical properties such as but not limited to, brightness, color, opacity, oil absorption have indicated that commercially viable products can be produced from the deposit’s extracted minerals.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer/Chief Financial Officer evaluated, with the participation of management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer/Chief Financial Officer has concluded that our disclosure controls and procedures were effective as of March 31, 2009 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

On March 31, 2009, the Company had three employees.  All day-to-day financial matters are overseen by the interim Chief Executive Officer/President/Chief Financial Officer with oversight by the Board of Directors.  All contracting by the Company, for other than everyday items, is done with the approval the entire Board of Directors.

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

The Chief Financial Officer/Chief Executive Officer, with the assistance of the Audit Committee, established, consistent with the provisions of Rule 13a-15(f) and Rule 15d-15(f) of the '34 Act, a procedure and check list for the filing of all information and reports required by the Securities and Exchange Act of 1934, as amended and the Sarbanes-Oxley Act ("SOX"). Since the Company employs only three people, as of the filing date, the responsibility for reporting and filing reports falls on the shoulders of the Company's Chief Executive Officer/President/Chief Financial Officer In addition to the mandatory filing requirements established by the Securities and Exchange Commission, OTC:BB (the exchange on which the Registrant's stock is traded) and SOX, the Registrant has taken the position that any transaction that could impact the value of the Company or the Company's stock by five percent or greater requires disclosure.   All press releases are published by the Company only after submittal to the Board of Directors and counsel for review, comment and approval.

The Company's internal controls over financial reporting and record maintenance have been developed by the Company as approved by the Board of Directors.  These procedures are for the detailed and accurate recordation of all transactions in which the Company is involved and the disposition of assets. They provide reasonable assurance that the transactions recorded permit the accurate preparation of financial statements in accordance with generally accepted accounting principals and that receipt and expenditures of the Company are being made only in accordance with authorization of management.  The controls provide reasonable assurances regarding the prevention and timely detection of unauthorized use of Company assets and acquisition or disposition of the Company's assets that could have a material effect on the Company's financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

 None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

On April 8, 2009, the Company held its Annual Meeting of Shareholders.  The following matters were voted upon at such meeting:

a.	Election of Directors for a term expiring in 2009:

Name of Nominee	For	Withheld
Dov Amir	30,523,648	--
Lord Gilbert [John}	29,725,992	--
David A. Grady	30,291,471	--
Carl A. Haessler	30,624,742	200,000
Robert E. Martin	31,564,549	--
Charles T. Maxwell	30,578,046	--
Gary J. Novinskie	30,449,922	--

b.	Proposal to Ratify the Selection of Vasquez & Company, LLP, as the Company’s Independent Registered Public Accounting Firm for the fiscal year ending September 30, 2009:

For	Against	Abstain
31,456,464	1,093,264	--

Item 5. Other Information.

The Company's Common Stock is traded on the Over the Counter Market, Bulletin Board ("OTC:BB") symbol “DLOV.”

Item 6. Exhibits.

Exhibit Number	Description	Located at
10.22	Second Amendment to Loan Agreement dated December 31, 2003	Filed Herewith

31.1	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.1	Certification of CEO under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.2	Certification of CFO under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

The Registrant incorporates by reference its Exhibit List as attached to its Form 10-KSB for the fiscal year ended September 30, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DALECO RESOURCES CORPORATION

Dated: May 19, 2009	/s/ Gary J. Novinskie
Gary J. Novinskie Interim Chief Executive Officer, President, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial Officer)

Dated: May 19, 2009	/s/ Richard W. Blackstone
Richard W. Blackstone Principal Accounting Officer