Form 10-Q
period 2009-06-30
DALECO RESOURCES CORP
filed 2009-08-19
CIK 746967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                     to

Commission File Number 0-12214

DALECO RESOURCES CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	23-2860734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17 Wilmont Mews, 5th Floor West Chester, Pennsylvania 19382	(610) 429-0181
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number including are code)

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
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of shares outstanding of the issuer's Common Stock as of July 31, 2009:  44,081,346
Number of shares outstanding of the issuer’s Series B Preferred Stock as of July 31, 2009:  145,000

DALECO RESOURCES CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30 2009	September 30 2008
	(Unaudited)
ASSETS
Current Assets:
Cash and Equivalents	$55,639	$472,912
Accounts Receivable	263,764	474,692
Other Current Assets	7,424	7,424
Total Current Assets	326,827	955,028

Other Assets:
Technology and Patent Rights	6,594,500	6,594,500
Accumulated Amortization	(5,055,253)	(4,622,164)
Net Technology and Patent Rights	1,539,247	1,972,336
Securities Available for Future Sale	1,552	5,510
Restricted Cash Deposits	105,958	105,825
Prepaid Mineral Royalties – Long-term	420,000	490,000
Interest Receivable	146,095	131,387
Total Other Assets	2,212,852	2,705,058

Property, Plant and Equipment:
Oil and Gas Properties, at cost	4,424,512	4,424,512
Accumulated Depreciation, Depletion and Amortization	(3,761,345)	(3,626,795)
Net Oil and Gas Properties	663,167	797,717
Mineral Properties, at cost	9,877,128	12,609,100
Accumulated Depreciation, Depletion and Amortization	(95,000)	(950,000)
Net Mineral Properties	9,782,128	11,659,100
Equipment, Furniture and Fixtures, at cost	79,902	79,902
Accumulated Depreciation	(65,797)	(60,271)
Net Equipment, Furniture and Fixtures	14,105	19,631
Total Net Property, Plant and Equipment	10,459,400	12,476,448

TOTAL ASSETS	$12,999,079	$16,136,534

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

DALECO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30 2009	September 30 2008
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$1,878,290	$2,175,950
Federal and State Income Taxes Payable	275,695	264,795
Note Payable - Related Party	30,485	45,485
Premium Finance Note Payable	6,483	2,636
EV&T Note	567,213	567,213
Note Payable - First Regional Bank – Current Portion	15,000	99,970
CAMI Notes	514,881	514,881
Accrued Interest Expense	698,780	603,499
Accrued Dividends Payable	1,713,400	1,626,004
Accrued Expense Reimbursements	19,051	20,293
Accrued Bonus Expense	1,373,831	1,373,831
Accrued Salary Expense	950,500	986,698
Total Current Liabilities	8,043,609	8,281,255
Note Payable – First Regional Bank – Long-term Portion	51,250	--
TOTAL LIABILITIES	8,094,859	8,281,255

SHAREHOLDERS’ EQUITY:
Preferred Stock – 20,000,000 shares authorized
Series A Preferred Stock (outstanding: none)	--	--
Series B Preferred Stock – par value of $0.01 per share (outstanding: 145,000 shares)	1,450	1,450
Common Stock – 100,000,000 shares authorized – par value of $0.01 per share (outstanding: 2009 - 44,081,346; 2008 - 43,081,346 shares)	440,813	430,813
Additional Paid in Capital	45,252,072	45,118,409
Accumulated Deficit	(40,209,967)	(37,119,203)
Subscriptions Receivable	(576,000)	(576,000)
Accumulated Other Comprehensive Loss	(4,148)	(190)
TOTAL SHAREHOLDERS’ EQUITY	4,904,220	7,855,279

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,999,079	$16,136,534

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30			Nine Months Ended June 30
	2009	2008		2009	2008
Revenues:
Oil and Gas Sales	$71,158		$276,921	$271,589	$634,158
Royalty Receipts	2,325		5,692	10,425	12,749
Mineral Sales	1,209		1,208	4,834	3,371
Well Management Revenue	59,395		68,293	190,794	192,340
Total Operating Revenues	134,087		352,114	477,642	842,618

Expenses:
Lease Operating Expenses - Oil and Gas	43,492		53,465	151,291	144,911
Exploration Expenses - Minerals	--		6,000	--	9,502
Operating Expenses and Other Costs - Minerals	93,046		26,434	130,418	87,273
Production and Severance Taxes – Oil and Gas	4,235		13,317	16,509	32,554
Depreciation, Depletion and Amortization	191,055		240,154	573,165	720,465
General and Administrative Expenses	91,563		150,465	327,994	578,536
Legal and Professional Fees and Expenses	31,418		42,076	132,897	187,173
Shareholder Information Expenses	17,910		12,035	37,378	31,821
Amortization of Equity Placement Costs	--		2,829	--	8,487
Total Expenses	472,719		546,775	1,369,652	1,800,722

Other Income (Expense):
Interest and Dividend Income	4,689		8,591	20,390	40,257
Interest Expense	(52,205)		(80,182)	(154,776)	(164,726)
Loss on Abandonment of Mineral Property	(1,976,972)		--	(1,976,972)	--
Gain on Sale of Oil and Gas Properties	--		250,000	--	400,000
Total Other Income (Expense), Net	(2,024,488)		178,409	(2,111,358)	275,531

Loss Before Income Taxes	(2,363,120)		(16,252)	(3,003,368)	(682,573)
Taxes based on Income	--		--	--	--
Net Loss	(2,363,120)		(16,252)	(3,003,368)	(682,573)
Preferred Stock Dividends	(28,920)		--	(87,396)	--
Net Loss Applicable to Common Shareholders	$(2,392,040)		$(16,252)	$(3,090,764)	$(682,573)

Basic and Fully Diluted Net Loss per Share	$(0.06)	$	(--)	$(0.07)	$(0.02)
Weighted-average number of shares of Common Stock Outstanding	43,257,170		43,081,346	43,139,954	43,081,346

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

DALECO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	2009	2008
Cash Flows From Operating Activities:
Net Loss	$(3,003,368)	$(682,573)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation, Depletion and Amortization	573,165	720,465
Amortization of Discount on Note Payable	--	18,720
Amortization of Equity Placement Costs	--	8,487
Stock-Based Compensation Expense	53,663	162,086
Non-cash Charge for Issuance of Securities	90,000	--
Loss on Abandonment of Mineral Property	1,976,972	--
Gain on Sale of Oil and Gas Properties	--	(400,000)
Changes in Operating Assets and Liabilities:
Receivables	196,220	(185,002)
Other Current Assets		--
Pre-paid Mineral Royalties	(30,000)	--
Restricted Cash Deposits	(133)	(1,954)
Accounts Payable	(297,660)	(125,638)
Accrued Interest Expense	95,281	86,420
Other Accrued Expenses	(26,540)	13,626
Net Cash Used in Operating Activities	(372,400)	(385,363)

Cash Flows From Investing Activities:
Receipts from Sale of Oil and Gas Properties	--	350,000
Net Cash Used in Investing Activities	--	350,000

Cash Flows From Financing Activities:
Proceeds of Notes Payable	21,860	102,171
Payments on Other Notes and Debt	(66,733)	(94,319)
Net Cash Provided By (Used In) Financing Activities	(44,873)	7,852

Net Change in Cash and Equivalents	(417,273)	(27,511)
Cash and Equivalents at Beginning of Year	472,912	224,267
Cash and Equivalents at End of Period	$55,639	$196,756

Supplemental Information:
Income Taxes Paid	$--	$--
Interest Paid	$59,495	$39,327
Supplemental Disclosure of Non-cash Transactions:
Receivable from Sale of Oil and Gas Properties	$--	$50,000
Discount on Note Payable Resulting from Issuance of Warrants to Purchase Common Stock	$--	$18,720
Issuance of Securities for Services Performed	$90,000	$--
Preferred Dividends Not Paid	$87,396	$--

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

DALECO RESOURCES CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009

1.	Continued Operations and Going Concern

The unaudited consolidated financial statements have been prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. The Company incurred a net loss of $3,003,368 for the nine months ended June 30, 2009. The ability of the Company to meet its total liabilities of $8,094,859 and to continue as a going concern is dependent upon the availability of future funding, achieving profitability within its mineral segment and ongoing profitability within its oil and gas operations. If the Company is unable to continue as a going concern, there is uncertainty relative to full recoverability of its assets including the $20 million acquisition of Clean Age Minerals, Inc. in September 2000.

The Company will continue to seek out and entertain project specific funding commitments and other capital funding alternatives if and as they become available.

As of June 30, 2009, the Company and certain of its subsidiaries were in default of certain debt obligations and certain employment agreements. The holders of these instruments are working with the Company to achieve the ultimate extinguishment of the obligations.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 and Rule 10-01 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the consolidated financial statements included in the Company’s annual report on Form 10-KSB of Daleco Resources Corporation for the year ended September 30, 2008. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2009, are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited consolidated financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended September 30, 2008, included in the Company’s annual report on Form 10-KSB (“2008 Annual Report”).

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
AS OF JUNE 30, 2009

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

Fair Value Measurements

The Company’s only financial instruments are (a) cash, securities available for future sale, and short-term trade receivables, payables and debt for which the carrying amounts approximate fair values, and (b) long-term debt.  Based on the borrowing rates currently available to the Company for long-term bank loans with similar terms and average maturities, the carrying amount of long-term debt approximates fair value of $66,250 at June 30, 2009.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” Replaces SFAS No. 162, establishes the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. On the effective date for financial statements issued for interim and annual periods ending after September 15, 2009, the Codification will supersede all then–existing non-SEC accounting and reporting standards. The Company has determined that the adoption of SFAS No. 168 will not have an impact on the financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB interpretation No. 46(R),” establishes how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated. This statement improves financial reporting by enterprises involved with variable interest entities, which addresses the effects on certain provisions of FASB interpretation No. 46, “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in FASB No. 166, “Accounting for Transfers of Financial Assets,” and constituent concerns about the application of certain key provisions of Interpretation 46(R). SFAS No. 167 is effective for annual periods beginning after November 15, 2009. This statement is effective for the Company beginning October 1, 2010 and is expected to have no material impact on the financial statements.

DALECO RESOURCES CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets,” which is an amendment of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” requires entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets. This statement will improve the relevance, representation faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets. It will also take into account the effects of a transfer on its financial position, financial performance, and cash flows, and a transferor’s continuing involvement. SFAS No. 166 is effective for annual periods beginning after November 15, 2009.  This statement is effective for the Company beginning October 1, 2010 and is expected to have no material impact on the financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. The statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted this statement and has adequately disclosed subsequent events in the financial statements.

In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. FSP No. FAS 115-2 and FAS 124-2 improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The effective date for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted.  The adoption of this FSP did not have an impact on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”. Further, the FASB removed the subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS No. 141(R). The requirements of this FSP carry forward without significant revision the guidance on contingencies of SFAS No. 141, “Business Combinations”, which was superseded by SFAS No. 141(R). The FSP also eliminates the requirement to disclose an estimate of the range of possible outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB requires that entities include only the disclosures required by SFAS No. 5. This FSP shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.   This statement is effective for the Company beginning October 1, 2009 and is expected to have no material impact on the financial statements.

DALECO RESOURCES CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009

On December 31, 2008, the SEC published final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the Petroleum Resource Management System, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, permitting disclosure of probable and possible reserves, and changes to the pricing used to determine reserves based on a 12-month average price rather than a period end spot price. The average is to be calculated using the first-day-of-the-month price for each of the 12 months that make up the reporting period. The new rules are effective for annual reports for fiscal years ending on or after December 31, 2009. Early adoption is not permitted. This statement is effective for the Company beginning October 1, 2010 and  is currently assessing the impact that the adoption will have on its consolidated financial statements and disclosures.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R revises the principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, and the goodwill acquired in a business combination or gain from a bargain purchase. SFAS 141R also revises the principles and requirements for how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  It is effective for the Company beginning October 1, 2009 and is expected to have no material impact on the financial statements.

Also in December 2007, the FASB issued SFAS No. 160, “Non-controlling Interest in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  It is effective for the Company beginning October 1, 2009 and is expected to have no material impact on the financial statements.

In June 2008, the Financial Accounting Standards Board (“FASB”) issued a FASB Staff Position (“FSP”) on the FASB’s Emerging Issues Task Force (“EITF”) Issue No. 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (“FSP EITF 03-06-1”). This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in SFAS No. 128, “Earnings Per Share.” It affects entities that accrue or pay non-forfeitable cash dividends on share-based payment awards during the awards’ service period. FSP EITF 03-06-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and will require a retrospective adjustment to all prior period EPS. This FSP is effective for the Company beginning October 1, 2009 and is currently evaluating the impact this FSP will have on its calculation and presentation of EPS.

DALECO RESOURCES CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009

3.	Capital Stock

Common Stock

During June 2009, the Company issued 1,000,000 shares of Common Stock to William Smith, a consultant to the Company, in exchange for $90,000 of services associated with product testing and the identification of potential markets for the Company’s product, ReNugen™, at $0.09 per share pursuant to Rule 701 under the Securities Act of 1933, as amended.

Series B Preferred Stock

No shares of Series B Preferred Stock were issued or converted to Common Stock during the nine months ended June 30, 2009.

Options and Warrants to Purchase Common Stock

	Number of Options and Warrants	Weighted Average Price per Share
Options and Warrants Outstanding at September 30, 2008	4,260,641	$0.57
Options and Warrants Expired	(1,213,336)	$0.62
Options and Warrants Outstanding at June 30, 2009	3,047,305	$0.55

Summarized information relating to the stock options to purchase Common Stock outstanding as of June 30, 2009, is as follows:

Exercise Price per Share	Number of Shares Underlying Options Unexercised	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)	Number of Shares Underlying Options Exercisable	Weighted Average Exercise Price Per Share
$0.28-$0.75	2,225,000	$0.55	0.84	2,125,000	$0.56

Stock-Based Compensation

During the nine months ended June 30, 2009, options to purchase 650,000 shares of Common Stock expired unexercised. There are options to purchase 2,225,000 shares of Common Stock outstanding as of June 30, 2009, of which 2,000,000 are held by current officers, Directors and employees of the Company (“Insiders”).  The exercise prices for the options held by Insiders range from $0.28 per share to $0.75 per share.

In accordance with the provisions of SFAS 123(R), “Share-Based Payment”, the Company has recorded stock-based compensation expense of $53,663 and $162,086 for the nine months ended June 30, 2009 and 2008, respectively, which is included in General and Administrative Expenses. No tax benefit has been recognized.  The stock-based compensation expense is based on the fair value at the grant date. The fair value of the options was estimated using the Black-Scholes option-pricing model with the following assumptions: risk free interest rates between 3.14% and 4.72%; expected life of three to seven years; and expected volatility between 56% and 184%.

DALECO RESOURCES CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009

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

Payment of Accrued Dividends

There was no cash dividend payment in respect to the Series A or B Preferred Stocks during the nine months ended June 30, 2009 and 2008.

4.	Notes Payable

During November 2008, the Company made a principal payment of $25,000 on the $100,000 loan from First Regional Bank and entered into a new note for $75,000 with the bank of which the maturity date is November 18, 2013 and the interest rate is 5.05%. Consistent with the provisions of the Note, the Company has been making  monthly payments of principal of $1,250 and interest. The current balance of the Note is $ 66,250.

5.	Property and Equipment

 The Company periodically reviews the carrying value of its property and equipment for impairment as required under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. During the quarter ended June 30, 2009, the Company determined that additional efforts to develop its calcium carbonate minerals in New Mexico were no longer warranted. Accordingly, the Company charged-off the mineral net book value ($1,876,972) and prepaid royalties ($100,000) in respect to the property during such quarter. The loss on abandonment of the calcium carbonate property totaled $1,976,972.

6.	Subsequent Events

(a)
During July 2009, the Company offered a Private Placement under the provisions of Regulation D promulgated under the Securities Act of 1933, as amended  (the “2009 Private Placement”). Private Placement consists of up to Five Hundred Thousand Dollars ($500,000) of 7.25% Convertible Debentures (“Debentures” or “Debenture”).  The Debentures offered by the Company, are five (5) year instruments maturing on July 30, 2014, bearing interest at Seven and one quarter percent (7.25%) per annum on the balance outstanding from time to time.  Interest will commence to accrue immediately upon issuance of the Debentures and will be paid quarterly on each September 30, December 31, March 31 and June 30, which the Debentures are outstanding.  Payment of principal will commence on September 30 following the second anniversary of the Closing Date of this Offering.  The Company's fiscal year ends on September 30. The Company extended the offering period for the Debentures until September 15, 2009, at the request of potential investors.

DALECO RESOURCES CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(b)
The Company gave notice to NZ Travertine, LLC, in August, 2009, of its election not to renew the Company’s Calcium Carbonate lease in Cibola County, New Mexico. (See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Minerals Operating Expenses and Other Costs, Loss on Abandonment.)

(c)
Management performed an evaluation of Company activity through August 19, 2009, the date the unaudited consolidated financial statements were issued.  The Company concluded that there are no other significant subsequent events requiring disclosure.

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

Results of Operations:

For the three and nine months ended June 30, 2009 and 2008:

	Three Months Ended June 30		Nine Months Ended June 30
	2009	2008	2009	2008
Revenues	$134,087	$352,114	$477,642	$842,618
Net Loss	$(2,363,120)	$(16,252)	$(3,003,368)	$(682,573)
Oil and Gas Production and Cost Information:
Production:
Oil (Bbl)	544	1,109	2,353	2,615
Gas (Mcf)	9,540	10,348	27,707	36,233
Average Price:
Oil (per Bbl)	$55.88	$120.58	$51.49	$103.57
Gas (per Mcf)	$4.27	$13.84	$5.43	$10.03
Lease Operating Expense and Production Tax per Mcfe	$3.73	$3.93	$4.01	$3.42
_____
Bbl   = One barrel of oil or condensate
Mcf   = One thousand cubic feet
Mcfe = One thousand cubic feet gas equivalent

The decrease in gas production experienced during the three and nine months ended June 30, 2009 is primarily a result of wells being “off-line” for repair, declines in the producing gas-oil ratio from certain producing wells operated by the Company in Texas and curtailments resulting from third party maintenance of natural gas pipelines and processing facilities servicing these properties. The increase in Lease Operating Expenses and Production Tax per Mcfe is primarily the result of the base well/lease operating costs being applied to the reduced production volumes for the nine months ended June 30, 2009. The reduction in oil and gas operating revenues during the three and nine months ended June 30, 2009 is the result of the decline in production volumes and the significant declines in the price received by the Company for the crude oil and natural gas sold during period as compared to prior year’s three and nine month periods.

Minerals Operations

The Company is an Exploration Stage company in respect to its mineral holdings.

Minerals Exploration Expenses

Minerals exploration expenses were $9,502 for the nine months ended June 30, 2008. The Company did not incur minerals exploration expenses during the first three quarters of fiscal 2009. These expenses were primarily for costs associated with the exploration and quantification of mineral resources and mineral reserves.

Minerals Operating Expenses and Other Costs

Minerals operating expenses and other costs totaled $93,046 and $130,418 for the three and nine months ended June 30, 2009, respectively, and $26,434 and $87,273 for the comparable periods of fiscal year 2008.  The increase is primarily attributable to the charge of $90,000 during the quarter ended June 30, 2009 related to the issuance of Common Stock in exchange for services. During June 2009, the Company issued 1,000,000 shares of Common Stock to William Smith, a consultant to the Company, in exchange for $90,000 of services for the marketing of and development of a market for the Company’s product, ReNugen™, at $0.09 per share.

Loss on Abandonment

During the quarter ended June 30, 2009, the Company determined that additional efforts to develop its calcium carbonate minerals in New Mexico were no longer warranted. Accordingly, the Company charged-off the mineral net book value ($1,876,972) and prepaid royalties ($100,000) in respect to the property during such quarter. The loss on abandonment of the calcium carbonate property totaled $1,976,972.

Depreciation, Depletion and Amortization: Oil and Gas

Depreciation, depletion and amortization (“DD&A”) totaled $46,692 and $140,076 for the three and nine months ended June 30, 2009, respectively, and $45,591 and $136,776 for the comparable periods of fiscal year 2008.

Depreciation, Depletion and Amortization: Minerals

Depreciation, depletion and amortization totaled $144,363 and $433,089 for the three and nine months ended June 30, 2009, respectively, and $194,563 and $583,689 for the comparable periods of fiscal year 2008. Such amounts include amortization of Technology and Patent Rights of $144,363 and $433,089 in the three and nine month periods of each fiscal year, respectively.

General and Administrative Expenses

These expenses totaled $91,563 and $327,994 for the three and nine months ended June 30, 2009, respectively, and $150,465 and $578,536 for the comparable periods of fiscal year 2008.  The Company recorded stock-based compensation expense of $8,735 and $53,663 for the three and nine months ended June 30, 2009, respectively, and $32,483 and $162,086 for the comparable periods of fiscal year 2008. General and administrative expenses also decreased as a result of the Company’s decreased staff.

Legal and Professional Fees and Expenses

These expenses totaled $31,418 and $132,897 for the three and nine months ended June 30, 2009, respectively, and $42,076 and $187,173 for the comparable periods of fiscal year 2008.  The decrease is primarily attributed to decreased professional fees related to auditing services. During the nine months ended June 30, 2008, the Company’s professional fees were reduced by $42,000 which the Company received in respect to fees charged by a prior auditor engaged by the Company in fiscal 2004 while such auditor was not registered with the PCAOB.

Interest Expense

Interest expense totaled $52,205 and $154,776 for the three and nine months ended June 30, 2009, respectively, and $80,182 and $164,726 for the comparable periods of fiscal year 2008.

Liquidity and Capital Resources

The Company’s cash flow used in operating activities was $372,400 and $385,363 for the nine months ended June 30, 2009 and 2008, respectively. Funds have been and are being deployed in efforts to enhance the commercial viability of the Company’s existing resource assets, to identify potential expansion opportunities and to retire obligations associated with the Company’s assets. The Company’s net cash at June 30, 2009 was $55,639.

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

During July 2009, the Company offered a Private Placement under the provisions of Regulation D promulgated under the Securities Act of 1933, as amended (the “2009 Private Placement”). Private Placement consists of up to Five Hundred Thousand Dollars ($500,000) of 7.25% Convertible Debentures (“Debentures” or “Debenture”).  The Debentures offered by the Company, are five (5) year instruments maturing on July 30, 2014, bearing interest at Seven and one quarter percent (7.25%) per annum on the balance outstanding from time to time.  Interest will commence to accrue immediately upon issuance of the Debentures and will be paid quarterly on each September 30, December 31, March 31 and June 30, which the Debentures are outstanding.  Payment of principal will commence on September 30 following the second anniversary of the Closing Date of this Offering.  The Company's fiscal year ends on September 30. The Company extended the offering period for the Debentures until September 15, 2009, at the request of potential investors.

Commercialization of Existing Assets

During the quarter ended June 30, 2009, the Company determined that additional efforts to develop its calcium carbonate minerals in New Mexico were no longer warranted. The Company continues to pursue plans to commercialize its kaolin and zeolite projects which are critical for the Company to achieve profitability and establishing the Company as a market innovator in industrial minerals. Those plans have progressed from the data acquisition and analysis phase into ongoing mineral processing and facility design phase. The Company and its current partner and potential other partners are actively investigating various commercial applications for its mineral based products.

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

The venture, with the assistance of its consultants, has begun technical presentations of the product formulations to entities active on both the demand and supply sides of the coatings, fillers and pigments sectors of the paint and paper industries. Preliminary feedback from these initial presentations has been encouraging and has led to follow-up discussions and submission of product samples for prospective application testing. The final results of these inquiries and testing are expected over the next several months. Tecumseh, as the project’s manager, is proceeding with its efforts to prepare the mineral deposit site for production. These efforts include the submittal of the required regulatory filings and follow-up meetings with the representatives of the various regulatory agencies responsible for the issuance of the extraction permit for the project. Work continues on product identification and process flow sheet design and is expected to be completed in the next few months.

The Company continues to focus on establishing business and/or financial relationships that will provide the necessary capital to effectively exploit its zeolite mineral resource holdings.  With respect to the Company’s zeolite deposit, certain initial small scale tests have progressed to the point where larger scalable pilot tests of commercial applications are to be initiated.

Off-balance Sheet Arrangements

The Company has no “off-balance sheet arrangements” and does not expect to enter into any such arrangements in the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer/Chief Financial Officer evaluated, with the participation of management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer/Chief Financial Officer has concluded that our disclosure controls and procedures were effective as of June 30, 2009 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

On June 30, 2009, the Company had three employees.  All day-to-day financial matters are overseen by the interim Chief Executive Officer/President/Chief Financial Officer with oversight by the Board of Directors.  All contracting by the Company, for other than everyday items, is done with the approval the entire Board of Directors.

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

Item 5. Other Information.

The Company's Common Stock is traded on the Over the Counter Market, Bulletin Board ("OTC:BB") symbol “DLOV.”

Item 6. Exhibits.

Exhibit
Number	Description – Located at

10.22	Second Amendment to Loan Agreement dated December 31, 2003 – Located at Exhibit 10.22 to the Company’s Form 10-Q for the Quarter Ended March 31, 2009

31.1	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002 - Filed Herewith

31.2	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002 - Filed Herewith

32.1	Certification of CEO under Section 906 of the Sarbanes-Oxley Act of 2002 - Filed Herewith

32.2	Certification of CFO under Section 906 of the Sarbanes-Oxley Act of 2002 - Filed Herewith

The Registrant incorporates by reference its Exhibit List as attached to its Form 10-KSB for the fiscal year ended September 30, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DALECO RESOURCES CORPORATION

Dated: August 19, 2009	/s/ Gary J. Novinskie
Gary J. Novinskie
Interim Chief Executive Officer, President, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial Officer)

Dated: August 19, 2009	/s/ Richard W. Blackstone
Richard W. Blackstone
Principal Accounting Officer