Form 10-K
period 2009-09-30
DALECO RESOURCES CORP
filed 2010-01-15
CIK 746967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009

☐] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to

Commission File Number 0-12214

DALECO RESOURCES CORPORATION
(Name of small business issuer in its charter)
Nevada	23-2860734
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

17 Wilmont Mews, 5th Floor, West Chester, Pennsylvania	19382
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including are code: (610) 429-0181
Securities registered under Section 12(b) of the Act: None
Securities registered under Section 12(g) of the Act:

Common Shares, Par Value $.01
(Title of Class)

Indicate by check mark if the registrant is a well seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒
Aggregate market value of the voting and non-voting common equity held by non-affiliates on March 31, 2009, was approximately $3,764,500, computed by reference to the average bid and asked price of such common equity.

Number of shares outstanding of each of the registrant’s classes of common stock as of December 15, 2009: 45,100,811

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed for its 2010 Annual Meeting of Shareholders (“2010 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.  Business.

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

The Natural Resources Exchange, Inc. and Sustainable Forest Industries, Inc. are dormant companies that have conducted no business in the past five fiscal years.

The Company's assets consist of two separate categories: oil and gas and non-metallic minerals. The Company owns a United States Patent related to its minerals.

The Company is a Nevada corporation and its Articles provide for authorized capital stock of 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

The Company, through its wholly owned subsidiaries, Westland Resources Corporation, DRI Operating Company and Deven Resources, Inc., owns and operates oil and gas properties in the States of Texas and West Virginia. The Company owns overriding royalty interests in (i) two wells and undeveloped acreage in the Commonwealth of Pennsylvania and (ii) one well in Texas.

The Company does not refine any crude oil or market, at retail, any oil or petroleum products.  The Company does not own any drilling rigs.  All of its drilling activities are performed by independent drilling contractors on a contract basis.

Deven Resources, Inc. (“DRI”) is the managing general partner of Deerlick Royalty Partners L.P., a Delaware limited partnership, which owns overriding royalty interests in the Deerlick Coalbed Methane Field, Tuscaloosa, Alabama.  DRI is also the sole shareholder of DRI Operating Company which operates wells and has oil and gas interests in the State of West Virginia and in the Commonwealth of Pennsylvania.

As of September 30, 2009, the Company owned working interests in 28 wells in the States of Texas and West Virginia. The Company also owned overriding royalty interests in seventy wells in the Deerlick Coalbed Methane Field, Tuscaloosa, Alabama, through Deerlick Royalty Partners L.P. Throughout the twelve month period beginning October 1, 2008 and ending September 30, 2009, the Company has experienced an average decrease of 48% in the unit of production weighted average sales price it received for its oil and gas products as compared to the twelve month period beginning October 1, 2007 and ending September 30, 2008..

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

Property Acquisition and Disposition

During fiscal 2009, the Company did not acquire or dispose of any oil and gas properties or drilling prospects. Within the oil and gas sector, the Company faces competition from entities possessing substantially larger financial resources and staffs.  The demand for domestically produced oil and gas remains high and should remain at these levels in the foreseeable future especially in light of worldwide demand, the turmoil in the Middle East, decreased production form Central America and political instability in South America.  Domestic and increasing world demands, especially in the Pacific Basin, for crude oil and natural gas will continue to increase. The domestic oil industry is subject to the fluctuations inherent in the global energy industry.  Pricing for domestic natural gas is not as volatile as is the pricing for crude oil.  Natural gas and crude oil prices have fluctuated on the spot market and each is a commodity traded on the mercantile exchange. However, most of the Company’s products (natural gas and crude) are sold under contracts that provide the Company with competitive pricing within its operating areas.

During fiscal 2010, the Company intends to continue to focus on: (i) identifying niche acquisition and developmental opportunities within the oil and gas sector that can be economically exploited, and (ii) identifying third parties who will either individually or in conjunction with the Company develop the Company’s undeveloped leasehold interests or form other joint ventures.

Marketing and Production Oil and Gas, Delivery Commitment

The Company does not refine or engage in retail sales of any petroleum products. All of its production is sold, at the wellhead, to a variety of customers, which include pipelines, oil and gas gathering firms and other purchasers, pursuant to written agreements. Generally, sales of oil and gas are made at prevailing market prices or tied to a benchmark price under long-term contracts.  Typically, oil purchase agreements are of short duration, and provide for market sensitive pricing, while gas contracts are of a longer duration and less sensitive to rapid market fluctuations. The Company is a party to two long-term gas sales contracts, which may be terminated on short notice if a price adjustment is unacceptable to the Company. The Company is not obligated to provide a fixed and determinable quantity of oil and/or gas under existing contracts or agreements.

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

Customers

The following table identifies the Company’s customers who purchased in excess of five percent (5%) of the Company’s oil or gas during the fiscal year ended September 30, 2009:

Name and Location of Purchaser		Percentage
Gulfmark Energy, Inc.	Houston, Texas	42%
ETC Texas Pipeline, Ltd.(1)	San Antonio, Texas	41%
Volunteer Energy Services, Inc.	Pickerington, Ohio	16%

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

Production

The following table summarizes the Company’s net oil and gas production for the periods indicated, shown in barrels (“Bbls”) and, thousand cubic feet (“Mcf”):
	Fiscal Year Ended September 30
	2009	2008 (1)
Texas:
Oil (Bbls)	2,880	3,724
Gas (Mcf)	26,235	33,778
Average Bbls/day	8	10
Average Mcf/day	72	93
Pennsylvania:
Gas (Mcf)	-	2,682
Average Mcf/day	-	7
West Virginia:
Gas (Mcf)	13,690	12,326
Average Mcf/day	38	34
TOTALS:
Oil (Bbls)	2,880	3,724
Gas (Mcf)	39,925	48,786
Average Bbls/day	8	10
Average Mcf/day	109	134

(1)	During fiscal 2008, the Company disposed of working interests in certain producing wells in the State of West Virginia and the Commonwealth of Pennsylvania.

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

	Fiscal Year Ended September 30
	2009	2008 (1)
Texas
Average Sale Price Per Bbl	$54.91	$104.87
Average Sale Price Per Mcf	$5.86	$11.09
Pennsylvania
Average Sale Price Per Mcf	-	$9.31
West Virginia
Average Sale Price Per Mcf	$4.82	$9.19
Combined Properties
Average Sale Price Per Bbl	$54.61	$104.87
Average Sale Price Per Mcf	$5.51	$10.51
Average Sale Price Per MCFE	$6.61	$12.70
Average Production Costs per MCFE	$3.71	$4.16

(1)	During fiscal 2008, the Company disposed of working interests in certain producing wells in the State of West Virginia and the Commonwealth of Pennsylvania.

Wells and Acreage

The following tables set forth certain information as of September 30, 2009 and 2008:

Well Count	Gross Wells	Net Wells
Texas	26	9.40
West Virginia	2	0.46
Total	28	9.86

Developed Acreage	Gross Acres	Net Acres
Texas	3,550	1,259
West Virginia	662	156
Total	4,212	1,415

Undeveloped Acreage	Gross Acres	Net Acres
Texas	1,519	554
West Virginia	1,115	276
Total	2,634	830

Drilling Activity

The Company did not participate in the drilling of any exploratory or development wells in fiscal 2009 or 2008.  Such information should not be considered indicative of future performance of prospects of the Company. There is no necessary correlation between the number of producing wells, whether developmental or exploratory, completed during any period and the aggregate reserves or future net income generated.

Proved Reserves

The Company causes to be prepared an annual estimate of its oil and gas reserves. The Company has not filed reserves estimates with any United States authority or agency, other than estimates previously filed with the Securities and Exchange Commission. The following tables set forth the net proved developed and undeveloped reserves of the Company as of September 30, 2009 and 2008.  All of the reserves are located on-shore within the United States.

Reserve estimates for the Company’s properties as of September 30, 2009 and 2008 were taken from reserve reports dated December 31, 2009 and January 3, 2009, respectively, prepared by Hall Energy, Inc. of Magnetic Springs, Ohio, with the figures utilizing constant product prices in accordance with reporting requirements. Hall Energy, Inc. is an independent petroleum engineering concern with an emphasis in the Appalachian and Ohio Basins.

	September 30
	2009	2008 (1)
Net Proved Developed Reserves:
Oil (Bbls)
Texas	12,441	27,550
Gas (Mcf)
Texas	106,526	173,067
Pennsylvania	-	3,072
West Virginia	105,609	141,739
Total	212,135	317,878
Net Proved Undeveloped Reserves:
Oil (Bbls)
Texas	64,238	65,034
Gas (Mcf)
Texas	186,416	188,591

(1)	During fiscal 2008, the Company disposed of working interests in certain producing wells in the state of West Virginia and the Commonwealth of Pennsylvania.

Estimated Future Net Revenues and Present Worth

Estimated future net revenues of the Company’s net oil and gas reserves at the date indicated and the present worth thereof employing a ten percent (10%) discount factor is set forth in the following tabulation:

	September 30
	2009	2008
Future Net Revenues :
Proved Oil and Gas Reserves	$2,779,164	$7,958,528
Proved Developed Oil and Gas Reserves	$669,893	$2,977,544
Present Worth:
Proved Oil and Gas Reserves	$1,851,636	$5,444,845
Proved Developed Oil and Gas Reserves	$492,814	$2,088,371

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

Reserves Reported To Other Agencies

There were no estimates or reserve reports of the Company’s proved domestic net oil or gas reserves filed with any governmental authority or agency other than the Securities and Exchange Commission during the fiscal years ended September 30, 2009 and 2008.

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

General

The mining and marketing of non-metallic industrial minerals is highly competitive; however, the Company believes that the locations and quality of its mineral deposits will benefit its future development and sales efforts. By definition, the Company is an “Exploration Stage” entity in respect to its mineral holdings.  In 2005, the Company contracted Denali Enterprises to review available technical data associated with the quantification of the mineral deposits in connection with the Company’s exploration efforts. Such review reaffirmed the existence of sufficient mineral deposits to continue with such efforts.  The Company’s ability to develop these mineral deposits is dependent on its success in bringing in strategic partners with experience in or a demand for specific minerals and raising capital through third parties.  In fiscal year 2005, the Company entered into two agreements with Tecumseh Professional Associates (“TPA”) for the exploration, exploitation, development and marketing of its Sierra Kaolin and calcium carbonate. By letter dated May 4, 2006, TPA advised the Company of its intent not to continue as the operator of the Company’s Calcium Carbonate lease as of August 4, 2006. As such, the Development and Operating Agreement (Calcium Carbonate) terminated in its entirety. In June 2007, the Company and TPA entered into a Restated Development and Operating Agreement in respect to the Sierra Kaolin. Under the Restated Development and Operating Agreement the Company and TPA continued the evaluation of the Sierra Kaolin (See “Kaolin” below).  Independently, the Company has continued the evaluation of its remaining minerals, zeolite and calcium carbonate.  The Company continues to sell raw zeolite to third parties as animal feed supplement and for other uses and market its zeolite based products such as its ReNuGen™, a product utilized in wastewater treatment applications. At September 30, 2009, the Company was and continues to be involved in discussions with one or more potential joint venture partners for the development and testing of additional zeolite based products and to provide capital for market introduction. During fiscal 2009, the Company determined that additional efforts to develop its calcium carbonate minerals in New Mexico were no longer warranted.

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

Mineralized Materials

Set forth below are the total gross acres, gross acres evaluated and estimated gross quantities of Mineralized Materials associated with the gross acres evaluated for the Company’s kaolin claims in Sierra County, New Mexico, zeolite leases and fee acreage in Presidio County, Texas, and zeolite claims in Beaver County, Utah. These Mineralized Materials were evaluated and estimated by a Competent Person.
State	Mineral	Total Gross Acres	Gross Acres Evaluated	Gross Mineralized Materials (millions of tons)
New Mexico	Kaolin	2,720	264	55.3
Texas	Zeolite	5,200	438	75.7
Utah	Zeolite	220	-	-

Zeolite

Texas - Through September 30, 2009, the Company mined approximately 1,300 tons of material for the preparation of samples and test products. Approximately 70 tons have been sold or distributed as the Company’s trademarked ReNuGen™, a zeolite based, wastewater treatment product. During fiscal 2009, approximately 20 tons were sold for use in certain agricultural oriented products.  The Company has also provided material for various environmental testing and waste purification projects and currently has approximately 1,000 tons available for product processing. During fiscal 2006, the Company initiated a confirmation geologic field mapping project and commenced a resource definition program, as well as a core hole drilling and sampling program to delineate Mineralized Materials in sufficient quantities to support large scale mining operations.   These efforts targeted 438 acres of the 5,200 acres held by the Company which are most likely to be subjected to initial development. During fiscal 2007, KT Minerals, Inc. completed the evaluation of the target area.  KT Minerals, Inc. has identified 75.7 million tons of Mineralized Materials associated with the target area. At September 30, 2008, the Company is also exploring alternatives for the development and marketing of additional zeolite based products for introduction into the industrial and environmental markets.

Utah – As of September 30, 2009, the Company is not conducting any exploration activities on Three Creek zeolite deposit.

Kaolin

The Company has 17 Federal Placer mining claims covering approximately 2,720 acres and 8 Lode claims covering approximately 160 acres covering a portion of its existing holdings. The Company has maintained all of its claims during fiscal year 2009.Through September 30, 2009, the Company did not produce commercial quantities of its Sierra Kaolin. Sierra Kaolin was mined in previous years for testing by prospective customers.  Under its Revised and Restated Agreement with TPA, the pre-development evaluation program of the Company’s Sierra Kaolin claims continued during fiscal year 2009. This program focused on evaluating in detail approximately 173 acres (+/-7%) of the Company’s 2,720 acre mineral claim block which is most likely to be subjected to initial development.  During fiscal 2008, KT Minerals, Inc. identified 55.3 million tons of Mineralized Materials based on a total of 53 verifiable drill holes representing 6,310 feet of subsurface material.

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

KT Minerals, Inc. (“KT”) conducted a re-evaluation of the potential Kaolin Mineralized Materials associated with the project. The KT re-evaluation considered the geologic and compositional data available from prior studies and incorporated the results of the mineral processing study completed by Ginn Mineral Technology, Inc. (“GMT”). Based on the GMT study a greater percentage of the project’s in situ minerals could be processed into marketable material as compared to prior indications. In addition, KT evaluated and expanded the study area outside of the 32 acres encompassed by the TPA coring program to include acreage penetrated by an additional 53 historical core holes from which verifiable data could be obtained. As a result, KT evaluated approximately 264 acres of the project and identified approximately 55.3 million tons of Mineralized Materials.

These mineralized quantities were further classified by KT using the international definition of reserves classification grouping described in Section 9.3 Inventory Category (R26,R28)(E29) of the Minfile Coding Manual as follows:
Classification	Gross Acres Evaluated	Gross Cubic Feet	Gross Tons
Proven	107.5	571,127,610	25,126,600
Probable	69.0	291,852,000	12,839,900
Possible/Inferred	88.0	393,294,000	17,304,000

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

During fiscal 2009, TPA proceeded with the next phase of the project which included: (i) further work to quantify Mineralized Materials; (ii) product identification and development; (iii) detail process flow sheets; and, (iv) equipment specifications, as well as marketing and capital requirements. On December 15, 2009 the Company announced that the proposed Sierra Kaolin Open Pit Clay Mine project has cleared the regulatory review and that the project’s definitive USDA Forest Service Plan of Operations has been approved. This will facilitate the project moving to the next phase. These activities will continue in fiscal 2010.

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

Management of the Company directs the activities pertaining to the Company’s zeolite minerals and participates in the decisions regarding the agreement with TPA in respect to the marketing of its Sierra Kaolin.

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

Mineral Interests

The Company’s activities are subject to Federal and state laws and regulations relating to environmental quality and pollution control as well as safety rules as prescribed by Occupational Safety and Health Administration.  At present, the Company does not intend to engage in mining activities on its own. The Company intends to retain, and has to date retained, the services of outside contractors to carry out such activities (see the agreements with TPA as set forth as Exhibits 10.9, 10.12 and 10.17). The Company believes that such practices will result in substantial savings in the future.  Most of the Company’s mineral interests in New Mexico (kaolin) and Utah (zeolite) are on either Federal land or lands administered by the Bureau of Indian Affairs (“BIA”).  As such, the Company must also comply with the rules and regulations imposed for the development of Federal mining leases or BIA leases.  The Marfa Properties (zeolite) in Texas are on fee and leased acreage and are subject to Federal and state laws and regulations governing open pit extraction.

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

Partnerships

DRI sponsored Deerlick Royalty Partners L.P. (“Partnership”) which was formed in April 1993. As the managing general partner, DRI is subject to full liability for the obligations of the Partnership although it is entitled to indemnification to the extent of the assets of the Partnership. Since “partnership programs” constitute a “security” under the Securities Act of 1933, Deven Resources, Inc. is also subject to potential liability for failure to comply with applicable Federal and state securities laws and regulations.

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

The Terra Silex Agreement provided for the purchase of the common stock in three (3) tranches. At closing, Terra Silex acquired 400,000 shares. The second tranche was to have closed within sixty (60) days, subject to Terra Silex’s satisfactory completion of its due diligence. However, Terra Silex requested an extension.  The second tranche for 400,000 shares did close on November 20, 2001.  The third tranche was to have closed within 60 days of the closing of the second tranche.  On February 15, 2002, Terra Silex advised the Company that it would not fund the third tranche.  As such, the warrant to which Terra Silex was entitled under its stock purchase agreement was capped at 250,000 shares.  This warrant had an exercise price of $1.25 per share and was scheduled to expire on December 31, 2006.  By action of the Board of Directors on December 14, 2006, the expiration date for the Terra Silex Warrant was extended until September 16, 2007. Terra Silex did not exercise its warrant either in whole or in part. These warrants have now expired.

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

Trademarks

The Company has applied for Trademarks governing the CA Series of Products CA-1 through CA-6.  The Company has applied for the trademark for the Company’s “ReNuGen™”, a product used to enhance the efficacy of conventional waste water treatment plants

Employees

At September 30, 2009, the Company had three employees. The Company employs the services of consulting scientists, geologists and engineers, as well as those of nonaffiliated operating companies that conduct the actual oil and gas field operations and mineral extraction/processing.  The Company operates its oil and gas wells in the States of Texas and West Virginia from its Pennsylvania office utilizing contract pumpers to perform actual field operations.  The Company’s non-operated wells are monitored out of the Company’s Pennsylvania office.  The Company’s mineral leases, fee interest and claims are operated by contract mining entities and are monitored by its Pennsylvania office and by TPA under its agreement covering the Company’s Sierra Kaolin.  The Company considers its relations with its consultants to be satisfactory.

Item 1A.  Risk Factors.

Not required as the registrant is a smaller reporting company.

Item 1B.  Unresolved Staff Comments.

Not required as the registrant is a smaller reporting company.

Item 2.  Properties.

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

West Virginia and Pennsylvania

The Company’s hydrocarbon production in the State of West Virginia is in the producing zone of the Oriskany formation of the Appalachian Basin’s Upper Devonian Section. The Company has working interests in two wells in West Virginia for which it acts as operator. The Company owns overriding royalty interests in two wells as well as certain undeveloped acreage in the Commonwealth of Pennsylvania.

Alabama

Deerlick Royalty Partners, L.P., a Delaware limited partnership for which DRI acts as the managing general partner, owns an overriding royalty interest in the Deerlick Creek Field, Tuscaloosa County, Alabama, in the Black Warrior Basin.

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

As is customary in the oil and gas industry, only a preliminary investigation of title is made at the time of acquisition of undeveloped properties. Detailed investigations are generally made, including, in most cases, receiving a title opinion of local counsel, prior to the commencement of drilling operations. A thorough examination of title was performed with respect to substantially all of the Company’s producing properties. Also, prior to the acquisition of properties, the Company has received an opinion of title, satisfactory to counsel to the Company, on a majority (in value) of the assets acquired. The Company believes that it has defensible title to substantially all of its properties.

MINERAL INTERESTS

Minerals Holdings

Through its wholly-owned subsidiary, CAMI, the Company owns leases for, mining claims to and a fee simple interest in non-metallic industrial minerals located in the States of Texas, New Mexico and Utah. Title and rights in the properties are held by CA Properties, Inc. (“CAPI”), a wholly-owned subsidiary of CAMI.

Texas

Marfa Zeolite

CAPI is the lessee under a 5,200 acre lease containing high grade zeolite, located approximately 40 miles south of Marfa, Presidio County, Texas. The lease terms call for royalty payments of $3.00 per ton of zeolite removed from the property with a minimum royalty of $30,000 per year. CAPI has the option to terminate the annual royalty payments by paying a lump sum of $400,000. CAPI owns, in fee, approximately 100 acres of land encompassed by and contained within the bounds of the 5,200 acre zeolite leasehold. During fiscal 2009, the Company paid the minimum royalty of $30,000.

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

New Mexico

Sierra Kaolin

CAPI owns 17 placer mining claims on 2,720 acres and 8 Lode claims covering 160 acres, all located in Sierra County, New Mexico, encompassing its Sierra Kaolin deposit.  The Federal mining claims call for a royalty payment of 7% of net proceeds derived from mining operations.  There is also an overriding royalty interest of 7% out of mining operations payable to the former owner of these leases. $2,125 was paid to the Bureau of Land Management (“BLM”) in 2009 to maintain CAPI’s Federal mineral claims.  TPA paid this in accordance with the provisions of the Sierra Kaolin Operating License.
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

Utah

Beaver Zeolite

CAPI owns 11 placer mining claims (Three Creek) covering approximately 220 acres of zeolite located in Beaver County, Utah. The zeolite in this deposit is also considered high grade.  During fiscal year 2009, the Company paid $1,375 to the Bureau of Land Management to maintain its federal mining claims.

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

Mining

The Company has periodically extracted zeolite from its deposit in Texas through the use of contract miners.  The mining of all of the Company’s mineral deposits is exclusively conducted through surface mining.  The quantities of extracted volumes were commensurate with demands for the minerals and to comply with the Company's lease obligations. The Company, under its agreements with Tecumseh Professional Associates (“TPA”) (see Exhibits 10.12 and 10.17) extracted sufficient quantities of Sierra Kaolin for qualitative and quantitative analysis of the mineral’s commercial properties. All of the extraction of the Company's current mineral holdings is expected to be done by surface mining.  At each of the locations, the areas disturbed by extractive operations have been limited to initial ten acre permit sites in New Mexico and under 100 acres in Texas in accordance with applicable state regulations.

The Company's Texas zeolite deposit will be mined on a periodic basis to meet existing obligations and to support development of new and emerging markets. Initial production of the Company’s Sierra Kaolin has been conducted by TPA for testing. Commercial development and marketing will be conducted in accordance with the Sierra Kaolin Restated Development and Operating Agreement (See Exhibit 10.17). On December 15, 2009 the Company announced that the proposed Sierra Kaolin Open Pit Clay Mine project has cleared the regulatory review and that the project’s definitive USDA Forest Service Plan of Operations has been approved. This will facilitate the project moving to the next phase.

At the present time, as a result of its limited activities on its mineral properties, the Company believes that its share of the reclamation costs currently associated with its activities is less than $50,000.

Item 3.  Legal Proceedings.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2009.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

DESCRIPTION OF SECURITIES

Pursuant to the Company’s Articles of Incorporation, the Company is authorized to issue 100,000,000 shares of common stock, par value $0.01 per share, and 20,000,000 shares of preferred stock, par value of $0.01 per share.  Below is a description of the Company’s outstanding securities, including common stock, preferred stock, options, warrants and debt.

Common Stock

Each holder of the Company’s common stock is entitled to one vote for each share held of record.  Holders of common stock have no preemptive, subscription, conversion, or redemption rights.  Upon liquidation, dissolution or winding-up, the holders of common stock are entitled to receive the Company’s net assets pro rata.  Each holder of common stock is entitled to receive ratably any dividends declared by the board of directors out of funds legally available for the payment of dividends.  The Company has not paid any dividends on its common stock and does not contemplate doing so in the foreseeable future.  The Company anticipates that any earnings generated from operations will be used to finance its growth. As of the fiscal year ended September 30, 2009, the Company had 45,100,811 shares of common stock outstanding.

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock, par value $0.01 per share. As of September 30, 2009, there were: no shares of Series A preferred stock issued and outstanding; 145,000 shares of Series B preferred stock issued and outstanding.

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

2009	High	Low
First Quarter	$0.10	$0.05
Second Quarter	$0.10	$0.06
Third Quarter	$0.14	$0.07
Fourth Quarter	$0.24	$0.10

2008	High	Low
First Quarter	$0.25	$0.13
Second Quarter	$0.25	$0.08
Third Quarter	$0.24	$0.12
Fourth Quarter	$0.13	$0.06

Holders

Common Equity

As of September 30, 2009, the current outstanding amount of shares of common stock was 45,100,811 with approximately 2,000 holders of record (inclusive of brokerage house "street accounts").

Preferred Equity

As of September 30, 2009, there were no Series A Preferred shares issued and outstanding and there were sixteen holders of the 145,000 shares of Series B Preferred Stock issued and outstanding.

Dividends

The Company has never paid a dividend on its common stock.  The Company has no plans to pay any dividends on its common stock in the near future.  The Company intends to retain all earnings, if any, for the foreseeable future for use in its business operations. Dividends have been paid on the Company's Series B Preferred Stock in shares of Common Stock at the time of conversion.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information as of September 30, 2009 regarding equity compensation plans:
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	400,000	$0.38	400,000
Equity compensation plans not approved by security holders	-	-	-
Total	400,000	$0.38	400,000

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

June 2009 Private Placement

In June 2009, the Company commenced a private placement of up to $500,000 of 7.25% convertible debentures.    The debentures are convertible at a conversion price equal to the greater of either $0.14 per share or an amount equal to 80% of the average of the closing bid and ask prices of the Common Stock for the 5 trading days immediately preceding the conversion date.  All of the purchasers of the debentures elected to immediately convert such holdings into Common Stock at an average conversion price of $0.14 per share and, accordingly, the Company has issued 1,019,465 shares of Common Stock as of September 30, 2009. As of September 30, 2009, this private placement raised $128,500 (net of fees and expenses totaling $14,225) for the Company. The Company is utilizing the proceeds of this private placement for general working capital purposes.

Options and Warrants

Options(1) to Purchase Shares of Common Stock

	Fiscal 2009	Fiscal 2008	Fiscal 2007
Outstanding and Exercisable at beginning of period	2,875,000	3,750,000	4,400,000
Granted(2) (3) (4) (5) (6) (7) (8)	-	-	1,000,000
Cancelled	-	-	-
Expired (2) (6) (9) (10) (11) (12) (13)	(2,087,500)	(875,000)	(1,650,000)
Exercised	-	-	-
Outstanding and Exercisable at end of period(14)	787,500	2,875,000	3,750,000

(1)
The Company accounts for all stock-based compensation (options) in accordance with the Financial Accounting Standard Board, or FASB, Accounting Standard Codification, or ASC, Topic 718.  Under ASC 718, the fair value of stock options and compensation costs are measured as of the grant date.

(2)
Richard A. Thibault was granted an option to purchase 500,000 shares of stock at an exercise price of $0.48 per share in his employment contract dated March 10, 2006, but effective as of January 15, 2006. See Exhibit 10.44, attached to the Company’s Form 8-K dated March 13, 2006.  In June 2006, Mr. Thibault voluntarily resigned as an officer of the Company; accordingly, options for the purchase of 300,000 shares of stock (including the option discussed in footnote 5 below) expired during fiscal 2007 and options for the purchase of 250,000 shares of stock expired in fiscal 2009.

(3)
David L. Matz was granted an option to purchase 250,000 shares of stock at an exercise price of $0.47 per share in his employment contract dated January 23, 2006. In March 2008, Mr. Matz voluntarily resigned as an officer of the Company; accordingly, options for the purchase of 75,000 shares of stock (including the option discussed in footnote 5 below) expired during fiscal 2008 and options for the purchase of 37,500 shares of stock expired in fiscal 2009.

(4)
During fiscal 2006, William Pipkin was granted an option to purchase 200,000 shares of stock at an exercise price of $0.43 per share under the Company’s Non-qualified Independent Director Stock Option Plan. In September 2008, Mr. Pipkin voluntarily resigned as a Director of the Company; accordingly, the option expired during fiscal 2009.

(5)
On September 19, 2006, the Board of Directors granted the following officers of the Company options to purchase shares of stock at an exercise price of $.75 per share: Stephan V. Benediktson, 200,000 shares; Nathan K. Trynin, 200,000 shares; Dov Amir, 200,000 shares; Gary J. Novinskie, 200,000 shares; David L. Matz, 50,000 shares; and Richard A. Thibault, 50,000 shares.

(6)
On March 7, 2007, the Board of Directors granted an option to Stephan V. Benediktson for the purchase of 600,000 shares of stock at an exercise price of $0.48 per share. This option expired during fiscal 2008.

(7)	Richard W. Blackstone was granted an option to purchase 200,000 shares of stock at an exercise price of $0.67 per share in his employment contact dated October 4, 2006.

(8)
During fiscal 2007, David A. Grady was granted an option to purchase 200,000 shares of stock at an exercise price of $0.28 per share under the Company’s Non-qualified Independent Director Stock Option Plan.

(9)	On September 30, 2007, an option (held by a former officer of the Company) to purchase 1,000,000 shares of stock expired.

(10)
In August 2007, Stephan V. Benediktson and Nathan K. Trynin voluntarily resigned their respective positions with the Company; accordingly, options to purchase 200,000 shares of stock (the unvested portions of the options discussed in footnote 5 above) expired before September 30, 2007. The balance of their options to purchase of 200,000 shares of stock expired unexercised in November 2007.

(11)
During fiscal 2007, an option (held by a former director of the Company pursuant to the Company’s Non-qualified Independent Director Stock Option Plan) for the purchase of 150,000 shares of stock expired.

(12)
During fiscal 2004, Lord John Gilbert was granted an option to purchase 200,000 shares of stock at an exercise price of $0.85 per share under the Company’s Non-qualified Independent Director Stock Option Plan. The option expired during fiscal 2009.

(13)
During fiscal 2002, Dov Amir and Gary J. Novinskie were each granted an option to purchase 500,000 shares of stock at an exercise price of $0.53 per share.  Options for the purchase of 1,400,000 shares of stock (including the options discussed in footnote 5 above) expired during fiscal 2009.

(14)
Of the options to purchase 787,500 shares outstanding as of September 30, 2009, 600,000 shares are held by current officers, directors and employees of the Company (“Insiders”).  The exercise prices for the options held by Insiders range from $0.28 per share to $0.67 per share.

Warrants to Purchase Shares of Common Stock

Warrants to purchase 822,305 shares of Common Stock are outstanding at September 30, 2009 and consist of the following:

Issuance	Expiration Date	No. of Shares	Exercise Price Per Share
Financing Sources (1)	December 31, 2010	822,305	$0.55
Conley Warrants (2)	February 26, 2008	-	-
Anthony Warrants (2)	February 26, 2009	-	-
TPA Warrants (3)	November 29, 2007	-	-
June 2007 Private Placement Warrants (4)	June 21, 2009	-	-

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

(2)
Conley & Anthony Warrants – On February 27, 2003, warrants to purchase 300,000 shares at a price of $0.13 per share were granted to each of Robert Conley and Bob Anthony in consideration of their consultation and individual expertise in regard to product development and application market identification with regard to the Company’s potential Sierra Kaolin and zeolite products respectively.  Mr. Conley’s warrant expired unexercised on February 26, 2008. On July 3, 2006, Mr. Anthony exercised a portion of his warrant (100,000 shares) and he retained warrants to purchase 200,000 shares. During fiscal 2008, the expiration date for Mr. Anthony’s warrant was extended to February 26, 2009. These warrants expired unexercised.

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

(4)
June 2007 Private Placement Warrants – Under the terms of the June 2007 Private Placement (see Sales of Securities above), investors were issued a warrant to purchase of one share for each two shares of Common Stock purchased in the Private Placement. The warrant is exercisable during the first two years after the close of the Private Placement. These warrants expired unexercised.

Item 6.  Selected Financial Data.

Not required as the registrant is a smaller reporting company.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Annual Report on Form 10-K contains forwarding-looking statements, within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.

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

Results of Operations:

Fiscal year ended September 30, 2009, compared to fiscal year ended September 30, 2008:

	2009	2008
Revenues	$656,048	$1,192,334
Net Loss	$(3,244,941)	$(923,078)
Oil and Gas Production and Cost Information:
Production:
Oil (Bbl)	2,880	3,724
Gas (Mcf)	39,925	48,786
Average price:
Oil (per barrel)	$54.91	$104.87
Gas (per Mcf)	$5.51	$10.51
Lease Operating Expenses and Production Tax per Mcfe	$3.71	$4.16

Bbl =    Barrels of oil
Mcf   = One Thousand cubic feet of gas
Mcfe = One Thousand cubic feet of gas equivalent

The decrease in oil and gas production experienced during fiscal 2009 is primarily a result of wells being “off-line” for repair, declines in the producing gas-oil ratio from certain producing wells operated by the Company in Texas and curtailments resulting from third party maintenance of natural gas pipelines and processing facilities servicing these properties Well management revenue decreased to $263,545 for fiscal 2009 from $267,767 for fiscal 2008

The decrease in Lease Operating Expenses and Production Tax per Mcfe is primarily the result of the decrease in Lease Operating Expenses in fiscal 2009.  Such expenses were greater in fiscal 2008 primarily as a result of the workover expenses incurred to maintain and enhance production of the Company’s properties in Texas.

Minerals Operations

The Company is an Exploration Stage company in respect to its mineral holdings.

Minerals Exploration Expenses

Minerals exploration expenses totaled $7,200 for fiscal 2008. These expenses are primarily for costs associated with the exploration of the mineral deposits and quantification of Mineralized Materials. The Company incurred no such expenses in fiscal 2009.

Minerals Operating Expenses and Other Costs

Minerals operating expenses and other costs increased to $123,411 for fiscal 2009 as compared to $101,567 for fiscal 2008. The amount for fiscal 2009 includes a charge for $90,000 related to the issuance of Common Stock in exchange for services. During June 2009, the Company issued 1,000,000 shares of Common Stock to William Smith, a consultant to the Company, in exchange for the marketing of and development of a market for the Company’s product, ReNuGen™, at $0.09 per share.  During fiscal 2008, the total costs incurred with the calcium carbonate annual lease rental, minimum royalty payment and claim fees amounted to $49,511. The Company did not incur such costs in fiscal 2009 as the Company ceased such payments required by the lease (see “Loss on Abandonment” below).

Loss on Abandonment

During fiscal 2009, the Company determined that additional efforts to develop its calcium carbonate minerals in New Mexico were no longer warranted. Accordingly, the Company charged-off the mineral net book value ($1,876,972) and prepaid royalties ($100,000) in respect to the property during fiscal 2009. The loss on abandonment of the calcium carbonate property totaled $1,976,972.

Depreciation, Depletion and Amortization:  Minerals

Depreciation, depletion and amortization expenses totaled $578,252 for fiscal 2009 as compared to $728,252 for fiscal 2008. Each of such amounts includes amortization of Patent Rights of $577,452.

Depreciation, Depletion and Amortization: Oil and Gas and Other

Depreciation, depletion and amortization (“DD&A”) totaled $185,968 and $182,368 for fiscal 2009 and 2008, respectively.

General and Administrative Expenses

These expenses decreased 45% to $384,390 for fiscal 2009 as compared to $702,256 for fiscal 2008. Stock-based compensation expense is included in general and administrative expenses. The Company recorded stock-based compensation expense for fiscal 2009 and fiscal 2008 of $62,399 and $188,476, respectively (see Note 8 of the Notes to Consolidated Financial Statements). General and administrative expenses also decreased as a result of the Company’s decreased staff.

Legal and Professional Fees and Expenses

These expenses decreased 26% to $189,706 for fiscal 2009 as compared to $256,657 for fiscal 2008.  The decrease is primarily attributed to the decrease in professional fees related to potential acquisitions and resource exploration.

Interest Expense

Interest expense decreased 5% to $232,257 for fiscal 2009 as compared to $244,798 for fiscal 2008.

Gain on Sale of Oil and Gas Properties

During fiscal 2008, gain on sale of oil and gas properties totaled $400,000.

In March 2008, the Company entered into an agreement to sell its interests in certain operated gas wells and related gas gathering system in West Virginia with cash consideration to the Company of $150,000 of which $100,000 was received in April 2008.  The remaining $50,000 is pending awaiting the consent of a joint interest owner in the remaining asset. Revenues and expenses applicable to such assets included in fiscal 2008 periods are not material as the wells had not produced since March 2006. The assets sold had no net book value. Accordingly, the Company recognized gain on sale of oil and gas properties of $150,000 during fiscal 2008.

In May 2008, the Company sold its interests in certain oil and gas properties (primarily undeveloped acreage) in Pennsylvania for $250,000. Revenues and expenses applicable to such assets included in fiscal 2008 are not material as the two gas wells included in the sale were marginal producers. The assets sold had no net book value. Accordingly, the Company recognized gain on sale of oil and gas properties of $250,000 during fiscal 2008.

Liquidity and Capital Resources

The Company’s cash flow used for operating activities was $461,129 for fiscal 2009 and $103,961 for fiscal 2008, respectively. Accounts payable decreased $336,780 during fiscal 2009. During fiscal 2009 and 2008, the Company defaulted on certain required payments including the payment of a portion of the salaries required pursuant to certain employment agreements (see Notes 6, 7, 9, 10 and 11 of the Notes to Consolidated Financial Statements). Funds have been and are being deployed in efforts to enhance the commercial viability of the Company’s existing resource assets, to identify potential expansion opportunities and to retire obligations associated with the Company’s assets. The Company’s net cash at September 30, 2009 totaled $98,336.

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

During December 2007, Sonata Investment Company, Ltd. loaned the Company $75,000 which the Company used to satisfy certain delinquent vendor payables (see Note 8 of the Notes to Consolidated Financial Statements). This note was repaid in May 2008 with a portion of the proceeds from the sale of the Pennsylvania properties (see below).

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

During June 2009, the Company offered a Private Placement under the provisions of Regulation D promulgated under the Securities Act of 1933, as amended (the “2009 Private Placement”). Private Placement consists of up to Five Hundred Thousand Dollars ($500,000) of 7.25% Convertible Debentures (“Debentures” or “Debenture”).  The Debentures offered by the Company, are five (5) year instruments maturing on July 30, 2014, bearing interest at seven and one quarter percent (7.25%) per annum on the balance outstanding from time to time.  Interest will commence to accrue immediately upon issuance of the Debentures and will be paid quarterly on each September 30, December 31, March 31 and June 30, which the Debentures are outstanding.  Payment of principal will commence on September 30 following the second anniversary of the Closing Date of this Offering.  The Company extended the offering period for the Debentures until at the request of potential investors. As of September 30, 2009, this private placement raised $128,500 (net of fees and expenses totaling $14,225) for the Company.  All of the purchasers of the debentures elected to immediately convert such holdings into Common Stock at an average conversion price of $0.14 per share, and accordingly the Company has issued 1,019,465 shares of Common Stock as of September 30, 2009. The Company is utilizing the proceeds of this private placement for general working capital purposes.

Commercialization of Existing Assets

During fiscal 2009, the Company determined that additional efforts to develop its calcium carbonate minerals in New Mexico were no longer warranted. The Company is continuing to pursue plans to commercialize its kaolin and zeolite projects which are critical for the Company to achieve profitability and establishing the Company as a market innovator in industrial minerals. Those plans have progressed from the data acquisition and analysis phase into ongoing mineral processing and facility design phase. The Company and its current partner and potential other partners are actively investigating various commercial applications for its mineral based products.

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

The venture, with the assistance of its consultants, has begun technical presentations of the product formulations to entities active on both the demand and supply sides of the coatings, fillers and pigments sectors of the paint and paper industries. Preliminary feedback from these initial presentations has been encouraging and has led to follow-up discussions and submission of product samples for prospective application testing. The final results of these inquiries and testing are expected over the next several months. Tecumseh, as the project’s manager, is proceeding with its efforts to prepare the mineral deposit site for production. During November 2009, the extraction permit for the project was issued. Work continues on product identification and process flow sheet design and is expected to be completed in the next few months.

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

The SOX requires that a “Disclosure Committee” be established.  This committee considers the materiality of information and determines disclosure obligations on a timely basis.  This committee is the Company’s “watchman” for public disclosures.  The Company has designated the Board of Directors as the Committee.  The Company has three employees and five independent directors.  All parties are intricately involved in the decision making processes at the Company and no disclosure or decision not to disclose information is made without the input of inside management, counsel and the Board of Directors.

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

New Accounting Standards

For details of applicable new accounting standards, please, refer to Note 2 to the Consolidated Financial Statements.

Critical Accounting Policies

General – The preparation of financial statements in accordance with accounting standards generally accepted in the United States requires management to make estimates and assumptions that affect both the recorded values of assets and liabilities at the date of the financial statements and the revenues recognized and expenses incurred during the reporting period. Our estimates and assumptions affect our recognition of deferred expenses, bad debts, income taxes, the carrying value of our long-lived assets and our provision for certain contingencies. We evaluate the reasonableness of these estimates and assumptions continually based on a combination of historical information and other information that comes to our attention that may vary our outlook for the future. Actual results may differ from these estimates under different assumptions.

We suggest that the Summary of Significant Accounting Policies, as described in Note 2 of Notes to Consolidated Financial Statements, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. We believe the critical accounting policies that most impact our consolidated financial statements are described below.

Going Concern – The financial statements have been prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. For the fiscal year ended September 30, 2009, the Company incurred a net loss of $3,221,539. The ability of the Company to meet its total liabilities of $8,096,395 and to continue as a going concern is dependent upon the availability of future funding, achieving profitability within its mineral segment, and ongoing profitability within its oil and gas operations. If the Company is unable to continue as a going concern, there is uncertainty relative to full recoverability of its assets including Clean Age Minerals, Inc.’s acquisition of $20 million.

Fair Value of Financial Instruments – The Company’s only financial instruments are (a) cash, securities available for future sale, and short-term trade receivables, payables, and debt, and (b) long-term debt.  The carrying amounts reported in the accompanying consolidated financial statements for cash, securities available for future sale, and short-term trade receivables, payables and debt approximate fair values because of the immediate nature of short-term maturities of these financial instruments. Based on the borrowing rates currently available to the Company for long-term bank loans with similar terms and average maturities, the carrying amount of long-term debt approximates fair value.

Receivables — In the normal course of business, we extend credit to our customers on a short-term basis. Our principal customers are major oil and natural gas exploration, development and production companies. Credit risks associated with these customers are considered minimal. Dealings with smaller, local companies, particularly with the current difficulties in equity and credit markets, pose the greatest risks. We routinely review our accounts receivable balances and make provisions for doubtful accounts as necessary. Accounts are reviewed on a case by case basis and losses are recognized in the period if we determine it is likely that receivables will not be fully collected. We may also provide a general provision for accounts receivables based on existing economic conditions.

Oil and gas properties – The Company follows the successful efforts method of accounting for the costs of exploration and development activities. Costs of successful exploration wells, development wells, and direct acquisition costs of developed and undeveloped leases containing proved reserves are capitalized and amortized on a unit-of-production method over the life of the related reserves.  Costs of exploratory wells found to be dry are expensed. Support equipment and other property and equipment recorded at cost are amortized using the straight-line method over their estimated useful lives.

Mineral properties – The Company has recorded the acquisition of Clean Age Minerals, Inc., and associated minerals rights at cost.  The Company has not produced large-scale quantities of any of its mineral deposits.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of — Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. At September 30, 2009, we reviewed our long-lived assets and determined no impairment was necessary.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not required as the registrant is a smaller reporting company.

Item 8.  Financial Statements and Supplementary Data.

The following financial statements and schedules are included herein:

Audited Financial Statements and Supplemental Financial Information:

*	Report of Independent Registered Public Accounting Firm

*	Consolidated Balance Sheets

*	Consolidated Statements of Operations

*	Consolidated Statements of Shareholders’ Equity

*	Consolidated Statements of Cash Flow

*	Notes to Consolidated Financial Statements

*	Report of Independent Registered Public Accounting Firm On Supplemental Financial Information

*	Schedule V – Property, Plant and Equipment

*	Schedule VI – Accumulated Depreciation, Depletion and Amortization of Property, Plant and Equipment

Other Supplemental Information (Unaudited):

*	Estimated Net Quantities of Proven Oil and Gas Reserves

*	Standardized Measure of Discounted Future Net Cash Flow from Estimated Production of Proved Oil and Gas Reserves

*	Summary of Changes in Standardized Measure of Discounted Future Net Cash Flows

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Daleco Resources Corporation

We have audited the accompanying consolidated balance sheets of Daleco Resources Corporation and Subsidiaries as of September 30, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Daleco Resources Corporation and Subsidiaries as of September 30, 2009 and 2008, and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Vasquez & Company LLP
Vasquez & Company LLP

Los Angeles, California
January 13, 2010

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2009 AND 2008

	2009	2008
ASSETS
Current Assets:
Cash and Equivalents	$98,336	$472,912
Accounts Receivable, net of allowance for doubtful accounts of none in 2009 and $12,348 in 2008	296,547	474,692
Other Current Assets	7,424	7,424
Total Current Assets	402,307	955,028
Other Assets:
Patent Rights	6,594,500	6,594,500
Accumulated Amortization of Patent Rights	(5,199,616)	(4,622,164)
Net Patent Rights	1,394,884	1,972,336
Securities Available for Future Sale	1,583	5,510
Restricted Cash Deposits	109,041	105,825
Prepaid Mineral Royalties- Long-term	419,879	490,000
Interest Receivable	150,814	131,387
Total Other Assets	2,076,201	2,705,058
Property, Plant and Equipment:
Oil and Gas Properties, at cost	4,424,512	4,424,512
Accumulated Depreciation, Depletion and Amortization	(3,806,195)	(3,626,795)
Net Oil and Gas Properties	618,317	797,717
Mineral Properties, at cost	9,877,128	12,609,100
Accumulated Depreciation, Depletion and Amortization	(95,000)	(950,000)
Net Mineral Properties	9,782,128	11,659,100
Office Equipment, Furniture and Fixtures, at cost	79,902	79,902
Accumulated Depreciation	(67,639)	(60,271)
Net Equipment, Furniture and Fixtures	12,263	19,631
Total Net Property, Plant and Equipment	10,412,708	12,476,448
TOTAL ASSETS	$12,891,216	$16,136,534

SEE ACCOMPANYING AUDITORS’ REPORT AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2009 AND 2008

	2009	2008
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$1,839,170	$2,175,950
Federal and State Income Taxes Payable	277,990	264,795
Note Payable - Related Party	45,485	45,485
Premium Finance Note Payable	-	2,636
EV&T Note	567,213	567,213
Notes Payable – First Regional Bank – Current Portion	15,000	99,970
CAMI Notes	514,881	514,881
Accrued Interest Expense	705,840	603,499
Accrued Preferred Stock Dividends Payable	1,741,895	1,626,004
Accrued Expense Reimbursements	24,990	20,293
Accrued Bonus Expense	1,373,831	1,373,831
Accrued Salary Expense	944,441	986,698
Total Current Liabilities	8,050,736	8,281,255
Notes Payable – First Regional Bank – Long-term Portion	45,659	-
TOTAL LIABILITIES	8,096,395	8,281,255
SHAREHOLDERS’ EQUITY
Preferred Stock – 20,000,000 shares authorized
Series A Preferred Stock (outstanding: none)	-	-
Series B Convertible Preferred Stock – par value $0.01 per share (2009 and 2008 - 145,000 shares outstanding)	1,450	1,450
Common Stock – 100,000,000 shares authorized – par value $0.01 per share (outstanding: 2009 – 45,100,811 shares; 2008 – 43,081,346 shares)	451,008	430,813
Additional Paid in Capital	45,402,515	45,118,409
Accumulated Deficit	(40,480,035)	(37,119,203)
Subscriptions Receivable	(576,000)	(576,000)
Accumulated Other Comprehensive Loss	(4,117)	(190)
TOTAL SHAREHOLDERS’ EQUITY	4,794,821	7,855,279
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,891,216	$16,136,534

SEE ACCOMPANYING AUDITORS’ REPORT AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

	2009	2008
Revenues:
Oil and Gas Sales	$378,006	$903,256
Well Management Revenue	263,545	267,767
Royalty Receipts	7,948	16,731
Mineral Sales	6,549	4,580
Total Operating Revenues	656,048	1,192,334
Expenses:
Lease Operating Expenses - Oil and Gas	189,384	246,245
Exploration Expenses - Minerals	-	7,200
Operating Expenses and Other Costs - Minerals	123,411	101,567
Production and Severance Taxes – Oil and Gas	23,111	49,359
Depreciation, Depletion and Amortization	764,220	910,620
General and Administrative Expenses	384,390	702,256
Legal and Professional Fees and Expenses	189,706	256,657
Shareholder Information Expenses	40,922	33,986
Amortization of Equity Placement Costs	-	11,151
Total Expenses	1,715,144	2,319,041
Loss From Operations	(1,059,096)	(1,126,707)
Other Income (Expense):
Interest and Dividend Income	23,384	48,427
Interest Expense	(232,257)	(244,798)
Gain on Sale of Oil and Gas Properties	-	400,000
Loss on Abandonment of Mineral Property	(1,976,972)	-
Total Other Income (Expense), Net	(2,185,845)	203,629
Loss Before Income Taxes	(3,244,941)	(923,078)
Taxes based on Income	-	-
Net Loss	(3,244,941)	(923,078)
Preferred Stock Dividends	(115,891)	(23,089)
Net Loss Applicable to Common Shareholders	$(3,360,832)	$(946,167)
Basic and Fully Diluted Net Loss per share	$(0.08)	$(0.02)
Weighted-average number of shares of Common Stock Outstanding	43,486,219	43,081,346

SEE ACCOMPANYING AUDITORS’ REPORT AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

	Series B Convertible Preferred Stock		Common Stock		Additional		Subscrip-	Accumulated Other Compre-	Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	tions Receivable	hensive Loss	Shareholders’ Equity
Balance, September 30, 2007	145,000	$1,450	43,081,346	$430,813	$44,911,213	$(36,173,036)	$(576,000)	$-	$8,594,440
Issuance of Stock Purchase Warrants					18,720				18,720
Other Comprehensive Loss								(190)	(190)
Stock-based Compensation Expense					188,476				188,476
Preferred Dividends						(23,089)			(23,089)
Net Loss						(923,078)			(923,078)
Balance, September 30, 2008	145,000	1,450	43,081,346	430,813	45,118,409	(37,119,203)	(576,000)	(190)	7,855,279
Issuance of Common Stock Pursuant to Private Placement			989,286	9,893	114,382				124,275
Issuances of Stock For Services Performed			1,000,000	10,000	80,000				90,000
Issuance of Stock for Equity Placement Services			30,179	302	3923				4,225
Other Comprehensive Loss								(3,927)	(3,927)
Stock-based Compensation Expense					62,399				62,399
Interest Expense Resulting from Beneficial Conversion Feature of Convertible Debentures					23,402				23,402
Preferred Dividends						(115,891)			(115,891)
Net Loss						(3,244,941)			(3,244,941)
Balance, September 30, 2009	145,000	$1,450	45,100,811	$451,008	$45,402,515	$(40,480,035)	$(576,000)	$(4,117)	$4,794,821

SEE ACCOMPANYING AUDITORS’ REPORT AND  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

	2009	2008
Cash Flows From Operating Activities:
Net Loss	$(3,244,941)	$(923,078)
Adjustments to Reconcile Net Loss to Net Cash Used In Operations:
Depreciation, Depletion and Amortization	764,220	910,620
Amortization of Equity Placement Costs	-	11,151
Amortization of discount on note	-	18,720
Provision for Bad Debts	-	12,348
Non-cash Charge for Issuance of Securities	90,000	-
Non-cash Charge as Interest Expense	23,402	-
Stock Based Compensation Expense	62,399	188,476
Gain on Sale of Assets	-	(400,000)
Loss on Abandonment of Mineral Property	1,976,972	-
Changes in Operating Assets and Liabilities:
Other Current Assets		-
Pre-paid Mineral Royalties	(29,879)	(30,000)
Restricted Cash Deposits	(3,216)	38,153
Receivables	158,718	(80,151)
Accounts Payable	(336,780)	12,111
Accrued Interest Expense	102,341	138,953
Other Accrued Expenses	(24,365)	(1,264)
Net Cash Used in Operating Activities	(461,129)	(103,961)
Cash Flows From Investing Activities:
Proceeds from Sale of Oil and Gas Assets	-	350,000
Net Cash Provided By Investing Activities	-	350,000
Cash Flows From Financing Activities:
Payments on Notes and Debt	(63,807)	(99,565)
Proceeds from Borrowings	21,860	102,171
Proceeds of Equity Issuances	128,500	-
Net Cash Provided By Financing Activities	86,553	2,606
Net Change in Cash and Equivalents	$(374,576)	$248,645

SEE ACCOMPANYING AUDITORS’ REPORT AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

	2009	2008
Net Change in Cash and Equivalents	$(374,576)	$248,645
Cash and Equivalents at Beginning of Year	472,912	224,267
Cash and Equivalents at End of Year	$98,336	$472,912

Supplemental Information:
Income Taxes Paid	$-	$-
Interest Paid	$48,899	$48,809

Supplemental Disclosure of Non-cash Transactions:
Preferred Dividends Accrued, Not Paid	$115,891	$23,089
Issuance of Common Stock for Services Performed	$94,225	$-
Interest Expense Resulting from Beneficial Conversion Feature of Convertible Debentures	$23,402	$-
Receivable from Sale of Oil and Gas Properties	$-	$50,000
Discount on Note Payable Resulting from Issuance of Stock Purchase Warrants	$-	$18,720

SEE ACCOMPANYING AUDITORS’ REPORT AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

1.	CONTINUED OPERATIONS

The financial statements have been prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. For the fiscal year ended September 30, 2009, the Company incurred a net loss of $3,244,941. The ability of the Company to meet its total liabilities of $8,096,395 and to continue as a going concern is dependent upon the availability of future funding, achieving profitability within its mineral segment and ongoing profitability within its oil and gas operations. If the Company is unable to continue as a going concern, there is uncertainty relative to full recoverability of its assets including Clean Age Minerals, Inc.’s acquisition of $20 million.

The Company will continue to seek out and entertain project specific funding commitments and other capital funding alternatives if and as they become available.

As of September 30, 2009, the Company and certain of its subsidiaries were in default of certain debt and other obligations (see Notes 6, 7, 9, 10 and 11 below). The holders of these instruments are working with the Company to achieve the ultimate extinguishment of the obligations.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company is primarily engaged in the exploration for minerals and oil and gas activities.  We follow accounting standards set by the Financial Accounting Standard Board, commonly referred to as “FASB”. The FASB sets generally accepted accounting principles (“GAAP”) that we follow to ensure we consistently report our financial condition, results of operations, and cash flows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification, sometimes referred to as the “Codification” or “ASC”. Prior FASB standards like FASB 13, Accounting for Leases, are no longer being issued by the FASB. Leases are addressed at FASB ASC Topic 840.

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

The consolidated financial statements of Daleco Resources Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles and include the accounts of Daleco Resources Corporation, its wholly-owned subsidiaries and their wholly-owned subsidiaries: Westlands Resources Corporation (“WRC”), Sustainable Forest Industries, Inc., Deven Resources, Inc., DRI Operating Company (“DRIOP”), Tri-Coastal Energy, Inc., Clean Age Minerals, Inc. (“CAMI”), CA Properties, Inc., and The Natural Resources Exchange, Inc. Sustainable Forest Industries, Inc. and The Natural Resources Exchange, Inc. are inactive.

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

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

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

d.	Site Restoration, Dismantlement and Abandonment Costs

An asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset is required to be recognized as a liability in the period in which it is incurred and becomes determinable. Under this method, when liabilities for dismantlement and abandonment costs, excluding salvage values, are initially recorded, the carrying amount of the related assets (mineral, oil and natural gas properties) is increased. The fair value of the ARO asset and liability is measured using expected future cash outflows discounted at the credit-adjusted risk-free interest rate. Accretion of the liability is recognized each period using the interest method of allocation, and the capitalized cost is depleted over the useful life of the related asset.  The estimated residual salvage values are taken into account in determining amortization and depreciation rates.

The Company has not accrued any costs associated with the potential abandonment and restoration of producing wells and mining deposits as the salvage value of the Company’s producing wells or mining deposits is expected to exceed the cost of site restoration and abandonment.  To date, mining and exploration activities of the Company's mineral deposits have been conducted by contract mining companies. As mining activity increases, the Company may accrue site restoration costs as appropriate. The effect of this statement is not material to the consolidated financial statements to warrant recognition of the ARO.

e.	Office Equipment, Furniture and Fixtures

Office Equipment, Furniture and Fixtures are recorded at cost and depreciated using the straight-line method over a period of three to seven years.

f.	Mineral Acquisition

The Company has recorded the acquisition of Clean Age Minerals, Inc. and associated minerals rights at cost (see Note 4).

g.	Cash and Cash Equivalents; Restricted Cash Deposits

Cash and cash equivalents include cash and investments with original maturities of three months or less. The Company’s net cash at September 30, 2009, totaled $98,336. Restricted Cash Deposits of $109,041 at September 30, 2009, support financial assurance requirements for the Company’s operations in certain states.

h.	Fair Value Measurements

The Company’s only financial instruments are (a) cash, securities available for future sale, and short-term trade receivables, payables and debt, and (b) long-term debt. The carrying amounts reported in the accompanying consolidated financial statements for cash, securities available for future sale, and short-term trade receivables, payables and debt approximate fair values because of the immediate nature of short-term maturities of these financial instruments. Based on the borrowing rates currently available to the Company for long-term bank loans with similar terms and average maturities, the carrying amount of long-term debt approximates fair value of $60,659 at September 30, 2009.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

i.	Stock-based Compensation

The Company accounts for all stock-based compensation (options) in accordance with FASB ASC 718.  Under ASC 718, the fair value of stock options and compensation costs are measured as of the grant date.   Under ASC 718, stock-based awards granted prior to its adoption will be expensed over the remaining portion of their vesting period.   For stock-based awards granted on or after October 1, 2005, the Company amortizes stock-based compensation expense on a straight-line basis over the requisite vesting period, which generally ranges from one to five years.

ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.  Stock-based compensation expense has been recorded net of estimated forfeitures for the years ended September 30, 2009 and 2008 such that expense was recorded only for those stock-based awards that are expected to vest. Options granted to non-employees are recognized in these financial statements as compensation expense (See Note 8) using the Black-Scholes option-pricing model.

j.	Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company generally assesses its oil and gas properties on a field-by-field basis utilizing its current estimate of future revenues and operating expenses. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. At September 30, 2009, we reviewed our long-lived assets and determined no impairment was necessary.

k.	New Accounting Standards

In December 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-17, Consolidations (Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which codifies FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). ASU 2009-17 represents a revision to former FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements.  ASU 2009-17 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or the Company’s fiscal year beginning October 1, 2010. Early application is not permitted. We have not yet determined the impact, if any, which the provisions of ASU 2009-15 may have on the Company’s consolidated financial statements.

In December 2009, the FASB issued ASU 2009-16, Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets, which formally codifies FASB Statement No. 166, Accounting for Transfers of Financial Assets into the ASC. ASU 2009-16 represents a revision to the provisions of former FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. Among other things, ASU 2009-16 (1) eliminates the concept of a “qualifying special-purpose entity”, (2) changes the requirements for derecognizing financial assets, and (3) enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. ASU 2009-16 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or the Company’s fiscal year beginning October 1, 2010. Early application is not permitted. The provisions of ASU 2009-16 are not expected to have a material impact on the Company’s consolidated financial statements.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

In October 2009, the FASB published FASB ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. ASU 2009-15 includes amendments to ASC Topic 470, Debt, (Subtopic 470-20), and ASC Topic 260, Earnings per Share (Subtopic 260-10), to provide guidance on share-lending arrangements entered into on an entity's own shares in contemplation of a convertible debt offering or other financing.  The provisions of ASU 2009-15 are effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those years. Retrospective application is required for such arrangements.   The provisions of ASU 2009-15 are effective for arrangements entered into on (not outstanding) or after the beginning of the first reporting period that begins on or after June 15, 2009. Certain transition disclosures are also required. Early application is not permitted.  The provisions of ASU 2009-15 are not expected to have an impact on the Company’s consolidated financial statements.

In October 2009, the FASB published FASB ASU 2009-14, Software (Topic 985) - Certain Revenue Arrangements that Include Software Elements. ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and non-software components that function together to deliver the tangible product's essential functionality are excluded from the software revenue guidance in ASC Subtopic 985-605, Software-Revenue Recognition. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance.   The provisions of ASU 2009-14 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, or the Company’s fiscal year beginning October 1, 2010. Early adoption is permitted. The provisions of ASU 2009-14 are not expected to have an impact on the Company’s consolidated financial statements.

In October 2009, the FASB published FASB ASU 2009-13, Revenue Recognition (Topic 605) - Mutliple-Deliverable Revenue Arrangements. ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in ASC Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor's multiple-deliverable revenue arrangements.   The provisions of ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 or the Company’s fiscal year beginning October 1, 2010. Early adoption is permitted.  The provisions of ASU 2009-14 are not expected to have an impact on the Company’s consolidated financial statements.

In September 2009, the FASB published FASB ASU No. 2009-12, Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). ASU 2009-12 amends ASC Subtopic 820-10, Fair Value Measurements and Disclosures—Overall, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). It also requires new disclosures, by major category of investments, about the attributes includes of investments within the scope of this amendment to the Codification.   The provisions of ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009. Early application is permitted.  The provisions of ASU 2009-14 are not expected to have an impact on the Company’s consolidated financial statements.

In June 2009, the FASB established the FASB Codification, which officially commenced July 1, 2009, to become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants.  Generally, the Codification is not expected to change US GAAP.  All other accounting literature excluded from the Codification will be considered nonauthoritative.  The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We adopted the new standards for our fiscal year ended September 30, 2009.  All references to authoritative accounting literature are now referenced in accordance with the Codification.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

In October 2008, the FASB issued guidance regarding subsequent events. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and the adoption did not have a material impact on the Company’s financial position or results of operations.

We have evaluated subsequent events after the balance sheet date of September 30, 2009 through the date the financial statements were available to be filed with the Securities and Exchange Commission (SEC). See Note 12 – Subsequent Events.

In December 2007, the FASB issued guidance related to Business Combinations. This guidance retains the underlying concepts that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. This guidance is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. Adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of this guidance would also apply the provisions of this guidance. Early adoption is not permitted. The adoption of this guidance did not have an immediate effect on our financial statements; however, this guidance will govern the accounting for any future business combinations that the Company may enter into.

In April 2008, FASB issued guidance related to the determination of the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognizable intangible asset. The intent of this guidance is to improve the consistency between  the useful  life of  a recognizable  intangible  asset and the  period  of  expected  cash flows used to measure the fair value of the asset under U.S. generally accepted accounting principles. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not anticipate that the adoption of this guidance will have an impact on its financial position or results of operations.

In December 2007, the FASB issued guidance related to noncontrolling interests in consolidated financial statements. This guidance requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain consolidation procedures. This guidance also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. Based on the current consolidated financial statements, if this guidance were effective, the adoption of this guidance by the Company would not have an impact on its financial position or results of operations.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

In September 2006, the FASB issued guidance on fair value measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. We adopted this guidance on October 1, 2008. In February 2008, the FASB issued additional guidance which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The adoption of the portions of this guidance that were not postponed did not have a material impact on our consolidated financial statements. We are currently evaluating the effect of the implementation of those parts of the guidance that were deferred.

In April 2009, the FASB issued guidance related to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. It provides guidance for estimating fair value in accordance with fair value measurements, when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. This guidance emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This guidance is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on our financial position or results of operations.

On December 31, 2008, the SEC published final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the Petroleum Resource Management System, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, permitting disclosure of probable and possible reserves, and changes to the pricing used to determine reserves based on a 12-month average price rather than a period end spot price. The average is to be calculated using the first-day-of-the-month price for each of the 12 months that make up the reporting period. The new rules are effective for annual reports for fiscal years ending on or after December 31, 2009. Early adoption is not permitted. This statement is effective for our fiscal year ending September 30, 2010. We are currently assessing the impact that the adoption will have on its consolidated financial statements and disclosures.

3.	OIL AND GAS PROPERTIES AND EQUIPMENT

At September 30:	2009	2008
Proven lease acreage costs	$2,311,382	$2,311,382
Proven undeveloped lease acreage costs	581,810	581,810
Well costs	1,531,320	1,531,320
	4,424,512	4,424,512
Accumulated depletion, depreciation and amortization	(3,806,195)	(3,626,795)
Net Oil and Gas Properties	$618,317	$797,717

The Company recognized gain on sale of oil and gas properties of $400,000 during fiscal 2008

In March 2008, the Company entered into an agreement to sell its interests in certain operated gas wells and related gas gathering system in West Virginia with cash consideration to the Company of $150,000 of which $100,000 was received in April 2008.  The remaining $50,000 is pending awaiting the consent of a joint interest owner in the remaining asset. Revenues and expenses applicable to such assets included in fiscal 2008 are not material as the wells have not produced since March 2006. The assets sold had no net book value.

In May 2008, the Company sold its interests in certain oil and gas properties (primarily undeveloped acreage) in Pennsylvania for $250,000. Revenues and expenses applicable to such assets included in the fiscal 2008 are not material as the two gas wells which were part of the sale were marginal producers. The assets sold had no net book value.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

4.	MINERAL PROPERTIES

a.	Clean Age Minerals, Inc.

CAMI, through its wholly-owned subsidiary, CA Properties, Inc., a Nevada corporation, owns or has under long-term lease: (a) approximately 5,200 acres in Marfa, Presidio County, Texas, containing high grade zeolite; (b) twenty-five mining claims located in Sierra County, New Mexico, covering approximately 2,720 acres of kaolin; and (c) eleven zeolite mining claims covering approximately 220 acres located in Beaver County, Utah. The Company is an Exploration Stage company in respect to its mineral holdings.  The Company’s ability to develop these mineral deposits is dependent on its success in bringing in strategic partners with experience in or a demand for specific minerals and raising capital through third parties.

In March 2005, the Company entered into the Sierra Kaolin Operating Agreement with TPA covering the Company’s kaolin claims in Sierra County, New Mexico. In June 2007, the Company entered into a Revised and Restated Agreement with TPA governing operations of the Sierra Kaolin claims. Under these agreements, TPA assumed the duties to mine, test and market the Company’s Sierra Kaolin.

b.	Minerals Properties and Equipment

At September 30:	2009	2008
Proven undeveloped lease costs	$9,877,128	$12,609,100
Mine development costs	-	-
	9,877,128	12,609,100
Accumulated depreciation, depletion and amortization	(95,000)	(950,000)
Net Mineral Properties	$9,782,128	$11,659,100

The Company has been amortizing its mineral properties at a nominal amortization rate as the Company has not produced commercial quantities of any of its mineral deposits. During the fiscal year ended September 30, 2008, the Company recorded a charge of $150,000. Once the Company produces commercial quantities of any of its mineral deposits, the Company will use the unit-of-production method in calculating cost depletion.

During fiscal 2009, the Company determined that additional efforts to develop its calcium carbonate minerals in New Mexico were no longer warranted. Accordingly, the Company charged-off the mineral net book value ($1,876,972) and prepaid royalties ($100,000) in respect to the property. The loss on abandonment of the calcium carbonate property totaled $1,976,972. There was no revenue applicable to the calcium carbonate minerals included in the 2009 and 2008 fiscal years. The expenses applicable to the calcium carbonate minerals included in operating expenses and other costs totaled $32,600 and $92,157 in fiscal 2009 and 2008, respectively. An amortization charge of $135,000 applicable to the calcium carbonate minerals was included in depreciation, depletion and amortization expense for fiscal 2008.

c.	Prepaid Mineral Royalties

The Company receives a credit in the nature of “prepaid mineral royalties” for advance royalties paid on the Marfa zeolite lease, Presidio County, Texas.

The Company continued extraction of minor quantities of its zeolite for use in testing and field trial applications of ReNuGen™ and for testing in air purification and soil decontamination. The Company sells one of its CA Series Products under the tradename “ReNuGen™.”

5.	PATENT AND TECHNOLOGY

a.	CA Series Patent

As part of the acquisition of Clean Age Minerals, Inc., the Company also acquired U.S. Patent No: 5387738. This patent, owned by Clean Age Minerals, Inc. (previously owned by Matrix-Loc, Inc., which was acquired by Clean Age Minerals, Inc., as a result of Matrix-Loc’s merger with Clean Age Minerals, Inc., as of March 18, 2002), deals with a reagent and process for the remediation of water and contaminated soils.  The Company has obtained a Trademark “ReNuGen™” for its CA-1 Series for use in waste treatment plants.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

b.	I-Squared and I-Top Technology

Pursuant to an agreement effective December 1, 2004 (“Asset Sale Agreement”), the Company agreed to sell its I-Squared and I-Top technology to PSNet Communications. In January 2005, Ostara Corporation (“Ostara”) acquired PSNet. Ostara changed its name to (1) Rheologics Technologies, Inc. in 2005, (2) to KKS Venture Management, Inc. in July 2007, and (3) Codima, Inc. (“CDMA”) in 2008. As of September 30, 2009 and 2008, the 3,167 shares (reflective of a reverse stock split) of CDMA common stock held by the Company were carried at $1,583 and $5,510, respectively.

6.	NOTES PAYABLE

a.	CAMI Notes

Pursuant to Paragraph 5.1 of the Agreement and Plan of Merger between Clean Age Minerals, Inc. (“CAMI”), and Strategic Minerals, Inc. (“SMI”), and the Company dated September 19, 2000, obligations of CAMI to certain officers, directors and third parties were to have been satisfied by SMI or the Company within one (1) year of the merger.  The indebtedness totaled (including the Martin Debt and the Haessler Debt as defined in Note 7 below) $514,881 and was evidenced by notes dated September 19, 2000 (“CAMI Notes”).  The CAMI Notes were due and payable on or before September 18, 2001, and provide for interest at the rate of 8% per annum.  The CAMI Notes remain outstanding.  As of September 30, 2009, the total amount payable on these notes is $886,949 representing principal of $514,881 and accrued but unpaid interest of $372,068.

b.	EV&T Note

On September 30, 2005, but effective as of September 1, 2005, the Company entered into a Settlement Agreement with and issued a note (‘EV&T Note”) to its counsel, Ehmann, Van Denbergh & Trainor, P.C. (“EV&T”) to resolve and deal with the Company’s outstanding legal fees. As of September 1, 2005, the Company owed EV&T $825,355 for services performed, costs and expenses (“Debt”). Under the Settlement Agreement, the Company paid EV&T $25,355 and entered into a three (3) year note for the remainder of the Debt. The EV&T Note and Settlement Agreement provide for the note to earn interest at the rate of five percent (5%) per annum on the outstanding balance from time to time. The EV&T Note is to be repaid in 35 monthly installments of $13,000, commencing on October 1, 2005, with the remainder due and payable on August 1, 2008, pursuant to the terms of the Settlement. In April 2007, the Company defaulted in respect to payments required by the Settlement Agreement.  As a result of the default and EV&T’s demand for full payment, the interest rate increased from 5% to 12% and the full amount of the EV&T Note and unpaid interest became due and payable. As of September 30, 2009, the outstanding balance of the EV&T Note was $567,213 and accrued but unpaid interest totaled $178,509 through that date. Additionally, the Company owes EV&T $180,305 for current services performed and such amount is included in trade accounts payable at September 30, 2009.

c.	First Regional Bank

During November 2008, the Company made a principal payment of $25,000 on the $100,000 loan from First Regional Bank and entered into a new note for $75,000 with the bank of which the maturity date is November 18, 2013. The interest rate is 4.10% at September 30, 2009. Consistent with the provisions of the Note, the Company has been making monthly payments of principal of $1,250 and interest. The current balance of the Note is $ 60,659. The loan is secured by the personal assets of Dov Amir, a Director of the Company (“Amir Assets”).

d.	Premium Finance Agreement

In November 2008, the Company entered into a premium finance security agreement with a bank to finance $21,860 of insurance premiums. At September 30, 2009, the Company has paid all amounts due under the agreement. In November 2007, the Company entered into a premium finance security agreement with a bank to finance $27,171 of insurance premiums. At September 30, 2008, the outstanding balance was $2,636 which was paid in October 2008.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

7.	DUE TO RELATED PARTIES

a.	Amir Obligations

Dov Amir, a director of the Company, has entered into four notes with the Company as follows:

1. Note dated October 1, 1995, bearing interest at the rate of prime plus 3 percent in the principal amount of $91,062.  This principal amount was satisfied as of September 30, 2005.

2. Note dated October 1, 1995, bearing interest at the rate of 7% as a result of various subsequent advances to the Company. The outstanding principal balance was $45,485 as of September 30, 2009 and 2008.

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

As of September 30, 2009, the outstanding principal and accrued but unpaid interest on the obligations listed under numbers 1 through 4 to Mr. Amir amounted to $200,748, which includes $45,485 in principal and $155,263 in accrued interest. As of September 30, 2008, the outstanding principal and accrued but unpaid interest on the obligations listed under numbers 1 through 4 to Mr. Amir amounted to $223,528, which includes $45,485 in principal and $178,045 in accrued interest.

Mr. Amir was also entitled to a cash payment of $25,000 under his Key Man Contract (see Note 10) on June 30, 2002. This bonus has not been paid.

Prior to conversion of his Series A Preferred Stock into common stock, Mr. Amir was entitled to have received dividends in the amount of $91,551 of which $59,338 remains outstanding as of September 30, 2009 and 2008.

As of September 30, 2008, the Company owed Mr. Amir no un-reimbursed business expenses and $245,836 in accrued but unpaid salary. As of September 30, 2009, the Company owed Mr. Amir un-reimbursed business expenses totaling $5,939 and $245,836 in accrued but unpaid salary.

As of September 30, 2009 and 2008, the Company was indebted to Mr. Amir in the aggregate amount of $553,702 and $530,928, respectively.

In October 2006, Mr. Amir and the Company entered into a Separation Agreement providing for Mr. Amir to receive $100,000 annually for three years (“Term”), $50,000 of which will be deemed salary with the remaining $50,000 reducing the debt owed to Mr. Amir (“Amir Debt”). Accordingly, the Company recognized $150,000 as salary expense during fiscal 2007. Should the Amir Debt not be satisfied after the expiration of the Term, the Company shall continue the $100,000 annual payment, all of which shall be allocated to the payment of the Amir Debt until the Amir Debt is fully satisfied.  The Company reserves the right to prepay the outstanding Amir Debt in full at any time. Upon satisfaction of the Amir Debt in full, all payments to Amir under the Separation Agreement will cease. The Company has not made certain payments required by the Separation Agreement applicable to the Amir Debt. Also, pursuant to the Separation Agreement, the Company was to satisfy the loan from First Regional Bank to the Company (see Note 6) or provide sufficient substitute collateral for the bank so that the Amir Assets were released. The Company has not been able to accomplish either of these and the Amir Assets have not been released by the bank.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

b.	Martin Obligations

By virtue of the merger of Clean Age Minerals, Inc. (“CAMI”) with Strategic Minerals, Inc. on September 19, 2000, Strategic Minerals, Inc. assumed the obligation of CAMI to Robert E. Martin, a director of the Company, in the amount of $134,811 (“Martin Debt”).  The Martin Debt was to have been satisfied on or before September 18, 2001, but was not and remains outstanding.  As of September 30, 2009, the Martin Debt amounts to $134,811 in principal and accrued but unpaid interest totals $110,945. The Martin Debt is evidenced by a note providing for an annual rate of interest of 8%.  These amounts are included in the amounts shown for the Company’s obligation to the former officers and directors of Clean Age Minerals, Inc. (see Note 6).  As of September 30, 2009 and 2008, the Company owed Mr. Martin $245,835 in salary and $19,051 in unpaid reimbursable business expenses. As of September 30, 2009 and 2008, the Company was indebted to Mr. Martin in the aggregate amount of $510,642 and $486,331, respectively.

c.	Novinskie Obligations

Under the terms of Mr. Novinskie’s employment agreement (see Note 10), Mr. Novinskie, currently the President and a Director of the Company, was to have received a cash bonus of $25,000 as of September 30, 2002.  This bonus was not paid. As of September 30, 2009, the Company owed Mr. Novinskie $245,839 in salary and $25,000 in bonuses. As of September 30, 2008, the Company owed Mr. Novinskie $287,292 in salary and $25,000 in bonuses (as discussed previously).

As of September 30, 2009 and 2008, the Company was indebted to Mr. Novinskie in the aggregate amount of $312,292 and $294,792, respectively. These amounts contain no accrued interest.

d.	Haessler Obligations

By virtue of the merger of CAMI with Strategic Minerals, Inc. on September 19, 2000, Strategic Minerals, Inc. assumed the obligations of CAMI to Carl A. Haessler, a director of the Company, in the amount of $83,478 (“Haessler Debt”).  The Haessler Debt was to have been satisfied on or before September 18, 2001, but was not and remains outstanding.  As of September 30, 2009, the Haessler Debt amounts to $83,478 in principal and accrued but unpaid interest totals $60,324. The Haessler Debt is evidenced by a note providing for an annual rate of interest of 8%.  These amounts are included in the amounts shown for the Company’s obligation to the former officers and directors of Clean Age Minerals, Inc. (see Note 6). As of September 30, 2009 and 2008, the Company was indebted to Mr. Haessler in the aggregate amount of $143,802 and $137,123, respectively.

Also, the Company owes Series B Preferred Stock dividends (see Note 8) to Mr. Haessler of $216,723 and $192,723 at September 30, 2009 and 2008, respectively.

e.	Blackstone Obligations

As of September 30, 2009, the Company owed Mr. Blackstone $43,675 for salary and services provided to the Company. At September 30, 2008, the Company owed Mr. Blackstone (see Note 10), an officer of the Company, $1,242 in un-reimbursed expenses and $21,675 in salary. As of September 30, 2009 and 2008, the Company was indebted to Mr. Blackstone in the aggregate amount of $43,675 and $22,917, respectively. These amounts contain no accrued interest.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

8.	CAPITAL STOCK

a.	Shares Outstanding

	Number of Common Shares, Par Value $0.01 per Share (1)	Number of Series B Preferred Shares, Par Value $0.01 per Share (1)
Outstanding at September 30, 2007 and 2008	43,081,346	145,000
Issued pursuant to Private Placement (2)	989,286	-
Issued for services performed pursuant to Private Placement (2)	30,179	-
Issued for services performed (3)	1,000,000	-
Outstanding at September 30, 2009	45,100,811	145,000

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

(2)
In June 2009, the Company commenced a private placement of up to $500,000 of 7.25% convertible debentures (the “June 2009 Private Placement”). The debentures are convertible at a conversion price equal to the greater of either $0.14 per share or an amount equal to 80% of the average of the closing bid and ask prices of the Common Stock for the 5 trading days immediately preceding the conversion date. All of the purchasers of the debentures elected to immediately convert such holdings into Common Stock at an average conversion price of $0.14 per share and, accordingly, the Company has issued 1,019,465 shares of Common Stock as of September 30, 2009. As of September 30, 2009, this private placement raised $128,500 (net of fees and expenses totaling $14,225) for the Company. The Company is utilizing the proceeds of this private placement for general working capital purposes. During fiscal 2009, the Company recognized $23,402 as interest expense resulting from the beneficial conversion feature of the convertible debentures. Such interest expense was determined based on the fair value of the Company’s Common Stock on the debenture purchase commitment date in excess of the conversion price per share.

(3)
During June 2009, the Company issued 1,000,000 shares of Common Stock to William Smith, a consultant to the Company, in exchange for the marketing of and development of a market for the Company’s product, ReNuGen™, at $0.09 per share.

b.	Options and Warrants Outstanding

The Company has granted the following options and warrants to purchase common stock:

	Number of Options and Warrants	Weighted Average Price per Share
Outstanding at September 30, 2007	6,935,641	$0.58
Employee and Director Stock Options:
Forfeited or Expired (1) (4) (6)	(875,000)	$0.54
Stockholder Warrants:
Granted (12)	822,305	$0.55
Expired (9) (10) (11)	(2,622,305)	$0.59
Outstanding at September 30, 2008	4,260,641	$0.57
Employee and Director Stock Options:
Forfeited or Expired (1) (3) (4) (5) (8)	(2,087,500)	$0.59
Stockholder Warrants:
Expired (7) (11)	(563,336)	$0.69
Outstanding at September 30, 2009	1,609,805	$0.51

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

(1)
On March 7, 2007, the Board of Directors granted an option to Stephan V. Benediktson for the purchase of 600,000 shares of stock at an exercise price of $0.48 per share. Mr. Benediktson voluntarily resigned from his office with the Company in August 2007 and the option expired unexercised in November 2007.

(2)
During fiscal 2006, William Pipkin was granted an option to purchase 200,000 shares of stock at an exercise price of $0.43 per share under the Company’s Non-qualified Independent Director Stock Option Plan. In September 2008, Mr. Pipkin voluntarily resigned as a Director of the Company; accordingly, the option expired during fiscal 2009.

(3)
During fiscal 2004, Lord John Gilbert was granted an option to purchase 200,000 shares of stock at an exercise price of $0.85 per share under the Company’s Non-qualified Independent Director Stock Option Plan. The option expired during fiscal 2009.

(4)
During fiscal 2008, David L. Matz voluntarily resigned as an officer of the Company; accordingly, options for the purchase of 75,000 (average exercise price of $0.52 per share) and 37,500 (exercise price of $0.75 per share) shares of stock expired during fiscal 2008 and 2009, respectively.

(5)
In June 2006, Richard A. Thibault voluntarily resigned as an officer of the Company; accordingly, options for the purchase of 250,000 shares of stock at an exercise price of $0.48 per share expired during fiscal 2009.

(6)
In August 2007, Stephan V. Benediktson and Nathan K. Trynin voluntarily resigned their respective positions with the Company; accordingly, options to purchase 200,000 shares of stock expired during fiscal 2008.

(7)
June 2007 Private Placement Warrants – Under the terms of the June 2007 Private Placement, investors were issued a warrant to purchase one share for each two shares of Common Stock purchased in the Private Placement. The warrants for the purchase of 363,336 shares expired during fiscal 2009.

(8)
During fiscal 2002, Dov Amir and Gary J. Novinskie were each granted an option to purchase 500,000 shares of stock at an exercise price of $0.53 per share.  During fiscal 2007, Dov Amir and Gary J. Novinskie were each granted an option to purchase 200,000 shares of stock at an exercise price of $0.75 per share. These options for the purchase of 1,400,000 shares of stock expired during fiscal 2009.

(9)
On February 27, 2003, warrants to purchase 300,000 shares of common stock at a price of $0.13 per share were granted to each of Robert Conley and Bob Anthony in consideration of their consultation and individual expertise in regard to product development and application market identification with regard to the Company’s potential Sierra Kaolin and zeolite products respectively.  Mr. Conley’s warrant expired unexercised on February 26, 2008. On July 3, 2006, Mr. Anthony exercised a portion of his warrant (100,000 shares) and he retained warrants to purchase 200,000 shares. During fiscal 2008, the expiration date for Mr. Anthony’s warrants was extended to February 26, 2009. The warrants expired unexercised.

(10)
On December 21, 2007, Sonata loaned the Company $75,000 pursuant to a promissory note of same date. The Company issued warrants for the purchase of 822,305 shares of stock at an exercise price of $0.55 per share.  The warrants expire on December 31, 2010. On December 31, 2007, warrants for the purchase of 822,305 shares expired. See “d. Warrants” below.

(11)	During fiscal 2008, warrants held by Tecumseh Professional Associates to purchase 1,500,000 shares of common stock expired. See “d. Warrants” below.

c.	Stock-Based Compensation

In March 2004, the shareholders of the Company approved the Non-qualified Independent Director Stock Option Plan pursuant to which 800,000 shares of Common Stock are authorized for grants for options. Each Director eligible for an award under the plan receives an option to purchase 200,000 shares of Common Stock at an exercise price equal to the average of the bid and asked closing prices for the Company’s common stock for the five trading days immediately preceding the date of the award.  These option rights vest over a three-year period (but only while the recipient is a Director) - 100,000 shares in the first year and 50,000 shares in each of years two and three.  The options expire five (5) years after issuance.  In fiscal 2006, Charles T. Maxwell was elected to the Board of Directors and was awarded an option to purchase 200,000 shares at an exercise price of $0.48 per share. In fiscal year 2007, David A. Grady was elected to the Board of Directors and was awarded an option to purchase 200,000 shares at an exercise price of $0.28 per share.  As of September 30, 2009, two options to purchase a total of 400,000 shares have been awarded to Directors and remain unexercised at that date.

No options to purchase shares of Common Stock were granted during fiscal 2009 and fiscal 2008. Options to purchase 2,087,500 and 875,000 shares of common stock expired during fiscal 2009 and 2008, respectively.  Of the options for the purchase of 787,500 shares outstanding as of September 30, 2009, options to purchase 600,000 shares are held by officers, directors and employees of the Company (“Insiders”).  The exercise prices for the options held by Insiders range from $0.28 per share to $0.67 per share.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

In accordance with ASC 718, the Company recorded stock-based compensation expense for fiscal 2009 and 2008 of $62,399 and $188,476, respectively, relating to stock options granted to employees. Such expense is included in General and Administrative Expenses. No tax benefit has been recognized. Compensation costs are based on the fair value at the grant date.  The fair value of the options has been estimated by using the Black-Scholes option-pricing model with the following assumptions: risk free interest rates between 3.14% and 4.72%; expected life of three to seven years; and expected volatility between 56% and 184%.

At September 30, 2008, there were 2,875,000 shares underlying options unexercised (weighted-average exercise price of $0.56 per share) of which 250,000 shares underlying options were not vested (weighted-average exercise price of $0.45 per share; weighted-average grant-date fair value of $0.48 per share). The following table summarizes information about stock options outstanding as of September 30, 2009:

Exercise Price per Share	Number of Shares Underlying Options Unexercised	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Life (Years)	Number of Shares Underlying Options Exercisable	Weighted- Average Exercise Price per Share
$0.28-$0.67	787,500	$0.48	1.69	737,500	$0.49

No options were granted during fiscal 2009 and 2008 and no options were exercised during fiscal 2009 and 2008. At September 30, 2009, there were 50,000 shares underlying options that were not vested and the weighted-average grant-date fair value of such options was $0.28 per share.

At September 30, 2009, there was $10,099 of total unrecognized compensation cost related to non-vested share-based compensation awards.  The cost is expected to be recognized over a weighted-average period of one year. The total fair value of shares vested during the years ended September 30, 2009 and 2008 was $62,399 and $188,476, respectively.

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

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

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

On February 27, 2003, warrants to purchase 300,000 shares at a price of $0.13 per share were granted to each of Robert Conley and Bob Anthony in consideration of their consultation and individual expertise in regard to product development and application market identification with regard to the Company’s potential Sierra Kaolin and zeolite products respectively. Mr. Conley’s warrant expired unexercised on February 26, 2008. On July 3, 2006, Mr. Anthony exercised a portion of his warrant (100,000 shares) and he retained warrants to purchase 200,000 shares. During fiscal 2008, the expiration date for Mr. Anthony’s warrant was extended to February 26, 2009 and expired unexercised.

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

Under the terms of the June 2007 Private Placement, investors were issued a warrant to purchase one share (at a price of $1.00 per share) for each two shares of Common Stock purchased in the Private Placement. The warrants for the purchase of 363,336 shares are exercisable on or before June 21, 2009. The warrants expired unexercised.

e.	Net Income (Loss) Per Share

Net income (loss) per share is computed in accordance with FASB ASC Topic 260, "Earnings per Share". Basic net income (loss) per share is calculated by dividing the net income (loss) available to common stockholders by the weighted average number of shares outstanding during the year. Diluted earnings per share reflect the potential dilution of securities that could share in earnings of an entity. In a loss year, dilutive common equivalent shares are excluded from the loss per share calculation as the effect would be antidilutive.

At September 30, 2009 and 2008, options and warrants to purchase 1,609,805 and 4,260,641 shares of common stock, respectively were outstanding.  Such shares were not included in the computation of diluted earnings per share because such shares subject to options and warrants would have an antidilutive effect on net loss per share. No other adjustments were made for purposes of per share calculations.

f.	Payment of Accrued Dividends

During fiscal years 2009 and 2008, there were no cash dividend payments in respect to either series of Preferred Stock.

g.	Subscriptions Receivable

At September 30, 2009 and 2008, the notes receivable from Messrs. Benediktson and Trynin as discussed in Note 10 are classified as Subscriptions Receivable.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

9.           INCOME TAXES

At September 30, 2009, the Company has current federal and state taxes payable of $192,427 and no deferred taxes payable.  The Company has accrued a provision of $106,864 for penalty and interest related to the federal and state income taxes.  The income tax liabilities arose primarily from alternative minimum tax for fiscal 2004.

The Company accounts for income taxes in accordance with FASB ASC Topic 740, “Income Taxes”. ASC 740 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at September 30, 2009, operating loss carryforwards of approximately $25 million, which may be applied against future taxable income and will expire in various years through 2024. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined at this time. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards; therefore, no net deferred tax asset has been recognized. No potential benefit of these losses has been recognized in the financial statements. The company may be subject to IRC code section 382 which could limit the amount of the net operating loss and tax credit carryovers that can be used in future years.

The Company files income tax returns in the U.S. federal jurisdiction, and various states. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2005.

10.         EMPLOYMENT CONTRACTS AND COMMITMENTS

a.           On November 16, 2001, the Company entered into a Stock Purchase Agreement with SCOA (“SCOA SPA”). As a condition to the closing of the SCOA SPA, SCOA required that the Company enter into Key Man Employment Contracts (“Key Man Contracts”) with Robert E. Martin, Gary J. Novinskie and Dov Amir. The Key Man Contracts provide for acceleration of the vesting of incentive options should the Key Man be terminated prior to the expiration of the term of the Key Man Contracts. Each of Messrs. Novinskie and Amir was granted options for 500,000 shares of Company Common Stock while Mr. Martin was granted options for 1,000,000 shares of Common Stock.  Mr. Martin resigned from the Company in 2005. Mr. Amir’s contract expired in accordance with its terms on September 30, 2006. Mr. Novinskie’s Employment Contract has been extended until September 30, 2011 in accordance with its terms. The options granted to Messrs. Amir and Novinskie expired unexercised during fiscal 2009.

b.           In August 2005, the Company entered into employment contracts with Stephan V. Benediktson as Chief Executive Officer of the Company and Nathan Trynin as Executive Vice President. Under the terms of their employment agreements neither party is entitled to a salary unless and until the Company raises a minimum of $1,000,000, exclusive of debt.  Once the $1,000,000 or more is raised, Mr. Benediktson's salary will be $10,000 per month and Mr. Trynin's salary will be $5,000 per month.  Each of Mr. Benediktson and Mr. Trynin were given the right to acquire stock of the Company at the average of the bid and ask closing price for the five trading days prior to the effective dates of their contracts. Each party exercised that right. The employment contracts also contain bonus provisions tied to the performance of the Company's stock.  Mr. Benediktson and Mr. Trynin entered into notes with the Company totaling $576,000 to cover their purchase of the stock offered by their Employment Agreements (see Note 8).  The notes are for five years and earn interest at the prime rate of interest charged from time to time by the PNC Bank, Philadelphia, Pennsylvania.  The Company holds the stock as collateral for the notes. The stock will not be released to either Mr. Benediktson or Mr. Trynin unless and until their notes are satisfied in full in accordance with their terms.  Interest receivable on these notes totaled $150,814 and $131,387 at September 30, 2009 and 2008, respectively.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

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

c.           In March 2006, the Company entered into an Employment Agreement with Richard A. Thibault. Mr. Thibault joined the Company as Vice President – Minerals. Under the terms of the Agreement, in addition to his base salary, Mr. Thibault was granted an option to purchase 500,000 shares of Common Stock at an exercise price ($0.48 per share) equal to the then market price of the Company’s Common Stock. In June 2007, Mr. Thibault resigned his position with the Company. Accordingly, the vested portion of the option (250,000 shares) remained exercisable until June 2009. Such option expired unexercised.

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

f.           At September 30, 2009, minimum commitments from long-term non-cancelable operating leases are as follows:

Fiscal Year	Amount
2010	$67,099
2011	67,034
2012	16,714
Total	$150,847

11.	LITIGATION SETTLEMENT AND PENDING LITIGATION

a.	DRIOC Litigation

During August 2007, a complaint was filed against DRIOC in the Circuit Court of Tucker County, West Virginia, seeking an accounting and other information regarding certain wells operated by DRIOC in Tucker County, West Virginia.  In September 2007, DRIOC entered into an Agreed Order to provide such information.

b.	WRC Litigation

During October 2008, a complaint was filed against WRC in the District Court of Burleson County, Texas, seeking judgment in respect to $172,267 owed to a vendor of WRC. Such amount is included in Accounts Payable in the accompanying Consolidated Balance Sheet at September 30, 2008. In November 2008, the vendor agreed to dismiss its complaint against WRC after a settlement agreement was reached whereby WRC agreed to make an initial payment of $60,000 and retire the remaining obligation over a twelve month period. During fiscal 2009, WRC defaulted on its payments to the vendor.  The unpaid balance totals $92,921 and such amount is included in Accounts Payable in the accompanying Consolidated Balance Sheet at September 30, 2009.

12.	SUBSEQUENT EVENTS

On October 27, 2009, a working interest owner commenced an action against WRC in the District Court of Burleson County, Texas, for an accounting of expense and revenues for six wells.  WRC, through its Texas counsel, has filed a general denial of the claim.  In November 2009, WRC provided the plaintiff with a complete accounting for all wells in questions. The plaintiff has not responded to the documents and information provided.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

On December 15, 2009 the Company announced that the proposed Sierra Kaolin Open Pit Clay Mine project has cleared the regulatory review and that the project’s definitive USDA Forest Service Plan of Operations has been approved. This will facilitate the project moving to the next phase.

From October 1, 2009 through January 13, 2010, the Company has received subscriptions totaling $55,000 for the purchase of 7.25% convertible debentures pertaining to the June 2009 Private Placement (see Note 8). The Company is utilizing the proceeds of this private placement for general working capital purposes.

Management performed an evaluation of Company activity through January 13, 2010, the date the audited consolidated financial statements were issued, and concluded that there are no significant subsequent events requiring disclosure in addition to the above listed events.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SUPPLEMENTAL FINANCIAL INFORMATION

To the Board of Directors and
Stockholders of Daleco Resources Corporation

Our report to the Board of Directors and Stockholders of Daleco Resources Corporation and Subsidiaries dated January 13, 2010, relating to the consolidated basic financial statements of Daleco Resources Corporation and Subsidiaries appears on page 28. Those audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The information on Schedules V and VI and the Supplemental Information (Unaudited) are presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

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

Vasquez & Company LLP
Vasquez & Company LLP

January 13, 2010
Los Angeles, California

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
SCHEDULE V – OIL AND GAS PROPERTIES FOR THE YEARS ENDED
 SEPTEMBER 30, 2009 AND 2008
 (EXPRESSED IN THOUSANDS)

	YEAR ENDED SEPTEMBER 30
	2009 ($000)	2008 ($000)
COST:

Proven Lease Acreage:
Balance - Beginning of year	$2,311	$2,311
Additions	-	-
Disposal	-	-
Balance - End Of Year	2,311	2,311

Proven Undeveloped Lease Acreage:
Balance - Beginning of Year	582	582
Additions	-	-
Disposal	-	-
Balance - End of Year	582	582

Well Costs:
Balance Beginning of Year	1,532	2,384
Additions	-	-
Disposal	-	(852)
Balance - End of Year	1,532	1,532

TOTAL COST	$4,425	$4,425

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
SCHEDULE VI –ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
 OF OIL AND GAS PROPERTIES FOR THE YEARS ENDED
SEPTEMBER 30, 2009 AND 2008
(EXPRESSED IN THOUSANDS)

	YEAR ENDED SEPTEMBER 30
	2009 ($000)	2008 ($000)
ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION:

Proven Lease Acreage:
Balance - Beginning of Year	$2,138	$2,099
Charge for the Year	38	39
Disposal	-	-
Balance - End of Year	2,176	2,138

Proven Undeveloped Lease Acreage:
Balance Beginning of Year	485	463
Charge for Year	21	22
Disposal	-	-
Balance - End of Year	506	485

Well Costs:
Balance - Beginning of Year	1,004	1,741
Charge for Year	120	115
Disposal	-	(852)
Balance - End of Year	1,124	1,004

TOTAL ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION	$3,806	$3,627

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

The following table shows the changes in the Company's proved oil and gas reserves for the year:

	2009		2008
	CRUDE OIL AND CONDENSATE (BARRELS)	NATURAL GAS (MMCF)	CRUDE OIL AND CONDENSATE (BARRELS)	NATURAL GAS (MMCF)
Proved Developed and Undeveloped Reserves:
Balance Beginning of Year	92,584	506	84,881	669
Acquisition of Reserves	-	-	-	-
Disposition of Reserves	-	-	-	(26)
Revision of Previous Estimates	(13,025)	(67)	11,427	(88)
Production for Year	(2,880)	(40)	(3,724)	(49)
Balance - End of Year	76,679	399	92,584	506
Proved Developed Reserves as at September 30	12,441	212	23,600	318

Standardized Measure of Discounted Future Net Cash Flow from Estimated Production Proved Oil and Gas Reserves

The standardized measure of discounted future net cash flows from estimated production of proven oil and gas reserves after income taxes is presented in accordance with the provisions of FASB ASC Topic 932, "Extractive Industries – Oil and Gas" (“ASC 932”).  In computing this data, assumptions other than those mandated by ASC 932 could produce substantially different results.  The Company cautions against viewing this information as a forecast of future economic conditions or revenues.

The standardized measure of discounted future net cash flows is determined by using estimated quantities of proved reserves and taking into account the future periods in which they have been projected to be developed and produced.  Estimated future production is priced at the year-end price.  The resulting estimated future cash inflows are reduced by estimated future costs to develop and produce the proved reserves.  The future pretax net cash flows are then reduced further by deducting future income tax expenses as applicable.  The resultant net cash flows are reduced to present value amounts by applying the ASC 932 mandated 10% discount factor.

Standardized Measure of Discounted Future Net Cash Inflows as of September 30, 2009 and 2008:

	2009	2008
Future cash inflows	$7,064,998	$14,400,236
Future production costs	(1,957,191)	(4,087,696)
Future development costs	(2,328,643)	(2,354,012)
Future income tax expense*	-	-
Subtotal	2,779,164	7,958,528
Discount factor at 10%	(927,528)	(2,513,683)
Standardized Measure of Future Net Cash Flows	$1,851,636	$5,444,845

*
The Company presently has approximately $25 million of loss carryforwards for Federal income tax purposes.  Based on these loss carryforwards no future taxes payable have been included in the determination of future new cash inflows.  Future head office general and administrative expenses have not been deducted in determining future net cash flows.

Summary of Changes in Standardized Measure of Discounted Future Net Cash Flows

	2009	2008
Balance - Beginning of Year	$5,444,845	$3,831,334
Increase (decrease) in future net cash flows:
Sales for the year net of related production costs	(165,511)	(607,652)
Acquisition of reserves in place	-	-
Changes in estimated future development costs	59,029	(298,603)
Changes in sales and transfer prices net of production costs related to future production	(2,846,282)	2,682,045
Change due to revision in quantity estimates and other	(1,184,930)	(195,412)
Disposition of reserves in place	-	(350,000)
Extensions and discoveries net of related costs	-	-
Accretion of discount	544,485	383,133
Balance - End of Year	$1,851,636	$5,444,845

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).  Controls and Procedures.

Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2009. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of September 30, 2009.  In making its assessment of the effectiveness of the Company’s internal control over financial reporting, management used the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on that assessment, management concluded that, as of September 30, 2009, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the  Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in the annual report.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2009 that materially affected or were likely to materially affect the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

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

New Accounting Standards

In December 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which codifies FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). ASU 2009-17 represents a revision to former FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements.  ASU 2009-17 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or the Company’s fiscal year beginning October 1, 2010. Early application is not permitted. We have not yet determined the impact, if any, which the provisions of ASU 2009-15 may have on the Company’s consolidated financial statements.

In December 2009, the FASB issued ASU 2009-16, Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets, which formally codifies FASB Statement No. 166, Accounting for Transfers of Financial Assets into the FASB ASC. ASU 2009-16 represents a revision to the provisions of former FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. Among other things, ASU 2009-16 (1) eliminates the concept of a “qualifying special-purpose entity”, (2) changes the requirements for derecognizing financial assets, and (3) enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. ASU 2009-16 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or the Company’s fiscal year beginning October 1, 2010. Early application is not permitted. The provisions of ASU 2009-16 are not expected to have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB published FASB ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. ASU 2009-15 includes amendments to ASC Topic 470, Debt, (Subtopic 470-20), and ASC Topic 260, Earnings per Share (Subtopic 260-10), to provide guidance on share-lending arrangements entered into on an entity's own shares in contemplation of a convertible debt offering or other financing.  The provisions of ASU 2009-15 are effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those years. Retrospective application is required for such arrangements.   The provisions of ASU 2009-15 are effective for arrangements entered into on (not outstanding) or after the beginning of the first reporting period that begins on or after June 15, 2009. Certain transition disclosures are also required. Early application is not permitted.  The provisions of ASU 2009-15 are not expected to have an impact on the Company’s consolidated financial statements.

In October 2009, the FASB published FASB ASU 2009-14, Software (Topic 985) - Certain Revenue Arrangements that Include Software Elements. ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and non-software components that function together to deliver the tangible product's essential functionality are excluded from the software revenue guidance in ASC Subtopic 985-605, Software-Revenue Recognition. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance.   The provisions of ASU 2009-14 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, or the Company’s fiscal year beginning October 1, 2010. Early adoption is permitted. The provisions of ASU 2009-14 are not expected to have an impact on the Company’s consolidated financial statements.

In October 2009, the FASB published FASB ASU 2009-13, Revenue Recognition (Topic 605) - Mutliple-Deliverable Revenue Arrangements. ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in ASC Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor's multiple-deliverable revenue arrangements.   The provisions of ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 or the Company’s fiscal year beginning October 1, 2010. Early adoption is permitted.  The provisions of ASU 2009-14 are not expected to have an impact on the Company’s consolidated financial statements.

In September 2009, the FASB published FASB ASU No. 2009-12, Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). ASU 2009-12 amends ASC Subtopic 820-10, Fair Value Measurements and Disclosures—Overall, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). It also requires new disclosures, by major category of investments, about the attributes includes of investments within the scope of this amendment to the Codification.   The provisions of ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009. Early application is permitted.  The provisions of ASU 2009-14 are not expected to have an impact on the Company’s consolidated financial statements.

In June 2009, the Financial Accounting Standards Board (FASB) established the FASB Accounting Standards Codification (Codification), which officially commenced July 1, 2009, to become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants.  Generally, the Codification is not expected to change US GAAP.  All other accounting literature excluded from the Codification will be considered nonauthoritative.  The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We adopted the new standards for our fiscal year ended September 30, 2009.  All references to authoritative accounting literature are now referenced in accordance with the Codification.

In October 2008, the FASB issued guidance regarding subsequent events. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and the adoption did not have a material impact on the Company’s financial position or results of operations.

We have evaluated subsequent events after the balance sheet date of September 30, 2009 through the date the financial statements were available to be filed with the Securities and Exchange Commission (SEC) on January 13, 2010. See Note 12 of the Notes to Consolidated Financial Statements.

In December 2007, the FASB issued guidance related to Business Combinations. This guidance retains the underlying concepts that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. This guidance is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. Adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of this guidance would also apply the provisions of this guidance. Early adoption is not permitted. The adoption of this guidance did not have an immediate effect on our financial statements; however, this guidance will govern the accounting for any future business combinations that the Company may enter into.

In April 2008, FASB issued guidance related to the determination of the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognizable intangible asset. The intent of this guidance is to improve the consistency between  the useful  life of  a recognizable  intangible  asset and the  period  of  expected  cash flows used to measure the fair value of the asset under U.S. generally accepted accounting principles. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not anticipate that the adoption of this guidance will have an impact on its financial position or results of operations.

In December 2007, the FASB issued guidance related to noncontrolling interests in consolidated financial statements. This guidance requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain consolidation procedures. This guidance also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. Based on the current consolidated financial statements, if this guidance were effective, the adoption of this guidance by the Company would not have an impact on its financial position or results of operations.

In September 2006, the FASB issued guidance on fair value measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. We adopted this guidance on October 1, 2008. In February 2008, the FASB issued additional guidance which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The adoption of the portions of this guidance that were not postponed did not have a material impact on our consolidated financial statements. We are currently evaluating the effect of the implementation of those parts of the guidance that were deferred.

In April 2009, the FASB issued guidance related to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. It provides guidance for estimating fair value in accordance with fair value measurements, when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. This guidance emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This guidance is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on our financial position or results of operations.

In March 2009, the FASB issued guidance for revenue arrangements with multiple deliverables by providing guidance on accounting for revenue arrangements that provide for multiple payment streams. This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after December 15, 2009. We have not yet determined the effect on our consolidated financial statements, if any, that this guidance will have.

On December 31, 2008, the SEC published final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the Petroleum Resource Management System, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, permitting disclosure of probable and possible reserves, and changes to the pricing used to determine reserves based on a 12-month average price rather than a period end spot price. The average is to be calculated using the first-day-of-the-month price for each of the 12 months that make up the reporting period. The new rules are effective for annual reports for fiscal years ending on or after December 31, 2009. Early adoption is not permitted. This statement is effective for our fiscal year ending September 30, 2010. We are currently assessing the impact that the adoption will have on its consolidated financial statements and disclosures.

Item 9B.     Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information is incorporated by reference to the information contained in our 2010 Proxy Statement.

Item 11.  Executive Compensation.

The information is incorporated by reference to the information contained in our 2010 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information is incorporated by reference to the information contained in our 2010 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information is incorporated by reference to the information contained in our 2010 Proxy Statement.

Item 14.  Principal Accounting Fees and Services.

The information is incorporated by reference to the information contained in our 2010 Proxy Statement.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

FINANCIAL STATEMENTS.

The following audited financial statements are included herein in Item 8 of Part II:

*	Report of Independent Registered Public Accounting Firm
*	Consolidated Balance Sheets
*	Consolidated Statements of Operations
*	Consolidated Statements of Shareholders’ Equity
*	Consolidated Statements of Cash Flow
*	Notes to Consolidated Financial Statements

FINANCIAL STATEMENT SCHEDULES.

The following financial statement schedules are included herein in Item 8 of Part II:

*	Report of Independent Registered Public Accounting Firm On Supplemental Financial Information
*	Estimated Net Quantities of Proven Oil and Gas Reserves
*	Standardized Measure of Discounted Future Net Cash Flow from Estimated Production of Proved Oil and Gas Reserves
*	Summary of Changes in Standardized Measure of Discounted Future Net Cash Flows

EXHIBITS.

Exhibit No.	Description	Location

2.1	Agreement and Plan of Merger dated as of July 7, 2001, by and among Daleco Resources Corporation, DROC Acquisition, Inc., 16/6, Inc. and Thomas Smith	Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form SB-2 as filed with the SEC on September 3, 2002

2.2	Agreement and Plan of Merger dated as of April 1, 2002 by and between Daleco Resources Corporation, a Delaware Corporation, and Daleco Resources Corporation of Nevada, a Nevada Corporation
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

Exhibit No.	Description	Location

3.2	Audit Committee Charter effective December 9, 2005	Incorporated by reference to Exhibit 3.7 to the Company’s Annual Report on Form 10-KSB for the fiscal year ending September 30, 2005, as filed with the SEC on January 17, 2006

3.3	By-Laws of Daleco Resources Corporation of Nevada, Inc.
Incorporated by reference to Appendix D to the Company’s definitive Proxy Statement dated February 4, 2002, incorporated by reference in Part III of the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2001, as filed with the SEC on January 25, 2001

3.4	Corporate Governance Policy Adopted April 10, 2008	Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2008, as filed with the SEC on August 12, 2008

3.5	Nominating and Governance Committee Charter Adopted April 10, 2008	Incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2008, as filed with the SEC on August 12, 2008

3.6	Compensation Committee Charter	Incorporated by reference to Exhibit 3.6 to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2008, as filed with the SEC on August 12, 2008

10.1	Securities Purchase Agreement - Letter of Intent dated July 23, 2001, by and between Terra Silex Holdings, LLC and Daleco Resources Corporation	Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form SB-2 as filed with the SEC on September 3, 2002

10.2	Stock Purchase Agreement dated September 20, 2001 by and between Terra Silex Holdings Ltd. Co. and Daleco Resources Corporation	Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form SB-2 as filed with the SEC on September 3, 2002

10.3	Warrant Agreement, dated September 21, 2001, between Terra Silex Holdings Ltd. Co. and Daleco Resources Corporation	Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form SB-2 as filed with the SEC on September 3, 2002

10.4	Employment Agreement, dated November 30, 2001, between the Registrant and Dov Amir	Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form SB-2 as filed with the SEC on September 3, 2002

10.5	Employment Agreement, dated November 30, 2001, between the Registrant and Gary Novinskie	Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form SB-2 as filed with the SEC on September 3, 2002

Exhibit No.	Description	Location

10.6	Stock Purchase Agreement, dated November 16, 2001, between the Company and Sumitomo Corporation of America	Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2001 filed with the SEC on January 25, 2002

10.7	Key Man Contract, dated November 30, 2001, between the Company Robert E. Martin	Incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement on Form SB-2 as filed with the SEC on September 3, 2002

10.8	First Amendment to Master Distribution and Marketing Agreement dated September 14, 2004	Incorporated by reference to Exhibit 10.36 to the Company’s Form 8-K as filed with the SEC on September 16, 2004

10.9	Memorandum of Understanding for Development of Sierra Kaolin Deposit dated December 2, 2004	Incorporated by Reference to Exhibit 10.9 to the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007 as filed with the SEC on February 14, 2008

10.10	Development and Operating Agreement (Calcium Carbonates, Cibola County, NM) dated February 14, 2005	Incorporated by Reference to Exhibit 10.38 to the Company’s Form 8-K as filed with the SEC on February 17, 2005

10.11	Market and Product Development Agreement dated February 22, 2005	Incorporated by Reference to Exhibit 10.39 to the Company’s Form 8-K as filed with the SEC on February 28, 2005

10.12	Sierra Kaolin Operating License dated March 11, 2005	Incorporated by Reference to Exhibit 10.39 (sic) to the Company’s Form 8-K as filed with the SEC on March 17, 2005

10.13	Employment Agreement, dated August 10, 2005, between the Company and Stephan V. Benediktson	Incorporated by Reference to Exhibit 10.13 to the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007 as filed with the SEC on February 14, 2008

10.14	Employment Agreement, dated August 10, 2005, between the Company and Nathan K. Trynin	Incorporated by Reference to Exhibit 10.14 to the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007 as filed with the SEC on February 14, 2008

10.15	Third Amendment To Limestone Mining Lease and Agreement, dated August 22, 2007	Incorporated by Reference to Exhibit 10.15 to the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007 as filed with the SEC on February 14, 2008

10.16	Employment Agreement, dated March 10, 2006, between the Company and Richard Thibault	Incorporated by reference to Exhibit 10.44 to the Company’s Form 8-K filed with the SEC on March 13, 2006.

Exhibit No.	Description	Location

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

10.18	Separation Agreement, dated October 27, 2006, between the Company and Dov Amir	Incorporated by Reference to Exhibit 10.18 to the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007 as filed with the SEC on February 14, 2008

10.19	Employment Agreement, dated January 23, 2006, between the Company and David L. Matz	Incorporated by Reference to Exhibit 10.19 to the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007 as filed with the SEC on February 14, 2008

10.20	Employment Agreement, dated October 4, 2006, between the Company and Richard W. Blackstone	Incorporated by Reference to Exhibit 10.20 to the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007 as filed with the SEC on February 14, 2008

10.21	Non-qualified Independent Director Stock Option Plan Approved by the Shareholders at the Annual Meeting on March 24, 2004
Incorporated by reference to Appendix A to the Company’s definitive Proxy Statement dated February 3, 2004, incorporated by reference in Part III of the Company’s Annual report on Form 10-KSB for the fiscal year ended September 30, 2003, as filed with the SEC on January 14, 2004

10.22	Second Amendment to Loan Agreement dated December 31, 2003	Incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2009, as filed with the SEC on May 20, 2009

14.1	Code of Ethics adopted December 9, 2005	Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ending September 30, 2005, as filed with the SEC on January 17, 2006

21	Subsidiaries of the Company	Incorporated by Reference to Exhibit 21 to the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007 as filed with the SEC on February 14, 2008

22	Published report regarding matters submitted to vote of security holders	Incorporated by reference to Item 4 of Registrant's Quarterly Report on Form 10-QSB for the period ending March 31, 2007, as filed with the SEC on May 15, 2007

Exhibit No.	Description	Location

23.1	Consent of Denali Enterprises dated December 21, 2005	Incorporated by reference to Exhibit 23.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2005, as filed with the SEC on January 17, 2006

23.2	Consent of Hall Energy, Inc. dated January 13, 2010	Attached to the Company's Annual Report on Form 10-K for the fiscal year ending September 30, 2009

23.3	Consent of KT Minerals, Inc. dated January 13, 2010	Attached to the Company's Annual Report on Form 10-K for the fiscal year ending September 30, 2009

31.1	Certification of Gary J. Novinskie, Interim Chief Executive Officer and President dated January 13, 2010	Attached to the Company’s Annual Report on Form 10-K for the fiscal year ending September 30, 2009

31.2	Certification of Gary J. Novinskie, Chief Financial Officer dated January 13, 2010	Attached to the Company’s Annual Report on Form 10-K for the fiscal year ending September 30, 2009

32.1	Certification of Gary J. Novinskie, Interim Chief Executive Officer and President dated January 13, 2010	Attached to the Company’s Annual Report on Form 10-K for the fiscal year ending September 30, 2009

32.2	Certification of Gary J. Novinskie, Chief Financial Officer dated January 13, 2010	Attached to the Company’s Annual Report on Form 10-K for the fiscal year ending September 30, 2009

99.1
Location Maps for Registrant’s Zeolite lease in Marfa County, Texas, Calcium Carbonate Lease, Cibola County, New Mexico, Kaolin Claims, Sierra County, New Mexico and Zeolite Claims, Beacon County, Utah.
Incorporated by reference to Exhibit 99.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2005 as filed with the SEC on January 16, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DALECO RESOURCES CORPORATION

Dated: January 13, 2010	By:	/s/ Gary J. Novinskie
Gary J. Novinskie, Interim Chief Executive Officer, President
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 13, 2010	By:	/s/ Gary J. Novinskie
Gary J. Novinskie, Interim Chief Executive Officer, President,
Chief Financial Officer (Principal Financial Officer) and
Director

Dated: January 13, 2010	By:	/s/ Richard W. Blackstone
Richard W. Blackstone, Controller (Chief
Accounting Officer)

Dated: January 13, 2010	By:	/s/ Dov Amir
Dov Amir, Director

Dated: January 13, 2010	By:	/s/ John Gilbert
John Gilbert, Director

Dated: January 13, 2010	By:	/s/ David A. Grady
David A. Grady, Director

Dated: January 13, 2010	By:	/s/ Carl A. Haessler
Carl A. Haessler, Director

Dated: January 13, 2010	By:	/s/ Robert E. Martin
Robert E. Martin, Director

Dated: January 13, 2010	By:	/s/ Charles T. Maxwell
Charles T. Maxwell, Director