Form 10-Q
period 2009-12-31
DALECO RESOURCES CORP
filed 2010-02-16
CIK 746967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 0-12214

DALECO RESOURCES CORPORATION
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	23-2860734 (I.R.S. Employer Identification No.)

17 Wilmont Mews, 5th Floor West Chester, Pennsylvania 19382 (Address of principal executive offices) (Zip Code)	(610) 429-0181 (Registrant’s telephone number including are code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of shares outstanding of the issuer's Common Stock as of January 31, 2010:  45,172,240
Number of shares outstanding of the issuer’s Series B Preferred Stock as of January 31, 2010:  145,000

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

		PAGE
PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	5
	Consolidated Statements of Cash Flows	6
	Notes to Unaudited Consolidated Financial Statements	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	15

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
	MARKET RISK	20

ITEM 4.	CONTROLS AND PROCEDURES	20

ITEM 4T.	CONTROLS AND PROCEDURES	21

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	21

ITEM 1A.	RISK FACTORS	21

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF
	PROCEEDS	21

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	22

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	22

ITEM 5.	OTHER INFORMATION	22

ITEM 6.	EXHIBITS	22

SIGNATURES		23

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31 2009	September 30 2009
	(Unaudited)
ASSETS
Current Assets:
Cash and Equivalents	$52,201	$98,336
Accounts Receivable	307,100	296,547
Other Current Assets	7,424	7,424
Total Current Assets	366,725	402,307

Other Assets:
Patent Rights	6,594,500	6,594,500
Accumulated Amortization of Patent Rights	(5,343,979)	(5,199,616)
Net Patent Rights	1,250,521	1,394,884
Prepaid Mineral Royalties	449,804	419,879
Interest Receivable	155,532	150,814
Restricted Cash Deposits	109,317	109,041
Securities Available for Future Sale	1,583	1,583
Total Other Assets	1,966,757	2,076,201

Property, Plant and Equipment:
Mineral Properties, at cost	9,877,128	9,877,128
Accumulated Depreciation, Depletion and Amortization	(95,000)	(95,000)
Net Mineral Properties	9,782,128	9,782,128
Oil and Gas Properties, at cost	4,424,512	4,424,512
Accumulated Depreciation, Depletion and Amortization	(3,839,045)	(3,806,195)
Net Oil and Gas Properties	585,467	618,317
Office Equipment, Furniture and Fixtures, at cost	61,502	79,902
Accumulated Depreciation	(51,548)	(67,639)
Net Office Equipment, Furniture and Fixtures	9,954	12,263
Total Net Property, Plant and Equipment	10,377,549	10,412,708

TOTAL ASSETS	$12,711,031	$12,891,216

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31 2009	September 30 2009
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$1,870,506	$1,839,170
Federal and State Income Taxes Payable	281,295	277,990
Preferred Stock Dividends Payable	1,771,133	1,741,895
Accrued Interest Expense	739,578	705,840
Accrued Bonus Expense	1,373,831	1,373,831
Accrued Salary Expense	947,410	944,411
Accrued Expense Reimbursements	24,990	24,990
EV&T Note Payable	567,213	567,213
CAMI Notes Payable	514,881	514,881
Note Payable - Related Party	45,485	45,485
Premium Finance Note Payable	21,634	—
Note Payable - First Regional Bank – Current Portion	15,000	15,000
Total Current Liabilities	8,172,956	8,050,736
Long-term Debt:
Note Payable – First Regional Bank – Long-term Portion	41,909	45,659
7.25% Convertible Debentures, net of unamortized discount of $12,713 at December 31, 2009	17,287	—
Total Long-term Debt	59,196	45,659

TOTAL LIABILITIES	8,232,152	8,096,395

SHAREHOLDERS’ EQUITY:
Preferred Stock – 20,000,000 shares authorized
Series A Preferred Stock (outstanding: none)	—	—
Series B 8% Cumulative Convertible Preferred Stock – par value of $0.01 per share (outstanding: 145,000 shares)	1,450	1,450
Common Stock – 100,000,000 shares authorized – parvalue of $0.01 per share (outstanding: 45,100,811 shares)	451,008	451,008
Additional Paid-in Capital	45,424,791	45,402,515
Accumulated Deficit	(40,818,253)	(40,480,035)
Subscriptions Receivable	(576,000)	(576,000)
Accumulated Other Comprehensive Loss	(4,117)	(4,117)
TOTAL SHAREHOLDERS’ EQUITY	4,478,879	4,794,821

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,711,031	$12,891,216

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)

	2009	2008
Revenues:
Oil and Gas Sales	$79,252	$126,326
Well Management Revenue	66,148	65,700
Royalty Receipts	1,800	4,200
Mineral Sales	3,506	2,417
Total Operating Revenues	150,706	198,643

Expenses:
Lease Operating Expenses - Oil and Gas	41,480	40,056
Operating Expenses and Other Costs - Minerals	2,249	19,259
Production and Severance Taxes – Oil and Gas	4,743	7,670
Depreciation, Depletion and Amortization	179,522	191,096
General and Administrative Expenses	182,963	180,465
Total Expenses	410,957	438,506

Loss From Operations	(260,251)	(239,863)

Other Income (Expense):
Interest and Dividend Income	5,095	7,487
Interest Expense	(53,824)	(51,915)
Total Other Income (Expense), Net	(48,729)	(44,428)

Loss Before Income Taxes	(308,980)	(284,291)
Taxes Based on Income	—	—
Net Loss	(308,980)	(284,291)
Preferred Stock Dividends	(29,238)	(29,238)
Net Loss Applicable to Common Shareholders	$(338,218)	$(313,529)

Basic and Fully Diluted Net Loss per Share	$(0.01)	$(0.01)
Weighted-average Number of Shares of Common Stock Outstanding	45,100,811	43,081,346

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)

	2009	2008
Cash Flows From Operating Activities:
Net Loss	$(308,980)	$(284,291)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation, Depletion and Amortization	179,522	191,056
Stock-based Compensation Expense	9,419	22,464
Amortization of Discount on 7.25% Convertible Debentures	144	—
Changes in Operating Assets and Liabilities:
Receivables	(15,271)	108,245
Other Current Assets	—	(126)
Prepaid Mineral Royalties	(29,925)	(30,000)
Restricted Cash Deposits	(276)	(133)
Accounts Payable	31,336	(480,604)
Accrued Interest Expense	33,738	31,146
Other Accrued Expenses	6,274	(10,258)
Net Cash Used in Operating Activities	(94,019)	(452,501)

Cash Flows From Financing Activities:
Payments on Notes and Debt	(5,812)	(26,955)
Proceeds from Borrowings	53,696	21,860
Net Cash Provided By (Used In) Financing Activities	47,884	(5,095)

Net Change in Cash and Equivalents	(46,135)	(457,596)
Cash and Equivalents at Beginning of Year	98,336	472,912
Cash and Equivalents at End of Period	$52,201	$15,316

Supplemental Information:
Income Taxes Paid	—	—
Interest Paid	$6,085	$6,881
Supplemental Disclosure of Non-cash Transactions:
Preferred Dividends Accrued, Not Paid	$29,238	$29,238
Discount on 7.25% Convertible Debentures Resulting from Beneficial Conversion Feature	$12,857	—

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

1. CONTINUED OPERATIONS AND GOING CONCERN

The unaudited consolidated financial statements have been prepared on the basis of a going concern which contemplates that Daleco Resources Corporation and subsidiaries (the “Company”) will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. The Company incurred a net loss of $308,980 for the three months ended December 31, 2009. The ability of the Company to meet its total liabilities of $8,232,152 and to continue as a going concern is dependent upon the availability of future funding, achieving profitability within its mineral segment and ongoing profitability within its oil and gas operations. If the Company is unable to continue as a going concern, there is uncertainty relative to full recoverability of its assets.

The Company continues to seek out and entertain project specific funding commitments and other capital funding alternatives if and as they become available.

As of December 31, 2009, the Company and certain of its subsidiaries were in default of certain debt and other obligations. The holders of these instruments are working with the Company to achieve the ultimate extinguishment of the obligations.

2. BASIS OF PRESENTATION

Description of Business

The Company is a Nevada corporation and its Articles provide for authorized capital stock of 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. The Company is a natural resources holding company whose subsidiaries are engaged in (i) the exploration, development and production of oil and gas; (ii) the exploration for naturally occurring minerals; (iii) the marketing and sales of such minerals; and (iv) the marketing and sales of patented products utilizing the Company’s minerals.  The Company's assets consist of two separate categories: oil and gas and non-metallic minerals. The Company’s wholly-owned active subsidiaries include Westlands Resources Corporation, Deven Resources, Inc., DRI Operating Company, Inc., Clean Age Minerals, Inc. and CA Properties, Inc.

Clean Age Minerals, Inc., through its subsidiary, CA Properties, Inc. (collectively “CAMI”), owns fee interests, leasehold interests and federal mining claims containing non-metallic minerals (kaolin and zeolite) in the states of New Mexico, Texas and Utah. CAMI is presently engaged in the exploration for such minerals and intends to mine the minerals through the use of contract miners and arrangements with its joint venture partners. CAMI also owns the CA Series Patented Process which utilizes many of the minerals owned by or under lease to CAMI for the cleansing, decontamination and remediation of air, water and soils.

The Company, through its subsidiaries, Westland Resources Corporation, DRI Operating Company and Deven Resources, Inc., owns and operates oil and gas properties in Texas and West Virginia. The Company owns (a) working interests in wells in Texas and West Virginia and (b) overriding royalty interests in (i) seventy wells in the Deerlick Coalbed Methane Field in Alabama and (ii) two wells and undeveloped acreage in Pennsylvania and (iii) one well in Texas.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2009. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2009 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited consolidated financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended September 30, 2009, included in the Company’s annual report on Form 10-K (“2009 Annual Report”).

Unless otherwise noted, references to “year” pertain to the Company’s fiscal year, which begins on October 1 and ends on September 30; for example, 2010 refers to fiscal 2010, which is the period from October 1, 2009 to September 30, 2010.

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

Significant Accounting Policies

There were no changes to the Company’s Significant Accounting Policies from those disclosed in its 2009 Annual Report.

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

Fair Value Measurements

The Company’s only financial instruments are (a) cash, securities available for future sale, and short-term trade receivables, payables and debt, and (b) a long-term note payable to a bank. The carrying amounts reported in the accompanying consolidated financial statements for cash, securities available for future sale, and short-term trade receivables, payables and debt approximate fair values because of the immediate nature of short-term maturities of these financial instruments. Based on the borrowing rates currently available to the Company for long-term bank loans with similar terms and average maturities, the carrying amount of long-term bank debt approximates fair value of $56,909 at December 31, 2009.

Subsequent Events

We have evaluated subsequent events after the balance sheet date of December 31, 2009 through the date the financial statements were available to be filed with the Securities and Exchange Commission (SEC). See Note 8 – Subsequent Events.

New Accounting Standards

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Codification Subtopic 820-10 to add two new disclosures: (1) transfers in and out of Level 1 and 2 measurements and the reasons for the transfers, and (2) a gross presentation of activity within the Level 3 roll forward. The proposal also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. The proposed guidance would apply to all entities required to make disclosures about recurring and nonrecurring fair value measurements. The effective date of the ASU is the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years.   Early application is permitted.  The Company is currently assessing the impact that the adoption will have on its financial statements.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

In January 2010, the FASB issued two ASU’s that (1) codify SEC Observer comments made at the June 2009 EITF meeting and (2) make technical corrections to several SEC sections of the FASB Codification. In general, the two ASU’s do not change existing practice.  ASU 2010-05, Compensation—Stock Compensation (Topic 718)—Escrowed Share Arrangements and the Presumption of Compensation, codifies EITF Topic D-110, Escrowed Share Arrangements and the Presumption of Compensation, which provides the SEC staff's view on when an escrowed share arrangement involving shareholders is presumed to be compensatory and the factors to consider when analyzing whether that presumption has been overcome. The SEC Observer announced the views captured in EITF Topic D-110 at the June 2009 EITF meeting.   ASU 2010-04, Accounting for Various Topics—Technical Corrections to SEC Paragraphs, primarily includes technical corrections to various topics containing SEC guidance as a result of recently-issued authoritative guidance and updates for Codification references.   These two ASU’s do not have an impact on the Company’s financial statements.

In January 2010, the FASB issued ASU No. 2010-03, Extractive Activities - Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures. The FASB's objective in issuing the ASU was to align the oil and gas reserve estimation and disclosure requirements in ASC 932 with the requirements in the SEC final rule, Modernization of Oil and Gas Reporting.  The amendments to the Codification in this ASU are designed to improve the reserve estimation and disclosure requirements of Topic 932 by: (a) updating the reserve estimation requirements for recent changes in practice and technology; and (b) expanding the disclosure requirements for equity method investments.  ASU 2010-03 is effective for annual reporting periods ending on or after December 31, 2009. Entities should apply the adoption of the amendments as a change in accounting principle inseparable from a change in estimate. The amendments in ASU 2010-03 specify the required disclosures for the effect of adoption, and early adoption is not permitted.  The Company is currently assessing the impact that the adoption will have on its financial statements.

In January 2010, the FASB issued ASU No. 2010-02, Consolidation (Topic 810) – Accounting and Reporting for Decreases in Ownership of a Subsidiary - A Scope Clarification. This ASU clarifies that the scope of the decrease in ownership provisions of Subtopic 810-10 and related guidance applies to (1) a subsidiary or group of assets that is a business or nonprofit activity; (2) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and (3) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).  ASU 2010-02 also clarifies that the decrease in ownership guidance in Subtopic 810-10 does not apply to: (a) sales of in substance real estate; and (b) conveyances of oil and gas mineral rights, even if these transfers involve businesses.  The amendments in this ASU expand the disclosure requirements about deconsolidation of a subsidiary or derecognition of a group of assets.   ASU 2010-02 is effective beginning in the period that an entity adopts FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB 51 (now included in Subtopic 810-10). If an entity has previously adopted Statement 160, the amendments are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in ASU 2010-02 should be applied retrospectively to the first period that an entity adopts Statement 160.   This ASU does not have an impact on the Company’s financial statements.

In January 2010, the FASB issued ASU No. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments to the Codification in this ASU clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. This ASU codifies the consensus reached in EITF Issue No. 09-E, Accounting for Stock Dividends, Including Distributions to Shareholders with Components of Stock and Cash.  ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.   This ASU currently does not have an impact on the Company’s financial statements.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

In December 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which codifies FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). ASU 2009-17 represents a revision to former FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements.  ASU 2009-17 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or the Company’s fiscal year beginning October 1, 2010. Early application is not permitted. The Company has not yet determined the impact, if any, which the provisions of ASU 2009-17 may have on the Company’s financial statements.

In December 2009, the FASB issued ASU 2009-16, Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets, which formally codifies FASB Statement No. 166, Accounting for Transfers of Financial Assets into the ASC. ASU 2009-16 represents a revision to the provisions of former FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. Among other things, ASU 2009-16 (1) eliminates the concept of a “qualifying special-purpose entity”, (2) changes the requirements for derecognizing financial assets, and (3) enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. ASU 2009-16 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or the Company’s fiscal year beginning October 1, 2010. Early application is not permitted. The provisions of ASU 2009-16 are not expected to have a material impact on the Company’s financial statements.

 In October 2009, the FASB issued ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. ASU 2009-15 includes amendments to ASC Topic 470, Debt, (Subtopic 470-20), and ASC Topic 260, Earnings per Share (Subtopic 260-10), to provide guidance on share-lending arrangements entered into on an entity's own shares in contemplation of a convertible debt offering or other financing.  The provisions of ASU 2009-15 are effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those years. Retrospective application is required for such arrangements.   The provisions of ASU 2009-15 are effective for arrangements entered into on (not outstanding) or after the beginning of the first reporting period that begins on or after June 15, 2009. Certain transition disclosures are also required. Early application is not permitted.  The provisions of ASU 2009-15 are not expected to have an impact on the Company’s financial statements.

In October 2009, the FASB published ASU 2009-14, Software (Topic 985) - Certain Revenue Arrangements that Include Software Elements. ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and non-software components that function together to deliver the tangible product's essential functionality are excluded from the software revenue guidance in ASC Subtopic 985-605, Software-Revenue Recognition. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance.   The provisions of ASU 2009-14 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, or the Company’s fiscal year beginning October 1, 2010.  Early adoption is permitted.  The provisions of ASU 2009-14 are not expected to have an impact on the Company’s financial statements.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

In October 2009, the FASB published ASU 2009-13, Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements. ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in ASC Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor's multiple-deliverable revenue arrangements.   The provisions of ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 or the Company’s fiscal year beginning October 1, 2010. Early adoption is permitted.  The provisions of ASU 2009-14 are not expected to have an impact on the Company’s financial statements.

In September 2009, the FASB published ASU No. 2009-12, Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). ASU 2009-12 amends ASC Subtopic 820-10, Fair Value Measurements and Disclosures—Overall, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). It also requires new disclosures, by major category of investments, about the attributes includes of investments within the scope of this amendment to the Codification.   The provisions of ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009. Early application is permitted.  The provisions of ASU 2009-14 is effective for the Company and did not have an impact on the Company’s financial statements.

On December 31, 2008, the SEC published final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the Petroleum Resource Management System, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, permitting disclosure of probable and possible reserves, and changes to the pricing used to determine reserves based on a 12-month average price rather than a period end spot price. The average is to be calculated using the first-day-of-the-month price for each of the 12 months that make up the reporting period. The new rules are effective for annual reports for fiscal years ending on or after December 31, 2009. Early adoption is not permitted. This statement is effective for our fiscal year ending September 30, 2010. We are currently assessing the impact that the adoption will have on the consolidated financial statements and disclosures.

3. MINERAL PROPERTIES

The Company is an exploration stage company in respect to its mineral holdings.

During October 2009, the Company entered into an agreement to sell zeolite to be used in certain agricultural applications including but not limited to feed supplements and soil additives in a ten state area in the south-central part of the US.

In December 2009, the proposed Sierra Kaolin Open Pit Clay Mine project cleared the regulatory review process and the project’s definitive USDA Forest Service Plan of Operations was approved. This will facilitate the project moving to the next phases, including site preparation for extraction operations and the continued evaluation of potential product specific marketing arrangements with certain third parties.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

4. PREMIUM FINANCE NOTE PAYABLE

During November 2009, the Company entered into a Premium Finance Note Payable for $23,696 to finance certain insurance premiums.  The maturity date of the note is October 1, 2010 and the interest rate is 11.2%. Consistent with the provisions of the note, the Company has been making monthly payments of principal and interest of $2,285. The balance of the Note at December 31, 2009 is $21,634.

5. 7.25% CONVERTIBLE DEBENTURES

In June 2009, the Company commenced a private placement of up to $500,000 of 7.25% Convertible Debentures (the “Debentures”). The Debentures are convertible at a conversion price equal to the greater of either $0.14 per share or an amount equal to 80% of the average of the closing bid and ask prices of the Common Stock for the 5 trading days immediately preceding the conversion date. The Debentures are five (5) year instruments maturing on July 30, 2014, bearing interest at 7.25 % per annum on the balance outstanding from time to time.  Interest commences to accrue immediately upon issuance of the Debentures and will be paid quarterly on each September 30, December 31, March 31 and June 30 for which the Debentures are outstanding.  Payment of principal will commence on September 30 following the second anniversary of the closing date of the offering. The Company has extended the offering period for the Debentures until May 31, 2010, at the request of potential investors. The Company is utilizing the proceeds of this private placement for general working capital purposes.

 During the three months ended December 31, 2009, a Director purchased Debentures totaling $30,000.

Debentures totaling $30,000 are outstanding at December 31, 2009. The Company recorded a discount of $12,857 on the Debentures resulting from the beneficial conversion feature which will be amortized through the maturity date of the Debentures. Such discount was determined based on the fair value of the Company’s Common Stock in excess of the conversion price per share as of the commitment date to purchase the Debentures. During the three months ended December 31, 2009, the Company recognized $47 of contractual coupon interest and $144 of amortization of the discount and such amounts are included in interest expense. The effective interest rate for the three months ended December 31, 2009 was 40%. The if-converted value of the Debentures at December 31, 2009 exceeds the principal amount of the Debentures by $12,000.

6. CAPITAL STOCK

Common Stock

No shares of Common Stock were issued during the three months ended December 31, 2009.

Series B 8% Cumulative Convertible Preferred Stock

No shares of Series B Preferred Stock were issued or converted to Common Stock during the three months ended December 31, 2009.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

Options and Warrants to Purchase Common Stock

	Number of Options and Warrants	Weighted Average Price per Share
Options and Warrants Outstanding at September 30, 2009	1,609,805	$0.51
Options Granted	1,200,000	$0.21
Options and Warrants Outstanding at December 31, 2009	2,809,805	$0.38

Summarized information relating to the stock options to purchase Common Stock outstanding as of December 31, 2009, is as follows:

	Options Outstanding			Options Exercisable
Exercise Price per Share	Number of Shares Underlying Options Unexercised	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)	Number of Shares Underlying Options Exercisable	Weighted Average Exercise Price Per Share
$0.21-$0.67	1,987,500	$0.32	3.57	737,500	$0.49

Stock-Based Compensation

During the three months ended December 31, 2009, options to purchase 1,200,000 shares of Common Stock were granted. There are options to purchase 1,987,500 shares of Common Stock outstanding as of December 31, 2009, of which options to purchase 1,800,000 shares are held by current officers, Directors and employees of the Company (“Insiders”).  The exercise prices for the options held by Insiders range from $0.21 per share to $0.67 per share.

In accordance with FASB ASC Topic 718, Compensation – Stock Compensation, the Company recorded stock-based compensation expense for the three months ended December 31, 2009 and 2008 of $9,419 and $22,464, respectively, relating to stock options granted to insiders. Such expense is included in General and Administrative Expenses. No tax benefit has been recognized. Compensation costs are based on the fair value at the grant date.  The fair value of the options has been estimated by using the Black-Scholes option-pricing model with the following assumptions: risk free interest rates between 2.43% and 4.16%; expected life of three to seven years; and expected volatility between 37% and 106%.

Net Income (Loss) Per Share

Net income (loss) per share is computed in accordance with FASB ASC Topic 260, Earnings per Share. Basic net income (loss) per share is calculated by dividing the net income (loss) available to common stockholders by the weighted average number of shares outstanding during the year. Diluted earnings per share reflect the potential dilution of securities that could share in earnings of an entity. In a loss year, dilutive common equivalent shares are excluded from the loss per share calculation as the effect would be anti-dilutive.

Options and warrants to purchase shares of Common Stock were outstanding during the periods but have not been included in the computation of diluted earnings per share because such shares would have an anti-dilutive effect on net loss per share. The shares of Common Stock issuable upon the conversion of the 7.25% Convertible Debentures (see Note 5) have not been included in the computation of diluted earnings per share because such shares would have an anti-dilutive effect on net loss per share. No other adjustments were made for purposes of per share calculations.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

Payment of Accrued Dividends

There were no cash dividend payments in respect to either series of Preferred Stock during the three months ended December 31, 2009 and 2008.

7. PENDING LITIGATION

During October 2009, a working interest owner commenced an action against a subsidiary of the Company in the District Court of Burleson County, Texas, for an accounting of expense and revenues for six wells.  The subsidiary, through its Texas counsel, has filed a general denial of the claim.  In November 2009, such subsidiary provided the plaintiff with a complete accounting for all wells in question. The plaintiff has not responded to the documents and information provided to it.

8. SUBSEQUENT EVENTS

During January 2010, the Company issued Debentures totaling $25,000. A purchaser of $10,000 of the Debentures elected to immediately convert such holding into Common Stock at an average conversion price of $0.14 per share; accordingly, the Company issued 71,429 shares of Common Stock.

In January 2010, the Company borrowed $40,000 from a Director which the Company used to satisfy certain delinquent payables.

On February 4, 2010, the Company entered into a License Agreement concerning two US method patents for the treatment of wastewaters.  The license applies to the US and covers the use of the technology in water, wastewater and waste treatment in animal feed operations, agriculture, and aquaculture. In addition, the license applies to the treatment of sanitary wastewater on Federal facilities, military bases and lands administered by the US Bureau of Indian Affairs.

Management performed an evaluation of Company activity through February 12, 2009, the date the unaudited consolidated financial statements were issued, and concluded that there are no other significant subsequent events requiring disclosure.

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

RESULTS OF OPERATIONS

For the three months ended December 31, 2009 and 2008:

	2009	2008
Revenues	$150,706	$198,643
Net Loss	$(308,980)	$(284,291)
Oil and Gas Production and Cost Information:
Production:
Oil (Bbl)	495	1,018
Gas (Mcf)	7,825	9,026
Average Price:
Oil (per Bbl)	$72.98	$57.94
Gas (per Mcf)	$5.51	$7.46
Mcfe	$7.34	$8.35
Lease Operating Expenses and Production and Severance Taxes per Mcfe	$4.28	$3.15

Bbl   = One barrel of oil or condensate
Mcf   = One thousand cubic feet
Mcfe = One thousand cubic feet gas equivalent

OIL AND GAS OPERATIONS

Oil and Gas Sales

Oil and Gas Sales decreased to $79,252 for the three months ended December 31, 2009 from $126,326 for three months ended December 31, 2008. The decrease in oil and gas production experienced during the three months ended December 31, 2009 is primarily a result of wells being “off-line” for repair and declines in the producing gas-oil ratio from certain producing wells operated by the Company in Texas.

Well Management Revenue

 Well Management Revenue increased to $66,148 for the three months ended December 31, 2009 from $65,700 for three months ended December 31, 2008.

Lease Operating Expenses and Production and Severance Taxes

Lease Operating Expenses and Production and Severance Taxes decreased to $46,223 for the three months ended December 31, 2009 from $47,726 for three months ended December 31, 2008. The increase in Lease Operating Expenses and Production and Severance Taxes per Mcfe is primarily the result of the decrease in production of oil and gas.

Depreciation, Depletion and Amortization: Oil and Gas

Depreciation, depletion and amortization (“DD&A”) totaled $32,850 and $46,492 for the three months ended December 31, 2009 and 2008, respectively. Such decrease is primarily the result of the decrease in production of oil and gas.

MINERALS OPERATIONS

The Company is an Exploration Stage company in respect to its mineral holdings.  In December 2009, the proposed Sierra Kaolin Open Pit Clay Mine project cleared the regulatory review process and the project’s definitive USDA Forest Service Plan of Operations was approved. This will facilitate the project moving to the next phases, including site preparation for extraction operations and the continued evaluation of potential product specific marketing arrangements with certain third parties.

Minerals Sales

Minerals sales totaled $3,506 and $2,417 during the three months ended December 31, 2009 and 2008, respectively. During October 2009, the Company entered into an agreement to sell zeolite to be used in certain agricultural applications including but not limited to feed supplements and soil additives in a ten state area in the south-central part of the US. The Company made initial shipments during the three months ended December 31, 2009.

Minerals Exploration Expenses

The Company did not incur minerals exploration expenses during the three months ended December 31, 2009 and 2008. These expenses are primarily for costs associated with the exploration and quantification of mineral resources and mineral reserves. Such expenses related to the kaolin reserves were the responsibility of the Company’s partner.

Minerals Operating Expenses and Other Costs

Minerals operating expenses and other costs totaled $2,249 and $19,259 for the three months ended December 31, 2009 and 2008, respectively. The decrease is primarily attributable to the Company incurring no expenses related to its calcium carbonate minerals in the three months ended December 31, 2009. During the fiscal 2009, the Company determined that additional efforts to develop its calcium carbonate minerals in New Mexico were no longer warranted.

Depreciation, Depletion and Amortization: Minerals

Depreciation, depletion and amortization totaled $145,030 and $144,564 for the three months ended December 31, 2009 and 2008, respectively. Such amounts include amortization of Technology and Patent Rights of $144,363 and $144,363 in the three months ended December 31, 2009 and 2008, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses totaled $182,963 and $180,465 for the three months ended December 31, 2009 and 2008, respectively.  The Company recorded stock-based compensation expense of $9,419 and $22,464 for the three months ended December 31, 2009 and 2008, respectively.

INTEREST EXPENSE

Interest expense totaled $53,824 and $51,915 for the three months ended December 31, 2009 and 2008, respectively. During the three months ended December 31, 2009, the Company recognized $47 of contractual coupon interest and $144 of amortization of the discount relating to the 7.25% Convertible Debentures as discussed in Note 5 of the Notes to Unaudited Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash flow used in operating activities was $94,019 and $452,501 for the three months ended December 31, 2009 and 2008, respectively. Funds have been and are being deployed in efforts to enhance the commercial viability of the Company’s existing resource assets, to identify potential expansion opportunities and to retire obligations associated with the Company’s assets. The Company’s net cash at December 31, 2009 was $52,201.

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

In an effort to address the liquidity shortfall, the Company has instituted cost containment procedures including staff decreases, sold certain of its oil and gas properties, and is evaluating the sale of certain additional oil and gas properties. It may take months and possibly longer to sell these properties at a suitable price. The market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand that are beyond our control. We cannot predict whether we will be able to sell a property for the price or on terms acceptable to us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of any property.

In March 2008, the Company entered into an agreement to sell its interests in certain operated gas wells and related gas gathering system in West Virginia with cash consideration to the Company of $150,000 of which $100,000 was received in April 2008. In May 2008, the Company sold its interests in certain oil and gas properties (primarily undeveloped acreage) in Pennsylvania for $250,000.

During June 2009, the Company offered a Private Placement under the provisions of Regulation D promulgated under the Securities Act of 1933, as amended (the “2009 Private Placement”). Private Placement consists of up to Five Hundred Thousand Dollars ($500,000) of 7.25% Convertible Debentures (“Debentures” or “Debenture”).  The Debentures offered by the Company, are five (5) year instruments maturing on July 30, 2014, bearing interest at seven and one quarter percent (7.25%) per annum on the balance outstanding from time to time.  Interest will commence to accrue immediately upon issuance of the Debentures and will be paid quarterly on each September 30, December 31, March 31 and June 30, which the Debentures are outstanding.  Payment of principal will commence on September 30 following the second anniversary of the Closing Date of this Offering.  The Company extended the offering period for the Debentures until May 31, 2010 at the request of potential investors.

 Through December 31, 2009, this private placement raised $158,500 (net of fees and expenses) for the Company. Through September 30, 2009, all of the purchasers of the Debentures elected to immediately convert such holdings into shares of Common Stock at an average conversion price of $0.14 per share and, accordingly, the Company has issued 1,019,465 shares of Common Stock.

During January 2010, the Company issued Debentures totaling $25,000. The Company is utilizing the proceeds of this private placement for general working capital purposes.

In January 2010, the Company borrowed $40,000 from a Director which the Company used to satisfy certain delinquent payables.

COMMERCIALIZATION OF MINERAL ASSETS

During fiscal 2009, the Company determined that additional efforts to develop its calcium carbonate minerals in New Mexico were no longer warranted. The Company is continuing to pursue plans to commercialize its kaolin and zeolite deposits which are critical for the Company to achieve profitability and establishing the Company as a market innovator in industrial minerals. Those plans have progressed from the data acquisition and analysis phase into ongoing mineral processing and facility design phase. The Company and its current partner and potential other partners are actively investigating various commercial applications for its mineral based products. The Company continues to focus on establishing business and or financial relationships that will provide the necessary capital to effectively exploit its kaolin and zeolite mineral resource holdings.  With respect to the Company’s zeolite deposit, certain initial small scale tests have progressed to the point where larger scalable pilot tests of commercial applications are to be initiated.

Zeolite

During October, 2009, the Company entered into an agreement to sell zeolite to be used in certain agricultural applications including but not limited to feed supplements and soil additives in a ten state area in the south-central part of the US. The Company made initial shipments during the three months ended December 31, 2009.

On February 4, 2010, the Company entered into a License Agreement concerning two US method patents for the treatment of wastewaters.  The license applies to the US and covers the use of the technology in water, wastewater and waste treatment in animal feed operations, agriculture, and aquaculture. In addition, the license applies to the treatment of sanitary wastewater on Federal facilities, military bases and lands administered by the US Bureau of Indian Affairs.

Kaolin

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

The venture, with the assistance of its consultants, has begun technical presentations of the product formulations to entities active on both the demand and supply sides of the coatings, fillers and pigments sectors of the paint and paper industries. Preliminary feedback from these initial presentations has been encouraging and has led to follow-up discussions and submission of product samples for prospective application testing. The final results of these inquiries and testing are expected over the next several months. Tecumseh, as the project’s manager, is proceeding with its efforts to prepare the mineral deposit site for production. In December 2009, the proposed Sierra Kaolin Open Pit Clay Mine project cleared the regulatory review process and the project’s definitive USDA Forest Service Plan of Operations was approved. This extraction permit will facilitate the project moving to the next phases, including site preparation for extraction operations and the continued evaluation of potential product specific marketing arrangements with certain third parties.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no “off-balance sheet arrangements” and does not expect to enter into any such arrangements in the foreseeable future.

NEW ACCOUNTING STANDARDS

For details of applicable new accounting standards, please, refer to Note 2 of the Notes to Unaudited Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our Interim Chief Executive Officer/President/Chief Financial Officer evaluated, with the participation of management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Interim Chief Executive Officer/President/Chief Financial Officer has concluded that our disclosure controls and procedures were effective as of December 31, 2009 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

On December 31, 2009, the Company had two employees and engaged the Chief Accounting Officer on a consulting basis.  All day-to-day financial matters are overseen by the Interim Chief Executive Officer/President/Chief Financial Officer with oversight by the Board of Directors.  All contracting by the Company, for other than everyday items, is done with the approval of the entire Board of Directors.

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

The Interim Chief Executive Officer/President/Chief Financial Officer, with the assistance of the Audit Committee, established, consistent with the provisions of Rule 13a-15(f) and Rule 15d-15(f) of the '34 Act, a procedure and check list for the filing of all information and reports required by the Securities and Exchange Act of 1934, as amended and the Sarbanes-Oxley Act ("SOX"). Since the Company employs only two people, as of the filing date, the Company's Interim Chief Executive Officer/President/Chief Financial Officer is responsible for reporting and filing reports. In addition to the mandatory filing requirements established by the Securities and Exchange Commission, OTC:BB (the exchange on which the Registrant's stock is traded) and SOX, the Registrant has taken the position that any transaction that could impact the value of the Company or the Company's stock by five percent or greater requires disclosure. All press releases are published by the Company only after submittal to the Board of Directors and counsel for review, comment and approval.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

June 2009 Private Placement

 During June 2009, the Company offered a Private Placement under the provisions of Regulation D promulgated under the Securities Act of 1933, as amended (the “2009 Private Placement”). Private Placement consists of up to Five Hundred Thousand Dollars ($500,000) of 7.25% Convertible Debentures (“Debentures” or “Debenture”).  The Debentures offered by the Company, are five (5) year instruments maturing on July 30, 2014, bearing interest at seven and one quarter percent (7.25%) per annum on the balance outstanding from time to time.  Interest will commence to accrue immediately upon issuance of the Debentures and will be paid quarterly on each September 30, December 31, March 31 and June 30, which the Debentures are outstanding.  Payment of principal will commence on September 30 following the second anniversary of the Closing Date of this Offering. The debentures are convertible at a conversion price equal to the greater of either $0.14 per share or an amount equal to 80% of the average of the closing bid and ask prices of the Common Stock for the 5 trading days immediately preceding the conversion date.  The Company extended the offering period for the Debentures until at the request of potential investors. Through December 31, 2009, this private placement raised $158,500 (net of fees and expenses) for the Company. The Company is utilizing the proceeds of this private placement for general working capital purposes.

Through September 30, 2009, all of the purchasers of the Debentures elected to immediately convert such holdings into shares of Common Stock at an average conversion price of $0.14 per share and, accordingly, the Company has issued 1,019,465 shares of Common Stock. As of September 30, 2009, this private placement had raised $128,500 (net of fees and expenses totaling $14,225) for the Company.

During the three months ended December 31, 2009, the Company issued Debentures totaling $30,000.

Options to Purchase Common Stock

In December 2009, the Board of Directors granted options to purchase 1,200,000 shares of Common Stock to two Directors and the Interim Chief Executive Officer/President/Chief Financial Officer/Director. The options are exercisable through December 2014 at an exercise price of $0.21 per share.  The options vest 50% in December 2010 and 25% in each of December 2011 and 2012.

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

The Registrant incorporates by reference its Exhibit List as attached to its annual report on Form 10-K for the fiscal year ended September 30, 2009.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DALECO RESOURCES CORPORATION

Dated: February 12, 2010	/s/ Gary J. Novinskie
Gary J. Novinskie
Interim Chief Executive Officer, President, Chief
Financial Officer and Director (Principal Executive Officer
and Principal Financial Officer)

Dated: February 12, 2010	/s/ Richard W. Blackstone
Richard W. Blackstone
Principal Accounting Officer