Form 10-Q
period 2010-03-31
DALECO RESOURCES CORP
filed 2010-05-20
CIK 746967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of shares outstanding of the issuer's Common Stock as of April 30, 2010:  45,418,668
Number of shares outstanding of the issuer’s Series B Preferred Stock as of April 30, 2010:  145,000

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31 2010	September 30 2009
	(Unaudited)
ASSETS
Current Assets:
Cash and Equivalents	$72,907	$98,336
Accounts Receivable	328,327	296,547
Other Current Assets	7,424	7,424
Total Current Assets	408,658	402,307

Other Assets:
Patent Rights	6,594,500	6,594,500
Accumulated Amortization of Patent Rights	(5,488,342)	(5,199,616)
Net Patent Rights	1,106,158	1,394,884
Patents License Rights	40,907	-
Prepaid Mineral Royalties	449,717	419,879
Interest Receivable	160,148	150,814
Restricted Cash Deposits	109,389	109,041
Securities Available for Future Sale	1,583	1,583
Total Other Assets	1,867,902	2,076,201

Property, Plant and Equipment:
Mineral Properties, at cost	9,877,128	9,877,128
Accumulated Depreciation, Depletion and Amortization	(95,000)	(95,000)
Net Mineral Properties	9,782,128	9,782,128
Oil and Gas Properties, at cost	4,424,512	4,424,512
Accumulated Depreciation, Depletion and Amortization	(3,871,895)	(3,806,195)
Net Oil and Gas Properties	552,617	618,317
Office Equipment, Furniture and Fixtures, at cost	61,502	79,902
Accumulated Depreciation	(53,191)	(67,639)
Net Office Equipment, Furniture and Fixtures	8,311	12,263
Total Net Property, Plant and Equipment	10,343,056	10,412,708

TOTAL ASSETS	$12,619,616	$12,891,216

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31 2010	September 30 2009
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$2,011,379	$1,839,170
Federal and State Income Taxes Payable	284,595	277,990
Preferred Stock Dividends Payable	1,799,736	1,741,895
Accrued Interest Expense	746,963	705,840
Accrued Bonus Expense	1,373,831	1,373,831
Accrued Salary Expense	950,379	944,441
Accrued Expense Reimbursements	24,990	24,990
EV&T Note Payable	567,213	567,213
CAMI Notes Payable	514,881	514,881
Notes Payable - Related Parties	85,485	45,485
Premium Finance Note Payable	13,266	-
Note Payable - First Regional Bank – Current Portion	15,000	15,000
Total Current Liabilities	8,387,718	8,050,736
Long-term Debt:
Note Payable – First Regional Bank – Long-term Portion	38,159	45,659
7.25% Convertible Debentures, net of unamortized discount of $12,029 at March 31, 2010	17,971	-
Total Long-term Debt	56,130	45,659

TOTAL LIABILITIES	8,443,848	8,096,395

SHAREHOLDERS’ EQUITY:
Preferred Stock – 20,000,000 shares authorized
Series A Preferred Stock (outstanding: none)	-	-
Series B 8% Cumulative Convertible Preferred Stock – par value of $0.01 per share (outstanding: 145,000 shares at March 31, 2010 and September 30, 2009)	1,450	1,450
Common Stock – 100,000,000 shares authorized – par value of $0.01 per share (outstanding: 45,418,668 and 45,100,811 shares at March 31, 2010 and September 30, 2009, respectively)	454,187	451,008
Additional Paid-in Capital	45,529,503	45,402,515
Accumulated Deficit	(41,229,255)	(40,480,035)
Subscriptions Receivable	(576,000)	(576,000)
Accumulated Other Comprehensive Loss	(4,117)	(4,117)
TOTAL SHAREHOLDERS’ EQUITY	4,175,768	4,794,821

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,619,616	$12,891,216

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	Three Months Ended March 31		Six Months Ended March 31
	2010	2009	2010	2009
Revenues:
Oil and Gas Sales	$81,830	$74,105	$161,082	$200,431
Well Management Revenue	66,146	65,699	132,294	131,399
Royalty Receipts	1,353	3,900	3,153	8,100
Mineral Sales	4,947	1,208	8,453	3,625
Total Operating Revenues	154,276	144,912	304,982	343,555

Expenses:
Lease Operating Expenses - Oil and Gas	54,440	67,743	95,920	107,799
Operating Expenses and Other Costs - Minerals	9,843	18,113	12,092	37,372
Production and Severance Taxes – Oil and Gas	4,101	4,604	8,844	12,274
Depreciation, Depletion and Amortization	178,856	191,054	358,378	382,110
General and Administrative Expenses	206,324	176,913	389,287	357,378
Total Expenses	453,564	458,427	864,521	896,933

Loss From Operations	(299,288)	(313,515)	(559,539)	(553,378)

Other Income (Expense):
Interest and Dividend Income	4,927	8,214	10,022	15,701
Interest Expense	(88,038)	(50,656)	(141,862)	(102,571)
Total Other Income (Expense),Net	(83,111)	(42,442)	(131,840)	(86,870)

Loss Before Income Taxes	(382,399)	(355,957)	(691,379)	(640,248)
Taxes Based on Income	-	-	-	-
Net Loss	(382,399)	(355,957)	(691,379)	(640,248)
Preferred Stock Dividends	(28,603)	(29,238)	(57,841)	(58,476)
Net Loss Applicable to Common Shareholders	$(411,002)	$(385,195)	$(749,220)	$(698,724)

Basic and Fully Diluted Net Loss per Share	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Weighted-average Number of Shares of Common Stock Outstanding	45,327,120	43,081,346	45,212,722	43,081,346

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	2010	2009
Cash Flows From Operating Activities:
Net Loss	$(691,379)	$(640,248)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation, Depletion and Amortization	358,378	382,110
Stock-based Compensation Expense	26,616	44,928
Amortization of Discount on 7.25% Convertible Debentures	828	-
Non-cash Charge as Interest Expense	19,787	-
Changes in Operating Assets and Liabilities:
Receivables	(41,114)	213,887
Prepaid Mineral Royalties	(29,838)	(30,000)
Restricted Cash Deposits	(348)	(133)
Accounts Payable	172,209	(370,495)
Accrued Interest Expense	41,123	57,900
Other Accrued Expenses	12,543	(20,274)
Net Cash Used in Operating Activities	(131,195)	(362,325)

Cash Flows From Financing Activities:
Payments on Notes and Debt	(17,930)	(50,916)
Proceeds from Borrowings	123,696	21,860
Net Cash Provided By (Used In) Financing Activities	105,766	(29,056)

Net Change in Cash and Equivalents	(25,429)	(391,381)
Cash and Equivalents at Beginning of Year	98,336	472,912
Cash and Equivalents at End of Period	$72,907	$81,531

Supplemental Information:
Income Taxes Paid	$-	$-
Interest Paid	$52,527	$44,671
Supplemental Disclosure of Non-cash Transactions:
Preferred Dividends Accrued, Not Paid	$57,841	$58,476
Issuance of Common Stock for Patents License Rights	$40,907	$-
Conversion of 7.25% Convertible Debentures into Common Stock	$30,000	$-
Interest Expense Resulting from Beneficial Conversion Feature of Convertible Debentures	$19,787	$-
Discount on 7.25% Convertible Debentures Resulting from Beneficial Conversion Feature	$12,857	$-

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009

1. CONTINUED OPERATIONS AND GOING CONCERN

The unaudited consolidated financial statements have been prepared on the basis of a going concern which contemplates that Daleco Resources Corporation and subsidiaries (the “Company”) will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. The Company incurred a net loss of $691,379 for the six months ended March 31, 2010. The ability of the Company to meet its total liabilities of $8,443,848 at March 31, 2010 and to continue as a going concern is dependent upon the availability of future funding, achieving profitability within its mineral segment and ongoing profitability within its oil and gas operations. If the Company is unable to continue as a going concern, there is uncertainty relative to full recoverability of its assets. The financial statements do not reflect any adjustments relating to these uncertainties.

The Company continues to seek out and entertain project specific funding commitments and other capital funding alternatives if and as they become available.

As of March 31, 2010, the Company and certain of its subsidiaries were in default of certain debt and other obligations. The holders of these instruments are working with the Company to achieve the ultimate extinguishment of the obligations.

2. BASIS OF PRESENTATION

Description of Business

Daleco Resources Corporation is a Nevada corporation and its Articles provide for authorized capital stock of 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. The Company is a natural resources holding company whose subsidiaries are engaged in (i) the exploration, development and production of oil and gas; (ii) the exploration for naturally occurring minerals; (iii) the marketing and sales of such minerals; and (iv) the marketing and sales of patented products and processes utilizing the Company’s minerals.  The Company's assets consist of two separate categories: oil and gas and non-metallic minerals. The Company’s wholly-owned active subsidiaries include Westlands Resources Corporation, Deven Resources, Inc., DRI Operating Company, Inc., Clean Age Minerals, Inc. and CA Properties, Inc.

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

During February 2010, the Company entered into a License Agreement concerning two US method patents for the treatment of wastewaters. Such patents utilize certain of the Company’s minerals (zeolite).  The license applies to the US and covers the use of the technology in water, wastewater and waste treatment in animal feed operations, agriculture, and aquaculture. In addition, the license applies to the treatment of sanitary wastewater on Federal facilities, military bases and lands administered by the US Bureau of Indian Affairs.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2009. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2010 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited consolidated financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended September 30, 2009, included in the Company’s annual report on Form 10-K (“2009 Annual Report”).

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

Fair Value Measurements

The Company’s only financial instruments are (a) cash, securities available for future sale, and short-term trade receivables, payables and debt, and (b) a long-term note payable to a bank. The carrying amounts reported in the accompanying consolidated financial statements for cash, securities available for future sale, and short-term trade receivables, payables and debt approximate fair values because of the immediate nature of short-term maturities of these financial instruments. Based on the borrowing rates currently available to the Company for long-term bank loans with similar terms and average maturities, the carrying amount of long-term bank debt of $53,159 approximates fair value at March 31, 2010.

Subsequent Events

We have evaluated subsequent events after the balance sheet date of March 31, 2010 through the date the financial statements were available to be filed with the Securities and Exchange Commission (SEC). See Note 9 – Subsequent Events.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009

New Accounting Standards

In April 2010, the FASB issued Accounting Standards Update 2010-14, Accounting for Extractive Activities—Oil & Gas: Amendments to Paragraph 932-10-S99-1. The ASU adds to the Codification the SEC’s Regulation S-X Rule 4-10, Financial Accounting and Reporting for Oil and Gas Producing Activities Pursuant to the Federal Securities Laws and the Energy Policy and Conservation Act of 1975. This rule was included in the SEC’s Final Rule, Modernization of Oil and Gas Reporting, which was published in December 2008 and became effective January 1, 2010.   The SEC’s Final Rule included rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the Petroleum Resource Management System, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, permitting disclosure of probable and possible reserves, and changes to the pricing used to determine reserves based on a 12-month average price rather than a period end spot price. The average is to be calculated using the first-day-of-the-month price for each of the 12 months that make up the reporting period. The new rules are effective for annual reports for fiscal years ending on or after December 31, 2009. Early adoption is not permitted. These reporting requirements are effective for our annual report for the fiscal year ending September 30, 2010. We are currently assessing the impact that the adoption of the provisions of ASU 2010-14 will have on the consolidated financial statements and disclosures.

In April 2010, the FASB issued Accounting Standards Update 2010-13, Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.  ASU 2010-13 updates ASC 718 to codify the consensus reached in EITF Issue No. 09-J, Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.   The ASU clarifies that share-based payment awards with an exercise price denominated in the currency of a market in which a substantial portion of the underlying equity security trades should not be considered to meet the criteria requiring classification as a liability.   The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Early adoption is permitted.   The provisions of ASU 2010-13 is not expected to have an impact on the Company’s financial statements.

In March 2010, the FASB issued Accounting Standards Update 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.  ASU 2010-11 clarifies and amends the accounting for credit derivatives embedded in beneficial interests in securitized financial assets.  Currently, certain credit derivative features embedded in beneficial interests in securitized financial assets are not accounted for as derivatives.  The new guidance will eliminate the scope exception for embedded credit derivatives (except those that are created solely by subordination) and provides new guidance on the evaluation to be performed.   Bifurcation and separate recognition may be required for certain beneficial interests that are currently not accounted for at fair value through earnings.   The new guidance is effective at the beginning of the first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after March 5, 2010.   At adoption, a company may make a one-time election to apply the fair value option on an instrument-by-instrument basis for any beneficial interest in securitized financial assets.   The Company is determining the impact that ASU 2010-11 may have on its financial statements.

In February 2010, the FASB issued Accounting Standards Update 2010-10, Consolidation (Topic 10): Amendments for Certain Funds.  ASU 2010-10 defers the effective date of certain amendments to the consolidation requirements of ASC Topic 810, Consolidation, resulting from the issuance of FAS 167, Amendments to FASB Interpretation No. 46(R). Specifically, the amendments to the consolidation requirements of Topic 810 resulting from the issuance of FAS 167 are deferred for a reporting entity’s interest in an entity (1) that has all the attributes of an investment company; or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies.    The ASU does not defer the disclosure requirements in FAS 167 amendments to Topic 810. The amendments in this ASU are effective as of the beginning of a reporting entity's first annual period that begins after November 15, 2009, and for interim for interim periods within that first annual reporting period. Early application is not permitted.  The provisions of ASU 2010-10 are not expected to have an impact on the Company’s financial statements.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009

In February 2010, the FASB issued Accounting Standards Update 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature.  In addition, the amendments in the ASU requires an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of issuance of its financial statements and must disclose such date.  All of the amendments in the ASU were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.  The Company has adopted the provisions of ASU 2010-09 and noted no material impact on the Company’s financial statements.

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

In January 2010, the FASB issued ASU No. 2010-03, Extractive Activities - Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures. The FASB's objective in issuing the ASU was to align the oil and gas reserve estimation and disclosure requirements in ASC 932 with the requirements in the SEC final rule, Modernization of Oil and Gas Reporting.  The amendments to the Codification in this ASU are designed to improve the reserve estimation and disclosure requirements of Topic 932 by: (a) updating the reserve estimation requirements for recent changes in practice and technology; and (b) expanding the disclosure requirements for equity method investments.  ASU 2010-03 is effective for annual reporting periods ending on or after December 31, 2009. Entities should apply the adoption of the amendments as a change in accounting principle inseparable from a change in estimate. The amendments in ASU 2010-03 specify the required disclosures for the effect of adoption, and early adoption is not permitted. These reporting requirements are effective for our annual report for the fiscal year ending September 30, 2010.  The Company is currently assessing the impact that the adoption will have on its financial statements.

3. MINERAL PROPERTIES

The Company is an exploration stage company in respect to its mineral holdings.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009

During October 2009, the Company entered into an agreement to sell zeolite to be used in certain agricultural applications including but not limited to feed supplements and soil additives in a ten state area in the south-central part of the US.

During February 2010, the Company entered into a License Agreement concerning two US method patents for the treatment of wastewaters.  Such patents utilize certain of the Company’s minerals (zeolite).The license applies to the US and covers the use of the technology in water, wastewater and waste treatment in animal feed operations, agriculture, and aquaculture. In addition, the license applies to the treatment of sanitary wastewater on Federal facilities, military bases and lands administered by the US Bureau of Indian Affairs. The Company issued 140,000 shares of its Common Stock in consideration for the License Agreement.  The Company recorded $40,907 as Patents License Rights based on an average price of $0.29 per share.

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

4. PREMIUM FINANCE NOTE PAYABLE

During November 2009, the Company entered into a Premium Finance Note Payable for $23,696 to finance certain insurance premiums.  The maturity date of the note is October 1, 2010 and the interest rate is 11.2%. Consistent with the provisions of the note, the Company has been making monthly payments of principal and interest of $2,285. The balance of the Note at March 31, 2010 is $13,266.

5. NOTE PAYABLE TO RELATED PARTY

 In January 2010, the Company borrowed $40,000 from a Director. The note bears interest at prime plus 2 percent and is due on demand. The Company used the funds to satisfy certain delinquent payables.

6. 7.25% CONVERTIBLE DEBENTURES

In June 2009, the Company commenced a private placement of up to $500,000 of 7.25% Convertible Debentures (the “Debentures”). The Debentures are convertible at a conversion price equal to the greater of either $0.14 per share or an amount equal to 80% of the average of the closing bid and ask prices of the Common Stock for the 5 trading days immediately preceding the conversion date. The Debentures are five (5) year instruments maturing on July 30, 2014, bearing interest at 7.25 % per annum on the balance outstanding from time to time.  Interest commences to accrue immediately upon issuance of the Debentures and will be paid quarterly on each September 30, December 31, March 31 and June 30 for which the Debentures are outstanding.  Payment of principal will commence on September 30 following the second anniversary of the closing date of the offering. The Company has extended the offering period for the Debentures until June 30, 2010, at the request of potential investors. The Company is utilizing the proceeds of this private placement for general working capital purposes.

 During the six months ended March 31, 2010, the Company issued Debentures totaling $60,000 of which two Directors purchased Debentures totaling $45,000. Purchasers, including a Director, of $30,000 of the Debentures elected to immediately convert such holdings into Common Stock and the Company issued 177,857 shares of Common Stock at an average conversion price of $0.17 per share. The Company recognized $19,787 as interest expense resulting from the beneficial conversion feature of the Debentures. Such interest expense was determined based on the fair value of the Company’s Common Stock in excess of the conversion price per share as of the commitment date to purchase the Debentures.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009

Debentures held by a Director totaling $30,000 are outstanding at March 31, 2010. The Company recorded a discount of $12,857 on the Debentures resulting from the beneficial conversion feature. The discount will be amortized through the maturity date of the Debentures. Such discount was determined based on the fair value of the Company’s Common Stock in excess of the conversion price per share as of the commitment date to purchase the Debentures. During the three and six months ended March 31, 2010, the Company recognized $549 and $597 of contractual coupon interest, respectively, and $685 and $828 of amortization of the discount, respectively, and such amounts are included in interest expense. The effective interest rate for the six months ended March 31, 2010 was 17%. The if-converted value of the Debentures at March 31, 2010 exceeds the principal amount of the Debentures by $7,500.

7. CAPITAL STOCK

Common Stock

Shares of Common Stock issued during the six months ended March 31, 2010 totaled 317,857 as discussed in Notes 3 and 6.

Series B 8% Cumulative Convertible Preferred Stock

No shares of Series B Preferred Stock were issued or converted to Common Stock during the six months ended March 31, 2010.

Options and Warrants to Purchase Common Stock

	Number of Options and Warrants	Weighted Average Price per Share
Options and Warrants Outstanding at September 30, 2009	1,609,805	$0.51
Options Granted	1,200,000	$0.21
Options Expired	(187,500)	$0.47
Options and Warrants Outstanding at March 31, 2010	2,622,305	$0.38

Summarized information relating to the stock options to purchase Common Stock outstanding as of March 31, 2010, is as follows:

	Options Outstanding			Options Exercisable
Exercise Price per Share	Number of Shares Underlying Options Unexercised	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)	Number of Shares Underlying Options Exercisable	Weighted Average Exercise Price Per Share
$0.21-$0.67	1,800,000	$0.30	3.67	550,000	$0.49

Stock-based Compensation

During the six months ended March 31, 2010, options to purchase 1,200,000 shares of Common Stock were granted and options to purchase 187,500 shares of Common Stock expired unexercised. There are options to purchase 1,800,000 shares of Common Stock outstanding as of March 31, 2010 and all options are held by current officers, Directors and employees of the Company (“Insiders”).  The exercise prices for the options held by Insiders range from $0.21 per share to $0.67 per share.

In accordance with FASB ASC Topic 718, Compensation – Stock Compensation, the Company recorded stock-based compensation expense for the six months ended March 31, 2010 and 2009 of $26,616 and $44,928, respectively, relating to stock options granted to Insiders. Such expense is included in General and Administrative Expenses. No tax benefit has been recognized. Compensation costs are based on the fair value at the grant date.  The fair value of the options has been estimated by using the Black-Scholes option-pricing model with the following assumptions: risk free interest rates between 2.43% and 4.16%; expected life of three to seven years; and expected volatility between 37% and 106%.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009

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

Options and warrants to purchase shares of Common Stock were outstanding during the periods but have not been included in the computation of diluted earnings per share because such shares would have an anti-dilutive effect on net loss per share. The shares of Common Stock issuable upon the conversion of the 7.25% Convertible Debentures (see Note 6) have not been included in the computation of diluted earnings per share because such shares would have an anti-dilutive effect on net loss per share. No other adjustments were made for purposes of per share calculations.

Payment of Accrued Dividends

There were no cash dividend payments in respect to either series of Preferred Stock during the six months ended March 31, 2010 and 2009.

8. PENDING LITIGATION

During October 2009, a working interest owner commenced an action against a subsidiary of the Company in the District Court of Burleson County, Texas, for an accounting of expense and revenues for six wells.  The subsidiary, through its Texas counsel, has filed a general denial of the claim.  In November 2009, such subsidiary provided the plaintiff with a complete accounting for all wells in question. The plaintiff has not responded to the documents and information provided to it. This action is still ongoing.

9. SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition or disclosure in the financial statements filed on Form 10-Q with the SEC and no event has occurred that requires disclosure.

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

RESULTS OF OPERATIONS

For the three and six months ended March 31, 2010 and 2009:

	Three Months Ended		Six Months Ended
	2010	2009	2010	2009
Revenues	$154,276	$144,912	$304,982	$343,555
Net Loss	$(382,399)	$(355,957)	$(691,379)	$(640,248)
Oil and Gas Production and Cost Information:
Production:
Oil (Bbl)	406	791	901	1,809
Gas (Mcf)	8,027	9,141	15,852	18,167
Average Price:
Oil (per Bbl)	$76.70	$40.18	$74.65	$50.17
Gas (per Mcf)	$6.31	$4.63	$5.92	$6.04
Mcfe	$7.82	$5.34	$7.58	$6.91
Lease Operating Expenses and Production and Severance Taxes per Mcfe	$5.60	$5.21	$4.93	$4.14

Bbl   = One barrel of oil or condensate
Mcf   = One thousand cubic feet
Mcfe = One thousand cubic feet gas equivalent

OIL AND GAS OPERATIONS

Oil and Gas Sales

Oil and Gas Sales increased to $81,830 for the three months ended March 31, 2010 from $74,105 for three months ended March 31, 2009. Oil and Gas Sales decreased to $161,082 for the six months ended March 31, 2010 from $200,431 for six months ended March 31, 2009. The decrease in oil and gas production experienced during the six months ended March 31, 2010 is primarily a result of wells being “off-line” for repair and declines in the producing gas-oil ratio from certain producing wells operated by the Company in Texas.

Well Management Revenue

 Well Management Revenue increased to $66,146 for the three months ended March 31, 2010 from $65,699 for three months ended March 31, 2009. Well Management Revenue increased to $132,294 for the six months ended March 31, 2010 from $131,399 for six months ended March 31, 2009

Lease Operating Expenses and Production and Severance Taxes

Lease Operating Expenses and Production and Severance Taxes decreased to $58,541 for the three months ended March 31, 2010 from $72,347 for three months ended March 31, 2009. Lease Operating Expenses and Production and Severance Taxes decreased to $104,764 for the six months ended March 31, 2010 from $120,073 for six months ended March 31, 2009. The increase in Lease Operating Expenses and Production and Severance Taxes per Mcfe is primarily the result of the decrease in production of oil and gas.

Depreciation, Depletion and Amortization: Oil and Gas

Depreciation, depletion and amortization totaled $32,850 and $44,850 for the three months ended March 31, 2010 and 2009, respectively. Depreciation, depletion and amortization totaled $65,700 and $89,700 for the six months ended March 31, 2010 and 2009, respectively. Such decrease is primarily the result of the decrease in production of oil and gas.

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

Minerals Sales

Minerals sales totaled $4,947 and $1,208 during the three months ended March 31, 2010 and 2009, respectively. Minerals sales totaled $8,453 and $3,625 during the six months ended March 31, 2010 and 2009, respectively. During October 2009, the Company entered into an agreement to sell zeolite to be used in certain agricultural applications including but not limited to feed supplements and soil additives in a ten state area in the south-central part of the US. The Company made initial shipments during the six months ended March 31, 2010.

During February 2010, the Company entered into a License Agreement concerning two US method patents for the treatment of wastewaters.  The license applies to the US and covers the use of the technology in water, wastewater and waste treatment in animal feed operations, agriculture, and aquaculture. In addition, the license applies to the treatment of sanitary wastewater on Federal facilities, military bases and lands administered by the US Bureau of Indian Affairs.

Minerals Exploration Expenses

The Company did not incur minerals exploration expenses during the six months ended March 31, 2010 and 2009. These expenses are primarily for costs associated with the exploration and quantification of mineral resources and mineral reserves. Such expenses related to the kaolin reserves were the responsibility of the Company’s partner.

Minerals Operating Expenses and Other Costs

Minerals operating expenses and other costs totaled $9,843 and $18,113 for the three months ended March 31, 2010 and 2009, respectively. Minerals operating expenses and other costs totaled $12,092 and $37,372 for the six months ended March 31, 2010 and 2009, respectively. The decrease is primarily attributable to the Company incurring no expenses related to its calcium carbonate minerals in the six months ended March 31, 2010. During the fiscal 2009, the Company determined that additional efforts to develop its calcium carbonate minerals in New Mexico were no longer warranted.

Depreciation, Depletion and Amortization: Minerals

Depreciation, depletion and amortization totaled $144,363 and $144,563 for the three months ended March 31, 2010 and 2009, respectively. Such amounts include amortization of Patent Rights of $144,363 and $144,363 in the three months ended March 31, 2010 and 2009, respectively.

Depreciation, depletion and amortization totaled $289,393 and $289,126 for the six months ended March 31, 2010 and 2009, respectively. Such amounts include amortization of Patent Rights of $288,726 and $288,726 in the six months ended March 31, 2010 and 2009, respectively.

DEPRECIATION AND AMORTIZATION: OTHER

Depreciation and amortization not identified with the minerals or oil and gas segments totaled $1,643 and $1,641 for the three months ended March 31, 2010 and 2009, respectively. Such depreciation and amortization totaled $3,285 and $3,284 for the six months ended March 31, 2010 and 2009, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses totaled $206,324 and $176,913 for the three months ended March 31, 2010 and 2009, respectively.  The Company recorded stock-based compensation expense of $17,197 and $22,464 for the three months ended March 31, 2010 and 2009, respectively.

General and administrative expenses totaled $389,287 and $357,378 for the six months ended March 31, 2010 and 2009, respectively.  The Company recorded stock-based compensation expense of $26,616 and $44,928 for the six months ended March 31, 2010 and 2009, respectively.

INTEREST EXPENSE

Interest expense totaled $88,038 and $50,656 for the three months ended March 31, 2010 and 2009, respectively. During the three months ended March 31, 2010, the Company recognized $549 of contractual coupon interest and $685 of amortization of the discount relating to the 7.25% Convertible Debentures. During the three months ended March 31, 2010, the Company recognized $19,787 as interest expense resulting from the beneficial conversion feature of the Debentures.

Interest expense totaled $141,862 and $102,571 for the six months ended March 31, 2010 and 2009, respectively. During the six months ended March 31, 2010, the Company recognized $597 of contractual coupon interest and $828 of amortization of the discount relating to the 7.25% Convertible Debentures. During the six months ended March 31, 2010, the Company recognized $19,787 as interest expense resulting from the beneficial conversion feature of the Debentures.

The 7.25% Convertible Debentures are discussed in Note 6 of the Notes to Unaudited Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash flow used in operating activities was $131,195 and $362,325 for the six months ended March 31, 2010 and 2009, respectively. Funds have been and are being deployed in efforts to enhance the commercial viability of the Company’s existing resource assets, to identify potential expansion opportunities and to retire obligations associated with the Company’s assets. The Company’s net cash at March 31, 2010 was $72,907.

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

During June 2009, the Company offered a Private Placement under the provisions of Regulation D promulgated under the Securities Act of 1933, as amended (the “2009 Private Placement”). Private Placement consists of up to Five Hundred Thousand Dollars ($500,000) of 7.25% Convertible Debentures (“Debentures” or “Debenture”).  The Debentures offered by the Company, are five (5) year instruments maturing on July 30, 2014, bearing interest at seven and one quarter percent (7.25%) per annum on the balance outstanding from time to time.  Interest will commence to accrue immediately upon issuance of the Debentures and will be paid quarterly on each September 30, December 31, March 31 and June 30, which the Debentures are outstanding.  Payment of principal will commence on September 30 following the second anniversary of the Closing Date of this Offering.  The Company extended the offering period for the Debentures until June 30, 2010 at the request of potential investors. Through March 31, 2010, this private placement raised $188,500 (net of fees and expenses) for the Company. The Company is utilizing the proceeds of this private placement for general working capital purposes.

In January 2010, the Company borrowed $40,000 from a Director which the Company used to satisfy certain delinquent payables.

In May 2010, the Company borrowed $20,000 from a Director which the Company used to satisfy certain delinquent payables.

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

Zeolite

During October, 2009, the Company entered into an agreement to sell zeolite to be used in certain agricultural applications including but not limited to feed supplements and soil additives in a ten state area in the south-central part of the US. The Company made initial shipments during the six months ended March 31, 2010.

During February 2010, the Company entered into a License Agreement concerning two US method patents for the treatment of wastewaters. Such patents utilize certain of the Company’s minerals (zeolite).The license applies to the US and covers the use of the technology in water, wastewater and waste treatment in animal feed operations, agriculture, and aquaculture. In addition, the license applies to the treatment of sanitary wastewater on Federal facilities, military bases and lands administered by the US Bureau of Indian Affairs. The Company issued 140,000 shares of its Common Stock in consideration for the License Agreement.  The Company recorded $40,907 as Patents License Rights based on an average price of $0.29 per share.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our Interim Chief Executive Officer/President/Chief Financial Officer evaluated, with the participation of management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Interim Chief Executive Officer/President/Chief Financial Officer has concluded that our disclosure controls and procedures were effective as of March 31, 2010 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

On March 31, 2010, the Company had two employees and engaged the Chief Accounting Officer on a consulting basis.  All day-to-day financial matters are overseen by the Interim Chief Executive Officer/President/Chief Financial Officer with oversight by the Board of Directors.  All contracting by the Company, for other than everyday items, is done with the approval of the entire Board of Directors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

June 2009 Private Placement

 During June 2009, the Company offered a Private Placement under the provisions of Regulation D promulgated under the Securities Act of 1933, as amended (the “2009 Private Placement”). Private Placement consists of up to Five Hundred Thousand Dollars ($500,000) of 7.25% Convertible Debentures (“Debentures” or “Debenture”).  The Debentures offered by the Company, are five (5) year instruments maturing on July 30, 2014, bearing interest at seven and one quarter percent (7.25%) per annum on the balance outstanding from time to time.  Interest will commence to accrue immediately upon issuance of the Debentures and will be paid quarterly on each September 30, December 31, March 31 and June 30, which the Debentures are outstanding.  Payment of principal will commence on September 30 following the second anniversary of the Closing Date of this Offering. The debentures are convertible at a conversion price equal to the greater of either $0.14 per share or an amount equal to 80% of the average of the closing bid and ask prices of the Common Stock for the 5 trading days immediately preceding the conversion date.  The Company extended the offering period for the Debentures until June 30, 2010 at the request of potential investors. Through March 31, 2010, this private placement raised $188,500 (net of fees and expenses) for the Company. The Company is utilizing the proceeds of this private placement for general working capital purposes.

Through September 30, 2009, all of the purchasers of the Debentures elected to immediately convert such holdings into shares of Common Stock at an average conversion price of $0.14 per share and, accordingly, the Company has issued 1,019,465 shares of Common Stock. As of September 30, 2009, this private placement had raised $128,500 (net of fees and expenses totaling $14,225) for the Company.

During the six months ended March 31, 2010, the Company issued Debentures totaling $60,000. Purchasers of $30,000 of the Debentures elected to immediately convert such holdings into Common Stock and the Company issued 177,857 shares of Common Stock at an average conversion price of $0.17 per share.

February 2010 License Agreement

During February 2010, the Company entered into a License Agreement concerning two US method patents for the treatment of wastewaters.  The Company issued 140,000 shares of its Common Stock in consideration for the License Agreement.  The Company recorded $40,907 as Patents License Rights based on an average price of $0.29 per share.

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

Item 3. Defaults Upon Senior Securities.

None

Item 4. (Removed and Reserved).

Item 5. Other Information.

The Company filed its report on Form 8-K dated May 4, 2010 reporting the results of the election of Directors and other matters voted upon at the Company’s Annual Meeting

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

DALECO RESOURCES CORPORATION

Dated: May 20, 2010	/s/ Gary J. Novinskie
Gary J. Novinskie
Interim Chief Executive Officer, President, Chief
Financial Officer and Director (Principal Executive Officer and Principal Financial Officer)

Dated: May 20, 2010	/s/ Richard W. Blackstone
Richard W. Blackstone
Principal Accounting Officer