Form 10-Q
period 2010-06-30
DALECO RESOURCES CORP
filed 2010-08-05
CIK 746967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of shares outstanding of the issuer's Common Stock as of June 30, 2010:  45,433,374
Number of shares outstanding of the issuer’s Series B Preferred Stock as of June 30, 2010:  145,000

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30 2010	September 30 2009
	(Unaudited)
ASSETS
Current Assets:
Cash and Equivalents	$122,028	$98,336
Accounts Receivable	311,837	296,547
Other Current Assets	7,424	7,424
Total Current Assets	441,289	402,307

Other Assets:
Patent Rights	6,594,500	6,594,500
Accumulated Amortization of Patent Rights	(5,632,705)	(5,199,616)
Net Patent Rights	961,795	1,394,884
Patents License Rights	40,907	-
Accumulated Amortization of Patent Rights	(5,679)	-
Net Patent Rights	35,228	-
Prepaid Mineral Royalties	449,717	419,879
Interest Receivable	164,815	150,814
Restricted Cash Deposits	109,715	109,041
Securities Available for Future Sale	950	1,583
Total Other Assets	1,722,220	2,076,201

Property, Plant and Equipment:
Mineral Properties, at cost	9,877,128	9,877,128
Accumulated Depreciation, Depletion and Amortization	(95,000)	(95,000)
Net Mineral Properties	9,782,128	9,782,128
Oil and Gas Properties, at cost	4,424,512	4,424,512
Accumulated Depreciation, Depletion and Amortization	(3,904,745)	(3,806,195)
Net Oil and Gas Properties	519,767	618,317
Office Equipment, Furniture and Fixtures, at cost	61,502	79,902
Accumulated Depreciation	(54,832)	(67,639)
Net Office Equipment, Furniture and Fixtures	6,670	12,263
Total Net Property, Plant and Equipment	10,308,565	10,412,708

TOTAL ASSETS	$12,472,074	$12,891,216

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30 2010	September 30 2009
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$2,026,485	$1,839,170
Federal and State Income Taxes Payable	287,895	277,990
Preferred Stock Dividends Payable	1,828,656	1,741,895
Accrued Interest Expense	783,255	705,840
Accrued Bonus Expense	1,373,831	1,373,831
Accrued Salary Expense	953,347	944,441
Accrued Expense Reimbursements	28,135	24,990
EV&T Note Payable	567,213	567,213
CAMI Notes Payable	514,881	514,881
Notes Payable - Related Parties	105,485	45,485
Premium Finance Note Payable	4,639	-
Note Payable - First Regional Bank – Current Portion	15,000	15,000
Total Current Liabilities	8,488,822	8,050,736
Long-term Debt:
Note Payable – First Regional Bank – Long-term Portion	35,661	45,659
7.25% Convertible Debentures, net of unamortized discount of $11,336 at June 30, 2010	18,664	-
Total Long-term Debt	54,325	45,659

TOTAL LIABILITIES	8,543,147	8,096,395

SHAREHOLDERS’ EQUITY:
Preferred Stock – 20,000,000 shares authorized
Series A Preferred Stock (outstanding: none)	-	-
Series B 8% Cumulative Convertible Preferred Stock – par value of $0.01 per share (outstanding: 145,000 shares at June 30, 2010 and September 30, 2009)	1,450	1,450
Common Stock – 100,000,000 shares authorized – par value of $0.01 per share (outstanding: 45,433,374 and 45,100,811 shares at June 30, 2010 and September 30, 2009, respectively)	454,334	451,008
Additional Paid-in Capital	45,549,789	45,402,515
Accumulated Deficit	(41,495,896)	(40,480,035)
Subscriptions Receivable	(576,000)	(576,000)
Accumulated Other Comprehensive Loss	(4,750)	(4,117)
TOTAL SHAREHOLDERS’ EQUITY	3,928,927	4,794,821

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,472,074	$12,891,216

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

	Three Months Ended June 30		Nine Months Ended June 30
	2010	2009	2010	2009
Revenues:
Oil and Gas Sales	$80,486	$71,158	$241,568	$271,589
Well Management Revenue	66,148	59,395	198,442	190,794
Royalty Receipts	1,308	2,325	4,461	10,425
Mineral Sales	-	1,209	8,453	4,834
Total Operating Revenues	147,942	134,087	452,924	477,642

Expenses:
Lease Operating Expenses - Oil and Gas	26,828	43,492	122,748	151,291
Operating Expenses and Other Costs - Minerals	1,059	93,046	13,151	130,418
Production and Severance Taxes – Oil and Gas	4,489	4,235	13,333	16,509
Depreciation, Depletion and Amortization	184,533	191,055	542,911	573,165
General and Administrative Expenses	183,181	140,891	572,468	498,269
Total Expenses	400,090	472,719	1,264,611	1,369,652
Loss From Operations	(252,148)	(338,632)	(811,687)	(892,010)

Other Income (Expense):
Interest and Dividend Income	5,384	4,689	15,406	20,390
Interest Expense	(51,643)	(52,205)	(193,505)	(154,776)
Loss on Abandonment of Mineral Property	-	(1,976,972)	-	(1,976,972)
Gain on Sale of Oil and Gas Property	60,686	-	60,686	-
Total Other Income (Expense),Net	14,427	(2,024,488)	(117,413)	(2,111,358)
Loss Before Income Taxes	(237,721)	(2,363,120)	(929,100)	(3,003,368)
Taxes Based on Income	-	-	-	-
Net Loss	(237,721)	(2,363,120)	(929,100)	(3,003,368)
Preferred Stock Dividends	(28,920)	(28,920)	(86,761)	(87,396)
Net Loss Applicable to Common Shareholders	$(266,641)	$(2,392,040)	$(1,015,861)	$(3,090,764)

Basic and Fully Diluted Net Loss per Share	$(0.01)	$(0.06)	$(0.02)	$(0.07)
Weighted-average Number of Shares of Common Stock Outstanding	45,426,910	43,257,170	45,284,118	43,139,954

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

	2010	2009
Cash Flows From Operating Activities:
Net Loss	$(929,100)	$(3,003,368)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation, Depletion and Amortization	542,911	573,165
Stock-based Compensation Expense	43,813	53,663
Non-cash Charge for Issuance of Securities	-	90,000
Amortization of Discount on 7.25% Convertible Debentures	1,521	-
Non-cash Charge as Interest Expense	20,523	-
Gain on Sale of Oil and Gas Properties	(60,686)	-
Loss on Abandonment of Mineral Property	-	1,976,972
Changes in Operating Assets and Liabilities:
Receivables	(29,291)	196,220
Prepaid Mineral Royalties	(29,838)	(30,000)
Restricted Cash Deposits	(674)	(133)
Accounts Payable	187,315	(297,660)
Accrued Interest Expense	77,415	95,281
Other Accrued Expenses	21,956	(26,540)
Net Cash Used in Operating Activities	(154,135)	(372,400)

Cash Flows From Investing Activities:
Proceeds from Sale of Oil and Gas Properties	60,686	-

Cash Flows From Financing Activities:
Payments on Notes and Debt	(29,055)	(66,733)
Proceeds from Borrowings	146,196	21,860
Net Cash Provided By (Used In) Financing Activities	117,141	(44,873)

Net Change in Cash and Equivalents	23,692	(417,273)
Cash and Equivalents at Beginning of Year	98,336	472,912
Cash and Equivalents at End of Period	$122,028	$55,639

Supplemental Information:
Income Taxes Paid	$-	$-
Interest Paid	$57,795	$59,495
Supplemental Disclosure of Non-cash Transactions:
Preferred Dividends Accrued, Not Paid	$86,761	$87,396
Issuance of Common Stock for Patents License Rights	$40,907	$-
Issuance of Securities for Services Performed	$-	$90,000
Conversion of 7.25% Convertible Debentures into Common Stock	$32,500	$-
Interest Expense Resulting from Beneficial Conversion Feature of Convertible Debentures	$20,523	$-
Discount on 7.25% Convertible Debentures Resulting from Beneficial Conversion Feature	$12,857	$-

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009

1. CONTINUED OPERATIONS AND GOING CONCERN

The unaudited consolidated financial statements have been prepared on the basis of a going concern which contemplates that Daleco Resources Corporation and subsidiaries (the “Company”) will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. The Company incurred a net loss of $929,100 for the nine months ended June 30, 2010. The ability of the Company to meet its total liabilities of $8,543,147 at June 30, 2010 and to continue as a going concern is dependent upon the availability of future funding, achieving profitability within its mineral segment and ongoing profitability within its oil and gas operations. If the Company is unable to continue as a going concern, there is uncertainty relative to full recoverability of its assets. The financial statements do not reflect any adjustments relating to these uncertainties.

The Company continues to seek out and entertain project specific funding commitments and other capital funding alternatives if and as they become available.

As of June 30, 2010, the Company and certain of its subsidiaries were in default of certain debt and other obligations. The holders of these instruments are working with the Company to achieve the ultimate extinguishment of the obligations.

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

In February 2010, the Company entered into a License Agreement concerning two US method patents for the treatment of wastewaters. Such patents utilize the Company’s zeolite.  The license applies to the US and covers the use of the technology in water, wastewater and waste treatment in animal feed operations, agriculture, and aquaculture. In addition, the license applies to the treatment of sanitary wastewater on Federal facilities, military bases and lands administered by the US Bureau of Indian Affairs.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2009. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2010, are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited consolidated financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended September 30, 2009, included in the Company’s annual report on Form 10-K (“2009 Annual Report”).

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

Fair Value Measurements

The Company’s only financial instruments are (a) cash, securities available for future sale, and short-term trade receivables, payables and debt, and (b) a long-term note payable to a bank. The carrying amounts reported in the accompanying consolidated financial statements for cash, securities available for future sale, and short-term trade receivables, payables and debt approximate fair values because of the immediate nature of short-term maturities of these financial instruments. Based on the borrowing rates currently available to the Company for long-term bank loans with similar terms and average maturities, the carrying amount of long-term and short-term bank debt totaling $50,661 approximates fair value at June 30, 2010.

Subsequent Events

We have evaluated subsequent events after the balance sheet date of June 30, 2010, through the date the financial statements were available to be filed with the Securities and Exchange Commission (SEC). See Note 10 – Subsequent Events.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009

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
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009

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

In October 2009, the Company entered into an agreement to sell zeolite to be used in certain agricultural applications limited to feed supplements in a ten state area in the south-central part of the US.

In February 2010, the Company entered into a License Agreement concerning two US method patents for the treatment of wastewaters.  Such patents utilize the Company’s zeolite. The license applies to the US and covers the use of the technology in water, wastewater and waste treatment in animal feed operations, agriculture, and aquaculture. In addition, the license applies to the treatment of sanitary wastewater on Federal facilities, military bases and lands administered by the US Bureau of Indian Affairs. The Company issued 140,000 shares of its Common Stock in consideration for the License Agreement.  The Company recorded $40,907 as Patents License Rights based on an average price of $0.29 per share.

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

During the third quarter of fiscal 2009, the Company determined that additional efforts to develop its calcium carbonate minerals in New Mexico were no longer warranted. Accordingly, the Company charged-off the mineral net book value ($1,876,972) and prepaid royalties ($100,000) in respect to the property. The loss on abandonment of the calcium carbonate property totaled $1,976,972. There was no revenue applicable to the calcium carbonate minerals included in the 2009 periods. The expenses applicable to the calcium carbonate minerals included in operating expenses and other costs totaled $32,600 for the nine months ended June 30, 2009.

4. OIL AND GAS PROPERTIES

In June 2010, the Company sold its interests in nineteen undeveloped acres in Harrison County, Texas for $60,686. There were no revenues and expenses applicable to such assets included in the fiscal 2010 and 2009 periods. The assets sold had no net book value.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009

5. PREMIUM FINANCE NOTE PAYABLE

During November 2009, the Company entered into a Premium Finance Note Payable for $23,696 to finance certain insurance premiums.  The maturity date of the note is October 1, 2010 and the interest rate is 11.2%. Consistent with the provisions of the note, the Company has been making monthly payments of principal and interest of $2,285. The balance of the Note at June 30, 2010 is $4,639.

6. NOTE PAYABLE TO RELATED PARTY

 In January and May 2010, the Company borrowed $40,000 and $20,000, respectively, from a Director. The note bears interest at prime plus 2 percent and is due on demand. The Company used the funds to satisfy certain delinquent payables.

7. 7.25% CONVERTIBLE DEBENTURES

In June 2009, the Company commenced a private placement of up to $500,000 of 7.25% Convertible Debentures (the “Debentures”). The Debentures are convertible at a conversion price equal to the greater of either $0.14 per share or an amount equal to 80% of the average of the closing bid and ask prices of the Common Stock for the 5 trading days immediately preceding the conversion date. The Debentures are five (5) year instruments maturing on July 30, 2014, bearing interest at 7.25 % per annum on the balance outstanding from time to time.  Interest commences to accrue immediately upon issuance of the Debentures and will be paid quarterly on each September 30, December 31, March 31 and June 30 for which the Debentures are outstanding.  Payment of principal will commence on September 30 following the second anniversary of the closing date of the offering. The Company has extended the offering period for the Debentures until September 30, 2010, at the request of potential investors. The Company is utilizing the proceeds of this private placement for general working capital purposes.

During the nine months ended June 30, 2010, the Company issued Debentures totaling $62,500 of which two Directors purchased Debentures totaling $45,000. Purchasers, including a Director, of $32,500 of the Debentures elected to immediately convert such holdings into Common Stock and the Company issued 192,563 shares of Common Stock at an average conversion price of $0.17 per share. The Company recognized $20,523 as interest expense resulting from the beneficial conversion feature of the Debentures. Such interest expense was determined based on the fair value of the Company’s Common Stock in excess of the conversion price per share as of the commitment date to purchase the Debentures.

Debentures held by a Director totaling $30,000 are outstanding at June 30, 2010. The Company recorded a discount of $12,857 on the Debentures resulting from the beneficial conversion feature. The discount will be amortized through the maturity date of the Debentures. Such discount was determined based on the fair value of the Company’s Common Stock in excess of the conversion price per share as of the commitment date to purchase the Debentures. During the three and nine months ended June 30, 2010, the Company recognized $543 and $1,140 of contractual coupon interest, respectively, and $693 and $1,521 of amortization of the discount, respectively, and such amounts are included in interest expense. The effective interest rate for the nine months ended June 30, 2010 was 18%. The if-converted value of the Debentures at June 30, 2010 exceeds the principal amount of the Debentures by approximately $8,500.

8. CAPITAL STOCK

Common Stock

Shares of Common Stock issued during the nine months ended June 30, 2010 totaled 332,563 as discussed in Notes 3 and 7.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009
Series B 8% Cumulative Convertible Preferred Stock

No shares of Series B Preferred Stock were issued or converted to Common Stock during the nine months ended June 30, 2010.

Options and Warrants to Purchase Common Stock

	Number of Options and Warrants	Weighted Average Price per Share
Options and Warrants Outstanding at September 30, 2009	1,609,805	$0.51
Options Granted	1,200,000	$0.21
Options Expired	(187,500)	$0.47
Options and Warrants Outstanding at June 30, 2010	2,622,305	$0.38

Summarized information relating to the stock options to purchase Common Stock outstanding as of June 30, 2010, is as follows:

	Options Outstanding			Options Exercisable
Exercise Price per Share	Number of Shares Underlying Options Unexercised	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)	Number of Shares Underlying Options Exercisable	Weighted Average Exercise Price Per Share
$0.21-$0.67	1,800,000	$0.30	3.42	550,000	$0.49

Stock-based Compensation

During the nine months ended June 30, 2010, options to purchase 1,200,000 shares of Common Stock were granted and options to purchase 187,500 shares of Common Stock expired unexercised. There are options to purchase 1,800,000 shares of Common Stock outstanding as of June 30, 2010 and all options are held by current officers, Directors and employees of the Company (“Insiders”).  The exercise prices for the options held by Insiders range from $0.21 per share to $0.67 per share.

In accordance with FASB ASC Topic 718, Compensation – Stock Compensation, the Company recorded stock-based compensation expense for the nine months ended June 30, 2010 and 2009 of $43,813 and $53,663, respectively, relating to stock options granted to Insiders. Such expense is included in General and Administrative Expenses. No tax benefit has been recognized. Compensation costs are based on the fair value at the grant date.  The fair value of the options has been estimated by using the Black-Scholes option-pricing model with the following assumptions: risk free interest rates between 2.43% and 4.16%; expected life of three to seven years; and expected volatility between 37% and 106%.

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

Options and warrants to purchase shares of Common Stock were outstanding during the periods but have not been included in the computation of diluted earnings per share because such shares would have an anti-dilutive effect on net loss per share. The shares of Common Stock issuable upon the conversion of the 7.25% Convertible Debentures (see Note 7) have not been included in the computation of diluted earnings per share because such shares would have an anti-dilutive effect on net loss per share. No other adjustments were made for purposes of per share calculations.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009

Payment of Accrued Dividends

There were no cash dividend payments in respect to either series of Preferred Stock during the nine months ended June 30, 2010 and 2009.

Subscriptions Receivable

The notes receivable and accrued interest receivable pertaining to the subscriptions receivable of $576,000 from certain former officers/directors are due in August 2010. The interest receivable related to such notes totals $164,815 at June 30, 2010.  The Company is in discussions with such former officers/directors in an effort to resolve the notes and interest receivables from them and the accrued bonus of $1,373,831 payable to them.

9. PENDING LITIGATION

During October 2009, a working interest owner commenced an action against a subsidiary of the Company in the District Court of Burleson County, Texas, for an accounting of expense and revenues for six wells.  The subsidiary, through its Texas counsel, has filed a general denial of the claim.  In November 2009, such subsidiary provided the plaintiff with a complete accounting for all wells in question. The Plaintiff has sought additional discovery which request remains outstanding. The action is still ongoing.

10. SUBSEQUENT EVENTS

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

RESULTS OF OPERATIONS

For the three and nine months ended June 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	2010	2009	2010	2009
Revenues	$147,942	$134,087	$452,924	$477,642
Net Loss	$(237,721)	$(2,363,120)	$(929,100)	$(3,003,368)
Oil and Gas Production and Cost Information:
Production:
Oil (Bbl)	458	544	1,359	2,353
Gas (Mcf)	7,783	9,540	23,635	27,707
Average Price:
Oil (per Bbl)	$75.34	$55.88	$74.89	$51.49
Gas (per Mcf)	$5.91	$4.27	$5.91	$5.43
Mcfe	$7.64	$5.56	$7.60	$6.49
Lease Operating Expenses and Production and Severance Taxes per Mcfe	$2.97	$3.73	$4.28	$4.01
_____
Bbl   = One barrel of oil or condensate
Mcf   = One thousand cubic feet
Mcfe = One thousand cubic feet gas equivalent

OIL AND GAS OPERATIONS

Oil and Gas Sales

Oil and Gas Sales increased to $80,486 for the three months ended June 30, 2010, from $71,158 for three months ended June 30, 2009. Oil and Gas Sales decreased to $241,568 for the nine months ended June 30, 2010 from $271,589 for nine months ended June 30, 2009. The decrease in oil and gas production experienced during the nine months ended June 30, 2010 is primarily a result of wells being “off-line” for repair and declines in the producing gas-oil ratio from certain producing wells operated by the Company in Texas.

Well Management Revenue

 Well Management Revenue increased to $66,148 for the three months ended June 30, 2010, from $59,395 for three months ended June 30, 2009. Well Management Revenue increased to $198,442 for the nine months ended June 30, 2010 from $190,794 for nine months ended June 30, 2009.

Lease Operating Expenses and Production and Severance Taxes

Lease Operating Expenses and Production and Severance Taxes decreased to $31,317 for the three months ended June 30, 2010 from $47,727 for three months ended June 30, 2009. Lease Operating Expenses and Production and Severance Taxes decreased to $136,081 for the nine months ended June 30, 2010, from $167,800 for nine months ended June 30, 2009. The change in Lease Operating Expenses and Production and Severance Taxes per Mcfe is primarily the result of the decrease in production of oil and gas as discussed above.

Depreciation, Depletion and Amortization: Oil and Gas

Depreciation, depletion and amortization totaled $32,850 and $44,850 for the three months ended June 30, 2010 and 2009, respectively. Depreciation, depletion and amortization totaled $98,550 and $134,550 for the nine months ended June 30, 2010 and 2009, respectively. Such decrease is primarily the result of the decrease in production of oil and gas.

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

Minerals Sales

There were no minerals sales during the three months ended June 30, 2010. Mineral sales totaled $1,209 during the three months ended June 30, 2009, respectively. Minerals sales totaled $8,453 and $4,834 during the nine months ended June 30, 2010 and 2009, respectively. During October 2009, the Company entered into an agreement to sell zeolite to be used in certain agricultural applications including but not limited to feed supplements and soil additives in a ten state area in the south-central part of the US. The Company made initial shipments during the nine months ended June 30, 2010.

In February 2010, the Company entered into a License Agreement concerning two US method patents for the treatment of wastewaters.  The license applies to the US and covers the use of the technology in water, wastewater and waste treatment in animal feed operations, agriculture, and aquaculture. In addition, the license applies to the treatment of sanitary wastewater on Federal facilities, military bases and lands administered by the US Bureau of Indian Affairs.

Minerals Exploration Expenses

The Company did not incur minerals exploration expenses during the nine months ended June 30, 2010, and 2009. These expenses are primarily for costs associated with the exploration and quantification of mineral resources and mineral reserves. Such expenses related to the kaolin reserves were the responsibility of the Company’s partner.

Minerals Operating Expenses and Other Costs

Minerals operating expenses and other costs totaled $1,059 and $93,046 for the three months ended June 30, 2010 and 2009, respectively. Minerals operating expenses and other costs totaled $13,151 and $130,418 for the nine months ended June 30, 2010 and 2009, respectively. The decrease is primarily attributable to the Company incurring no expenses related to its calcium carbonate minerals in the nine months ended June 30, 2010. During the fiscal 2009, the Company determined that additional efforts to develop its calcium carbonate minerals in New Mexico were no longer warranted.

Depreciation, Depletion and Amortization: Minerals

Depreciation, depletion and amortization totaled $150,042 and $144,563 for the three months ended June 30, 2010 and 2009, respectively. Such amounts include amortization of Patent Rights and Patent License Rights of $150,042 and $144,363 in the three months ended June 30, 2010 and 2009, respectively.

Depreciation, depletion and amortization totaled $439,435 and $433,689 for the nine months ended June 30, 2010 and 2009, respectively. Such amounts include amortization of Patent Rights and Patent License Rights of $438,768 and $433,089 in the nine months ended June 30, 2010 and 2009, respectively.

DEPRECIATION AND AMORTIZATION: OTHER

Depreciation and amortization not identified with the minerals or oil and gas segments totaled $1,641 and $1,642 for the three months ended June 30, 2010 and 2009, respectively. Such depreciation and amortization totaled $4,926 and $4,926 for the nine months ended June 30, 2010 and 2009, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses totaled $183,181 and $140,891 for the three months ended June 30, 2010 and 2009, respectively.  The Company recorded stock-based compensation expense of $17,197 and $8,735 for the three months ended June 30, 2010 and 2009, respectively.

General and administrative expenses totaled $572,468 and $498,269 for the nine months ended June 30, 2010 and 2009, respectively.  The Company recorded stock-based compensation expense of $43,813 and $53,663 for the nine months ended June 30, 2010 and 2009, respectively.

INTEREST EXPENSE

Interest expense totaled $51,643 and $52,205 for the three months ended June 30, 2010 and 2009, respectively. During the three months ended June 30, 2010, the Company recognized $543 of contractual coupon interest and $693 of amortization of the discount relating to the 7.25% Convertible Debentures. During the three months ended June 30, 2010, the Company recognized $736 as interest expense resulting from the beneficial conversion feature of the Debentures.

Interest expense totaled $193,505 and $154,776 for the nine months ended June 30, 2010 and 2009, respectively. During the nine months ended June 30, 2010, the Company recognized $1,140 of contractual coupon interest and $1,521 of amortization of the discount relating to the 7.25% Convertible Debentures. During the nine months ended June 30, 2010, the Company recognized $20,523 as interest expense resulting from the beneficial conversion feature of the Debentures.

The 7.25% Convertible Debentures are discussed in Note 7 of the Notes to Unaudited Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash flow used in operating activities was $154,135 and $372,400 for the nine months ended June 30, 2010 and 2009, respectively. Funds have been and are being deployed in efforts to enhance the commercial viability of the Company’s existing resource assets, to identify potential expansion opportunities and to retire obligations associated with the Company’s assets. The Company’s net cash at June 30, 2010 was $122,028.

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

In June 2009, the Company offered a Private Placement under the provisions of Regulation D promulgated under the Securities Act of 1933, as amended (the “2009 Private Placement”). Private Placement consists of up to Five Hundred Thousand Dollars ($500,000) of 7.25% Convertible Debentures (“Debentures” or “Debenture”).  The Debentures offered by the Company, are five (5) year instruments maturing on July 30, 2014, bearing interest at seven and one quarter percent (7.25%) per annum on the balance outstanding from time to time.  Interest will commence to accrue immediately upon issuance of the Debentures and will be paid quarterly on each September 30, December 31, March 31 and June 30, which the Debentures are outstanding.  Payment of principal will commence on September 30 following the second anniversary of the Closing Date of this Offering.  The Company extended the offering period for the Debentures until September 30, 2010 at the request of potential investors. Through June 30, 2010, this private placement raised $191,000 (net of fees and expenses) for the Company. The Company is utilizing the proceeds of this private placement for general working capital purposes.

In January 2010, the Company borrowed $40,000 from a Director which the Company used to satisfy certain delinquent payables.

In May 2010, the Company borrowed $20,000 from a Director which the Company used to satisfy certain delinquent payables.

In June 2010, the Company sold its interests in nineteen undeveloped acres in Harrison County, Texas for $60,686.

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

Zeolite

Certain initial small scale tests have progressed to the point where larger scalable pilot tests of commercial applications for zeolite are in progress in respect to soil additives and animal waste treatment.

In October, 2009, the Company entered into an agreement to sell zeolite to be used in certain agricultural applications limited to feed supplements in a ten state area in the south-central part of the US. The Company made initial shipments during the nine months ended June 30, 2010.

In February 2010, the Company entered into a License Agreement concerning two US method patents for the treatment of wastewaters. Such patents utilize the Company’s zeolite. The license applies to the US and covers the use of the technology in water, wastewater and waste treatment in animal feed operations, agriculture, and aquaculture. In addition, the license applies to the treatment of sanitary wastewater on Federal facilities, military bases and lands administered by the US Bureau of Indian Affairs. The Company issued 140,000 shares of its Common Stock in consideration for the License Agreement.  The Company recorded $40,907 as Patents License Rights based on an average price of $0.29 per share.

Kaolin

The efforts of the Company and Tecumseh Professional Associates LLC to evaluate the Sierra Kaolin deposit are progressing. The venture’s efforts to commercialize the Sierra Kaolin deposit have focused on an initial target area encompassing approximately 32 acres out of the project’s 2,740 acres. The test minerals extracted from the target area have been processed into product formulations determined by independent consultants to be suitable (a) for coatings, fillers and pigments for use within the paint and paper manufacturing industries, and (b) as an additive in cement formulations. The analysis results of the processed minerals with respect to its physical properties including brightness, color, opacity, strength, and oil absorption have indicated that commercially viable products can be produced from the deposit’s extracted minerals.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our Interim Chief Executive Officer/President/Chief Financial Officer evaluated, with the participation of management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Interim Chief Executive Officer/President/Chief Financial Officer has concluded that our disclosure controls and procedures were effective as of June 30, 2010 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

On June 30, 2010, the Company had two employees and engaged the Chief Accounting Officer on a consulting basis.  All day-to-day financial matters are overseen by the Interim Chief Executive Officer/President/Chief Financial Officer with oversight by the Board of Directors.  All contracting by the Company, for other than everyday items, is done with the approval of the entire Board of Directors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

June 2009 Private Placement

During June 2009, the Company offered a Private Placement under the provisions of Regulation D promulgated under the Securities Act of 1933, as amended (the “2009 Private Placement”). Private Placement consists of up to Five Hundred Thousand Dollars ($500,000) of 7.25% Convertible Debentures (“Debentures” or “Debenture”).  The Debentures offered by the Company, are five (5) year instruments maturing on July 30, 2014, bearing interest at seven and one quarter percent (7.25%) per annum on the balance outstanding from time to time.  Interest will commence to accrue immediately upon issuance of the Debentures and will be paid quarterly on each September 30, December 31, March 31 and June 30, which the Debentures are outstanding.  Payment of principal will commence on September 30 following the second anniversary of the Closing Date of this Offering. The debentures are convertible at a conversion price equal to the greater of either $0.14 per share or an amount equal to 80% of the average of the closing bid and ask prices of the Common Stock for the 5 trading days immediately preceding the conversion date.  The Company extended the offering period for the Debentures until September 30, 2010 at the request of potential investors. Through June 30, 2010, this private placement raised $191,000 (net of fees and expenses) for the Company. The Company is utilizing the proceeds of this private placement for general working capital purposes.

Through September 30, 2009, all of the purchasers of the Debentures elected to immediately convert such holdings into shares of Common Stock at an average conversion price of $0.14 per share and, accordingly, the Company has issued 1,019,465 shares of Common Stock. As of September 30, 2009, this private placement had raised $128,500 (net of fees and expenses totaling $14,225) for the Company.

During the nine months ended June 30, 2010, the Company issued Debentures totaling $62,500. Purchasers of $32,500 of the Debentures elected to immediately convert such holdings into Common Stock and the Company issued 192,563 shares of Common Stock at an average conversion price of $0.17 per share.

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

Item 3. Defaults Upon Senior Securities.

None

Item 4. (Removed and Reserved).

Item 5. Other Information.

The Company filed its report on Form 8-K dated May 4, 2010 reporting the results of the election of Directors and other matters voted upon at the Company’s Annual Meeting.

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

DALECO RESOURCES CORPORATION

Dated: August 5, 2010	/s/ Gary J. Novinskie
Gary J. Novinskie
Interim Chief Executive Officer, President, Chief
Financial Officer and Director (Principal Executive Officer
and Principal Financial Officer)

Dated: August 5, 2010	/s/ Richard W. Blackstone
Richard W. Blackstone
Principal Accounting Officer