Form 10-K
period 2010-09-30
DALECO RESOURCES CORP
filed 2011-01-13
CIK 746967

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates on March 31, 2010, was approximately $8,818,780, computed by reference to the average bid and asked price of such common equity.

Number of shares outstanding of each of the registrant’s classes of common stock as of December 31, 2010: 45,819,622

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed for its 2011 Annual Meeting of Shareholders (“2011 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1. Business.

General

Daleco Resources Corporation (the “Company”) is a natural resources holding company whose subsidiaries are engaged in: (i) the exploration, development and production of oil and gas; (ii) the exploration for naturally occurring minerals; (iii) the marketing and sales of such minerals; and (iv) the marketing and sales of patented products utilizing the Company’s minerals. The Company’s wholly-owned subsidiaries include Westlands Resources Corporation, Deven Resources, Inc., DRI Operating Company, Inc., Deerlick Royalty Partners L.P., Tri-Coastal Energy, Inc., Clean Age Minerals, Inc., CA Properties, Inc., Sustainable Forest Industries, Inc. and The Natural Resources Exchange, Inc.

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

The Company, through its wholly-owned subsidiaries, Westland Resources Corporation, DRI Operating Company and Deven Resources, Inc., owns and operates oil and gas properties in the States of Texas and West Virginia. The Company owns overriding royalty interests in (i) two wells in the Commonwealth of Pennsylvania and (ii) one well in Texas.

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

As of September 30, 2010, the Company owned working interests in 28 wells in the States of Texas and West Virginia. The Company also owned overriding royalty interests in seventy wells in the Deerlick Coalbed Methane Field, Tuscaloosa, Alabama, through Deerlick Royalty Partners L.P. Throughout the twelve month period beginning October 1, 2009 and ending September 30, 2010, the Company has experienced an average increase of 14% in the unit of production weighted average sales price it received for its oil and gas products as compared to the twelve month period beginning October 1, 2008 and ending September 30, 2009.

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

Property Acquisition and Disposition

During fiscal 2010, the Company did not acquire any oil and gas properties or drilling prospects. In June 2010, the Company sold its interests in nineteen undeveloped acres in Harrison County, Texas. Within the oil and gas sector, the Company faces competition from entities possessing substantially larger financial resources and staffs. The demand for domestically produced oil and gas remains high and should remain at these levels in the foreseeable future especially in light of worldwide demand, the turmoil in the Middle East, decreased production form Central America and political instability in South America. Domestic and increasing world demands, especially in the Pacific Basin, for crude oil and natural gas will continue to increase. The domestic oil industry is subject to the fluctuations inherent in the global energy industry. Pricing for domestic natural gas is not as volatile as is the pricing for crude oil. Natural gas and crude oil prices have fluctuated on the spot market and each is a commodity traded on the mercantile exchange. However, most of the Company’s products (natural gas and crude) are sold under contracts that provide the Company with competitive pricing within its operating areas.

During fiscal 2011, the Company intends to continue to focus on: (i) identifying niche acquisition and developmental opportunities within the oil and gas sector that can be economically exploited, and (ii) identifying third parties who will either individually or in conjunction with the Company develop the Company’s undeveloped leasehold interests or form other joint ventures.

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

The availability of a market for oil and gas produced from the properties of the Company and prices received are dependent upon numerous factors, substantially all of which are beyond the control of the Company. Such factors include the level of domestic production, the availability of imported oil and gas, actions taken by foreign producing nations, the availability of distribution and transportation facilities and capacity thereon, the availability and price of fuels competitive with oil and gas, world and domestic demand for oil and gas and refined products, governmental regulations, environmental restrictions, drilling moratoriums and taxation. Such factors make it impracticable to predict with any degree of certainty future demand for or prices of the oil or gas produced by the Company.

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

Customers

The following table identifies the Company’s customers who purchased in excess of five percent (5%) of the Company’s oil or gas during the fiscal year ended September 30, 2010:

Name and Location of Purchaser		Percentage
ETC Texas Pipeline, Ltd.(1)	San Antonio, Texas	37%
Gulfmark Energy, Inc.	Houston, Texas	33%
Volunteer Energy Services, Inc.	Pickerington, Ohio	14%
Sheridan Production Company LLC	Houston, TX	12%

(1)
The Company’s production of gas from its operated wells in the Giddings Field, Texas, is sold to ETC Texas Pipeline, Ltd. pursuant to a long-term contract expiring January 31, 2012, which covers a number of the Company’s Texas leases. Subject to various conditions, ETC has agreed to buy all of the Company’s gas produced from the Giddings Field. The Company receives eighty percent (80%) of the weighted average monthly sales price for liquid products extracted from gas delivered and eighty percent (80%) of the resale prices for dry gas. Prices received by the Company are subject to deductions for taxes, compression and similar charges.

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

Production

The following table summarizes the Company’s net oil and gas production for the periods indicated, shown in barrels (“Bbls”) and, thousand cubic feet (“Mcf”):

	Fiscal Year Ended September 30
	2010	2009
Texas:
Oil (Bbls)	1,791	2,880
Gas (Mcf)	20,523	26,235
Average Bbls/day	5	8
Average Mcf/day	56	72
Pennsylvania:
Gas (Mcf)	85	-
Average Mcf/day	-	-
West Virginia:
Gas (Mcf)	12,572	13,690
Average Mcf/day	34	38
TOTALS:
Oil (Bbls)	1,791	2,880
Gas (Mcf)	33,180	39,925
Average Bbls/day	5	8
Average Mcf/day	91	109

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

	Fiscal Year Ended September 30
	2010	2009
Texas
Average Sale Price Per Bbl	$74.63	$54.91
Average Sale Price Per Mcf	$6.59	$5.86
Pennsylvania
Average Sale Price Per Mcf	$4.56	-
West Virginia
Average Sale Price Per Mcf	$4.80	$4.82
Combined Properties
Average Sale Price Per Bbl	$74.63	$54.61
Average Sale Price Per Mcf	$5.91	$5.51
Average Sale Price Per MCFE	$7.51	$6.61
Average Production Costs per MCFE	$4.18	$3.71

Wells and Acreage

The following tables set forth certain information as of September 30, 2010 and 2009:

	2010		2009
Well Count	Gross Wells	Net Wells	Gross Wells	Net Wells
Texas	26	9.40	26	9.40
West Virginia	2	0.46	2	0.46
Total	28	9.86	28	9.86

Developed Acreage	Gross Acres	Net Acres	Gross Acres	Net Acres
Texas	3,550	1,259	3,550	1,259
West Virginia	662	156	662	156
Total	4,212	1,415	4,212	1,415

Undeveloped Acreage	Gross Acres	Net Acres	Gross Acres	Net Acres
Texas	1,519	554	1,538	573
West Virginia	1,115	276	1,115	276
Total	2,634	830	2,653	849

Drilling Activity

The Company did not participate in the drilling of any exploratory or development wells in fiscal 2010 or 2009. Such information should not be considered indicative of future performance of prospects of the Company. There is no necessary correlation between the number of producing wells, whether developmental or exploratory, completed during any period and the aggregate reserves or future net income generated.

Proved Reserves

The Company causes to be prepared an annual estimate of its oil and gas reserves. The Company has not filed reserves estimates with any United States authority or agency, other than estimates previously filed with the Securities and Exchange Commission. The following tables set forth the net proved developed and undeveloped reserves of the Company as of September 30, 2010 and 2009. All of the reserves are located on-shore within the United States.

The Company believes that the proved undeveloped reserves will be developed within the next few years as a result of renewed interest in the area of its properties.  The increase in oil price and development of properties in resource plays in the immediate area are major factors contributing to such renewed interest.

Reserve estimates for the Company’s properties as of September 30, 2010 and 2009 were taken from reserve reports dated December 30, 2010 and December 31, 2009, respectively, prepared by Hall Energy, Inc. of Magnetic Springs, Ohio, with the figures utilizing constant product prices in accordance with reporting requirements. Hall Energy, Inc. is an independent petroleum engineering concern with an emphasis in the Appalachian and Ohio Basins.

	September 30
	2010	2009
Net Proved Developed Reserves:
Oil (Bbls)
Texas	19,396	12,441
Gas (Mcf)
Texas	147,989	106,526
Pennsylvania	-	-
West Virginia	184,904	105,609
Total	332,893	212,135
Net Proved Undeveloped Reserves:
Oil (Bbls)
Texas	65,086	64,238
Gas (Mcf)
Texas	188,852	186,416

Estimated Future Net Revenues and Present Worth

Estimated future net revenues of the Company’s net oil and gas reserves at the date indicated and the present worth thereof employing a ten percent (10%) discount factor is set forth in the following tabulation:

	September 30
	2010	2009
Future Net Revenues :
Proved Oil and Gas Reserves	$4,486,639	$2,779,164
Proved Developed Oil and Gas Reserves	$1,686,066	$669,893
Present Worth:
Proved Oil and Gas Reserves	$2,866,464	$1,851,636
Proved Developed Oil and Gas Reserves	$1,099,727	$492,814

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

The present values shown above should not be construed as the current market value of the estimated oil and gas reserves attributable to the Company’s properties. In accordance with applicable requirements of the Securities and Exchange Commission, the estimated discounted future net revenues from proved reserves are based, generally, on prices and costs as of the date of the estimate, whereas actual future prices and costs may be materially higher or lower. Actual future net revenues also will be affected by factors such as actual production, supply and demand for oil and gas, curtailments or increases in consumption by gas purchasers, changes in governmental regulations or taxation, the impact of inflation on operating costs, general and administrative costs and interest expense. Estimated future production is priced at the average price received for fiscal 2010 for the amounts at September 30, 2010 and the year-end prices for amounts at September 30, 2009. The change in method of calculating the estimated product prices in 2010 from 2009 is due to the Company adopting the reserve estimation and disclosure requirements of ASC Topic 932, Extractive Industries – Oil and Gas, prospectively, on September 30, 2010. The timing of actual future net revenues from proved reserves, and thus their actual present value, will be affected by the timing of the incurrence of expenses in connection with development of oil and gas properties. In addition, the ten percent (10%) discount factor, which is required by the Commission to be used to calculate discounted future net revenues for reporting purposes, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the oil and gas industry. Discounted future net revenues, no matter what discount rate is used, are materially affected by assumptions as to the timing of future production and future expenses which may and often do prove to be inaccurate.

Reserves Reported To Other Agencies

There were no estimates or reserve reports of the Company’s proved domestic net oil or gas reserves filed with any governmental authority or agency other than the Securities and Exchange Commission during the fiscal years ended September 30, 2010 and 2009.

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

General

The mining and marketing of non-metallic industrial minerals is highly competitive; however, the Company believes that the locations and quality of its mineral deposits will benefit its future development and sales efforts. By definition, the Company is an “Exploration Stage” entity in respect to its mineral holdings. In 2005, the Company contracted Denali Enterprises to review available technical data associated with the quantification of the mineral deposits in connection with the Company’s exploration efforts. Such review reaffirmed the existence of sufficient mineral deposits to continue with such efforts. The Company’s ability to develop these mineral deposits is dependent on its success in bringing in strategic partners with experience in or a demand for specific minerals and raising capital through third parties. In fiscal year 2005, the Company entered into two agreements with Tecumseh Professional Associates (“TPA”) for the exploration, exploitation, development and marketing of its Sierra Kaolin and calcium carbonate. By letter dated May 4, 2006, TPA advised the Company of its intent not to continue as the operator of the Company’s Calcium Carbonate lease as of August 4, 2006. As such, the Development and Operating Agreement (Calcium Carbonate) terminated in its entirety. In June 2007, the Company and TPA entered into a Restated Development and Operating Agreement in respect to the Sierra Kaolin. Under the Restated Development and Operating Agreement the Company and TPA continued the evaluation of the Sierra Kaolin (See “Kaolin” below). Independently, the Company has continued the evaluation of its zeolite properties. The Company continues to sell raw zeolite to third parties as animal feed supplement and for other uses and market its zeolite based products such as its ReNuGen™, a product utilized in wastewater treatment applications. At September 30, 2010, the Company was and continues to be involved in discussions with one or more potential joint venture partners for the development and testing of additional zeolite based products and to provide capital for market introduction. During fiscal 2009, the Company determined that additional efforts to develop its calcium carbonate minerals in New Mexico were no longer warranted.

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

Zeolite

Texas - Through September 30, 2010, the Company mined approximately 1,310 tons of material for the preparation of samples and test products. Approximately 75 tons have been sold or distributed as the Company’s trademarked ReNuGen™, a zeolite based, wastewater treatment product. During fiscal 2010 and 2009, approximately 120 and 20 tons, respectively, were sold for use in certain agricultural oriented products. The Company has also provided material for various environmental testing and waste purification projects and currently has approximately 1,000 tons available for product processing. During fiscal 2006, the Company initiated a confirmation geologic field mapping project and commenced a resource definition program, as well as a core hole drilling and sampling program to delineate Mineralized Materials in sufficient quantities to support large scale mining operations.  These efforts targeted 438 acres of the 5,200 acres held by the Company which are most likely to be subjected to initial development. During fiscal 2007, Krumrey Industrial Minerals, LLC, formerly known as KT Minerals, Inc. (“KIM”), completed the evaluation of the target area. KIMKT Minerals, Inc. has identified 75.7 million tons of Mineralized Materials associated with the target area. At September 30, 2010, the Company is also exploring alternatives for the development and marketing of additional zeolite based products for introduction into the industrial and environmental markets.

Utah – As of September 30, 2010, the Company is not conducting any exploration activities on Three Creek zeolite deposit.

Kaolin

The Company has 17 Federal Placer mining claims covering approximately 2,720 acres and 8 Lode claims covering approximately 160 acres covering a portion of its existing holdings. The Company has maintained all of its claims during fiscal year 2010.Through September 30, 2010, the Company did not produce commercial quantities of its Sierra Kaolin. Sierra Kaolin was mined in previous years for testing by prospective customers.

Under its Revised and Restated Agreement with TPA, the pre-development evaluation program of the Company’s Sierra Kaolin claims continued during fiscal year 2010. This program focused on evaluating in detail approximately 173 acres (+/-7%) of the Company’s 2,720 acre mineral claim block which is most likely to be subjected to initial development. During fiscal 2008, KT Minerals, Inc. identified 55.3 million tons of Mineralized Materials based on a total of 53 verifiable drill holes representing 6,310 feet of subsurface material.

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

KIM conducted a re-evaluation of the potential Kaolin Mineralized Materials associated with the project. The KIM re-evaluation considered the geologic and compositional data available from prior studies and incorporated the results of the mineral processing study completed by Ginn Mineral Technology, Inc. (“GMT”). Based on the GMT study a greater percentage of the project’s in situ minerals could be processed into marketable material as compared to prior indications. In addition, KIM evaluated and expanded the study area outside of the 32 acres encompassed by the TPA coring program to include acreage penetrated by an additional 53 historical core holes from which verifiable data could be obtained. As a result, KIM evaluated approximately 264 acres of the project and identified approximately 55.3 million tons of Mineralized Materials.

These mineralized quantities were further classified by KIM using the international definition of reserves classification grouping described in Section 9.3 Inventory Category (R26,R28)(E29) of the Minfile Coding Manual as follows:

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

As such the KIM mineral quantity classifications are provided only as supplemental information and should not be utilized in association with investment decisions.

During fiscal 2009 and 2010, TPA proceeded with the next phase of the project which included: (i) further work to quantify Mineralized Materials; (ii) product identification and development; (iii) detail process flow sheets; and, (iv) equipment specifications, as well as marketing and capital requirements. On December 15, 2009 the Company announced that the proposed Sierra Kaolin Open Pit Clay Mine project has cleared the regulatory review and that the project’s definitive USDA Forest Service Plan of Operations has been approved. This will facilitate the project moving to the next phase. These activities will continue in fiscal 2011.

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

Patent and License Agreement

C.A. Series Patent

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

License Agreement

In February 2010, the Company entered into a License Agreement concerning two US method patents for the treatment of wastewaters. Such patents utilize the Company’s zeolite. The license applies to the US and covers the use of the patented technology in water, wastewater and waste treatment in animal feed operations, agriculture, and aquaculture. In addition, the license applies to the treatment of sanitary wastewater on Federal facilities, military bases and lands administered by the US Bureau of Indian Affairs.

Trademarks

The Company has applied for Trademarks governing the CA Series of Products CA-1 through CA-6. The Company has applied for the trademark for the Company’s “ReNuGen™”, a product used to enhance the efficacy of conventional waste water treatment plants

Employees

At September 30, 2010, the Company had two employees. The Company employs the services of consulting accountants, scientists, geologists and engineers, as well as those of nonaffiliated operating companies that conduct the actual oil and gas field operations and mineral extraction/processing. The Company operates its oil and gas wells in the States of Texas and West Virginia from its Pennsylvania office utilizing contract pumpers to perform actual field operations. The Company’s non-operated wells are monitored out of the Company’s Pennsylvania office. The Company’s mineral leases, fee interest and claims are operated by contract mining entities and are monitored by its Pennsylvania office and by TPA under its agreement covering the Company’s Sierra Kaolin. The Company considers its relations with its consultants to be satisfactory.

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

West Virginia and Pennsylvania

The Company’s hydrocarbon production in the State of West Virginia is in the producing zone of the Oriskany formation of the Appalachian Basin’s Upper Devonian Section. The Company has working interests in two wells in West Virginia for which it acts as operator. The Company owns overriding royalty interests in two wells in the Commonwealth of Pennsylvania.

Alabama

Deerlick Royalty Partners, L.P., a Delaware limited partnership for which DRI acts as the managing general partner, owns an overriding royalty interest in the Deerlick Creek Field, Tuscaloosa County, Alabama, in the Black Warrior Basin.

Operating Hazards and Uninsured Risks

The Company’s oil and gas operations are subject to all of the risks normally incident to the exploration for and production of oil and gas, including mechanical failures, blow-outs, cratering, pollution and fires, each of which could result in damage to or destruction of oil and gas wells or production facilities or damage to persons and property. While the Company maintains $3,000,000 of all risks liability policies in amounts that it believes are adequate, the insurance may not cover all potential operational risks. The occurrence of a significant event not fully insured against could have a material adverse effect on the Company’s financial position.  In the coming year, the Company plans to seek participation in certain types of exploratory or developmental drilling prospects. In these instances, the Company has historically expanded its insurance coverage to cover the specific risk associated with those types of operations. The Company will continue to conduct its normal day-to-day activities as operator of its wells.

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

Texas

Marfa Zeolite

CAPI is the lessee under a 5,200 acre lease containing high grade zeolite, located approximately 40 miles south of Marfa, Presidio County, Texas. The lease terms call for royalty payments of $3.00 per ton of zeolite removed from the property with a minimum royalty of $30,000 per year. CAPI has the option to terminate the annual royalty payments by paying a lump sum of $400,000. CAPI owns, in fee, approximately 100 acres of land encompassed by and contained within the bounds of the 5,200 acre zeolite leasehold. During fiscal 2010, the Company paid the minimum royalty of $30,000.

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

New Mexico

Sierra Kaolin

CAPI owns 17 placer mining claims on 2,720 acres and 8 Lode claims covering 160 acres, all located in Sierra County, New Mexico, encompassing its Sierra Kaolin deposit. The Federal mining claims call for a royalty payment of 7% of net proceeds derived from mining operations. There is also an overriding royalty interest of 7% out of mining operations payable to the former owner of these leases. $2,125 was paid to the Bureau of Land Management (“BLM”) in 2010 to maintain CAPI’s Federal mineral claims. TPA paid this in accordance with the provisions of the Sierra Kaolin Operating License.
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

The Sierra Kaolin is considered to be a primary hydrothermal deposit that was formed in situ. The Sierra Kaolin is part of an advanced argillic alteration assemblage that includes kaolinite (AI4(Si4O10)(OH)8) and related mineral species, possible including dickite and halloysite, alunite (KAI3(OH)8(SO4)2) and chalcedonic and/or opaline quartz (hydrous amorphous silica).

Utah

Beaver Zeolite

CAPI owns 11 placer mining claims (Three Creek) covering approximately 220 acres of zeolite located in Beaver County, Utah. The zeolite in this deposit is also considered high grade. During fiscal year 2010, the Company paid $1,375 to the Bureau of Land Management to maintain its federal mining claims.

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

Item 4. (Removed and Reserved).

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

DESCRIPTION OF SECURITIES

Pursuant to the Company’s Articles of Incorporation, the Company is authorized to issue 100,000,000 shares of common stock, par value $0.01 per share, and 20,000,000 shares of preferred stock, par value of $0.01 per share. Below is a description of the Company’s outstanding securities, including common stock, preferred stock, options, warrants and convertible debt.

Common Stock

Each holder of the Company’s common stock is entitled to one vote for each share held of record. Holders of common stock have no preemptive, subscription, conversion, or redemption rights. Upon liquidation, dissolution or winding-up, the holders of common stock are entitled to receive the Company’s net assets pro rata. Each holder of common stock is entitled to receive ratably any dividends declared by the board of directors out of funds legally available for the payment of dividends. The Company has not paid any dividends on its common stock and does not contemplate doing so in the foreseeable future. The Company anticipates that any earnings generated from operations will be used to finance its growth. As of the fiscal year ended September 30, 2010, the Company had 45,461,945 shares of common stock outstanding.

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock, par value $0.01 per share. As of September 30, 2010, there were: no shares of Series A preferred stock issued and outstanding; 145,000 shares of Series B preferred stock issued and outstanding.

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

2010	High	Low
First Quarter	$0.26	$0.14
Second Quarter	$0.28	$0.17
Third Quarter	$0.24	$0.13
Fourth Quarter	$0.20	$0.09

2009	High	Low
First Quarter	$0.10	$0.05
Second Quarter	$0.10	$0.06
Third Quarter	$0.14	$0.07
Fourth Quarter	$0.24	$0.10

Holders

Common Equity

As of September 30, 2010, the current outstanding amount of shares of common stock was 45,461,945 with approximately 2,000 holders of record (inclusive of brokerage house "street accounts").

Preferred Equity

As of September 30, 2010, there were no Series A Preferred shares issued and outstanding and there were sixteen holders of the 145,000 shares of Series B Preferred Stock issued and outstanding.

Dividends

The Company has never paid a dividend on its common stock. The Company has no plans to pay any dividends on its common stock in the near future. The Company intends to retain all earnings, if any, for the foreseeable future for use in its business operations.

Dividends have been paid on the Company's Series B Preferred Stock in shares of Common Stock at the time of conversion.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information as of September 30, 2010 regarding equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	600,000	$0.33	200,000
Equity compensation plans not approved by security holders	-	-	-
Total	600,000	$0.33	200,000

Recent Sales of Unregistered Securities

June 2009 Private Placement

 During June 2009, the Company offered a Private Placement under the provisions of Regulation D promulgated under the Securities Act of 1933, as amended (the “2009 Private Placement”). Private Placement consists of up to Five Hundred Thousand Dollars ($500,000) of 7.25% Convertible Debentures (“Debentures” or “Debenture”). The Debentures offered by the Company, are five (5) year instruments maturing on July 30, 2014, bearing interest at seven and one quarter percent (7.25%) per annum on the balance outstanding from time to time. Interest will commence to accrue immediately upon issuance of the Debentures and will be paid quarterly on each September 30, December 31, March 31 and June 30, which the Debentures are outstanding. Payment of principal will commence on September 30 following the second anniversary of the Closing Date of this Offering. The debentures are convertible at a conversion price equal to the greater of either $0.14 per share or an amount equal to 80% of the average of the closing bid and ask prices of the Common Stock for the 5 trading days immediately preceding the conversion date. The Company extended the offering period for the Debentures until December 31, 2010 at the request of potential investors. Through September 30, 2010, this private placement raised $195,000 (net of fees and expenses) for the Company. The Company is utilizing the proceeds of this private placement for general working capital purposes.

Through September 30, 2009, all of the purchasers of the Debentures elected to immediately convert such holdings into shares of Common Stock at an average conversion price of $0.14 per share and, accordingly, the Company issued 1,019,465 shares of Common Stock. As of September 30, 2009, this private placement had raised $128,500 (net of fees and expenses totaling $14,225) for the Company.

During the fiscal year ended September 30, 2010, the Company issued Debentures totaling $66,500. Purchasers of $36,500 of the Debentures elected to immediately convert such holdings into Common Stock and the Company issued 221,134 shares of Common Stock at an average conversion price of $0.17 per share.

February 2010 License Agreement

During February 2010, the Company entered into a License Agreement concerning two US method patents for the treatment of wastewaters. The Company issued 140,000 shares of its Common Stock in consideration of $40,907 ($0.29 per share) for the License Agreement.

Options and Warrants

Options (1) to Purchase Shares of Common Stock

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Outstanding and Exercisable at beginning of period	787,500	2,875,000	3,750,000
Granted(2)	1,200,000	-	-
Cancelled	-	-	-
Expired (3) (4) (5) (6) (7) (8)	(187,500)	(2,087,500)	(875,000)
Exercised	-	-	-
Outstanding and Exercisable at end of period(9)	1,800,000	787,500	2,875,000

(1)
The Company accounts for all stock-based compensation (options) in accordance with the Financial Accounting Standard Board, or FASB, Accounting Standard Codification, or ASC, Topic 718. Under ASC 718, the fair value of stock options and compensation costs are measured as of the grant date.

(2)
In December 2009, the Board of Directors granted (a) an option to purchase 200,000 shares of stock to a Director under the Company’s Non-qualified Independent Director Stock Option Plan, (b) an option to purchase 500,000 shares of Common Stock to a Director and (c) an option to purchase 500,000 shares of Common Stock to the President/Director. The options are exercisable through December 2014 at an exercise price of $0.21 per share. The options vest 50% in December 2010 and 25% in each of December 2011 and 2012.

(3)	In June 2006, Richard A. Thibault voluntarily resigned as an officer of the Company; accordingly, options for the purchase of 250,000 shares of stock expired in fiscal 2009.

(4)
In March 2008, David L. Matz voluntarily resigned as an officer of the Company; accordingly, options for the purchase of 187,500, 37,500 and 75,000 shares of stock expired during fiscal 2010, 2009 and 2008, respectively.

(5)
During fiscal 2006, William Pipkin was granted an option to purchase 200,000 shares of stock at an exercise price of $0.43 per share under the Company’s Non-qualified Independent Director Stock Option Plan. In September 2008, Mr. Pipkin voluntarily resigned as a Director of the Company; accordingly, the option expired during fiscal 2009.

(6)
In August 2007, Stephan V. Benediktson and Nathan K. Trynin voluntarily resigned their respective positions with the Company. Options to purchase of 800,000 shares of stock expired unexercised during fiscal 2008.

(7)
During fiscal 2004, Lord John Gilbert was granted an option to purchase 200,000 shares of stock at an exercise price of $0.85 per share under the Company’s Non-qualified Independent Director Stock Option Plan. The option expired during fiscal 2009.

(8)
During fiscal 2002, Dov Amir and Gary J. Novinskie were each granted an option to purchase 500,000 shares of stock at an exercise price of $0.53 per share. During fiscal 2006, Dov Amir and Gary J. Novinskie were each granted an option to purchase 200,000 shares of stock at an exercise price of $0.75 per share. Options for the purchase of 1,400,000 shares of stock expired during fiscal 2009.

(9)
Options to purchase 1,800.000 shares are outstanding as of September 30, 2010 and are held by current officers, directors and employees of the Company (“Insiders”). The exercise prices for the options held by Insiders range from $0.28 per share to $0.67 per share (average exercise price of $0.30 per share).

Warrants to Purchase Shares of Common Stock

On December 21, 2007, Sonata Investment Company, Ltd. loaned $75,000 to the Company pursuant to a promissory note of same date. The Company issued warrants for the purchase of 522,305 shares of stock at an exercise price of $0.55 per share. The warrants expired on December 31, 2010.

On January 12, 2011, Sonata Investment Company, Ltd. loaned $60,000 to the Company pursuant to a promissory note of same date. The Company issued warrants for the purchase of 500,000 shares of stock at an exercise price of $0.12 per share. The warrants expire on December 31, 2015.

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

Results of Operations:

Fiscal year ended September 30, 2010, compared to fiscal year ended September 30, 2009:

	2010	2009
Revenues	$659,065	$656,048
Net Loss	$(1,245,369)	$(3,244,941)
Oil and Gas Production and Cost Information:
Production:
Oil (Bbl)	1,791	2,880
Gas (Mcf)	33,180	39,925
Average price:
Oil (per barrel)	$74.63	$54.91
Gas (per Mcf)	$5.91	$5.51
Lease Operating Expenses and Production and Severance Taxes per Mcfe	$4.18	$3.71

Bbl =    Barrels of oil
Mcf   = One Thousand cubic feet of gas
Mcfe = One Thousand cubic feet of gas equivalent

Oil and Gas Operations

Oil and Gas Sales

Oil and Gas Sales decreased to $329,724 for fiscal 2010 from $378,006 for fiscal 2009. The decrease in oil and gas production experienced during fiscal 2010 is primarily a result of wells being “off-line” for repair, declines in the producing gas-oil ratio from certain producing wells operated by the Company in Texas and curtailments resulting from third party maintenance of natural gas pipelines and processing facilities servicing these properties.

Well Management Revenue

Well Management Revenue increased to $309,855 for fiscal 2010 from $263,545 for fiscal 2009. The increase is primarily a result of the increase in rate of overhead charges per well.

Lease Operating Expenses and Production and Severance Taxes

The increase in Lease Operating Expenses and Production and Severance Taxes Tax per Mcfe is primarily the result of the decrease in oil and gas production. Lease Operating Expenses and Production Tax totaled $183,777 for fiscal 2010 and $212,495 for fiscal 2009.

Depreciation, Depletion and Amortization - Oil and Gas

Depreciation, depletion and amortization (“DD&A”) – Oil and Gas totaled $131,400 and $179,400 for fiscal 2010 and 2009, respectively. The decrease is primarily the result of the decrease in production of oil and gas.

Minerals Operations

The Company is an Exploration Stage company in respect to its mineral holdings.

Minerals Exploration Expenses

The Company did not incur Minerals Exploration Expenses during fiscal 2010 and 2009. Minerals Exploration Expenses are primarily for costs associated with the exploration of the mineral deposits and quantification of Mineralized Materials.

Minerals Operating Expenses and Other Costs

Minerals operating expenses and other costs decreased to $22,497 for fiscal 2010 as compared to $123,411 for fiscal 2009. The amount for fiscal 2009 includes a charge for $90,000 related to the issuance of Common Stock in exchange for services. In June 2009, the Company issued 1,000,000 shares of Common Stock to William Smith, a consultant to the Company, in exchange for the marketing of and development of a market for the Company’s product, ReNuGen™, at $0.09 per share.

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

Depreciation, Depletion and Amortization - Minerals

DD&A - Minerals totaled $587,206 for fiscal 2010 as compared to $578,252 for fiscal 2009. Such amounts include amortization of Patent Rights and Patent License Rights of $586,539 and $577,452, respectively.

Depreciation, Depletion and Amortization - Other

DD&A - Other totaled $6,367 and $6,568 for fiscal 2010 and 2009, respectively.

General and Administrative Expenses

These expenses increased 30% to $796,575 for fiscal 2010 as compared to $615,018 for fiscal 2009. Such increase is primarily due to an increase in engineering, financial and accounting fees which included business development activities related to the license agreement concerning two US method patents for the treatment of wastewaters. Stock-based compensation expense is included in general and administrative expenses. The Company recorded stock-based compensation expense for fiscal 2010 and fiscal 2009 of $62,848 and $62,399, respectively (see Note 9(c) of the Notes to Consolidated Financial Statements).

Interest Expense

Interest expense increased 11% to $258,553 for fiscal 2010 as compared to $232,257 for fiscal 2009. During fiscal 2010, the Company recognized $1,689 of contractual coupon interest and $2,220 of amortization of the discount relating to the 7.25% Convertible Debentures. During fiscal 2010, the Company recognized $22,238 as interest expense resulting from the beneficial conversion feature of the Debentures. During fiscal 2009, no 7.25% Convertible Debentures were outstanding. During fiscal 2009, the Company recognized $23,402 as interest expense resulting from the beneficial conversion feature of the Debentures. The 7.25% Convertible Debentures are discussed in Note 8 of the Notes to Consolidated Financial Statements.

Gain on Sale of Oil and Gas Properties

In June 2010, the Company sold its interests in nineteen undeveloped acres (unproved) in Harrison County, Texas for $60,686.

Liquidity and Capital Resources

The Company’s cash flow used for operating activities was $199,077 for fiscal 2010 and $461,129 for fiscal 2009, respectively. Accounts payable increased $284,910 during fiscal 2010. During fiscal 2010 and 2009, the Company defaulted on certain required payments including the payment of a portion of the salaries required pursuant to certain employment agreements (see Notes 6, 7, 9, 10 and 11 of the Notes to Consolidated Financial Statements). Funds have been and are being deployed in efforts to enhance the commercial viability of the Company’s existing resource assets, to identify potential expansion opportunities and to retire obligations associated with the Company’s assets. The Company’s net cash at September 30, 2010 totaled $121,447.

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

During June 2009, the Company offered a Private Placement under the provisions of Regulation D promulgated under the Securities Act of 1933, as amended (the “2009 Private Placement”). Private Placement consists of up to Five Hundred Thousand Dollars ($500,000) of 7.25% Convertible Debentures (“Debentures” or “Debenture”). The Debentures offered by the Company, are five (5) year instruments maturing on July 30, 2014, bearing interest at seven and one quarter percent (7.25%) per annum on the balance outstanding from time to time. Interest will commence to accrue immediately upon issuance of the Debentures and will be paid quarterly on each September 30, December 31, March 31 and June 30, which the Debentures are outstanding. Payment of principal will commence on September 30 following the second anniversary of the Closing Date of this Offering. The debentures are convertible at a conversion price equal to the greater of either $0.14 per share or an amount equal to 80% of the average of the closing bid and ask prices of the Common Stock for the 5 trading days immediately preceding the conversion date. The Company extended the offering period for the Debentures until December 31, 2010 at the request of potential investors. Through September 30, 2010, this private placement raised $195,000 (net of fees and expenses) for the Company. The Company is utilizing the proceeds of this private placement for general working capital purposes.

Through September 30, 2009, all of the purchasers of the Debentures elected to immediately convert such holdings into shares of Common Stock at an average conversion price of $0.14 per share and, accordingly, the Company issued 1,019,465 shares of Common Stock. As of September 30, 2009, this private placement had raised $128,500 (net of fees and expenses totaling $14,225) for the Company.

During the fiscal year ended September 30, 2010, the Company issued Debentures totaling $66,500. Purchasers of $36,500 of the Debentures elected to immediately convert such holdings into Common Stock and the Company issued 221,134 shares of Common Stock at an average conversion price of $0.17 per share.

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

In October, 2009, the Company entered into an agreement to sell zeolite to be used in certain agricultural applications limited to feed supplements in a ten state area in the south-central part of the US. The Company made initial shipments during fiscal 2010.

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

New Accounting Standards

For details of applicable new accounting standards, please, refer to Note 2 of Notes to Consolidated Financial Statements.

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

Going Concern – The financial statements have been prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. For the fiscal year ended September 30, 2010, the Company incurred a net loss of $1,245,369. The ability of the Company to meet its total liabilities of $8,754,049 and to continue as a going concern is dependent upon the availability of future funding, achieving profitability within its mineral segment, and ongoing profitability within its oil and gas operations. If the Company is unable to continue as a going concern, there is uncertainty relative to full recoverability of its assets.

Fair Value of Financial Instruments – The Company’s only financial instruments are (a) cash, securities available for future sale, and short-term trade receivables, payables, and debt, and (b) a long-term note payable to a bank. The carrying amounts reported in the accompanying consolidated financial statements for cash, securities available for future sale, and short-term trade receivables, payables and debt approximate fair values because of the immediate nature of short-term maturities of these financial instruments. Based on the borrowing rates currently available to the Company for long-term bank loans with similar terms and average maturities, the carrying amount of long-term and short-term bank debt totaling $45,661 approximates fair value at September 30, 2010.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of — Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. At September 30, 2010, we reviewed our long-lived assets and determined no impairment was necessary.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required as the registrant is a smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

The following financial statements are included herein:

Audited Financial Statements and Supplemental Financial Information:

*	Report of Independent Registered Public Accounting Firm

*	Consolidated Balance Sheets

*	Consolidated Statements of Operations

*	Consolidated Statements of Shareholders’ Equity

*	Consolidated Statements of Cash Flow

*	Notes to Consolidated Financial Statements

*	Report of Independent Registered Public Accounting Firm On Supplemental Financial Information

Other Supplemental Information (Unaudited):

*	Estimated Net Quantities of Proved Oil and Gas Reserves

*	Standardized Measure of Discounted Future Net Cash Flow from Estimated Production of Proved Oil and Gas Reserves

*	Summary of Changes in Standardized Measure of Discounted Future Net Cash Flows

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Daleco Resources Corporation

We have audited the accompanying consolidated balance sheets of Daleco Resources Corporation and Subsidiaries as of September 30, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Daleco Resources Corporation and Subsidiaries as of September 30, 2010 and 2009, and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Vasquez & Company LLP
Vasquez & Company LLP

Los Angeles, California
January 12, 2011

DALECO RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 2010 AND 2009

	2010	2009
ASSETS
Current Assets:
Cash and Equivalents	$121,447	$98,336
Accounts Receivable	383,866	296,547
Other Current Assets	7,424	7,424
Total Current Assets	512,737	402,307
Other Assets:
Patent Rights	6,594,500	6,594,500
Accumulated Amortization of Patent Rights	(5,777,068)	(5,199,616)
Net Patent Rights	817,432	1,394,884
Patents License Rights	40,907	-
Accumulated Amortization of Patents License Rights	(9,087)	-
Net Patents License Rights	31,820	-
Prepaid Mineral Royalties- Long-term	449,510	419,879
Interest Receivable	169,533	150,814
Restricted Cash Deposits	105,961	109,041
Securities Available for Future Sale	95	1,583
Total Other Assets	1,574,351	2,076,201
Property, Plant and Equipment:
Mineral Properties, at cost	9,877,128	9,877,128
Accumulated Depreciation, Depletion and Amortization	(95,000)	(95,000)
Net Mineral Properties	9,782,128	9,782,128
Oil and Gas Properties, at cost	4,424,512	4,424,512
Accumulated Depreciation, Depletion and Amortization	(3,937,595)	(3,806,195)
Net Oil and Gas Properties	486,917	618,317
Office Equipment, Furniture and Fixtures, at cost	61,502	79,902
Accumulated Depreciation	(56,274)	(67,639)
Net Office Equipment, Furniture and Fixtures	5,228	12,263
Total Net Property, Plant and Equipment	10,274,273	10,412,708
TOTAL ASSETS	$12,361,361	$12,891,216

SEE ACCOMPANYING AUDITORS’ REPORT AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 2010 AND 2009

	2010	2009
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$2,131,530	$1,846,620
Federal and State Income Taxes Payable	192,427	192,427
Preferred Stock Dividends Payable	1,857,895	1,741,895
Accrued Interest Expense	913,802	783,953
Accrued Bonus Expense	1,373,831	1,373,831
Accrued Salary Expense	956,315	944,441
Accrued Expense Reimbursements	25,645	24,990
EV&T Note Payable	567,213	567,213
CAMI Notes Payable	514,881	514,881
Notes Payable - Related Parties	155,485	45,485
Note Payable – First Citizens Bank – Current Portion	15,000	15,000
Total Current Liabilities	8,704,024	8,050,736
Long-term Debt:
Note Payable – First Citizens Bank – Long-term Portion	30,661	45,659
7.25% Convertible Debentures, net of unamortized discount of $10,636 at September 30, 2010	19,364	-
Total Long-term Debt	50,025	45,659
TOTAL LIABILITIES	8,754,049	8,096,395
SHAREHOLDERS’ EQUITY
Preferred Stock – 20,000,000 shares authorized
Series A Preferred Stock (outstanding: none)	-	-
Series B Convertible Preferred Stock – par value $0.01 per share (2010 and 2009 - 145,000 shares outstanding)	1,450	1,450
Common Stock – 100,000,000 shares authorized – par value $0.01 per share (outstanding: 2010 – 45,461,945; 2009 – 45,100,811 shares)	454,619	451,008
Additional Paid-in Capital	45,574,252	45,402,515
Accumulated Deficit	(41,841,404)	(40,480,035)
Subscriptions Receivable	(576,000)	(576,000)
Accumulated Other Comprehensive Loss	(5,605)	(4,117)
TOTAL SHAREHOLDERS’ EQUITY	3,607,312	4,794,821
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,361,361	$12,891,216

SEE ACCOMPANYING AUDITORS’ REPORT AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

	2010	2009
Revenues:
Oil and Gas Sales	$329,724	$378,006
Well Management Revenue	309,855	263,545
Royalty Receipts	6,283	7,948
Mineral Sales	13,203	6,549
Total Operating Revenues	659,065	656,048
Expenses:
Lease Operating Expenses - Oil and Gas	163,612	189,384
Operating Expenses and Other Costs - Minerals	22,497	123,411
Production and Severance Taxes – Oil and Gas	20,165	23,111
Depreciation, Depletion and Amortization	724,973	764,220
General and Administrative Expenses	796,575	615,018
Total Expenses	1,727,822	1,715,144
Loss From Operations	(1,068,757)	(1,059,096)
Other Income (Expense):
Interest and Dividend Income	21,255	23,384
Interest Expense	(258,553)	(232,257)
Gain on Sale of Oil and Gas Properties	60,686	-
Loss on Abandonment of Mineral Property	-	(1,976,972)
Total Other Income (Expense), Net	(176,612)	(2,185,845)
Loss Before Income Taxes	(1,245,369)	(3,244,941)
Taxes based on Income	-	-
Net Loss	(1,245,369)	(3,244,941)
Preferred Stock Dividends	(116,000)	(115,891)
Net Loss Applicable to Common Shareholders	$(1,361,369)	$(3,360,832)
Basic and Fully Diluted Net Loss per share	$(0.03)	$(0.08)
Weighted-average number of shares of Common Stock Outstanding	45,327,531	43,486,219

SEE ACCOMPANYING AUDITORS’ REPORT AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Subscrip-tions	Accumulated Other Compre-hensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Loss	Equity
Balance, September 30, 2008	145,000	$1,450	43,081,346	$430,813	$45,118,409	$(37,119,203)	$(576,000)	$(190)	$7,855,279
Conversion of 7.25% Convertible Debentures into Common Stock			989,286	9,893	114,382				124,275
Issuances of Stock For Services Performed			1,000,000	10,000	80,000				90,000
Issuance of Stock for Equity Placement Services			30,179	302	3923				4,225
Other Comprehensive Loss								(3,927)	(3,927)
Stock-based Compensation Expense					62,399				62,399
Interest Expense Resulting from Beneficial Conversion Feature of Convertible Debentures					23,402				23,402
Preferred Dividends						(115,891)			(115,891)
Net Loss						(3,244,941)			(3,244,941)
Balance, September 30, 2009	145,000	$1,450	45,100,811	$451,008	$45,402,515	$(40,480,035)	$(576,000)	$(4,117)	$4,794,821
Conversion of 7.25% Convertible Debentures into Common Stock			221,134	2,211	34,289				36,500
Issuance of Stock For Patent License Rights			140,000	1,400	39,507				40,907
Other Comprehensive Loss								(1,488)	(1,488)
Stock-based Compensation Expense					62,848				62,848
Interest Expense and Discount Resulting from Beneficial Conversion Feature of Convertible Debentures					35,093				35,093
Preferred Dividends						(116,000)			(116,000)
Net Loss						(1,245,369)			(1,245,369)
Balance, September 30, 2010	145,000	$1,450	45,461,945	$454,619	$45,574,252	$41,841,404	$(576,000)	$(5,605)	$3,607,312

SEE ACCOMPANYING AUDITORS’ REPORT AND  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

	2010	2009
Cash Flows From Operating Activities:
Net Loss	$(1,245,369)	$(3,244,941)
Adjustments to Reconcile Net Loss to Net Cash Used In Operations:
Depreciation, Depletion and Amortization	724,973	764,220
Amortization of Discount on Convertible Debenture	2,220	-
Non-cash Charge for Issuance of Securities	-	90,000
Non-cash Charge as Interest Expense	22,238	23,402
Stock Based Compensation Expense	62,848	62,399
Gain on Sale of Assets	(60,686)	-
Loss on Abandonment of Mineral Property	-	1,976,972
Changes in Operating Assets and Liabilities:
Restricted Cash Deposits	3,080	(3,216)
Receivables	(106,038)	158,718
Pre-paid Mineral Royalties	(29,631)	(29,879)
Accounts Payable	284,910	(336,780)
Accrued Interest Expense	129,849	115,536
Other Accrued Expenses	12,529	(37,560)
Net Cash Used in Operating Activities	(199,077)	(461,129)
Cash Flows From Investing Activities:
Proceeds from Sale of Oil and Gas Assets	60,686	-
Net Cash Provided By Investing Activities	60,686	-
Cash Flows From Financing Activities:
Payments on Notes and Debt	(38,694)	(63,807)
Proceeds from Borrowings	200,196	150,360
Net Cash Provided By Financing Activities	161,502	86,553
Net Change in Cash and Equivalents	$23,111	$(374,576)

SEE ACCOMPANYING AUDITORS’ REPORT AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

	2010	2009
Net Change in Cash and Equivalents	$23,111	$(374,576)
Cash and Equivalents at Beginning of Year	98,336	472,912
Cash and Equivalents at End of Year	$121,447	$98,336

Supplemental Information:
Income Taxes Paid	$-	$-
Interest Paid	$63,951	$48,899

Supplemental Disclosure of Non-cash Transactions:
Preferred Dividends Accrued, Not Paid	$116,000	$115,891
Issuance of Common Stock for Patents License Rights	$40,907	$-
Issuance of Common Stock for Services Performed	$-	$94,225
Conversion of 7.25% Convertible Debentures into Common Stock	$36,500	$138,500
Interest Expense Resulting from Beneficial Conversion Feature of Convertible Debentures	$22,238	$23,402
Discount on 7.25 Convertible Debentures resulting from Beneficial Conversion Feature	$12,857	$-

SEE ACCOMPANYING AUDITORS’ REPORT AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

1.	CONTINUED OPERATIONS

The financial statements have been prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. For the fiscal year ended September 30, 2010, the Company incurred a net loss of $1,245,369. The ability of the Company to meet its total liabilities of $8,754,049 and to continue as a going concern is dependent upon the availability of future funding, achieving profitability within its mineral segment and ongoing profitability within its oil and gas operations. If the Company is unable to continue as a going concern, there is uncertainty relative to full recoverability of its assets. The financial statements do not reflect any adjustments relating to these uncertainties.

The Company will continue to seek out and entertain project specific funding commitments and other capital funding alternatives if and as they become available.

As of September 30, 2010, the Company and certain of its subsidiaries were in default of certain debt and other obligations (see Notes 6, 7, 9, 10 and 11 below). The holders of these instruments are working with the Company to achieve the ultimate extinguishment of the obligations.

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

The Company, through its subsidiaries, Westland Resources Corporation, DRI Operating Company and Deven Resources, Inc., owns and operates oil and gas properties in Texas and West Virginia. The Company owns (a) working interests in wells in Texas and West Virginia and (b) overriding royalty interests in (i) seventy wells in the Deerlick Coalbed Methane Field in Alabama and (ii) two wells in Pennsylvania and (iii) one well in Texas.

In February 2010, the Company entered into a License Agreement concerning two US method patents for the treatment of wastewaters. Such patents utilize the Company’s zeolite. The license applies to the US and covers the use of the patented technology in water, wastewater and waste treatment in animal feed operations, agriculture, and aquaculture. In addition, the license applies to the treatment of sanitary wastewater on Federal facilities, military bases and lands administered by the US Bureau of Indian Affairs.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

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

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of Daleco Resources Corporation, its wholly-owned subsidiaries and their wholly-owned subsidiaries: Westlands Resources Corporation (“WRC”), Sustainable Forest Industries, Inc., Deven Resources, Inc., DRI Operating Company (“DRIOP”), Tri-Coastal Energy, Inc., Clean Age Minerals, Inc. (“CAMI”), CA Properties, Inc., and The Natural Resources Exchange, Inc. Tri-Coastal Energy, Inc., Sustainable Forest Industries, Inc. and The Natural Resources Exchange, Inc. are inactive.

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

c.           Oil and gas properties and equipment

The Company follows the successful efforts method of accounting for the costs of exploration and development activities. Direct acquisition costs of developed and undeveloped leases are capitalized. Costs of undeveloped leases on which proved reserves are found are transferred to proved oil and gas properties. Each undeveloped lease with significant acquisition cost is reviewed periodically and a valuation allowance provided for any estimated decline in value. Capitalized costs of proved developed leases are charged to income on the units of production basis based upon total proved reserves.

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
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

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

g.	Cash and Cash Equivalents; Restricted Cash Deposits

Cash and cash equivalents include cash and investments with original maturities of three months or less. The Company’s net cash at September 30, 2010, totaled $121,447. Restricted Cash Deposits of $105,961 at September 30, 2010, support financial assurance requirements for the Company’s operations in certain states.

h.	Fair Value Measurements

The Company’s only financial instruments are (a) cash, securities available for future sale, and short-term trade receivables, payables and debt, and (b) a long-term note payable to a bank. The carrying amounts reported in the accompanying consolidated financial statements for cash, securities available for future sale, and short-term trade receivables, payables and debt approximate fair values because of the immediate nature of short-term maturities of these financial instruments. Based on the borrowing rates currently available to the Company for long-term bank loans with similar terms and average maturities, the carrying amount of long-term and short-term bank debt totaling $45,661 approximates fair value at September 30, 2010.

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

ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.  Stock-based compensation expense has been recorded net of estimated forfeitures for the years ended September 30, 2010 and 2009 such that expense was recorded only for those stock-based awards that are expected to vest. Options granted to non-employees are recognized in these financial statements as compensation expense (See Note 9) using the Black-Scholes option-pricing model.

j.           Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company generally assesses its oil and gas properties on a field-by-field basis utilizing its current estimate of future revenues and operating expenses. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. At September 30, 2010, we reviewed our long-lived assets and determined no impairment was necessary.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

k.          Income Taxes

We provide for income taxes using the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We evaluate our tax positions in a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination. The second step is a measurement process whereby a tax position that meets the more-likely-than-not threshold is calculated to determine the amount of benefit to recognize in the financial statements. See Note 10.

l.          Revenue Recognition

Oil and natural gas revenue is recognized when the oil or natural gas is delivered to or collected by the respective purchaser, a sales agreement exists, collection for amounts billed is reasonably assured and the sales price is fixed or determinable. Title to the produced quantities transfers to the purchaser at the time the purchaser collects or receives the products. In the case of oil sales, title is transferred to the purchaser when the oil leaves the stock tanks and enters the purchaser’s trucks. In the case of gas production, title is transferred when the gas passes through the meter of the purchaser. It is the measurement of the purchaser that determines the amount of oil or gas purchased (although there are provisions for challenging these measurements if the Company believes the measurements are incorrect). Prices for such production are defined in sales contracts and may be based on certain publicly available indices. The purchasers of such production have historically made payment for oil and natural gas purchases within 30-60 days of the end of each production month. The Company periodically reviews the difference between the dates of production and the dates the Company collects payment for such production to ensure that receivables from those purchasers are collectible. The point of sale for the oil and natural gas production is at its applicable measurement facility; generally, the Company does not incur transportation costs related to our sales of oil and natural gas production. The Company does not currently participate in any gas-balancing arrangements. The Company does not recognize revenue for oil production held in stock tanks before delivery to the purchaser.

To the extent actual quantities and values of oil and natural gas are unavailable for a given reporting period because of timing or information not received from third parties, the expected sales volumes and price for those properties are estimated and recorded as Accounts Receivable in the accompanying financial statements.

m.          New Accounting Standards

In December 2010, the FASB issued Accounting Standards Update 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this Update clarify the acquisition date that should be used for reporting the pro forma financial information disclosures in Topic 805 when comparative financial statements are presented. The amendments also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination(s). The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company is currently assessing the impact that the adoption will have on its financial statements.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

In April 2010, the FASB issued Accounting Standards Update 2010-13, Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 updates ASC 718 to codify the consensus reached in EITF Issue No. 09-J, Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. The ASU clarifies that share-based payment awards with an exercise price denominated in the currency of a market in which a substantial portion of the underlying equity security trades should not be considered to meet the criteria requiring classification as a liability.  The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Early adoption is permitted. The provisions of ASU 2010-13 are not expected to have an impact on the Company’s financial statements.

In February 2010, the FASB issued Accounting Standards Update 2010-10, Consolidation (Topic 10): Amendments for Certain Funds. ASU 2010-10 defers the effective date of certain amendments to the consolidation requirements of ASC Topic 810, Consolidation, resulting from the issuance of FAS 167, Amendments to FASB Interpretation No. 46(R). Specifically, the amendments to the consolidation requirements of Topic 810 resulting from the issuance of FAS 167 are deferred for a reporting entity’s interest in an entity (1) that has all the attributes of an investment company; or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. The ASU does not defer the disclosure requirements in FAS 167 amendments to Topic 810. The amendments in this ASU are effective as of the beginning of a reporting entity's first annual period that begins after November 15, 2009, and for interim periods within that first annual reporting period. Early application is not permitted. The provisions of ASU 2010-10 are not expected to have an impact on the Company’s financial statements.

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

3.          OIL AND GAS PROPERTIES

Oil and Gas Properties at September 30:
	2010	2009
Proved lease acreage costs	$2,311,382	$2,311,382
Proved undeveloped lease acreage costs	581,810	581,810
Wells and related equipment and facilities	1,531,320	1,531,320
Support equipment and facilities	-	-
Uncompleted wells, equipment and facilities	-	-
	4,424,512	4,424,512
Accumulated depletion, depreciation and amortization	(3,937,595)	(3,806,195)
Net Oil and Gas Properties	$486,917	$618,317

During fiscal 2010 and 2009 the Company did not incur any property acquisition, exploration or development costs. The Company did not have any capitalized exploratory well costs at the beginning of fiscal 2009. All of the Company’s oil and gas activities are on-shore in the United States.

In June 2010, the Company sold its interests in nineteen undeveloped acres (unproved) in Harrison County, Texas for $60,686. There were no revenues and expenses applicable to such assets included in the fiscal 2010 and 2009 periods. The assets sold had no book value.

In March 2008, the Company entered into an agreement to sell its interests in certain operated gas wells and related gas gathering system in West Virginia with cash consideration to the Company of $150,000 of which $100,000 was received in April 2008. The remaining $50,000 is pending awaiting the consent of a joint interest owner in the remaining asset.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

Results of Operations for Oil and Gas Producing Activities for Fiscal 2010 and 2009:

	2010	2009
Revenues:
Oil and gas sales	$329,724	$378,006
Well management revenue	309,855	263,545
Royalty receipts	6,283	7,948
Total revenues	645,862	649,499
Lease operating expenses	(163,612)	(189,384)
Production and severance taxes	(20,165)	(23,111)
Depreciation depletion, amortization and valuation provisions	(131,400)	(179,400)
Gain on sale of unproved properties	60,686	-
	391,371	257,604
Income tax expenses	-	-
Results of operations from oil and gas producing activities (excluding corporate overhead and interest costs	$391,371	$257,604

4.           MINERAL PROPERTIES AND RESULTS OF OPERATIONS

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

In fiscal 2005, the Company entered into the Sierra Kaolin Operating Agreement with TPA covering the Company’s kaolin claims in Sierra County, New Mexico. In fiscal 2007, the Company entered into a Revised and Restated Agreement with TPA governing operations of the Sierra Kaolin claims. Under these agreements, TPA assumed the duties to mine, test and market the Company’s Sierra Kaolin. During Fiscal 2010, the proposed Sierra Kaolin Open Pit Clay Mine project cleared the regulatory review process and the project’s definitive USDA Forest Service Plan of Operations was approved. This will facilitate the project moving to the next phases, including site preparation for extraction operations and the continued evaluation of potential product specific marketing arrangements with certain third parties.

b.	Minerals Properties and Equipment

At September 30:	2010	2009
Undeveloped lease costs	$9,877,128	$9,877,128
Mine development costs	-	-
	9,877,128	9,877,128
Accumulated depreciation, depletion and amortization	(95,000)	(95,000)
Net Mineral Properties	$9,782,128	$9,782,128

The Company previously amortized its mineral properties at a nominal amortization rate as the Company has not produced commercial quantities of any of its mineral deposits. Once the Company produces commercial quantities of any of its mineral deposits, the Company will use the unit-of-production method in calculating cost depletion.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

During fiscal 2009, the Company determined that additional efforts to develop its calcium carbonate minerals in New Mexico were no longer warranted. Accordingly, the Company charged-off the mineral net book value ($1,876,972) and prepaid royalties ($100,000) in respect to the property. The loss on abandonment of the calcium carbonate property totaled $1,976,972. There was no revenue applicable to the calcium carbonate minerals included in fiscal 2009. The expenses applicable to the calcium carbonate minerals included in operating expenses and other costs totaled $32,600 in fiscal 2009.

c.           Prepaid Mineral Royalties

The Company receives a credit in the nature of “prepaid mineral royalties” for advance royalties paid on the Marfa zeolite lease, Presidio County, Texas.

The Company continued extraction of minor quantities of its zeolite for use in testing and field trial applications of ReNuGen™ and for testing in air purification and soil decontamination. The Company sells one of its CA Series Products under the tradename “ReNuGen™.”  In October 2009, the Company entered into an agreement to sell zeolite to be used in certain agricultural applications limited to feed supplements in a ten state area in the south-central part of the US.

d.           Results of Operations for Minerals Properties Activities for Fiscal 2010 and 2009:

	2010	2009
Mineral Sales	$13,203	$6,549
Operating and other expenses	(22,497)	(123,411)
Depreciation depletion, amortization and valuation provisions	(587,206)	(578,252)
Loss on abandonment of mineral property	-	-
	(596,500)	(695,114)
Income tax expenses	-	-
Results of operations from mineral properties activities (excluding corporate overhead and interest costs	$(596,500)	$(695,114)

5.           PATENT AND TECHNOLOGY

a.            Patent Rights - CA Series Patent

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

b.           Patents License Rights – Wastewater Treatment Method Patents

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

c.           I-Squared and I-Top Technology

Pursuant to an agreement effective December 1, 2004 (“Asset Sale Agreement”), the Company agreed to sell its I-Squared and I-Top technology to PSNet Communications. In January 2005, Ostara Corporation (“Ostara”) acquired PSNet. Ostara changed its name to (1) Rheologics Technologies, Inc. in 2005, (2) to KKS Venture Management, Inc. in July 2007, and (3) Codima, Inc. (“CDMA”) in 2008. As of September 30, 2010 and 2009, the 3,167 shares (reflective of a reverse stock split) of CDMA common stock held by the Company were carried at $95 and $1,583, respectively.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

6.           NOTES PAYABLE

a.           CAMI Notes

Pursuant to Paragraph 5.1 of the Agreement and Plan of Merger between Clean Age Minerals, Inc. (“CAMI”), and Strategic Minerals, Inc. (“SMI”), and the Company dated September 19, 2000, obligations of CAMI to certain officers, directors and third parties were to have been satisfied by SMI or the Company within one (1) year of the merger. The indebtedness totaled (including the Martin Debt and the Haessler Debt as defined in Note 7 below) $514,881 and was evidenced by notes dated September 19, 2000 (“CAMI Notes”). The CAMI Notes were due and payable on or before September 18, 2001, and provide for interest at the rate of 8% per annum. The CAMI Notes remain outstanding. As of September 30, 2010, the total amount payable on these notes is $928,140 representing principal of $514,881 and accrued but unpaid interest of $413,259.

b.           EV&T Note

On September 30, 2005, but effective as of September 1, 2005, the Company entered into a Settlement Agreement with and issued a note (‘EV&T Note”) to its counsel, Ehmann, Van Denbergh & Trainor, P.C. (“EV&T”) to resolve and deal with the Company’s outstanding legal fees. As of September 1, 2005, the Company owed EV&T $825,355 for services performed, costs and expenses (“Debt”). Under the Settlement Agreement, the Company paid EV&T $25,355 and entered into a three (3) year note for the remainder of the Debt. The EV&T Note and Settlement Agreement provide for the note to earn interest at the rate of five percent (5%) per annum on the outstanding balance from time to time. The EV&T Note is to be repaid in 35 monthly installments of $13,000, commencing on October 1, 2005, with the remainder due and payable on August 1, 2008, pursuant to the terms of the Settlement. In April 2007, the Company defaulted in respect to payments required by the Settlement Agreement. As a result of the default and EV&T’s demand for full payment, the interest rate increased from 5% to 12% and the full amount of the EV&T Note and unpaid interest became due and payable. As of September 30, 2009, the outstanding balance of the EV&T Note was $567,213 and accrued but unpaid interest totaled $273,102 through that date. Additionally, the Company owes EV&T $169,583 for current services performed and such amount is included in trade accounts payable at September 30, 2010.

c.	First Citizens Bank

During November 2008, the Company made a principal payment of $25,000 on the $100,000 loan from First Regional Bank and entered into a new note for $75,000 with the bank of which the maturity date is November 18, 2013. The interest rate is 3.75% at September 30, 2010. Consistent with the provisions of the Note, the Company has been making monthly payments of principal of $1,250 and interest. The current balance of the Note is $45,661. The loan is secured by certain personal assets of Dov Amir, a Director of the Company (“Amir Assets”).

d.           Premium Finance Agreement

In November 2009, the Company entered into a premium finance security agreement with a bank to finance $23,696 of insurance premiums. At September 30, 2010, the Company has paid all amounts due under the agreement. In November 2008, the Company entered into a premium finance security agreement with a bank to finance $21,860 of insurance premiums. At September 30, 2009, the Company has paid all amounts due under the agreement.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

7.           DUE TO RELATED PARTIES

a.	Amir Obligations

Dov Amir, a director of the Company, has entered into four notes with the Company as follows:

1. Note dated October 1, 1995, bearing interest at the rate of prime plus 3 percent in the principal amount of $91,062. This principal amount was satisfied as of September 30, 2005.

2. Note dated October 1, 1995, bearing interest at the rate of 7% as a result of various subsequent advances to the Company. The outstanding principal balance was $45,485 as of September 30, 2010 and 2009.

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

As of September 30, 2010, the outstanding principal and accrued but unpaid interest on the obligations listed under numbers 1 through 4 to Mr. Amir amounted to $173,415, which includes $45,485 in principal and $127,930 in accrued interest. As of September 30, 2009, the outstanding principal and accrued but unpaid interest on the obligations listed under numbers 1 through 4 to Mr. Amir amounted to $200,748, which includes $45,485 in principal and $155,263 in accrued interest.

Mr. Amir was also entitled to a cash payment of $25,000 under his Key Man Contract (see Note 11) on June 30, 2002. This bonus has not been paid.

Prior to conversion of his Series A Preferred Stock into common stock, Mr. Amir was entitled to have received dividends in the amount of $91,551 of which $59,338 remains outstanding as of September 30, 2010 and 2009.

As of September 30, 2010, the Company owed Mr. Amir no un-reimbursed business expenses and $245,836 in accrued but unpaid salary. As of September 30, 2009, the Company owed Mr. Amir un-reimbursed business expenses totaling $5,939 and $245,836 in accrued but unpaid salary.

As of September 30, 2010 and 2009, the Company was indebted to Mr. Amir in the aggregate amount of $503,589 and $536,861, respectively.

In October 2006, Mr. Amir and the Company entered into a Separation Agreement providing for Mr. Amir to receive $100,000 annually for three years (“Term”), $50,000 of which will be deemed salary with the remaining $50,000 reducing the debt owed to Mr. Amir (“Amir Debt”). Should the Amir Debt not be satisfied after the expiration of the Term, the Company shall continue the $100,000 annual payment, all of which shall be allocated to the payment of the Amir Debt until the Amir Debt is fully satisfied. The Company reserves the right to prepay the outstanding Amir Debt in full at any time. Upon satisfaction of the Amir Debt in full, all payments to Amir under the Separation Agreement will cease. The Company has not made certain payments required by the Separation Agreement applicable to the Amir Debt. Also, pursuant to the Separation Agreement, the Company was to satisfy the loan from First Citizens Bank to the Company (see Note 6) or provide sufficient substitute collateral for the bank so that the Amir Assets were released. The Company has not been able to accomplish either of these and the Amir Assets have not been released by the bank.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

b.	Martin Obligations

In connection with the acquisition of CAMI, CAMI owes Robert E. Martin, a director of the Company, the amount of $134,811 (“Martin Debt”). The Martin Debt was to have been satisfied on or before September 18, 2001, but was not and remains outstanding. As of September 30, 2010, the Martin Debt amounts to $134,811 in principal and accrued but unpaid interest totals $108,203. The Martin Debt is evidenced by a note providing for an annual rate of interest of 8%. These amounts are included in the amounts shown for the Company’s obligation to the former officers and directors of Clean Age Minerals, Inc. (see Note 6). As of September 30, 2010 and 2009, the Company owed Mr. Martin $245,835 in salary and $19,051 in unpaid reimbursable business expenses. As of September 30, 2010 and 2009, the Company was indebted to Mr. Martin in the aggregate amount of $507,900 and $497,115, respectively.

c.	Novinskie Obligations

Under the terms of Mr. Novinskie’s employment agreement (see Note 11), Mr. Novinskie, currently the President and a Director of the Company, was to have received a cash bonus of $25,000 as of September 30, 2002. This bonus was not paid. As of September 30, 2010, the Company owed Mr. Novinskie $312,292 in salary and $25,000 in bonuses. As of September 30, 2009, the Company owed Mr. Novinskie $287,292 in salary and $25,000 in bonuses (as discussed previously). As of September 30, 2010, the Company owed Mr. Novinskie $6,594 in unpaid reimbursable business expenses.

As of September 30, 2010 and 2009, the Company was indebted to Mr. Novinskie in the aggregate amount of $343,886 and $312,292, respectively. These amounts contain no accrued interest.

d.	Haessler Obligations

In connection with the acquisition of CAMI, CAMI owes $83,478 to Carl A. Haessler, a director of the Company and $58,938 to the estate of Eric R. Haessler, Carl A. Haessler, executor (“Haessler Debt”). The Haessler Debt was to have been satisfied on or before September 18, 2001, but was not and remains outstanding. As of September 30, 2009, the Haessler Debt amounts to $142,416 in principal and accrued but unpaid interest totals $114,307. The Haessler Debt is evidenced by notes providing for an annual rate of interest of 8%. These amounts are included in the amounts shown for the Company’s obligation to the former officers and directors of CAMI (see Note 6). As of September 30, 2010 and 2009, the Haessler Debt and accrued but unpaid interest totals $256,723 and $245,330, respectively.

Also, the Company owes Series B Preferred Stock dividends (see Note 9) to Carl A. Haessler of $240,723 and $216,723 at September 30, 2010 and 2009, respectively.

e.	Blackstone Obligations

At September 30, 2010, the Company owed Mr. Blackstone (see Note 11), an officer of the Company, $110,875 for salary and services provided to the Company. As of September 30, 2009, the Company owed Mr. Blackstone $43,675 for salary and services provided to the Company. These amounts contain no accrued interest.

f.	Maxwell Obligations

During fiscal 2010, the Company borrowed $60,000 from Charles T. Maxwell, a Director of the Company. The note bears interest at prime plus 2 percent and is due on demand on or before January 31, 2012. The Company used the funds to satisfy certain delinquent payables. As of September 30, 2010, accrued but unpaid interest on the note totals $1,942. See Note 8 regarding the 7.25% Convertible Debenture held by this Director.

g.	Zia Trust Obligations

During fiscal 2010, the Company borrowed $50,000 from Zia Trust, Inc., an entity affiliated with David A. Grady, a Director of the Company. The note bears interest at 15% per annum and is due on demand on or before July 15, 2012. The Company pledged a certificate of deposit at a bank (“CD”) as collateral for the note. The CD has a balance of $54,590 which is included in cash and equivalents at September 30, 2010. The Company used the funds to satisfy certain delinquent payables. As of September 30, 2010, accrued but unpaid interest on the note totals $1,563.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

8.           7.25% CONVERTIBLE DEBENTURES

In June 2009, the Company commenced a private placement of up to $500,000 of 7.25% Convertible Debentures (the “Debentures”). The Debentures are convertible at a conversion price equal to the greater of either $0.14 per share or an amount equal to 80% of the average of the closing bid and ask prices of the Common Stock for the 5 trading days immediately preceding the conversion date. The Debentures are five (5) year instruments maturing on July 30, 2014, bearing interest at 7.25 % per annum on the balance outstanding from time to time. Interest commences to accrue immediately upon issuance of the Debentures and will be paid quarterly on each September 30, December 31, March 31 and June 30 for which the Debentures are outstanding. Payment of principal will commence on September 30 following the second anniversary of the closing date of the offering. The Company has extended the offering period for the Debentures until December 31, 2010, at the request of potential investors. The Company is utilizing the proceeds of this private placement for general working capital purposes.

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

During fiscal 2010, the Company issued Debentures totaling $66,500 of which two Directors purchased Debentures totaling $45,000. Purchasers, including a Director, of $36,500 of the Debentures elected to immediately convert such holdings into Common Stock and the Company issued 221,134 shares of Common Stock at an average conversion price of $0.17 per share. The Company recognized $22,238 as interest expense resulting from the beneficial conversion feature of the Debentures during fiscal 2010. Such interest expense was determined based on the fair value of the Company’s Common Stock in excess of the conversion price per share as of the commitment date to purchase the Debentures.

Debentures held by a Director totaling $30,000 are outstanding at September 30, 2010. The Company recorded a discount of $12,857 on the Debentures resulting from the beneficial conversion feature. The discount will be amortized through the maturity date of the Debentures. Such discount was determined based on the fair value of the Company’s Common Stock in excess of the conversion price per share as of the commitment date to purchase the Debentures. During fiscal 2010, the Company recognized $1,689 of contractual coupon interest and $2,220 of amortization of the discount and such amounts are included in interest expense. The effective interest rate for fiscal 2010 was 25%. The if-converted value of the Debentures at June 30, 2010 exceeds the principal amount of the Debentures by approximately $2,100.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

9.           CAPITAL STOCK

a.           Shares Outstanding
	Number of Common Shares (1)	Number of Series B Preferred Shares (1)
Outstanding at September 30, 2008	43,081,346	145,000
Conversion of 7.25% Convertible Debentures into Common Stock (2)	989,286	-
Issued for services performed pursuant to Private Placement (2)	30,179	-
Issued for services performed (3)	1,000,000	-
Outstanding at September 30, 2009	45,100,811	145,000
Conversion of 7.25% Convertible Debentures into Common Stock (2)	221,134	-
Issuance of Stock For Patent License Rights (4)	140,000	-
Outstanding at September 30, 20010	45,461,945	145,000

(1)
The Articles of Incorporation of the Company provide for authorized capital stock of 100,000,000 shares of common stock, par value $0.01 per share, and 20,000,000 shares of preferred stock, par value $0.01 per share. No Series A Preferred shares are outstanding. The 8% Cumulative Convertible Preferred Stock (“Series B Preferred Stock”) was issued in the acquisition of Clean Age Minerals, Inc. in September 2000. The Series B Preferred Stock can be converted to common stock at 85% of the average of the 5 days before the date of conversion with a minimum amount of $1.25 per share. At September 30, 2010, dividends payable on Series A and Series B Preferred shares totaled $59,338 and $1,798,557, respectively. At September 30, 2009, dividends payable on Series A and Series B Preferred shares totaled $59,338 and $1,682,557, respectively.

(2)	See Note 8 of the Notes to Consolidated Financial Statements.
(3)
In June 2009, the Company issued 1,000,000 shares of Common Stock to William Smith, a consultant to the Company, in exchange for the marketing of and development of a market for the Company’s product, ReNuGen™, at $0.09 per share.

(4)	The Company issued 140,000 shares of its Common Stock in consideration for the License Agreement. The Company recorded $40,907 as Patents License Rights based on an average price of $0.29 per share.

b.           Options and Warrants Outstanding

The Company has granted the following options and warrants to purchase common stock:

	Number of Options and Warrants	Weighted Average Price per Share
Outstanding at September 30, 2008	4,260,641	$0.57
Employee and Director Stock Options:
Forfeited or Expired (2) (3) (4) (5) (7)	(2,087,500)	$0.59
Stockholder Warrants:
Expired (6) (8)	(563,336)	$0.69
Outstanding at September 30, 2009	1,609,805	$0.51
Employee and Director Stock Options:
Granted (1)	1,200,000	$0.21
Expired (4)	(187,500)	$0.47
Outstanding at September 30, 2010	2,622,305	$0.38

(1)
In December 2009, the Board of Directors granted (a) an option to purchase 200,000 shares of stock to a Director under the Company’s Non-qualified Independent Director Stock Option Plan, (b) an option to purchase 500,000 shares of Common Stock to a Director and (c) an option to purchase 500,000 shares of Common Stock to the President/Director. The options are exercisable through December 2014 at an exercise price of $0.21 per share. The options vest 50% in December 2010 and 25% in each of December 2011 and 2012.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

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

(4)
During fiscal 2008, David L. Matz voluntarily resigned as an officer of the Company; accordingly, options for the purchase of 37,500 (exercise price of $0.75 per share) and 187,500 (average exercise price of $0.47 per share) shares of stock expired during fiscal 2009 and 2010, respectively.

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

(7)
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

(8)
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

c.            Stock-Based Compensation

In March 2004, the shareholders of the Company approved the Non-qualified Independent Director Stock Option Plan pursuant to which 800,000 shares of Common Stock are authorized for grants for options. Each Director eligible for an award under the plan receives an option to purchase 200,000 shares of Common Stock at an exercise price equal to the average of the bid and asked closing prices for the Company’s common stock for the five trading days immediately preceding the date of the award. These option rights vest over a three-year period (but only while the recipient is a Director) - 100,000 shares in the first year and 50,000 shares in each of years two and three. The options expire five (5) years after issuance. In fiscal 2006, Charles T. Maxwell was elected to the Board of Directors and was awarded an option to purchase 200,000 shares at an exercise price of $0.48 per share. In fiscal year 2007, David A. Grady was elected to the Board of Directors and was awarded an option to purchase 200,000 shares at an exercise price of $0.28 per share. In fiscal 2010, Lord John Gilbert was awarded an option to purchase 200,000 shares at an exercise price of $0.21 per share. As of September 30, 2010, three options to purchase a total of 600,000 shares have been awarded to Directors and remain unexercised at that date.

Options to purchase 1,200,000 shares of Common Stock were granted during fiscal 2010. No options were granted during fiscal 2009. Options to purchase 187,500 and 2,087,500 shares of common stock expired during fiscal 2010 and 2009, respectively. The options for the purchase of 1,800,000 shares outstanding as of September 30, 2010, are held by officers, directors and employees of the Company (“Insiders”). The exercise prices for the options held by Insiders range from $0.28 per share to $0.67 per share.

In accordance with ASC 718, the Company recorded stock-based compensation expense for fiscal 2010 and 2009 of $62,848 and $62,399, respectively, relating to stock options granted to employees. Such expense is included in General and Administrative Expenses. No tax benefit has been recognized. Compensation costs are based on the fair value at the grant date. The fair value of the options has been estimated by using the Black-Scholes option-pricing model with the following assumptions: risk free interest rates between 2.43% and 4.16%; expected life of three to seven years; and expected volatility between 37% and 106%.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

At September 30, 2009, there were 787,500 shares underlying options unexercised (weighted-average exercise price of $0.48 per share) of which 50,000 shares underlying options were not vested (weighted-average exercise price of $0.28 per share; weighted-average grant-date fair value of $0.28 per share). The following table summarizes information about stock options outstanding as of September 30, 2010:

Exercise Price per Share	Number of Shares Underlying Options Unexercised	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Life (Years)	Number of Shares Underlying Options Exercisable	Weighted- Average Exercise Price per Share
$0.21-$0.67	1,800,000	$0.30	3.17	600,000	$0.48

Options to purchase 1,200,000 were granted during fiscal 2010 (weighted-average exercise price of $0.21 per share; weighted-average grant-date fair value of $0.26 per share per share) and no options were granted during fiscal 2009. No options were exercised during fiscal 2010 and 2009. At September 30, 2010, there were 1,200,000 shares underlying options that were not vested and the weighted-average grant-date fair value of such options was $0.26 per share.

At September 30, 2010, there was $84,075 of total unrecognized compensation cost related to non-vested share-based compensation awards. The cost is expected to be recognized over a weighted-average period of one year. The total fair value of shares vested during the years ended September 30, 2010 and 2009 was $62,848 and $62,399, respectively.

d.           Warrants

1.          Financing Sources

On December 21, 2007, Sonata Investment Company, Ltd. loaned the Company $75,000. The maturity date of such loan is December 20, 2008, and interest, at 8%, is due quarterly. The Company used the proceeds for general working capital purposes. The Company paid the note during the third quarter of 2008. In connection with this loan, the Company issued warrants for the purchase of 822,305 shares of Common Stock at a purchase price of $0.55 per share. The warrants expired on December 31. 2010. See Note 13(b).

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

DALECO RESOURCES CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

At September 30, 2010 and 2009, options and warrants to purchase 2,622,305 and 1,609,805 shares of common stock, respectively were outstanding. Such shares were not included in the computation of diluted earnings per share because such shares subject to options and warrants would have an antidilutive effect on net loss per share. No other adjustments were made for purposes of per share calculations.

f.            Payment of Preferred Stock Dividends

During fiscal years 2010 and 2009, there were no cash dividend payments in respect to either series of Preferred Stock.

g.           Subscriptions Receivable

At September 30, 2010 and 2009, the notes receivable from Messrs. Benediktson and Trynin as discussed in Note 11 are classified as Subscriptions Receivable.

10.          INCOME TAXES

At September 30, 2010, the Company has current federal and state taxes payable of $192,427 and no deferred tax asset or liability. The Company has accrued $101,768 and $85,563 at September 30, 2010 and 2009, respectively, for interest related to the federal and state income taxes. The income tax liabilities arose primarily from alternative minimum tax for fiscal 2004. Interest expense related to tax liabilities of $16,205 and $13,195 for fiscal 2010 and 2009, respectively, is included in Interest Expense in the accompanying Consolidated Statement of Operations.

The Company accounts for income taxes in accordance with FASB ASC Topic 740, “Income Taxes”. ASC 740 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at September 30, 2010, operating loss carryforwards of approximately $25 million, which may be applied against future taxable income and will expire in various years through 2025. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined at this time. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards; therefore, no net deferred tax asset has been recognized. No potential benefit of these losses has been recognized in the financial statements. The company may be subject to IRC code section 382 which could limit the amount of the net operating loss and tax credit carryovers that can be used in future years.

The Company files income tax returns in the U.S. federal jurisdiction, and various states. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2005.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

The income tax effects of timing differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at September 30, 2010 and 2009 are as follows:

	2010	2009
Net operating loss carryforwards	$8,486,728	$8,626,496
Basis differences in patent rights	(276,975)	(472,630)
Basis differences in property and equipment	(2,772,635)	(2,772,635)
State income taxes	36,170	36,170
Bonus expense	467,103	467,103
Salary expense	325,147	321,110
	6,265,538	6,205,614
Less valuation allowance	(6,265,538)	(6,205,614)
Net Oil and Gas Properties	$-	$-

Below is a reconciliation of the reported amount of income tax expense attributable to continuing operations for the year to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax loss for fiscal 2010 and 2009:

	2010	2009
Income tax benefit computed at the statutory Federal income tax rate	(35)%	(35)%
Change in valuation allowance	35%	35%
Effective income tax rate	0%	0%

Included in the table below are the components of income tax expense for fiscal 2010 and 2009:

	2010	2009
Current income tax expense (benefit)	$-	$-
Deferred income tax expense (benefit)	(435,879)	(1,135,729)
Valuation allowance	435,879	1,135,729
Total income tax expense (benefit)	$-	$-

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

b.          In August 2005, the Company entered into employment contracts with Stephan V. Benediktson as Chief Executive Officer of the Company and Nathan Trynin as Executive Vice President. Each of Mr. Benediktson and Mr. Trynin were given the right to acquire stock of the Company at the average of the bid and ask closing price for the five trading days prior to the effective dates of their contracts. Each party exercised that right. The employment contracts also contain bonus provisions tied to the performance of the Company's stock. Mr. Benediktson and Mr. Trynin entered into notes with the Company totaling $576,000 to cover their purchase of the stock offered by their Employment Agreements (see Note 9.g.). The notes earn interest at the prime rate of interest charged from time to time by the PNC Bank, Philadelphia, Pennsylvania. The notes, as amended in fiscal 2010, mature in August 2015. The Company holds the stock as collateral for the notes. The stock will not be released to either Mr. Benediktson or Mr. Trynin unless and until their notes are satisfied in full in accordance with their terms. Interest receivable on these notes totaled $169,533 and $150,814 at September 30, 2010 and 2009, respectively.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

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

d.           On January 23, 2006, the Company entered into an Employment Agreement with David L. Matz. Mr. Matz joined the Company as Vice President – Oil & Gas. Under the terms of the Agreement, in addition to his base salary, Mr. Matz was granted an option to purchase 250,000 shares of Common Stock at an exercise price ($0.47 per share) equal to the then market price of the Company’s Common Stock. In March 2008, Mr. Matz resigned his position with the Company. Accordingly, the vested portion of the option (187,500 shares) remains exercisable until March 2010. Such option expired unexercised.

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

f.           At September 30, 2010, minimum commitments from long-term non-cancelable operating leases are as follows:

Fiscal Year	Amount
2010	$67,034
2011	16,714
Total	$83,748

12.	WRC LITIGATION

During September 2010, a complaint was filed against WRC in the District Court of Burleson County, Texas, seeking judgment in respect to $92,921 owed to a vendor of WRC. Such amount is included in Accounts Payable in the accompanying Consolidated Balance Sheet at September 30, 2010 and 2009. See Note 13(a).

During October 2009, a working interest owner commenced an action against WRC in the District Court of Burleson County, Texas, for an accounting of expense and revenues for six wells. WRC, through its Texas counsel, has filed a general denial of the claim. In November 2009, WRC provided the plaintiff with a complete accounting for all wells in questions. The plaintiff has sought additional discovery and the Company has provided additional information. The action is still ongoing.

13.         SUBSEQUENT EVENTS

a.           WRC Litigation

See Note 12(b). In November 2010, the vendor agreed to dismiss its complaint against WRC after a settlement agreement was reached whereby WRC made an initial payment of $30,000 in cash and delivery of 357,677 shares of Common Stock (consideration of $42,921). The Company must retire the remaining obligation ($20,000) by March 1, 2011.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

b.           Note Payable

On January 12, 2011, Sonata Investment Company, Ltd. loaned the Company $60,000. The maturity date of such loan is January 12, 2012. Principal of $2,500 and interest, at prime plus 2%, is due monthly. The Company used the proceeds to satisfy certain delinquent payables. In connection with this loan, the Company issued warrants for the purchase of 500,000 shares of Common Stock at a purchase price of $0.12 per share. The warrants expire on December 31, 2015.

Management performed an evaluation of Company activity through January 12, 2011, the date the audited consolidated financial statements were issued, and concluded that there are no significant subsequent events requiring disclosure in addition to the above listed events.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SUPPLEMENTAL FINANCIAL INFORMATION

To the Board of Directors and Shareholders
of Daleco Resources Corporation

Our report to the Board of Directors and Stockholders of Daleco Resources Corporation and Subsidiaries dated January 12, 2011, relating to the consolidated basic financial statements of Daleco Resources Corporation and Subsidiaries appears on page 28. Those audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Supplemental Information (Unaudited) is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

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

Vasquez & Company LLP
Vasquez & Company LLP

January 12, 2011
Los Angeles, California

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Estimated Net Quantities of Proved Oil and Gas Reserves

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

The Company believes that the proved undeveloped reserves will be developed within the next few years as a result of renewed interest in the area of its properties.  The increase in oil price and development of properties in resource plays in the immediate area are major factors contributing to such renewed interest.

The following table shows the changes in the Company's proved oil and gas reserves for the year:

	2010		2009
	CRUDE OIL AND CONDENSATE (BARRELS)	NATURAL GAS (MMCF)	CRUDE OIL AND CONDENSATE (BARRELS)	NATURAL GAS (MMCF)
Proved Developed and Undeveloped Reserves:
Balance Beginning of Year	76,679	399	92,584	506
Acquisition of Reserves	-	-	-	-
Disposition of Reserves	-	-	-	-
Revision of Previous Estimates	9,594	156	(13,025)	(67)
Production for Year	(1,791)	(33)	(2,880)	(40)
Balance - End of Year	84,482	522	76,679	399
Proved Developed Reserves as at September 30	19,396	333	12,441	212

Standardized Measure of Discounted Future Net Cash Flow from Estimated Production Proved Oil and Gas Reserves

The standardized measure of discounted future net cash flows from estimated production of proved oil and gas reserves after income taxes is presented in accordance with the provisions of FASB ASC Topic 932, "Extractive Industries – Oil and Gas" (“ASC 932”). In computing this data, assumptions other than those mandated by ASC 932 could produce substantially different results. The Company cautions against viewing this information as a forecast of future economic conditions or revenues.

The standardized measure of discounted future net cash flows is determined by using estimated quantities of proved reserves and taking into account the future periods in which they have been projected to be developed and produced. Estimated future production is priced at the average price received for fiscal 2010 for the amounts at September 30, 2010 and the year-end prices for amounts at September 30, 2009. The change in method of calculating the estimated product prices in 2010 from 2009 is due to the Company adopting the reserve estimation and disclosure requirements of ASC Topic 932, Extractive Industries – Oil and Gas, prospectively, on September 30, 2010. The resulting estimated future cash inflows are reduced by estimated future costs to develop and produce the proved reserves. The future pretax net cash flows are then reduced further by deducting future income tax expenses as applicable. The resultant net cash flows are reduced to present value amounts by applying the ASC 932 mandated 10% discount factor.

Standardized Measure of Discounted Future Net Cash Inflows as of September 30, 2010 and 2009:

	2010	2009
Future cash inflows	$9,286,864	$7,064,998
Future production costs	(2,343,605)	(1,957,191)
Future development costs	(2,456,620)	(2,328,643)
Future income tax expense*	-	-
Subtotal	4,486,639	2,779,164
Discount factor at 10%	(1,620,175)	(927,528)
Standardized Measure of Future Net Cash Flows	$2,866,464	$1,851,636

*
The Company presently has approximately $25 million of loss carryforwards for Federal income tax purposes. Based on these loss carryforwards no future taxes payable have been included in the determination of future new cash inflows. Future corporate office general and administrative expenses have not been deducted in determining future net cash flows.

Summary of Changes in Standardized Measure of Discounted Future Net Cash Flows

	2010	2009
Balance - Beginning of Year	$1,851,636	$5,444,845
Increase (decrease) in future net cash flows:
Sales for the year net of related production costs	(145,947)	(165,511)
Acquisition of reserves in place	-	-
Changes in estimated future development costs	(18,034)	59,029
Changes in sales and transfer prices net of production costs related to future production	299,689	(2,846,282)
Change due to revision in quantity estimates and other	693,956	(1,184,930)
Disposition of reserves in place	-	-
Extensions and discoveries net of related costs	-	-
Accretion of discount	185,164	544,485
Balance - End of Year	$2,866,464	$1,851,636

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2010. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of September 30, 2010. In making its assessment of the effectiveness of the Company’s internal control over financial reporting, management used the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of September 30, 2010, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the  Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in the annual report.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2010 that materially affected or were likely to materially affect the Company’s internal control over financial reporting.

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

New Accounting Standards

In December 2010, the FASB issued Accounting Standards Update 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this Update clarify the acquisition date that should be used for reporting the pro forma financial information disclosures in Topic 805 when comparative financial statements are presented. The amendments also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination(s). The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company is currently assessing the impact that the adoption will have on its financial statements.

In April 2010, the FASB issued Accounting Standards Update 2010-13, Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 updates ASC 718 to codify the consensus reached in EITF Issue No. 09-J, Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. The ASU clarifies that share-based payment awards with an exercise price denominated in the currency of a market in which a substantial portion of the underlying equity security trades should not be considered to meet the criteria requiring classification as a liability.  The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Early adoption is permitted. The provisions of ASU 2010-13 are not expected to have an impact on the Company’s financial statements.

In February 2010, the FASB issued Accounting Standards Update 2010-10, Consolidation (Topic 10): Amendments for Certain Funds. ASU 2010-10 defers the effective date of certain amendments to the consolidation requirements of ASC Topic 810, Consolidation, resulting from the issuance of FAS 167, Amendments to FASB Interpretation No. 46(R). Specifically, the amendments to the consolidation requirements of Topic 810 resulting from the issuance of FAS 167 are deferred for a reporting entity’s interest in an entity (1) that has all the attributes of an investment company; or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. The ASU does not defer the disclosure requirements in FAS 167 amendments to Topic 810. The amendments in this ASU are effective as of the beginning of a reporting entity's first annual period that begins after November 15, 2009, and for interim periods within that first annual reporting period. Early application is not permitted. The provisions of ASU 2010-10 are not expected to have an impact on the Company’s financial statements.

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

Item 9B.          Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information is incorporated by reference to the information contained in our 2011 Proxy Statement.

Item 11. Executive Compensation.

The information is incorporated by reference to the information contained in our 2011 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information is incorporated by reference to the information contained in our 2011 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information is incorporated by reference to the information contained in our 2011 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information is incorporated by reference to the information contained in our 2011 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

FINANCIAL STATEMENTS.

The following audited financial statements are included herein in Item 8 of Part II:

*	Report of Independent Registered Public Accounting Firm
*	Consolidated Balance Sheets
*	Consolidated Statements of Operations
*	Consolidated Statements of Shareholders’ Equity
*	Consolidated Statements of Cash Flow
*	Notes to Consolidated Financial Statements

SUPPLEMENTAL INFORMATION.

The following supplemental information is included herein in Item 8 of Part II:

*	Estimated Net Quantities of Proved Oil and Gas Reserves
*	Standardized Measure of Discounted Future Net Cash Flow from Estimated Production of Proved Oil and Gas Reserves
*	Summary of Changes in Standardized Measure of Discounted Future Net Cash Flows

EXHIBITS.

Exhibit No.	Description	Location

2.1	Agreement and Plan of Merger dated as of July 7, 2001, by and among Daleco Resources Corporation, DROC Acquisition, Inc., 16/6, Inc. and Thomas Smith	Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form SB-2 as filed with the SEC on September 3, 2002

2.2	Agreement and Plan of Merger dated as of April 1, 2002 by and between Daleco Resources Corporation, a Delaware Corporation, and Daleco Resources Corporation of Nevada, a Nevada Corporation
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

Exhibit No.	Description	Location

3.4	Corporate Governance Policy Adopted April 10, 2008	Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2008, as filed with the SEC on May 15, 2008, 2008

3.5	Nominating and Governance Committee Charter Adopted April 10, 2008	Incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2008, as filed with the SEC on May 15, 2008, 2008

3.6	Compensation Committee Charter Adopted April 10, 2008	Incorporated by reference to Exhibit 3.6 to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2008, as filed with the SEC on May 15, 2008

10.1	Securities Purchase Agreement - Letter of Intent dated July 23, 2001, by and between Terra Silex Holdings, LLC and Daleco Resources Corporation	Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form SB-2 as filed with the SEC on September 3, 2002

10.2	Stock Purchase Agreement dated September 20, 2001 by and between Terra Silex Holdings Ltd. Co. and Daleco Resources Corporation	Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form SB-2 as filed with the SEC on September 3, 2002

10.3	Warrant Agreement, dated September 21, 2001, between Terra Silex Holdings Ltd. Co. and Daleco Resources Corporation	Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form SB-2 as filed with the SEC on September 3, 2002

10.4	Employment Agreement, dated November 30, 2001, between the Registrant and Dov Amir	Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form SB-2 as filed with the SEC on September 3, 2002

10.5	Employment Agreement, dated November 30, 2001, between the Registrant and Gary Novinskie	Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form SB-2 as filed with the SEC on September 3, 2002

10.6	Stock Purchase Agreement, dated November 16, 2001, between the Company and Sumitomo Corporation of America	Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2001 filed with the SEC on January 25, 2002

10.7	Key Man Contract, dated November 30, 2001, between the Company Robert E. Martin	Incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement on Form SB-2 as filed with the SEC on September 3, 2002

10.8	First Amendment to Master Distribution and Marketing Agreement dated September 14, 2004	Incorporated by reference to Exhibit 10.36 to the Company’s Form 8-K as filed with the SEC on September 16, 2004

Exhibit No.	Description	Location

10.9	Memorandum of Understanding for Development of Sierra Kaolin Deposit dated December 2, 2004	Incorporated by Reference to Exhibit 10.9 to the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007 as filed with the SEC on February 14, 2008

10.10	Development and Operating Agreement (Calcium Carbonates, Cibola County, NM) dated February 14, 2005	Incorporated by Reference to Exhibit 10.38 to the Company’s Form 8-K as filed with the SEC on February 17, 2005

10.11	Market and Product Development Agreement dated February 22, 2005	Incorporated by Reference to Exhibit 10.39 to the Company’s Form 8-K as filed with the SEC on February 28, 2005

10.12	Sierra Kaolin Operating License dated March 11, 2005	Incorporated by Reference to Exhibit 10.39 (sic) to the Company’s Form 8-K as filed with the SEC on March 17, 2005

10.13	Employment Agreement, dated August 10, 2005, between the Company and Stephan V. Benediktson	Incorporated by Reference to Exhibit 10.13 to the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007 as filed with the SEC on February 14, 2008

10.14	Employment Agreement, dated August 10, 2005, between the Company and Nathan K. Trynin	Incorporated by Reference to Exhibit 10.14 to the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007 as filed with the SEC on February 14, 2008

10.15	Third Amendment To Limestone Mining Lease and Agreement, dated August 22, 2007	Incorporated by Reference to Exhibit 10.15 to the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007 as filed with the SEC on February 14, 2008

10.16	Employment Agreement, dated March 10, 2006, between the Company and Richard Thibault	Incorporated by reference to Exhibit 10.44 to the Company’s Form 8-K filed with the SEC on March 13, 2006.

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

10.18	Separation Agreement, dated October 27, 2006, between the Company and Dov Amir	Incorporated by Reference to Exhibit 10.18 to the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007 as filed with the SEC on February 14, 2008

10.19	Employment Agreement, dated January 23, 2006, between the Company and David L. Matz	Incorporated by Reference to Exhibit 10.19 to the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007 as filed with the SEC on February 14, 2008

Exhibit No.	Description	Location

10.20	Employment Agreement, dated October 4, 2006, between the Company and Richard W. Blackstone	Incorporated by Reference to Exhibit 10.20 to the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007 as filed with the SEC on February 14, 2008

10.21	Non-qualified Independent Director Stock Option Plan Approved by the Shareholders at the Annual Meeting on March 24, 2004
Incorporated by reference to Appendix A to the Company’s definitive Proxy Statement dated February 3, 2004, incorporated by reference in Part III of the Company’s Annual report on Form 10-KSB for the fiscal year ended September 30, 2003, as filed with the SEC on January 14, 2004

10.22	Second Amendment to Loan Agreement dated December 31, 2003	Incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2009, as filed with the SEC on May 20, 2009

14.1	Code of Ethics adopted December 9, 2005	Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ending September 30, 2005, as filed with the SEC on January 17, 2006

21	Subsidiaries of the Company	Incorporated by Reference to Exhibit 21 to the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007 as filed with the SEC on February 14, 2008

22	Published report regarding matters submitted to vote of security holders	Incorporated by reference to Item 4 of Registrant's Quarterly Report on Form 10-QSB for the period ending March 31, 2007, as filed with the SEC on May 15, 2007

23.1	Consent of Denali Enterprises dated December 21, 2005	Incorporated by reference to Exhibit 23.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2005, as filed with the SEC on January 17, 2006

23.2	Consent of Hall Energy, Inc. dated December 30, 2010	Attached to the Company's Annual Report on Form 10-K for the fiscal year ending September 30, 2010

23.3	Consent of Krumrey Industrial Minerals, LLC dated December 29, 2010	Attached to the Company's Annual Report on Form 10-K for the fiscal year ending September 30, 2010

31.1	Certification of Gary J. Novinskie, Interim Chief Executive Officer and President dated January 13, 2011	Attached to the Company’s Annual Report on Form 10-K for the fiscal year ending September 30, 2010

31.2	Certification of Gary J. Novinskie, Chief Financial Officer dated January 13, 2011	Attached to the Company’s Annual Report on Form 10-K for the fiscal year ending September 30, 2010

Exhibit No.	Description	Location

32.1	Certification of Gary J. Novinskie, Interim Chief Executive Officer and President dated January 13, 2011	Attached to the Company’s Annual Report on Form 10-K for the fiscal year ending September 30, 2010

32.2	Certification of Gary J. Novinskie, Chief Financial Officer dated January 13, 2011	Attached to the Company’s Annual Report on Form 10-K for the fiscal year ending September 30, 2010

99.1	Location Maps for Registrant’s Zeolite lease in Marfa County, Texas, Kaolin Claims in Sierra County, New Mexico, and Zeolite Claims in Beacon County, Utah.	Incorporated by reference to Exhibit 99.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2005 as filed with the SEC on January 16, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DALECO RESOURCES CORPORATION

Dated: January 13, 2011	By:	/s/ Gary J. Novinskie
Gary J. Novinskie, Interim Chief Executive Officer, President
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 13, 2011	By:	/s/ Gary J. Novinskie
Gary J. Novinskie, Interim Chief Executive Officer, President,
Chief Financial Officer (Principal Financial Officer) and
Director

Dated: January 13, 2011	By:	/s/ Richard W. Blackstone
Richard W. Blackstone, Controller (Chief
Accounting Officer)

Dated: January 13, 2011	By:	/s/ Dov Amir
Dov Amir, Director

Dated: January 13, 2011	By:	/s/ John Gilbert
John Gilbert, Director

Dated: January 13, 2011	By:	/s/ David A. Grady
David A. Grady, Director

Dated: January 13, 2011	By:	/s/ Carl A. Haessler
Carl A. Haessler, Director

Dated: January 13, 2011	By:	/s/ Robert E. Martin
Robert E. Martin, Director

Dated: January 13, 2011	By:	/s/ Charles T. Maxwell
Charles T. Maxwell, Director