Form 10-Q
period 2010-12-31
DALECO RESOURCES CORP
filed 2011-02-22
CIK 746967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 0-12214

DALECO RESOURCES CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	23-2860734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17 Wilmont Mews, 5th Floor West Chester, Pennsylvania 19382	(610) 429-0181
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)

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

Shares of Common Stock outstanding as of January 31, 2011: 45,819,622
Shares of Series B Convertible Preferred Stock outstanding of January 31, 2011: 145,000

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31 2010	September 30 2010
	(Unaudited)
ASSETS
Current Assets:
Cash and Equivalents	$89,701	$121,447
Accounts Receivable	421,781	383,866
Other Current Assets	7,424	7,424
Total Current Assets	518,906	512,737
Other Assets:
Patent Rights	6,594,500	6,594,500
Accumulated Amortization of Patent Rights	(5,921,431)	(5,777,068)
Net Patent Rights	673,069	817,432
Patents License Rights	40,907	40,907
Accumulated Amortization of Patents License Rights	(12,495)	(9,087)
Net Patents License Rights	28,412	31,820
Prepaid Mineral Royalties – Long-term	479,277	449,510
Interest Receivable	174,252	169,533
Restricted Cash Deposits	106,538	105,961
Securities Available for Future Sale	633	95
Total Other Assets	1,462,181	1,574,351
Property, Plant and Equipment:
Mineral Properties, at cost	9,877,128	9,877,128
Accumulated Depreciation, Depletion and Amortization	(95,000)	(95,000)
Net Mineral Properties	9,782,128	9,782,128
Oil and Gas Properties, at cost	4,424,512	4,424,512
Accumulated Depreciation, Depletion and Amortization	(3,962,945)	(3,937,595)
Net Oil and Gas Properties	461,567	486,917
Office Equipment, Furniture and Fixtures, at cost	61,502	61,502
Accumulated Depreciation	(57,581)	(56,274)
Net Office Equipment, Furniture and Fixtures	3,921	5,228
Total Net Property, Plant and Equipment	10,247,616	10,274,273
TOTAL ASSETS	$12,228,703	$12,361,361

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31 2010	September 30 2010
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$2,225,313	$2,131,530
Federal and State Income Taxes Payable	192,427	192,427
Preferred Stock Dividends Payable	1,887,133	1,857,895
Accrued Interest Expense	944,824	913,802
Accrued Bonus Expense	1,373,831	1,373,831
Accrued Salary Expense	959,283	956,315
Accrued Expense Reimbursements	27,375	25,645
EV&T Note Payable	567,213	567,213
CAMI Notes Payable	514,881	514,881
Notes Payable - Related Parties	147,360	155,485
Premium Finance Note Payable	17,993	-
Note Payable - First Citizens Bank – Current Portion	16,250	15,000
Total Current Liabilities	8,873,883	8,704,024
Long-term Debt:
Note Payable – First Citizens Bank – Long-term Portion	26,911	30,661
7.25% Convertible Debentures, net of unamortized discount of $9,943 and 10,636, respectively	20,057	19,364
Total Long-term Debt	46,968	50,025
TOTAL LIABILITIES	8,920,851	8,754,049

SHAREHOLDERS’ EQUITY:
Preferred Stock – 20,000,000 shares authorized
Series A Preferred Stock (outstanding: none)	-	-
Series B 8% Cumulative Convertible Preferred Stock – par value of $0.01 per share (outstanding: 145,000 shares)	1,450	1,450
Common Stock – 100,000,000 shares authorized – par value of $0.01 per share (outstanding: 45,819,622 and 45,461,945 shares, respectively)	458,196	454,619
Additional Paid-in Capital	45,637,470	45,574,252
Accumulated Deficit	(42,208,197)	(41,841,404)
Subscriptions Receivable	(576,000)	(576,000)
Accumulated Other Comprehensive Loss	(5,067)	(5,605)
TOTAL SHAREHOLDERS’ EQUITY	3,307,852	3,607,312
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,228,703	$12,361,361

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

	2010	2009
Revenues:
Oil and Gas Sales	$89,025	$79,252
Well Management Revenue	71,440	66,148
Royalty Receipts	1,561	1,800
Mineral Sales	6,605	3,506
Total Operating Revenues	168,631	150,706
Expenses:
Lease Operating Expenses - Oil and Gas	46,877	41,480
Operating Expenses and Other Costs - Minerals	7,291	2,249
Production and Severance Taxes – Oil and Gas	5,316	4,743
Depreciation, Depletion and Amortization	174,428	179,522
General and Administrative Expenses	209,607	182,963
Total Expenses	443,519	410,957
Loss From Operations	(274,888)	(260,251)
Other Income (Expense):
Interest and Dividend Income	5,622	5,095
Interest Expense	(68,289)	(53,824)
Total Other Income (Expense), Net	(62,667)	(48,729)
Loss Before Income Taxes	(337,555)	(308,980)
Taxes Based on Income	-	-
Net Loss	(337,555)	(308,980)
Preferred Stock Dividends	(29,238)	(29,238)
Net Loss Applicable to Common Shareholders	$(366,793)	$(338,218)

Basic and Fully Diluted Net Loss per Share	$(0.01)	$(0.01)
Weighted-average Number of Shares of Common Stock Outstanding	45,555,252	45,100,811

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

	2010	2009
Cash Flows From Operating Activities:
Net Loss	$(337,555)	$(308,980)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation, Depletion and Amortization	174,428	179,522
Amortization of Discount on 7.25% Convertible Debentures	693	144
Non-cash Charge as Interest Expense	7,154	-
Stock-based Compensation Expense	16,720	9,419
Changes in Operating Assets and Liabilities:
Receivables	(42,634)	(15,271)
Prepaid Mineral Royalties	(29,767)	(29,925)
Restricted Cash Deposits	(577)	(276)
Accounts Payable	136,704	31,336
Accrued Interest Expense	31,022	37,043
Other Accrued Expenses	4,698	2,969
Net Cash Used in Operating Activities	(39,114)	(94,019)

Cash Flows From Financing Activities:
Payments on Notes and Debt	(14,411)	(5,812)
Proceeds from Borrowings	21,779	53,696
Net Cash Provided By Financing Activities	7,368	47,884
Net Change in Cash and Equivalents	(31,746)	(46,135)
Cash and Equivalents at Beginning of Year	121,447	98,336
Cash and Equivalents at End of Period	$89,701	$52,201

Supplemental Information:
Income Taxes Paid	-	-
Interest Paid	$13,610	$6,085
Supplemental Disclosure of Non-cash Transactions:
Preferred Dividends Accrued, Not Paid	$29,238	$29,238
Issuance of Common Stock for Services Performed	$42,921	-
Interest Expense Resulting from Issuance of Common Stock for Services Performed	$7,154	-
Discount on 7.25% Convertible Debentures Resulting from Beneficial Conversion Feature	-	$12,857

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOT THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

1. CONTINUED OPERATIONS AND GOING CONCERN

The unaudited consolidated financial statements have been prepared on the basis of a going concern which contemplates that Daleco Resources Corporation and subsidiaries (the “Company”) will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. The Company incurred a net loss of $337,555 for the three months ended December 31, 2010. The ability of the Company to meet its total liabilities of $8,920,851 and to continue as a going concern is dependent upon the availability of future funding, achieving profitability within its mineral segment and ongoing profitability within its oil and gas operations. If the Company is unable to continue as a going concern, there is uncertainty relative to full recoverability of its assets. The financial statements do not reflect any adjustments relating to these uncertainties.

The Company will continue to seek out and entertain project specific funding commitments and other capital funding alternatives if and as they become available.

As of December 31, 2010, the Company and certain of its subsidiaries were in default of certain debt and other obligations, not including the obligations classified as Long-term Debt in the accompanying Balance Sheets. The holders of these instruments are working with the Company to achieve the ultimate extinguishment of the obligations.

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

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2010. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2010 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited consolidated financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended September 30, 2010, included in the Company’s annual report on Form 10-K (“2010 Annual Report”).

Unless otherwise noted, references to “year” pertain to the Company’s fiscal year, which begins on October 1 and ends on September 30; for example, 2011 refers to fiscal 2011, which is the period from October 1, 2010 to September 30, 2011.

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

Fair Value Measurements

The Company’s only financial instruments are (a) cash, securities available for future sale, and short-term trade receivables, payables and debt, and (b) a long-term note payable to a bank. The carrying amounts reported in the accompanying consolidated financial statements for cash, securities available for future sale, and short-term trade receivables, payables and debt approximate fair values because of the immediate nature of short-term maturities of these financial instruments. Based on the borrowing rates currently available to the Company for long-term bank loans with similar terms and average maturities, the carrying amount of long-term and short-term bank debt totaling $43,161 approximates fair value at December 31, 2010.

Significant Accounting Policies

There have been no changes in significant accounting policies from those disclosed in the 2010 Annual Report on Form 10-K.

New Accounting Standards

There were no recently issued accounting pronouncements that impact our consolidated financial statements.

3. OIL AND GAS PROPERTIES

Results of Operations for Oil and Gas Producing Activities for the Three Months Ended December 31, 2010 and 2009:

	2010	2009
Revenues:
Oil and gas sales	$89,025	$79,252
Well management revenue	71,440	66,148
Royalty receipts	1,561	1,800
Total revenues	162,026	147,200
Lease operating expenses	(46,877)	(41,480)
Production and severance taxes	(5,316)	(4,743)
Depreciation depletion, amortization and valuation provisions	(25,350)	(32,850)
	84,483	68,127
Income tax expenses	-	-
Results of operations from oil and gas producing activities (excluding corporate overhead and interest costs	$84,483	$68,127

4. MINERAL PROPERTIES

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

Results of Operations for Minerals Properties Activities for the Three Months Ended December 31, 2010 and 2009:

	2010	2009
Mineral Sales	$6,605	$3,506
Operating and other expenses	(7,291)	(2,249)
Depreciation depletion, amortization and valuation provisions	(147,771)	(145,030)
	(148,457	(143,773)
Income tax expenses	-	-
Results of operations from mineral properties activities (excluding corporate overhead and interest costs	$(148,457)	$(143,773)

5. NOTES PAYABLE

Premium Finance Note Payable

During November 2010, the Company entered into a Premium Finance Note Payable for $21,779 to finance certain insurance premiums.  The maturity date of the note is October 1, 2011 and the interest rate is 11.9%. Consistent with the provisions of the note, the Company is required to make monthly payments of principal and interest of $2,100. The balance of the Note at December 31, 2010 is $17,993.

Zia Trust Obligation

During fiscal 2010, the Company borrowed $50,000 from Zia Trust, Inc., an entity affiliated with a Director of the Company. The note bears interest at 15% per annum and is due on demand on or before July 15, 2012. The Company pledged a certificate of deposit at a bank (“CD”) as collateral for the note. The CD has a balance of $54,868 which is included in cash and equivalents at December 31, 2010. In October 2010, the Company paid $10,000 on the note (principal of $8,125 and interest of $1,875). As of December 31, 2010, the principal balance due on the note was $41,875 (included in Notes Payable – Related Parties in the accompanying Balance Sheet) and accrued but unpaid interest on the note totals $1,384.

6. 7.25% CONVERTIBLE DEBENTURES

During the three months ended December 31, 2010, no Debentures were purchased or converted.

Debentures totaling $30,000 are outstanding at December 31, 2010. During the three months ended December 31, 2009, the Company recorded a discount of $12,857 on the Debentures resulting from the beneficial conversion feature. The discount is being amortized through the maturity date of the Debentures. Such discount was determined based on the fair value of the Company’s Common Stock in excess of the conversion price per share as of the commitment date to purchase the Debentures. During the three months ended December 31, 2010 and 2009, the Company recognized contractual coupon interest of $549 and $47, respectively, and amortization of the discount of $693 and $144, respectively. Such amounts are included in interest expense. The effective interest rate for the three months ended December 31, 2010 and 2009 was 17% and 16%, respectively. The if-converted value of the Debentures at December 31, 2010 approximates the principal amount of the Debentures.

7. CAPITAL STOCK

Common Stock

The Company issued 357,677 shares of Common Stock during the three months ended December 31, 2010 as discussed in Note 9.

Series B 8% Cumulative Convertible Preferred Stock

No shares of Series B Preferred Stock were issued or converted to Common Stock during the three months ended December 31, 2010.

Options and Warrants to Purchase Common Stock

	Number of Options and Warrants	Weighted Average Price per Share
Options and Warrants Outstanding at September 30, 2010	2,622,305	$0.38
Warrants Expired	(822,305)	$0.55
Options and Warrants Outstanding at December 31, 2010	1,800,000	$0.30

Summarized information relating to the stock options to purchase Common Stock outstanding as of December 31, 2010, is as follows:

	Options Outstanding			Options Exercisable
Exercise Price per Share	Number of Shares Underlying Options Unexercised	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)	Number of Shares Underlying Options Exercisable	Weighted Average Exercise Price Per Share
$0.21-$0.67	1,800,000	$0.30	2.83	1,200,000	$0.34

Stock-based Compensation

During the three months ended December 31, 2010, no options to purchase shares of Common Stock were granted. There are options to purchase 1,800,000 shares of Common Stock outstanding as of December 31, 2010, which options are held by current officers, Directors and employees of the Company (“Insiders”).  The exercise prices for the options held by Insiders range from $0.21 per share to $0.67 per share.

In accordance with FASB ASC Topic 718, Compensation – Stock Compensation, the Company recorded stock-based compensation expense for the three months ended December 31, 2010 and 2009 of $16,720 and $9,419, respectively, relating to stock options granted to Insiders. Such expense is included in General and Administrative Expenses. No tax benefit has been recognized. Compensation costs are based on the fair value at the grant date.  The fair value of the options has been estimated by using the Black-Scholes option-pricing model with the following assumptions: risk free interest rates between 2.43% and 4.16%; expected life of three to seven years; and expected volatility between 37% and 106%.

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

Payment of Accrued Dividends

There were no cash dividend payments in respect to either series of Preferred Stock during the three months ended December 31, 2010 and 2009.

8. INCOME TAXES

At December 31, 2010, the Company has current federal and state taxes payable of $192,427 and no deferred tax asset or liability.  The Company has accrued $105,068 at December 31, 2010, for interest related to the federal and state income taxes.  The income tax liabilities arose primarily from alternative minimum tax for fiscal 2004. Interest expense related to tax liabilities is included in Interest Expense in the accompanying Consolidated Statement of Operations.

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

Below is a reconciliation of the reported amount of income tax expense attributable to continuing operations for the period to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax loss for the three months ended December 31, 2010 and 2009:

	2010	2009
Income tax benefit computed at the statutory Federal income tax rate	(35)%	(35)%
Change in valuation allowance	35%	35%
Effective income tax rate	0%	0%

Included in the table below are the components of income tax expense for the three months ended December 31, 2010 and 2009:

	2010	2009
Current income tax expense (benefit)	$-	$-
Deferred income tax expense (benefit)	(118,144)	(108,143)
Valuation allowance	118,144	108,143
Total income tax expense (benefit)	$-	$-

9. PENDING LITIGATION

During October 2009, a working interest owner commenced an action against a subsidiary of the Company (“WRC”) in the District Court of Burleson County, Texas, for an accounting of expense and revenues for six wells.  WRC, through its Texas counsel, has filed a general denial of the claim.  In November 2009, WRC provided the plaintiff with a complete accounting for all wells in question. The plaintiff has sought additional discovery and WRC has provided additional information. The action is ongoing.

During September 2010, a complaint was filed against WRC in the District Court of Burleson County, Texas, seeking judgment in respect to $92,921 owed to a vendor of WRC. Such amount is included in Accounts Payable in the accompanying Consolidated Balance Sheet at September 30, 2010. In November 2010, the vendor agreed to dismiss its complaint against WRC after a settlement agreement was reached whereby WRC made an initial payment of $30,000 in cash and delivered of 357,677 shares of the Company’s Common Stock (consideration to the vendor of $42,921). The Company must retire the remaining obligation by March 1, 2011. The remaining obligation of $20,000 is included in Accounts Payable in the accompanying Consolidated Balance Sheet at December 31, 2010. During the three months ended December 31, 2010, the Company recognized $7,154 of interest expense relating to the fair value of the shares of its Common Stock issued to such vendor.

10. SUBSEQUENT EVENTS

On January 12, 2011, an unrelated entity loaned the Company $60,000. The note requires monthly payments of principal and interest (5.5%) totaling $2,645. The maturity date of such loan is January 12, 2012, with a scheduled final payment of $33,469. The Company used the proceeds to satisfy certain delinquent payables. In connection with this loan, the Company issued warrants for the purchase of 500,000 shares of Common Stock at a purchase price of $0.15 per share. The warrants expire on December 31, 2015.

On February 2, 2011, the Company issued Debentures totaling $15,000 to a Director of the Company.

Management performed an evaluation of Company activity through February 21, 2011, the date the unaudited consolidated financial statements were issued, and concluded that there are no other significant subsequent events requiring disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") describes the matters that we consider to be important in understanding the results of our operations for the three months ended December 31, 2010 and our financial condition as of December 31, 2010. Our fiscal year begins on October 1 and ends on September 30. Unless otherwise noted, references to "year" pertain to our fiscal year; for example, 2011 refers to fiscal 2011, which is the period from October 1, 2010 to September 30, 2011. In the discussion that follows, we analyze the results of our operations for the three months ended December 31, 2010, including the trends in our overall business, followed by a discussion of our financial condition.

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto, all included elsewhere in this report. The forward-looking statements in this section and other parts of this report involve risks and uncertainties including statements regarding our plans, objectives, goals, strategies, and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under the caption "Forward-Looking Statements."

RESULTS OF OPERATIONS

For the three months ended December 31, 2010 and 2009:

	2010	2009
Revenues	$168,631	$150,706
Net Loss	$(337,555)	$(308,980)
Oil and Gas Production and Cost Information:
Production:
Oil (Bbl)	485	495
Gas (Mcf)	8,307	7,825
Average Price:
Oil (per Bbl)	$83.42	$72.98
Gas (per Mcf)	$5.85	$5.51
Mcfe	$7.94	$7.34
Lease Operating Expenses and Production and Severance Taxes per Mcfe	$4.65	$4.28

Bbl   = One barrel of oil or condensate
Mcf   = One thousand cubic feet
Mcfe = One thousand cubic feet gas equivalent

OIL AND GAS OPERATIONS

Oil and Gas Sales

Oil and Gas Sales increased to $89,025 for the three months ended December 31, 2010 from $79,252 for three months ended December 31, 2009. The increase in such sales is primarily a result of the increase in oil and gas prices. The level of oil and gas production experienced during the three months ended December 31, 2010 and 2009 has been hampered as certain wells are “off-line” for repair and declines in the producing gas-oil ratio from certain producing wells operated by the Company in Texas.

Well Management Revenue

Well Management Revenue increased to $71,440 for the three months ended December 31, 2010 from $66,148 for three months ended December 31, 2009.

Lease Operating Expenses and Production and Severance Taxes

Lease Operating Expenses and Production and Severance Taxes increased to $52,193 for the three months ended December 31, 2010 from $46,223 for three months ended December 31, 2009. The increase in Lease Operating Expenses and Production and Severance Taxes per Mcfe is primarily the result of the increase in such expenses and costs.

Depreciation, Depletion and Amortization - Oil and Gas

Depreciation, depletion and amortization (“DD&A”) – Oil and Gas totaled $25,350 and $32,850 for the three months ended December 31, 2010 and 2009, respectively. Such decrease is primarily the result of the upward revision of proved developed reserves at the end of fiscal 2010 resulting primarily from the increase in oil and gas prices which the Company receives for its oil and gas production.

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

Minerals Sales

Minerals sales totaled $6,605 and $3,506 during the three months ended December 31, 2010 and 2009, respectively. During October 2009, the Company entered into an agreement to sell zeolite to be used in certain agricultural applications including but not limited to feed supplements and soil additives in a ten state area in the south-central part of the US. The Company made initial shipments during the three months ended December 31, 2009.

Minerals Exploration Expenses

The Company did not incur minerals exploration expenses during the three months ended December 31, 2010 and 2009. These expenses are primarily for costs associated with the exploration and quantification of mineral resources and mineral reserves. Such expenses related to the kaolin reserves were the responsibility of the Company’s partner.

Minerals Operating Expenses and Other Costs

Minerals operating expenses and other costs totaled $7,291 and $2,249 for the three months ended December 31, 2010 and 2009, respectively. The increase is primarily attributable to an increase in quantities sold and minimum payments required by a License Agreement concerning two US method patents for the treatment of wastewaters entered into on February 4, 2010. The license applies to the US and covers the use of the technology in water, wastewater and waste treatment in animal feed operations, agriculture, and aquaculture. In addition, the license applies to the treatment of sanitary wastewater on Federal facilities, military bases and lands administered by the US Bureau of Indian Affairs.

Depreciation, Depletion and Amortization - Minerals

DD&A - Minerals totaled $147,771 and $145,030 for the three months ended December 31, 2010 and 2009, respectively. Such amounts include amortization of Patent Rights and Patents License Rights of $147,771 and $144,363 in the three months ended December 31, 2010 and 2009, respectively.

DEPRECIATION, DEPLETION AND AMORTIZATION - OTHER

DD&A - Other totaled $1,307 and $1,642 for the three months ended December 31, 2010 and 2009, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses totaled $209,607 and $182,963 for the three months ended December 31, 2010 and 2009, respectively.  The Company recorded stock-based compensation expense of $16,720 and $9,419 for the three months ended December 31, 2010 and 2009, respectively.

INTEREST EXPENSE

Interest expense totaled $68,289 and $53,824 for the three months ended December 31, 2010 and 2009, respectively. During the three months ended December 31, 2010, the Company recognized $549 of contractual coupon interest and $693 of amortization of the discount relating to the 7.25% Convertible Debentures. During the three months ended December 31, 2009, the Company recognized $47 of contractual coupon interest and $144 of amortization of the discount relating to the Debentures as discussed in Note 6 of the Notes to Unaudited Consolidated Financial Statements. During the three months ended December 31, 2010, the Company recognized $7,154 of interest expense relating to the issuance of its Common Stock as discussed in Note 9 of the Notes to Unaudited Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash flow used in operating activities was $39,114 and $94,019 for the three months ended December 31, 2010 and 2009, respectively. Funds have been and are being deployed in efforts to enhance the commercial viability of the Company’s existing resource assets, to identify potential expansion opportunities and to retire obligations associated with the Company’s assets. The Company’s cash and equivalents at December 31, 2010 was $89,701.

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

In an effort to address the liquidity shortfall, the Company continues its cost containment procedures which have included staff decreases, sold certain of its oil and gas properties, and is evaluating the sale of certain additional oil and gas properties. It may take months and possibly longer to sell these properties at a suitable price. The market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand that are beyond our control. We cannot predict whether we will be able to sell a property for the price or on terms acceptable to us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of any property.

In June 2010, the Company sold its interests in nineteen undeveloped acres in Harrison County, Texas for $60,686.

During June 2009, the Company offered a Private Placement under the provisions of Regulation D promulgated under the Securities Act of 1933, as amended (the “2009 Private Placement”). Private Placement consists of up to Five Hundred Thousand Dollars ($500,000) of 7.25% Convertible Debentures (“Debentures” or “Debenture”).  The Debentures offered by the Company, are five (5) year instruments maturing on July 30, 2014, bearing interest at seven and one quarter percent (7.25%) per annum on the balance outstanding from time to time.  Interest will commence to accrue immediately upon issuance of the Debentures and will be paid quarterly on each September 30, December 31, March 31 and June 30, which the Debentures are outstanding.  Payment of principal will commence on September 30 following the second anniversary of the Closing Date of this Offering. The debentures are convertible at a conversion price equal to the greater of either $0.14 per share or an amount equal to 80% of the average of the closing bid and ask prices of the Common Stock for the five (5) trading days immediately preceding the conversion date.  The Company has extended the offering period for the Debentures until March 31, 2011. Through December 31, 2010, this private placement raised $195,000 (net of fees and expenses) for the Company. The Company is utilizing the proceeds of this private placement for general working capital purposes.

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

In November 2010, the Company issued 357,677 shares of its Common Stock (consideration to the vendor of $42,921) in partial payment of a delinquent payable due a vendor of a subsidiary of the Company.

The Company did not issue any Debentures during the three months ended December 31, 2010. On February 2, 2011, the Company issued Debentures totaling $15,000 to a Director of the Company.

On January 12, 2011, an unrelated party loaned the Company $60,000. The note requires monthly payments of principal and interest (5.5%) totaling $2,645. The maturity date of such loan is January 12, 2012, with a scheduled final payment of $33,469.The Company used the proceeds to satisfy certain delinquent payables. In connection with this loan, the Company issued warrants for the purchase of 500,000 shares of Common Stock at a purchase price of $0.15 per share. The warrants expire on December 31, 2015.

Commercialization of Existing Assets

The Company believes that its proved undeveloped reserves (“PUDs”) will be developed within the next few years as a result of renewed interest in the area of its properties. The increase in oil price and development of properties in resource plays in the immediate area are major factors contributing to such interest. To obtain the capital necessary to develop the PUDs, the Company (i) continues to seek project specific funding commitments and other capital funding alternatives and (2) is evaluating the sale of certain oil and gas producing properties.

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

CRITICAL ACCOUNTING POLICIES

There have been no changes in significant accounting policies from those disclosed in the 2010 Annual Report on Form 10-K.

NEW ACCOUNTING STANDARDS

There were no recently issued accounting pronouncements that impact our consolidated financial statements.

FORWARD LOOKING STATEMENTS

We desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "PSLRA"). This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our Interim Chief Executive Officer/President/Chief Financial Officer evaluated, with the participation of management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Interim Chief Executive Officer/President/Chief Financial Officer has concluded that our disclosure controls and procedures were effective as of December 31, 2010 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

On December 31, 2010, the Company had two employees and engaged the Chief Accounting Officer on a consulting basis.  All day-to-day financial matters are overseen by the Interim Chief Executive Officer/President/Chief Financial Officer with oversight by the Board of Directors.  All contracting by the Company, for other than everyday items, is done with the approval of the entire Board of Directors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

June 2009 Private Placement

 During June 2009, the Company offered a Private Placement under the provisions of Regulation D promulgated under the Securities Act of 1933, as amended (the “2009 Private Placement”). Private Placement consists of up to Five Hundred Thousand Dollars ($500,000) of 7.25% Convertible Debentures (“Debentures” or “Debenture”).  The Debentures offered by the Company, are five (5) year instruments maturing on July 30, 2014, bearing interest at seven and one quarter percent (7.25%) per annum on the balance outstanding from time to time.  Interest will commence to accrue immediately upon issuance of the Debentures and will be paid quarterly on each September 30, December 31, March 31 and June 30, which the Debentures are outstanding.  Payment of principal will commence on September 30 following the second anniversary of the Closing Date of this Offering. The debentures are convertible at a conversion price equal to the greater of either $0.14 per share or an amount equal to 80% of the average of the closing bid and ask prices of the Common Stock for the 5 trading days immediately preceding the conversion date.  The Company has extended the offering period for the Debentures until March 31, 2011. Through December 31, 2010, this private placement raised $195,000 (net of fees and expenses) for the Company. The Company is utilizing the proceeds of this private placement for general working capital purposes.

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

The Company did not issue any Debentures during the three months ended December 31, 2010. On February 2, 2011, the Company issued Debentures totaling $15,000 to a Director of the Company.

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

Warrants to Purchase Common Stock

On January 12, 2011, an unrelated party loaned the Company $60,000. In connection with this loan, the Company issued warrants for the purchase of 500,000 shares of Common Stock at a purchase price of $0.15 per share. The warrants expire on December 31, 2015.

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

The Registrant incorporates by reference its Exhibit List as attached to its Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DALECO RESOURCES CORPORATION

Dated: February 22, 2011	/s/ Gary J. Novinskie
Gary J. Novinskie
Interim Chief Executive Officer, President, Chief
Financial Officer and Director (Principal Executive Officer
and Principal Financial Officer)

Dated: February 22, 2011	/s/ Richard W. Blackstone
Richard W. Blackstone
Principal Accounting Officer