Form 10-Q
period 2011-03-31
DALECO RESOURCES CORP
filed 2011-05-23
CIK 746967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Shares of Common Stock outstanding as of April 30, 2011:  48,569,622
Shares of Series B Convertible Preferred Stock outstanding of April, 30 2011:  145,000

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31 2011	September 30 2010
	(Unaudited)
ASSETS
Current Assets:
Cash and Equivalents	$83,593	$121,447
Accounts Receivable	434,243	383,866
Prepaid Consulting Services Agreement	366,575	-
Other Current Assets	7,424	7,424
Total Current Assets	891,835	512,737
Other Assets:
Patent Rights	6,594,500	6,594,500
Accumulated Amortization of Patent Rights	(6,065,794)	(5,777,068)
Net Patent Rights	528,706	817,432
Patents License Rights	40,907	40,907
Accumulated Amortization of Patents License Rights	(15,903)	(9,087)
Net Patents License Rights	25,004	31,820
Prepaid Mineral Royalties – Long-term	479,274	449,510
Interest Receivable	178,868	169,533
Restricted Cash Deposits	107,590	105,961
Prepaid Consulting Services Agreement	334,524	-
Securities Available for Future Sale	63	95
Total Other Assets	1,654,029	1,574,351
Property, Plant and Equipment:
Mineral Properties, at cost	9,877,128	9,877,128
Accumulated Depreciation, Depletion and Amortization	(95,000)	(95,000)
Net Mineral Properties	9,782,128	9,782,128
Oil and Gas Properties, at cost	4,424,512	4,424,512
Accumulated Depreciation, Depletion and Amortization	(3,988,295)	(3,937,595)
Net Oil and Gas Properties	436,217	486,917
Office Equipment, Furniture and Fixtures, at cost	61,502	61,502
Accumulated Depreciation	(59,042)	(56,274)
Net Office Equipment, Furniture and Fixtures	2,460	5,228
Total Net Property, Plant and Equipment	10,220,805	10,274,273
TOTAL ASSETS	$12,766,669	$12,361,361

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31 2011	September 30 2010
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable and Revenue Payable	$2,315,000	$2,131,530
Federal and State Income Taxes Payable	192,427	192,427
Preferred Stock Dividends Payable	1,915,736	1,857,895
Accrued Interest Expense	970,935	913,802
Accrued Bonus Expense	1,373,831	1,373,831
Accrued Salary Expense	962,252	956,315
Accrued Expense Reimbursements	19,051	25,645
EV&T Note Payable	567,213	567,213
CAMI Notes Payable	514,881	514,881
Notes Payable - Related Parties	147,360	155,485
Premium Finance Note Payable	12,172	-
Note Payable - Other, net of unamortized discount of $24,489 at March 31, 2011	30,744	-
Note Payable - First Citizens Bank – Current Portion	15,000	15,000
Total Current Liabilities	9,036,602	8,704,024
Long-term Debt:
Note Payable – First Citizens Bank – Long-term Portion	23,161	30,661
7.25% Convertible Debentures, net of unamortized discount of $8,226 and $10,636, respectively	36,774	19,364
Total Long-term Debt	59,935	50,025
TOTAL LIABILITIES	9,096,537	8,754,049

SHAREHOLDERS’ EQUITY:
Preferred Stock – 20,000,000 shares authorized
Series A Preferred Stock (outstanding: none)	-	-
Series B 8% Cumulative Convertible Preferred Stock – par value of $0.01 per share (outstanding: 145,000 shares)	1,450	1,450
Common Stock – 100,000,000 shares authorized – par value of $0.01 per share (outstanding: 48,219,622 and 45,461,945 shares, respectively)	482,196	454,619
Additional Paid-in Capital	46,389,488	45,574,252
Accumulated Deficit	(42,621,365)	(41,841,404)
Subscriptions Receivable	(576,000)	(576,000)
Accumulated Other Comprehensive Loss	(5,637)	(5,605)
TOTAL SHAREHOLDERS’ EQUITY	3,670,132	3,607,312
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,766,669	$12,361,361

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	Three Months ended March 31		Six Months Ended March 31
	2011	2010	2011	2010
Revenues:
Oil and Gas Sales	$77,083	$81,830	$166,108	$161,082
Well Management Revenue	71,439	66,146	142,879	132,294
Royalty Receipts	1,942	1,353	3,503	3,153
Mineral Sales	1,246	4,947	7,851	8,453
Total Operating Revenues	151,710	154,276	320,341	304,982
Expenses:
Lease Operating Expenses - Oil and Gas	27,300	54,440	74,177	95,920
Operating Expenses and Other Costs - Minerals	3,003	9,843	10,294	12,092
Production and Severance Taxes – Oil and Gas	4,691	4,101	10,007	8,844
Depreciation, Depletion and Amortization	174,582	178,856	349,010	358,378
General and Administrative Expenses	260,892	206,324	470,499	389,287
Total Expenses	470,468	453,564	913,987	864,521
Loss From Operations	(318,758)	(299,288)	(593,646)	(559,539)
Other Income (Expense):
Interest and Dividend Income	5,494	4,927	11,116	10,022
Interest Expense	(71,301)	(88,038)	(139,590)	(141,862)
Total Other Income (Expense), Net	(65,807)	(83,111)	(128,474)	(131,840)
Loss Before Income Taxes	(384,565)	(382,399)	(722,120)	(691,379)
Taxes Based on Income	-	-	-	-
Net Loss	(384,565)	(382,399)	(722,120)	(691,379)
Preferred Stock Dividends	(28,603)	(28,603)	(57,841)	(57,841)
Net Loss Applicable to Common Shareholders	$(413,168)	$(411,002)	$(779,961)	$(749,220)

Basic and Fully Diluted Net Loss per Share	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Weighted-average Number of Shares of Common Stock Outstanding	46,726,289	45,327,120	46,134,336	45,212,722

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	2011	2010
Cash Flows From Operating Activities:
Net Loss	$(722,120)	$(691,379)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation, Depletion and Amortization	349,010	358,378
Amortization of Prepaid Consulting Fees	34,054	-
Amortization of Discount on Note Payable - Other	8,848	-
Amortization of Discount on 7.25% Convertible Debentures	1,339	828
Non-cash Charge as Interest Expense	7,154	19,787
Stock-based Compensation Expense	25,319	26,616
Changes in Operating Assets and Liabilities:
Receivables	(59,712)	(41,114)
Prepaid Mineral Royalties	(29,764)	(29,838)
Restricted Cash Deposits	(1,629)	(348)
Accounts Payable	226,391	172,209
Accrued Interest Expense	57,133	41,123
Other Accrued Expenses	(657)	12,543
Net Cash Used in Operating Activities	(104,634)	(131,195)

Cash Flows From Financing Activities:
Payments on Notes and Debt	(29,999)	(17,930)
Proceeds from Borrowings	96,779	123,696
Net Cash Provided By Financing Activities	66,780	105,766
Net Change in Cash and Equivalents	(37,854)	(25,429)
Cash and Equivalents at Beginning of Year	121,447	98,336
Cash and Equivalents at End of Period	$83,593	$72,907

Supplemental Information:
Income Taxes Paid	$-	$-
Interest Paid	$15,179	$52,527

Supplemental Disclosure of Non-cash Transactions:
Preferred Dividends Accrued, Not Paid	$57,841	$57,841
Issuance of Common Stock for Patents License Rights	$-	$40,907
Issuance of Common Stock for Services Performed	$42,921	$-
Issuance of Common Stock and Warrants for the Purchase of Common Stock Pursuant to Consulting Services Agreement	$735,153	$-
Conversion of 7.25% Convertible Debentures into Common Stock	$-	$30,000
Interest Expense Resulting from Issuance of Common Stock for Services Performed	$7,154	$19,787
Discount on Note Payable Resulting from Issuance of Warrants for the Purchase of Common Stock	$33,337	$-
Discount (Premium) on 7.25% Convertible Debentures Resulting from Beneficial Conversion Feature	$(1,071)	$12,857

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOT THE THREE AND SIX MONTHS ENDED MARCH 31, 2011 AND 2010

1. CONTINUED OPERATIONS AND GOING CONCERN

The unaudited consolidated financial statements have been prepared on the basis of a going concern which contemplates that Daleco Resources Corporation and subsidiaries (the “Company”) will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. At March 31, 2011, the Company’s current assets total $891,335. The Company incurred a net loss of $722,120 for the six months ended March 31, 2011. The ability of the Company to meet its total liabilities of $9,096,537 and to continue as a going concern is dependent upon the availability of future funding, achieving profitability within its mineral segment and ongoing profitability within its oil and gas operations. If the Company is unable to continue as a going concern, there is uncertainty relative to full recoverability of its assets. The financial statements do not reflect any adjustments relating to these uncertainties.

On February 25, 2011, the Company entered into a Consulting Services Agreement with the Musser Group, LLC (“Musser Group”) to perform consulting services for the Company (also see Note 7). The Company engaged the Musser Group, an independent contractor, to provide advisory and consulting services to the Company.  The Musser Group is engaged to provide (i) managed services; (ii) strategic business planning and implementation; and (iii) assistance in directing and executing the implementation of any strategies approved by the Board of Directors of the Company. The Musser Group’s primary focus is the analysis and validation of market opportunities for the commercialization of products within the Company’s mineral segment.

The Company will continue to seek out and entertain project specific funding commitments and other capital funding alternatives if and as they become available.

As of March 31, 2011, the Company and certain of its subsidiaries were in default of various obligations and certain debt obligations (not including the obligations classified as Long-term Debt, Premium Finance Note Payable and Note Payable - Other in the accompanying Balance Sheet).

Such defaulted obligations at March 31, 2011 include the following:

Amounts included in accounts payable:
Vendor Settlement – see Note 9	$20,000
EV&T – fees and expenses	209,196
Accrued interest expense	878,475
Accrued salary expense	962,252
EV&T note payable	567,213
CAMI notes payable	514,881
Note payable – related party	45,485
Total	$3,197,502

The above amounts are primarily owed to related parties and they are working with the Company to achieve the ultimate extinguishment of the obligations as the Company attempts to achieve profitability within its mineral segment.

To obtain capital in the past, the Company's capital obtainment methods have included selling its interest in certain oil and gas properties, and borrowing funds from and issuing Common Stock to related and unrelated parties, as well as utilizing joint venture structures. If the Company is not successful in increasing its operating cash flows and the preceding financing methods are not available, the Company may not be able to sustain its operations and may need to seek alternative actions to preserve shareholder value.

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

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2010. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods ended March 31, 2011 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited consolidated financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended September 30, 2010, included in the Company’s annual report on Form 10-K (“2010 Annual Report”).

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

Fair Value Measurements

The Company’s only financial instruments are (a) cash, securities available for future sale, and short-term trade receivables, payables and debt, and (b) a long-term note payable to a bank. The carrying amounts reported in the accompanying consolidated financial statements for cash, securities available for future sale, and short-term trade receivables, payables and debt approximate fair values because of the immediate nature of short-term maturities of these financial instruments. Based on the borrowing rates currently available to the Company for long-term bank loans with similar terms and average maturities, the carrying amount of long-term and short-term bank debt totaling $38,161 approximates fair value at March 31, 2011.

Significant Accounting Policies

There have been no changes in significant accounting policies from those disclosed in the 2010 Annual Report on Form 10-K.

New Accounting Standards

There were no recently issued accounting pronouncements that impact our consolidated financial statements.

3. OIL AND GAS PROPERTIES SEGMENT INFORMATION

Results of Operations for Oil and Gas Producing Activities for the Three and Six Months Ended March 31, 2011 and 2010:
	Three Months Ended March 31		Six Months Ended March 31
	2011	2010	2011	2010
Revenues:
Oil and gas sales	$77,083	$81,830	$166,108	$161,082
Well management revenue	71,439	66,146	142,879	132,294
Royalty receipts	1,942	1,353	3,503	3,153
Total revenues	150,464	149,329	312,490	296,529
Lease operating expenses	27,300	54,440	74,177	95,920
Production and severance taxes	4,691	4,101	10,007	8,844
Depreciation depletion, amortization and valuation provisions	25,350	32,850	50,700	65,700
Total expenses	57,341	91,391	134,884	170,464
	93,123	57,938	177,606	126,065
Income tax expenses	-	-	-	-
Results of operations from oil and gas producing activities (excluding corporate overhead and interest costs)	$93,123	$57,938	$177,606	$126,065

4. MINERAL PROPERTIES SEGMENT INFORMATION

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

Results of Operations for Minerals Properties Activities for the Three and Six Months Ended March 31, 2011 and 2010:
	Three Months Ended March 31		Six Months Ended March 31
	2011	2010	2011	2010
Mineral Sales	$1,246	$4,947	$7,851	$8,453
Operating and other expenses	(3,003)	(9,843)	(10,294)	(12,092)
Depreciation depletion, amortization and valuation provisions	(147,771)	(144,363)	(295,542)	(289,393)
	(149,528)	(149,259)	(297,985)	(293,032)
Income tax expenses	-	-	-	-
Results of operations from mineral properties activities (excluding corporate overhead and interest costs	$(149,528)	$(149,259)	$(297,985)	$(293,032)

5. NOTES PAYABLE

Premium Finance Note Payable

During November 2010, the Company entered into a Premium Finance Note Payable for $21,779 to finance certain insurance premiums.  The maturity date of the note is October 1, 2011 and the interest rate is 11.9%. Consistent with the provisions of the note, the Company is required to make monthly payments of principal and interest of $2,100. The balance of the Note at March 31, 2011 is $12,172.

Zia Trust Obligation

During fiscal 2010, the Company borrowed $50,000 from Zia Trust, Inc., an entity affiliated with a Director of the Company. The note bears interest at 15% per annum and is due on demand on or before July 15, 2012. The Company pledged a certificate of deposit at a bank (“CD”) as collateral for the note. The CD was released as collateral for the note in February 2011. In October 2010, the Company paid $10,000 on the note (principal of $8,125 and interest of $1,875). As of March 31, 2011, the principal balance due on the note was $41,875 (included in Notes Payable – Related Parties in the accompanying Balance Sheet) and accrued but unpaid interest on the note totals $2,933.

Note Payable - Other

On January 12, 2011, an unrelated entity loaned the Company $60,000. The note requires monthly payments of principal and interest (5.5%) totaling $2,645. The maturity date of such loan is January 12, 2012, with a scheduled final payment of $33,469. The Company used the proceeds to satisfy certain delinquent payables. In connection with this loan, the Company issued warrants for the purchase of 500,000 shares of Common Stock at a purchase price of $0.15 per share. The warrants expire on December 31, 2015. In recording the transaction, the Company allocated the value of the proceeds to the note and the warrants based on their relative fair values. The fair value of the warrants was determined using the Black-Scholes valuation model using the following assumptions: a contractual term of 5 years, risk free interest rate of 1.99%, dividend yields of 0%, and volatility of 163%. The allocated value of the warrants was $33,337 and such amount was recorded as a discount on the note. The discount is being amortized over the life of the note. The unamortized balance of the discount at March 31, 2011 was $24,489 and $8,848 is included in interest expense during the three and six months ended March 31, 2011. As of March 31, 2011, the principal balance due on the note was $55,233 and accrued interest on the note totals $155.

6. 7.25% CONVERTIBLE DEBENTURES

During the six months ended March 31, 2011, $15,000 of Debentures were purchased by a Director and no Debentures were converted.

Debentures totaling $45,000 are outstanding at March 31, 2011. During the six months ended March 31, 2010, the Company recorded a discount of $12,857 on the Debentures resulting from the beneficial conversion feature. During the six months ended March 31, 2011, the Company recorded a premium of $1,071 on the Debentures resulting from the beneficial conversion feature. The discount (net of the premium) is being amortized through the maturity date of the Debentures. Such discount or premium was determined based on the fair value of the Company’s Common Stock in comparison to the conversion price per share as of the commitment date to purchase the Debentures. During the three months ended March 31, 2011 and 2010, the Company recognized contractual coupon interest of $624 and $549, respectively, and amortization of the discount of $645 and $685, respectively. During the six months ended March 31, 2011 and 2010, the Company recognized contractual coupon interest of $1,317 and $597, respectively, and amortization of the discount of $1,339 and $828, respectively. Such amounts are included in interest expense. The effective interest rate for the six months ended March 31, 2011 and 2010 was 16% and 17%, respectively. The if-converted value of the Debentures at March 31, 2011 approximates $55,000.

7. CAPITAL STOCK

Common Stock

The Company issued a total of 2,757,677 shares of Common Stock during the six months ended March 31, 2011: 357,677 shares were issued to a vendor as discussed in Note 9 and 2,400,000 shares were issued in connection with the Consulting Services Agreement with the Musser Group (see Note 1). The shares of Common Stock issued to the Musser Group were valued at $360,000, the market price at the time of issuance. Also, the Company issued to the Musser Group warrants for the purchase of 2,500,000 shares of Common Stock at an exercise price of $0.15 per share. The warrants may not be exercised unless and until the average bid and asking closing price of the Company’s Common Stock exceeds $1.00 per share for a period of thirty consecutive trading days. The warrants are exercisable through February 24, 2016. The fair value of the warrants was determined to be $375,153 using the Black-Schiles valuation model and the following assumptions: a contractual term of 5 years, risk free interest rate of 2.16%, dividend yields of 0%, and volatility of 163%.

The Company filed a registration statement under the Securities Act of 1933 on Form S-8 for the shares of Common Stock issued to the Musser Group. The total fair value of the shares of Common Stock and the warrants issued to the Musser Group amounted to $735,153 and such amount was recorded as prepaid consulting fees. The prepaid consulting fees are being amortized over the life of the agreement. The unamortized balance at March 31, 2011 was $701,099, of which $366,575 is included in current assets. Amortization of $34,054 is included in General and Administrative Expenses during the three and six months ended March 31, 2011.

Series B 8% Cumulative Convertible Preferred Stock

No shares of Series B Preferred Stock were issued or converted to Common Stock during the six months ended March 31, 2011.

Options and Warrants to Purchase Common Stock

	Number of Options and Warrants	Weighted Average Price per Share
Options and warrants outstanding at September 30, 2010	2,622,305	$0.38
Options expired	(200,000)	$0.48
Warrants issued in connection with Consulting Services Agreement with the Musser Group	2,500,000	$0.15
Warrants issued in connection with Note Payable	500,000	$0.15
Warrants expired	(822,305)	$0.55
Options and warrants outstanding at March 31, 2011	4,600,000	$0.19

Summarized information relating to the stock options to purchase Common Stock outstanding as of March 31, 2011, is as follows:

	Options Outstanding			Options Exercisable
Exercise Price per Share	Number of Shares Underlying Options Unexercised	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)	Number of Shares Underlying Options Exercisable	Weighted Average Exercise Price Per Share
$0.21-$0.67	1,600,000	$0.28	2.93	1,000,000	$0.32

Stock-based Compensation

During the six months ended March 31, 2011, no options to purchase shares of Common Stock were granted. There are options to purchase 1,600,000 shares of Common Stock outstanding as of March 31, 2011, which options are held by current officers, Directors and employees of the Company (“Insiders”).  The exercise prices for the options held by Insiders range from $0.21 per share to $0.67 per share.

In accordance with FASB ASC Topic 718, Compensation – Stock Compensation, the Company recorded stock-based compensation expense for the three months ended March 31, 2011 and 2010 of $8,599 and $17,197, respectively, relating to stock options granted to Insiders. The Company recorded stock-based compensation expense for the six months ended March 31, 2011 and 2010 of $25,319 and $26,616, respectively. Such expense is included in General and Administrative Expenses. No tax benefit has been recognized. Compensation costs are based on the fair value at the grant date.  The fair value of the options has been estimated by using the Black-Scholes option-pricing model with the following assumptions: risk free interest rates between 2.43% and 4.16%; expected life of three to five years; and expected volatility between 37% and 106%.

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

Options and warrants to purchase shares of Common Stock were outstanding during the periods but have not been included in the computation of diluted earnings per share because such shares would have an anti-dilutive effect on net loss per share. The shares of Common Stock issuable upon the conversion of the 7.25% Convertible Debentures (see Note 6) have not been included in the computation of diluted earnings per share because such shares would have an anti-dilutive effect on net loss per share. The shares of Common Stock issuable upon the conversion of the Series B 8% Cumulative Convertible Preferred Stock have not been included in the computation of diluted earnings per share because the price at which such shares are convertible was in excess of the market price of the Common Stock at March 31, 2011. No other adjustments were made for purposes of per share calculations.

Payment of Accrued Dividends

There were no cash dividend payments in respect to either series of Preferred Stock during the six months ended March 31, 2011 and 2010. The Company has accrued but unpaid dividends of $1,915,736 at March 31, 2011 related to the Series A and Series B issues of Preferred Stock.

8. INCOME TAXES

At March 31, 2011, the Company has current federal and state taxes payable of $192,427 and no deferred tax asset or liability.  The Company has accrued $83,153 at March 31, 2011, for interest related to the federal and state income taxes.  The federal income tax liabilities arose primarily from alternative minimum tax for fiscal 2004 which the Company has contested. Interest expense related to tax liabilities is included in Interest Expense in the accompanying Consolidated Statement of Operations.

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

Below is a reconciliation of the reported amount of income tax expense attributable to continuing operations for the period to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax loss for the three and six months ended March 31, 2011 and 2010:

Income tax benefit computed at the statutory Federal income tax rate	(35)%
Change in valuation allowance	35%
Effective income tax rate	0%

Included in the table below are the components of income tax expense for the three and six months ended March 31, 2011 and 2010:

	Three Months Ended March 31		Six Months Ended March 31
	2011	2010	2011	2010
Current income tax expense (benefit)	$-	$-	$-	$-
Deferred income tax expense (benefit)	(134,598)	(133,840)	(252,742)	(241,983)
Valuation allowance	134,598	133,840	252,742	241,983
Total income tax expense (benefit)	$-	$-	$-	$-

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

During September 2010, a complaint was filed against WRC in the District Court of Burleson County, Texas, seeking judgment in respect to $92,921 owed to a vendor of WRC. Such amount is included in Accounts Payable in the accompanying Consolidated Balance Sheet at September 30, 2010. In November 2010, the vendor agreed to dismiss its complaint against WRC after a settlement agreement was reached whereby WRC made an initial payment of $30,000 in cash and delivered 357,677 shares of the Company’s Common Stock (consideration to the vendor of $42,921). The Company did not retire the remaining obligation by March 1, 2011, as required by the settlement agreement. The remaining obligation of $20,000 is included in Accounts Payable in the accompanying Consolidated Balance Sheet at March 31, 2011. During the six months ended March 31, 2011, the Company recognized $7,154 of interest expense relating to the fair value of the shares of its Common Stock issued to such vendor.

10. SUBSEQUENT EVENTS

On April 8, 2011, the Company entered into a Material Supply and Joint Venture Agreement between CAMI (wholly-owned subsidiary) and VitaminSpice, Inc. (“VSI”) pursuant to which CAMI agrees to supply Clinoptilolite (zeolite) to VSI in connection with the introduction by VSI of detoxification products into targeted geographic markets. VSI is obligated to utilize CAMI as its sole supplier of Clinoptilolite.  The agreement does not specify any minimum quantity supply requirements of CAMI. In addition to an initial price per ton for Clinoptilolite sold to VSI, CAMI will share in the profits from the sales of such products by VSI. Further, the Musser Group, who also provides consulting services to VSI, participates in the profits from the sales of such products by VSI. In accordance with the Company’s Audit Committee charter regarding related persons transaction policy, the agreement was ratified by the Audit Committee and the Board of Directors on April 26, 2011.

During April 2011, the Company issued Debentures totaling $49,000, of which $20,000 and $14,000 were issued to a Director and an officer, respectively. All the purchasers of such Debentures elected to immediately convert such holdings into Common Stock and the Company issued 350,000 shares of Common Stock at an average conversion price of $0.14 per share.

On April 26, 2011, the Company granted (a) options for the purchase of 950,000 shares of Common Stock to two Directors and an officer and (b) a warrant for the purchase of 100,000 shares of Common Stock to an engineering consultant to the Company. The options are exercisable through April 25, 2016, at an exercise price of $0.22 per share. The options vest 50% in April 2012 and vest 25% in each of April 2013 and 2014. The warrant is exercisable through April 25, 2016, at an exercise price of $0.22 per share.

Management performed an evaluation of Company activity through May 20, 2011, the date the unaudited consolidated financial statements were prepared for issuance, and concluded that there are no other significant subsequent events requiring disclosure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") describes the matters that we consider to be important in understanding the results of our operations for the three and six months ended March 31, 2011 and our financial condition as of March 31, 2011. Our fiscal year begins on October 1 and ends on September 30. Unless otherwise noted, references to "year" pertain to our fiscal year; for example, 2011 refers to fiscal 2011, which is the period from October 1, 2010 to September 30, 2011. In the discussion that follows, we analyze the results of our operations for the three and six months ended March 31, 2011, including the trends in our overall business, followed by a discussion of our financial condition.

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

RESULTS OF OPERATIONS

For the three and six months ended March 31, 2011 and 2010:

	Three Months Ended March 31		Six Months Ended March 31
	2011	2010	2011	2010
Revenues	$151,710	$154,276	$320,341	$304,982
Net Loss	$(384,565)	$(382,399)	$(722,120)	$(691,379)
Oil and Gas Production and Cost Information:
Production:
Oil (Bbl)	355	406	840	901
Gas (Mcf)	6,995	8,027	15,302	15,852
Average Price:
Oil (per Bbl)	$89.05	$76.70	$85.80	$74.65
Gas (per Mcf)	$6.50	$6.31	$6.15	$5.92
Mcfe	$8.44	$7.82	$8.17	$7.58
Lease Operating Expenses and Production and Severance Taxes per Mcfe	$3.51	$5.60	$4.14	$4.93

Bbl   = One barrel of oil or condensate
Mcf   = One thousand cubic feet
Mcfe = One thousand cubic feet gas equivalent

CONSULTING SERVICES AGREEMENT

On February 25, 2011, the Company entered into a Consulting Services Agreement with the Musser Group, LLC (“Musser Group”) to perform consulting services for the Company. The Company engaged the Musser Group, an independent contractor, to provide advisory and consulting services to the Company.  The Musser Group is engaged to provide (i) managed services; (ii) strategic business planning and implementation; and (iii) assistance in directing and executing the implementation of any strategies approved by the Board of Directors of the Company. The Company issued 2,400,000 shares of Common Stock in connection with the Consulting Services Agreement with the Musser Group. Also, the Company issued to the Musser Group warrants for the purchase of 2,500,000 shares of Common Stock at an exercise price of $0.15 per share. The warrants may not be exercised unless and until the average bid and asking closing price of the Company’s Common Stock exceeds $1.00 per share for a period of thirty consecutive trading days. The warrants are exercisable through February 24, 2016. The Company filed a registration statement under the Securities Act of 1933 on Form S-8 for the shares of Common Stock issued to the Musser Group. The Company determined the fair value of the shares of Common Stock and the warrants issued to the Musser Group to be $735,153 and recorded such amount as prepaid consulting fees. The prepaid consulting fees are being amortized over the life of the agreement.

OIL AND GAS OPERATIONS

Oil and Gas Sales

Oil and Gas Sales decreased to $77,083 for the three months ended March 31, 2011 from $81,830 for three months ended March 31, 2010. Oil and Gas Sales increased to $166,108 for the six months ended March 31, 2011 from $161,082 for six months ended March 31, 2010. See the table above in respect to production, average prices and lease operating expenses and production and severance taxes per Mcfe. The level of oil and gas production experienced during the periods has been hampered as five wells are “off-line” for repair and declines in the producing gas-oil ratio from certain producing wells operated by the Company in Texas.

Well Management Revenue

 Well Management Revenue increased to $71,439 for the three months ended March 31, 2011 from $66,146 for three months ended March 31, 2010. Well Management Revenue increased to $142,879 for the six months ended March 31, 2011 from $132,294 for six months ended March 31, 2010. The amounts which may be charged by the Company for well management are set for the in the joint operating agreements governing the wells operated by the Company.

Lease Operating Expenses and Production and Severance Taxes

Lease Operating Expenses and Production and Severance Taxes decreased to $31,991 for the three months ended March 31, 2011 from $58,541 for three months ended March 31, 2010. Lease Operating Expenses and Production and Severance Taxes decreased to $84,184 for the six months ended March 31, 2011 from $104,764 for six months ended March 31, 2010. The decrease in Lease Operating Expenses and Production and Severance Taxes per Mcfe is primarily the result of a reduction and deferment of well work activity.

Depreciation, Depletion and Amortization - Oil and Gas

Depreciation, depletion and amortization (“DD&A”) – Oil and Gas totaled $25,350 and $32,850 for the three months ended March 31, 2011and 2010, respectively. Depreciation, depletion and amortization (“DD&A”) – Oil and Gas totaled $50,700 and $65,700 for the six months ended March 31, 2011and 2010, respectively. Such decrease is primarily the result of the upward revision of proved developed reserves at the end of fiscal 2010 resulting primarily from the increase in oil and gas prices which the Company receives for its oil and gas production.

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

Minerals Sales

Minerals sales totaled $1,246 and $4,947 during the three months ended March 31, 2011and 2010, respectively. Minerals sales totaled $7,851 and $8,453 during the six months ended March 31, 2011and 2010, respectively. During October 2009, the Company entered into an agreement to sell zeolite to be used in certain agricultural applications including but not limited to feed supplements and soil additives in a ten state area in the south-central part of the US. The Company made initial shipments during the three months ended December 31, 2009.

Minerals Exploration Expenses

The Company did not incur minerals exploration expenses during the periods ended March 31, 2011 and 2010. These expenses are primarily for costs associated with the exploration and quantification of mineral resources and mineral reserves. Such expenses related to the kaolin reserves were the responsibility of the Company’s partner.

Minerals Operating Expenses and Other Costs

Minerals operating expenses and other costs totaled $3,003 and $9,843 for the three months ended March 31, 2011and 2010, respectively. Minerals operating expenses and other costs totaled $10,294 and $12,092 for the six months ended March 31, 2011and 2010, respectively.

Depreciation, Depletion and Amortization - Minerals

DD&A - Minerals totaled $147,771 and $144,363 for the three months ended March 31, 2011and 2010, respectively. DD&A - Minerals totaled $295,542 and $289,393 for the six months ended March 31, 2011and 2010, respectively. Such amounts are amortization of Patent Rights and Patents License Rights. Once the Company produces commercial quantities of any of its mineral deposits, the Company will use the unit-of-production method in calculating cost depletion.

DEPRECIATION, DEPLETION AND AMORTIZATION - OTHER

DD&A - Other totaled $1,461 and $1,643 for the three months ended March 31, 2011and 2010, respectively.DD&A - Other totaled $2,768 and $3,285 for the six months ended March 31, 2011and 2010, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses totaled $260,892 and $206,324 for the three months ended March 31, 2011and 2010, respectively.  General and administrative expenses totaled $470,499 and $389,287 for the six months ended March 31, 2011and 2010, respectively. The Company recorded stock-based compensation expense of $25,319 and $26,616 for the six months ended March 31, 2011and 2010, respectively. The Company recorded amortization expense of $34,054 during the six months ended March 31, 2011 related to the prepaid consulting fees paid to the Musser Group. The majority of the balance of the increase is a result of an increase in consulting fees related to the Company’s efforts to commercialize its waste water treatment activities.

INTEREST EXPENSE

Interest expense totaled $71,301 and $88,038 for the three months ended March 31, 2011 and 2010, respectively. Interest expense totaled $139,590 and $141,862 for the six months ended March 31, 2011 and 2010, respectively. During the six months ended March 31, 2011, the Company recognized $7,154 as interest expense relating to the issuance of its Common Stock as discussed in Note 9 of the Notes to Unaudited Consolidated Financial Statements. During the three and six months ended March 31, 2011, the Company recognized $8,848 as interest expense regarding the amortization of discount on a note payable as discussed in Note 5 of the Notes to Unaudited Consolidated Financial Statements. During the six months ended March 31, 2010, the Company recognized $19,787 as interest expense resulting from the beneficial conversion feature of the 7.25% Convertible Debentures. The Debentures are discussed in Note 6 of the Notes to Unaudited Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash flow used in operating activities was $104,634 and $131,195 for the six months ended March 31, 2011 and 2010, respectively. Funds have been and are being deployed in efforts to enhance the commercial viability of the Company’s existing resource assets, to identify potential expansion opportunities and to retire obligations associated with the Company’s assets. The Company’s cash and equivalents at March 31, 2011 was $83,593.

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

In June 2010, the Company sold its interests in nineteen undeveloped acres in Harrison County, Texas for $60,686. The Company owns other undeveloped acreage in Texas which is “held by production”.

During June 2009, the Company offered a Private Placement under the provisions of Regulation D promulgated under the Securities Act of 1933, as amended (the “2009 Private Placement”). Private Placement consists of up to Five Hundred Thousand Dollars ($500,000) of 7.25% Convertible Debentures (“Debentures” or “Debenture”).  The Debentures offered by the Company, are five (5) year instruments maturing on July 30, 2014, bearing interest at seven and one quarter percent (7.25%) per annum on the balance outstanding from time to time.  Interest will commence to accrue immediately upon issuance of the Debentures and will be paid quarterly on each September 30, December 31, March 31 and June 30, which the Debentures are outstanding.  Payment of principal will commence on September 30 following the second anniversary of the Closing Date of this Offering. The debentures are convertible at a conversion price equal to the greater of either $0.14 per share or an amount equal to 80% of the average of the closing bid and ask prices of the Common Stock for the five (5) trading days immediately preceding the conversion date.  The Company has extended the offering period for the Debentures until June 30, 2011. Through March 31, 2011, this private placement raised $210,000 (net of fees and expenses) for the Company. The Company is utilizing the proceeds of this private placement for general working capital purposes.

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

During the six months ended March 31, 2011, $15,000 of Debentures was purchased by a Director. During April 2011, the Company issued Debentures totaling $49,000, of which $20,000 and $14,000 were issued to a Director and an officer, respectively. All the purchasers of such Debentures elected to immediately convert such holdings into Common Stock and the Company issued 350,000 shares of Common Stock at an average conversion price of $0.14 per share.

Commercialization of Existing Assets

The Company believes that its proved undeveloped reserves (“PUDs”) will be developed within the next few years as a result of renewed interest in the area of its properties. The Company is actively seeking financing of approximately $2.5 million for its share of the estimated drilling and completion costs of the PUDs. The increase in oil price and development of properties in resource plays in the immediate area are major factors contributing to such interest. To obtain the capital necessary to develop the PUDs, the Company (i) continues to seek project specific funding commitments and other capital funding alternatives and (2) is evaluating the sale of certain oil and gas producing properties.

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

On April 8, 2011, the Company entered into a Material Supply and Joint Venture Agreement between CAMI (wholly-owned subsidiary) and VitaminSpice, Inc. (“VSI”) pursuant to which CAMI agrees to supply Clinoptilolite (zeolite) to VSI in connection with the introduction by VSI of detoxification products into targeted geographic markets. VSI is obligated to utilize CAMI as its sole supplier of Clinoptilolite.  The agreement does not specify any minimum quantity supply requirements of CAMI. In addition to an initial price per ton for Clinoptilolite sold to VSI, CAMI will share in the profits from the sales of such products by VSI.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our Interim Chief Executive Officer/President/Chief Financial Officer evaluated, with the participation of management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Interim Chief Executive Officer/President/Chief Financial Officer has concluded that our disclosure controls and procedures were effective as of March 31, 2011 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

On March 31, 2011, the Company had two employees and engaged the Chief Accounting Officer on a consulting basis.  All day-to-day financial matters are overseen by the Interim Chief Executive Officer/President/Chief Financial Officer with oversight by the Board of Directors.  All contracting by the Company, for other than everyday items, is done with the approval of the entire Board of Directors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

June 2009 Private Placement

 During June 2009, the Company offered a Private Placement under the provisions of Regulation D promulgated under the Securities Act of 1933, as amended (the “2009 Private Placement”). Private Placement consists of up to Five Hundred Thousand Dollars ($500,000) of 7.25% Convertible Debentures (“Debentures” or “Debenture”).  The Debentures offered by the Company, are five (5) year instruments maturing on July 30, 2014, bearing interest at seven and one quarter percent (7.25%) per annum on the balance outstanding from time to time.  Interest will commence to accrue immediately upon issuance of the Debentures and will be paid quarterly on each September 30, December 31, March 31 and June 30, which the Debentures are outstanding.  Payment of principal will commence on September 30 following the second anniversary of the Closing Date of this Offering. The debentures are convertible at a conversion price equal to the greater of either $0.14 per share or an amount equal to 80% of the average of the closing bid and ask prices of the Common Stock for the 5 trading days immediately preceding the conversion date.  The Company has extended the offering period for the Debentures. Through March 31, 2011, this private placement raised $210,000 (net of fees and expenses) for the Company. The Company is utilizing the proceeds of this private placement for general working capital purposes.

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

During February 2011, the Company issued Debentures totaling $15,000.

During April 2011, the Company issued Debentures totaling $49,000. The purchasers elected to immediately convert such holdings into Common Stock and the Company issued 350,000 shares of Common Stock at an average conversion price of $0.14 per share.

Options to Purchase Common Stock

In December 2009, the Company granted options to purchase 1,200,000 shares of Common Stock to two Directors and the Interim Chief Executive Officer/President/Chief Financial Officer/Director. The options are exercisable through December 2014 at an exercise price of $0.21 per share.  The options vest 50% in December 2010 and 25% in each of December 2011 and 2012.

On April 26, 2011, the Company granted options to purchase 950,000 shares of Common Stock to two Directors and an officer. The options are exercisable through April 2016 at an exercise price of $0.22 per share. The options vest 50% in April 2012 and 25% in each of April 2013 and 2014.

Warrants to Purchase Common Stock

On January 12, 2011, an unrelated party loaned the Company $60,000. In connection with this loan, the Company issued warrants for the purchase of 500,000 shares of Common Stock at a purchase price of $0.15 per share. The warrants expire on December 31, 2015.

On February 25, 2011, in connection with the Consulting Services Agreement with The Musser Group LLC the Company issued to the Musser Group warrants for the purchase of 2,500,000 shares of Common Stock at an exercise price of $0.15 per share. The warrants may not be exercised unless and until the average bid and asking closing price of the Company’s Common Stock exceeds $1.00 per share for a period of thirty consecutive trading days. The warrants are exercisable through February 24, 2016.

On April 26, 2011, the Company granted a warrant for the purchase of 100,000 shares of Common Stock to an engineering consultant to the Company. The warrant is exercisable through April 25, 2016, at an exercise price of $0.22 per share.

Item 3. Defaults Upon Senior Securities.

a)	The Company is in default of certain obligations as discussed in Note 1 of the Notes to Unaudited Consolidated Financial Statements.

b)	The arrearage in respect to dividends on Series A and B Preferred Stock totals $1,915,736 at March 31, 2011.

Item 4. (Removed and Reserved).

Item 5. Other Information.

a)	The Company's Common Stock is traded on the OTC Markets Group Inc.’s electronic marketplace ("OTCQB") under the symbol “DLOV”.

b)	By Form 8-K filed on April 29, 2011, the Company reported the results of its Annual Meeting of Shareholders held on April 26, 2011.

c)
By Form 8-K filed on March 3, 2011, the Company reported that it had entered into a Consulting Services Agreement with The Musser Group, LLC (“Musser Group”) to perform consulting services for the Company.

Item 6. Exhibits.

Exhibit Number	Description	Located At
3.7	Certificate of Amendment to Articles of Incorporation, effective March 16, 2006	Filed Herewith
10.23	Consulting Services Agreement between The Musser Group LLC and Daleco Resources Corporation dated February 25, 2011	Incorporated by reference to Exhibit 10.23 to the Form 8-K filed March 3, 2011
31.1	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	Certification of CEO under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	Certification of CFO under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

The Registrant incorporates by reference its Exhibit List as attached to its Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
DALECO RESOURCES CORPORATION

Dated: May 20, 2011	/s/ Gary J. Novinskie
Gary J. Novinskie
Interim Chief Executive Officer, President, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial Officer)

Dated: May 20, 2011	/s/ Richard W. Blackstone
Richard W. Blackstone
Principal Accounting Officer