Form 10-Q
period 2011-06-30
DALECO RESOURCES CORP
filed 2011-08-19
CIK 746967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Shares of Common Stock outstanding as of July 31, 2011:  48,988,914
Shares of Series B Convertible Preferred Stock outstanding of July 31, 2011:  145,000

--

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

		PAGE
PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	5
	Consolidated Statements of Cash Flows	6
	Notes to Unaudited Consolidated Financial Statements	8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	19

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
	MARKET RISK	26

ITEM 4.	CONTROLS AND PROCEDURES	26

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	27

ITEM 1A.	RISK FACTORS	27

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
	PROCEEDS	27

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	28

ITEM 4.	(Removed and Reserved)	28

ITEM 5.	OTHER INFORMATION	28

ITEM 6.	EXHIBITS	29

SIGNATURES		30

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30 2011	September 30 2010
	(Unaudited)
ASSETS
Current Assets:
Cash and Equivalents	$123,086	$121,447
Accounts Receivable	442,129	383,866
Prepaid Consulting Services Agreement Fees	366,575	-
Other Current Assets	10,270	7,424
Total Current Assets	942,060	512,737
Other Assets:
Patent Rights	6,594,500	6,594,500
Accumulated Amortization of Patent Rights	(6,210,157)	(5,777,068)
Net Patent Rights	384,343	817,432
Patents License Rights	40,907	40,907
Accumulated Amortization of Patents License Rights	(19,311)	(9,087)
Net Patents License Rights	21,596	31,820
Prepaid Mineral Royalties – Long-term	479,271	449,510
Interest Receivable	183,535	169,533
Restricted Cash Deposits	108,022	105,961
Prepaid Consulting Services Agreement Fees	243,382	-
Securities Available for Future Sale	12	95
Total Other Assets	1,420,161	1,574,351
Property, Plant and Equipment:
Mineral Properties, at cost	9,877,128	9,877,128
Accumulated Depreciation, Depletion and Amortization	(95,000)	(95,000)
Net Mineral Properties	9,782,128	9,782,128
Oil and Gas Properties, at cost	4,424,512	4,424,512
Accumulated Depreciation, Depletion and Amortization	(4,012,939)	(3,937,595)
Net Oil and Gas Properties	411,573	486,917
Office Equipment, Furniture and Fixtures, at cost	61,502	61,502
Accumulated Depreciation	(60,501)	(56,274)
Net Office Equipment, Furniture and Fixtures	1,001	5,228
Total Net Property, Plant and Equipment	10,194,702	10,274,273
TOTAL ASSETS	$12,556,923	$12,361,361

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30	September 30
	2011	2010
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$1,408,684	$1,221,835
Revenue Payable to Oil and Gas Royalty and Other Working Interest Owners	1,001,803	909,695
Federal and State Income Taxes Payable	192,427	192,427
Preferred Stock Dividends Payable	1,944,656	1,857,895
Accrued Interest Expense	1,016,241	913,802
Accrued Bonus Expense	1,373,831	1,373,831
Accrued Salary Expense	965,220	956,315
Accrued Expense Reimbursements	19,051	25,645
EV&T Note Payable	567,213	567,213
CAMI Notes Payable	514,881	514,881
Notes Payable - Related Parties	130,741	155,485
Premium Finance Note Payable	6,176	-
Note Payable - Other, net of unamortized discount of $15,341 at June 30, 2011	32,688	-
Note Payable - First Citizens Bank – Current Portion	15,000	15,000
Total Current Liabilities	9,188,612	8,704,024
Long-term Debt:
Note Payable – First Citizens Bank – Long-term Portion	19,204	30,661
7.25% Convertible Debentures, net of unamortized discount of $7,609 and $10,636, respectively	37,391	19,364
Total Long-term Debt	56,595	50,025
TOTAL LIABILITIES	9,245,207	8,754,049

SHAREHOLDERS’ EQUITY:
Preferred Stock – 20,000,000 shares authorized
Series A Preferred Stock (outstanding: none)	-	-
Series B 8% Cumulative Convertible Preferred Stock – par value of $0.01 per share (outstanding: 145,000 shares)	1,450	1,450
Common Stock – 100,000,000 shares authorized – par value of $0.01 per share (outstanding: 48,569,622 and 45,461,945 shares, at June 30, 2011 and September 30, 2010, respectively)	485,696	454,619
Additional Paid-in Capital	46,507,637	45,574,252
Accumulated Deficit	(43,101,379)	(41,841,404)
Subscriptions Receivable	(576,000)	(576,000)
Accumulated Other Comprehensive Loss	(5,688)	(5,605)
TOTAL SHAREHOLDERS’ EQUITY	3,311,716	3,607,312
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,556,923	$12,361,361

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

	Three Months ended		Nine Months Ended
	June 30		June 30
	2011	2010	2011	2010
Revenues:
Oil and Gas Sales	$93,011	$80,486	$259,119	$241,568
Well Management Revenue	71,440	66,148	214,319	198,442
Royalty Receipts	1,808	1,308	5,311	4,461
Mineral Sales	1,256	-	9,107	8,453
Total Operating Revenues	167,515	147,942	487,856	452,924
Expenses:
Lease Operating Expenses - Oil and Gas	33,160	26,828	107,337	122,748
Operating Expenses and Other Costs - Minerals	23,694	1,059	33,988	13,151
Production and Severance Taxes – Oil and Gas	5,596	4,489	15,603	13,333
Depreciation, Depletion and Amortization	173,874	184,533	522,884	542,911
General and Administrative Expenses	284,818	183,181	755,317	572,468
Total Expenses	521,142	400,090	1,435,129	1,264,611
Loss From Operations	(353,627)	(252,148)	(947,273)	(811,687)
Other Income (Expense):
Interest and Dividend Income	5,249	5,384	16,365	15,406
Interest Expense	(102,716)	(51,643)	(242,306)	(193,505)
Gain on Sale of Oil and Gas Properties	-	60,686	-	60,686
Total Other Income (Expense), Net	(97,467)	14,427	(225,941)	(117,413)
Loss Before Income Taxes	(451,094)	(237,721)	(1,173,214)	(929,100)
Taxes Based on Income	-	-	-	-
Net Loss	(451,094)	(237,721)	(1,173,214)	(929,100)
Preferred Stock Dividends	(28,920)	(28,920)	(86,761)	(86,761)
Net Loss Applicable to Common Shareholders	$(480,014)	$(266,641)	$(1,259,975)	$(1,015,861)

Basic and Fully Diluted Net Loss per Share	$(0.01)	$(0.01)	$(0.03)	$(0.02)
Weighted-average Number of Shares of Common Stock Outstanding	48,474,332	45,426,910	46,914,335	45,284,118

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

	2011	2010
Cash Flows From Operating Activities:
Net Loss	$(1,173,214)	$(929,100)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation, Depletion and Amortization	522,884	542,911
Amortization of Prepaid Consulting Services Agreement Fees	125,196	-
Amortization of Discount on Note Payable - Other	17,995	-
Amortization of Discount on 7.25% Convertible Debentures	1,956	1,521
Non-cash Charge as Interest Expense	33,011	20,523
Stock-based Compensation Expense	51,420	43,813
Non-cash Charge for Issuance of Securities	20,691	-
Gain on Sale of Oil and Gas Properties	-	60,686
Changes in Operating Assets and Liabilities:
Receivables	(72,265)	(29,291)
Prepaid Mineral Royalties	(29,761)	(29,838)
Other Current Assets	(2,846)	-
Restricted Cash Deposits	(2,061)	(674)
Accounts Payable	243,770	59,457
Revenue Payable	92,108	127,858
Accrued Interest Expense	105,820	77,415
Other Accrued Expenses	2,311	21,956
Net Cash Used in Operating Activities	(62,985)	(154,135)

Cash Flows From Investing Activities:
Proceeds from Sale of Oil and Gas Properties	-	60,686

Cash Flows From Financing Activities:
Payments on Notes and Debt	(47,155)	(29,055)
Proceeds from Borrowings	111,779	146,196
Net Cash Provided By Financing Activities	64,624	117,141

Net Change in Cash and Equivalents	1,639	23,692
Cash and Equivalents at Beginning of Year	121,447	98,336
Cash and Equivalents at End of Period	$123,086	$122,028

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

	2011	2010
Supplemental Information:
Income Taxes Paid	$-	$-
Interest Paid	$16,876	$57,795
Supplemental Disclosure of Non-cash Transactions:
Preferred Dividends Accrued, Not Paid	$86,761	$86,761
Issuance of Common Stock for Patents License Rights	$-	$40,907
Issuance of Common Stock for Services Performed	$42,921	$-
Issuance of Warrants for the Purchase of Common Stock to Consulting Engineer	$20,691	$-
Issuance of Common Stock and Warrants for the Purchase of Common Stock Pursuant to Consulting Services Agreement	$735,153	$-
Issuance of 7.25% Convertible Debenture in Payment of Principal and Interest on Note Payable - Related Party	$20,000	$-
Issuance of 7.25% Convertible Debenture in Payment of Consulting Fees due a Related Party	$14,000	$-
Conversion of 7.25% Convertible Debentures into Common Stock	$49,000	$32,500
Interest Expense Resulting from Issuance of Common Stock for Services Performed	$7,154	$-
Interest Expense Resulting from Beneficial Conversion Feature of 7.25% Convertible Debentures	$25,857	$20,523
Discount on Note Payable Resulting from Issuance of Warrants for the Purchase of Common Stock	$33,337	$-
Discount (Premium) on 7.25% Convertible Debentures Resulting from Beneficial Conversion Feature	$(1,071)	$12,857

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

1. CONTINUED OPERATIONS AND GOING CONCERN

The unaudited consolidated financial statements have been prepared on the basis of a going concern which contemplates that Daleco Resources Corporation and subsidiaries (the “Company”) will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. At June 30, 2011, the Company’s current assets total $942,060. The Company incurred a net loss of $1,173,214 for the nine months ended June 30, 2011. The ability of the Company to meet its total liabilities of $9,245,207 and to continue as a going concern is dependent upon the availability of future funding, achieving profitability within its mineral segment and ongoing profitability within its oil and gas operations. If the Company is unable to continue as a going concern, there is uncertainty relative to full recoverability of its assets. The financial statements do not reflect any adjustments relating to these uncertainties.

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

As of June 30, 2011, the Company and certain of its subsidiaries were in default of various obligations and certain debt obligations (not including the obligations classified as Long-term Debt, Premium Finance Note Payable and Note Payable - Other in the accompanying Balance Sheet).

Such defaulted obligations at June 30, 2011 include the following:

Amounts included in accounts payable:
Vendor Settlement – see Note 9	$20,000
EV&T – fees and expenses	227,847
Note payable and accrued interest– related party	165,813
EV&T note payable and accrued interest	919,041
CAMI notes payable and accrued interest	959,033
Accrued salary expense	965,220
Total	$3,256,954

The above amounts are primarily owed to related parties and they are working with the Company to achieve the ultimate extinguishment of the obligations as the Company attempts to achieve profitability within its mineral segment. See Note 10 – Subsequent Events in respect to the Amir Settlement.

To obtain capital in the past, the Company’s capital obtainment methods have included selling its interest in certain oil and gas properties, and borrowing funds from and issuing Common Stock to related and unrelated parties, as well as utilizing joint venture structures. If the Company is not successful in increasing its operating cash flows and the preceding financing methods are not available, the Company may not be able to sustain its operations and may need to seek alternative actions to preserve shareholder value.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

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

The Company is primarily engaged in the exploration for minerals and oil and gas activities.  We follow accounting standards set by the Financial Accounting Standards Board, commonly referred to as “FASB”. The FASB sets generally accepted accounting principles (“GAAP”) that we follow to ensure we consistently report our financial position, results of operations, and cash flows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification, sometimes referred to as the “Codification” or “ASC”.

  Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2010. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited consolidated financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended September 30, 2010, included in the Company’s annual report on Form 10-K (“2010 Annual Report”).

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

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

Fair Value Measurements

The Company’s only financial instruments are (a) cash, securities available for future sale, and short-term trade receivables, payables and debt, and (b) a long-term note payable to a bank. The carrying amounts reported in the accompanying consolidated financial statements for cash, securities available for future sale, and short-term trade receivables, payables and debt approximate fair values because of the immediate nature of short-term maturities of these financial instruments. Based on the borrowing rates currently available to the Company for long-term bank loans with similar terms and average maturities, the carrying amount of long-term and short-term bank debt totaling $34,204 approximates fair value at June 30, 2011.

  Significant Accounting Policies

There have been no changes in significant accounting policies from those disclosed in the 2010 Annual Report on Form 10-K.

New Accounting Standards

In May 2011, the FASB has issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments to the FASB Accounting Standards Codification (Codification) in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. Nonpublic entities may apply the amendments in ASU 2011-04 early, but no earlier than for interim periods beginning after December 15, 2011.  The Company is currently assessing the impact that the adoption will have on its financial statements.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

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

3. OIL AND GAS PROPERTIES SEGMENT INFORMATION

Results of Operations for Oil and Gas Producing Activities for the Three and Nine Months Ended June 30, 2011 and 2010:
	Three Months Ended		Nine Months Ended
	June 30		June 30
	2011	2010	2011	2010
Revenues:
Oil and gas sales	$93,011	$80,486	$259,119	$241,568
Well management revenue	71,440	66,148	214,319	198,442
Royalty receipts	1,808	1,308	5,311	4,461
Total revenues	166,259	147,942	478,749	444,471
Lease operating expenses	33,160	26,828	107,337	122,748
Production and severance taxes	5,596	4,489	15,603	13,333
Depreciation depletion, amortization and valuation provisions	24,644	32,850	75,344	98,550
Total expenses	63,400	64,167	198,284	234,631
	102,859	83,775	280,465	209,840
Income tax expenses	-	-	-	-
Results of operations from oil and gas producing activities (excluding corporate overhead and interest costs)	$102,859	$83,775	$280,465	$209,840

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

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

On April 8, 2011, the Company entered into a Material Supply and Joint Venture Agreement between CAMI (wholly-owned subsidiary) and VitaminSpice, Inc. (“VSI”) pursuant to which CAMI agrees to supply Clinoptilolite (zeolite) to VSI in connection with the introduction by VSI of detoxification products into targeted geographic markets. VSI is obligated to utilize CAMI as its sole supplier of Clinoptilolite.  The agreement does not specify any minimum quantity supply requirements of CAMI. In addition to an initial price per ton for Clinoptilolite sold to VSI, CAMI will share in the profits from the sales of such products by VSI. Further, the Musser Group, who also provides consulting services to VSI, participates in the profits from the sales of such products by VSI. In accordance with the Company’s Audit Committee charter regarding related persons transaction policy, the agreement was ratified by the Audit Committee and the Board of Directors on April 26, 2011. CAMI has provided material to VSI for use in product and market strategy development, as well as potential clinical studies. The Company has not recognized any revenue related to this agreement.

The Company previously amortized its mineral properties at a nominal amortization rate as the Company has not produced commercial quantities of any of its mineral deposits. Once the Company produces commercial quantities of any of its mineral deposits, the Company will use the unit-of-production method in calculating cost depletion.

Results of Operations for Minerals Properties Activities for the Three and Nine Months Ended June 30, 2011 and 2010:
	Three Months Ended		Nine Months Ended
	June 30		June 30
	2011	2010	2011	2010
Mineral Sales	$1,256	$-	$9,107	8,453
Operating and other expenses	(23,694)	(1,059)	(33,988)	(13,151)
Depreciation depletion, amortization and valuation provisions	(147,771)	(150,042)	(443,313)	(439,435)
	(170,209)	(151,101)	(468,194)	(444,133)
Income tax expenses	-	-	-	-
Results of operations from mineral properties activities (excluding corporate overhead and interest costs	$(170,209)	$(151,101)	$(468,164)	$(444,133)

5. NOTES PAYABLE

Premium Finance Note Payable

During November 2010, the Company entered into a Premium Finance Note Payable for $21,779 to finance certain insurance premiums.  The maturity date of the note is October 1, 2011 and the interest rate is 11.9%. Consistent with the provisions of the note, the Company is required to make monthly payments of principal and interest of $2,100. The balance of the Note at June 30, 2011 is $6,176.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

Zia Trust Obligation

During fiscal 2010, the Company borrowed $50,000 from Zia Trust, Inc., an entity affiliated with a Director of the Company. The note bears interest at 15% per annum and is due on demand on or before July 15, 2012. The Company pledged a certificate of deposit at a bank (“CD”) as collateral for the note. The CD was released as collateral for the note in February 2011. In October 2010, the Company paid $10,000 on the note (principal of $8,125 and interest of $1,875). In April 2011, the Company issued a Debenture (see Note 6) for $20,000 as payment on the note (principal of $16,619 and interest of $3,381). As of June 30, 2011, the principal balance due on the note was $25,256 (included in Notes Payable – Related Parties in the accompanying Balance Sheet) and accrued but unpaid interest on the note totals $702.

Note Payable - Other

On January 12, 2011, an unrelated entity loaned the Company $60,000. The note requires monthly payments of principal and interest (5.5%) totaling $2,645. The maturity date of such loan is January 12, 2012, with a scheduled final payment of $33,469. The Company used the proceeds to satisfy certain delinquent payables. In connection with this loan, the Company issued warrants for the purchase of 500,000 shares of Common Stock at a purchase price of $0.15 per share. The warrants expire on December 31, 2015. In recording the transaction, the Company allocated the value of the proceeds to the note and the warrants based on their relative fair values. The fair value of the warrants was determined using the Black-Scholes valuation model using the following assumptions:  a contractual term of 5 years, risk free interest rate of 1.99%, dividend yields of 0%, and volatility of 163%. The allocated value of the warrants was $33,337 and such amount was recorded as a discount on the note. The discount is being amortized over the life of the note and $9,147 and $17,995 is included in interest expense during the three and nine months ended June 30, 2011. The unamortized balance of the discount at June 30, 2011 was $15,342. As of June 30, 2011, the principal balance due on the note was $48,029 and accrued interest on the note totals $130.

6. 7.25% CONVERTIBLE DEBENTURES

During the nine months ended June 30, 2011, the Company issued Debentures totaling $64,000, of which $35,000 and $14,000 were issued to two Directors and an officer, respectively. The purchasers of $49,000 of such Debentures elected to immediately convert such holdings into Common Stock and the Company issued 350,000 shares of Common Stock at an average conversion price of $0.14 per share. The Company anticipates closing the offering period for the Debentures in September 2011. The Company recognized $25,857 as interest expense resulting from the beneficial conversion feature of the Debentures during the nine months ended June 30, 2011. Such interest expense was determined based on the fair value of the Company’s Common Stock in excess of the conversion price per share as of the commitment date to purchase the Debentures.

Debentures held by a Director totaling $45,000 are outstanding at June 30, 2011. During the nine months ended June 30, 2010, the Company recorded a discount of $12,857 on the Debentures resulting from the beneficial conversion feature. During the nine months ended June 30, 2011, the Company recorded a premium of $1,071 on the Debentures resulting from the beneficial conversion feature. The discount (net of the premium) is being amortized through the maturity date of the Debentures. Such discount or premium was determined based on the fair value of the Company’s Common Stock in comparison to the conversion price per share as of the commitment date to purchase the Debentures. During the three months ended June 30, 2011 and 2010, the Company recognized contractual coupon interest of $814 and $543, respectively, and amortization of the discount of $617 and $693, respectively. During the nine months ended June 30, 2011 and 2010, the Company recognized contractual coupon interest of $2,131 and $1,140, respectively, and amortization of the discount of $1,956 and $1,521, respectively. Such amounts are included in interest expense. The effective interest rate for the nine months ended June 30, 2011 and 2010 was 16% and 17%, respectively. The if-converted value of the Debentures at June 30, 2011 approximates $58,000.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

7. CAPITAL STOCK

Common Stock

The Company issued a total of 3,107,677 shares of Common Stock during the nine months ended June 30, 2011: 357,677 shares were issued to a vendor as discussed in Note 9; 2,400,000 shares were issued in connection with the Consulting Services Agreement with the Musser Group (see Note 1); and 350,000 shares were issued upon conversion of a portion of 7.25 % Convertible Debentures (see Note 6). The shares of common stock issued to the Musser Group were valued at $360,000, the market price at time of issuance. Also, the Company issued to the Musser Group warrants for the purchase of 2,500,000 shares of Common Stock at an exercise price of $0.15 per share. The warrants may not be exercised unless and until the average bid and asking closing price of the Company’s Common Stock exceeds $1.00 per share for a period of thirty consecutive trading days. The warrants are exercisable through February 24, 2016. The fair value of the warrants was determined to be $375,153 using the Black-Scholes valuation model and the following assumptions: a contractual term of 5 years, risk free interest rate of 2.16%, dividend yields of 0%, and volatility of 163%.

The Company filed a registration statement under the Securities Act of 1933 on Form S-8 for the shares of Common Stock issued to the Musser Group. The total fair value of the shares of Common Stock and the warrants issued to the Musser Group amounted to $735,153 and such amount was recorded as prepaid consulting fees. The prepaid consulting fees are being amortized over the life of the agreement. The unamortized balance at June 30, 2011 was $609,957, of which $366,575 is included in current assets. Amortization of $91,142 and $125,196 is included in General and Administrative Expenses during the three and nine months ended June 30, 2011, respectively.

During April 2011, the Company granted a warrant for the purchase of 100,000 shares of Common Stock to an engineering consultant to the Company. The warrant is exercisable through April 25, 2016, at an exercise price of $0.22 per share. The fair value of the warrant was determined to be $20,691 using the Black-Scholes valuation model and the following assumptions: a contractual term of 5 years, risk free interest rate of 2.05%, dividend yields of 0%, and volatility of 167%. The Company recognized expense of $20,691 during the third quarter of 2011 which is included in Operating Expenses and Other Costs - Minerals in the accompanying Statement of Operations.

Series B 8% Cumulative Convertible Preferred Stock

No shares of Series B Preferred Stock were issued or converted to Common Stock during the nine months ended June 30, 2011.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

Options and Warrants to Purchase Common Stock

	Number of	Weighted
	Options and	Average Price
	Warrants	per Share
Options and warrants outstanding at September 30, 2010	2,622,305	$0.38
Options issued to Directors and an officer	950,000	$0.22
Options expired	(200,000)	$0.48
Warrants issued in connection with Consulting Services Agreement with the Musser Group	2,500,000	$0.15
Warrants issued in connection with Note Payable	500,000	$0.15
Warrant issued to an engineering consultant	100,000	$0.22
Warrants expired	(822,305)	$0.55
Options and warrants outstanding at June 30, 2011	5,650,000	$0.20

Summarized information relating to the stock options to purchase Common Stock outstanding as of June 30, 2011, is as follows:

	Options Outstanding			Options Exercisable
	Number of	Weighted	Weighted	Number of	Weighted
	Shares	Average	Average	Shares	Average
Exercise	Underlying	Exercise	Remaining	Underlying	Exercise
Price per	Options	Price	Life	Options	Price Per
Share	Unexercised	Per Share	(Years)	Exercisable	Share
$0.21-$0.67	2,550,000	$0.26	3.55	1,000,000	$0.32

Stock-based Compensation

During the nine months ended June 30, 2011, the Company granted options for the purchase of 950,000 shares of Common Stock to two Directors and an officer. The options are exercisable through April 25, 2016, at an exercise price of $0.22 per share, and vest 50% in April 2012 and 25% in each of April 2013 and 2014.

There are options to purchase 2,550,000 shares of Common Stock outstanding as of June 30, 2011, which options are held by current officers, Directors and employees of the Company (“Insiders”).  The exercise prices for the options held by Insiders range from $0.21 per share to $0.67 per share.

In accordance with FASB ASC Topic 718, Compensation – Stock Compensation, the Company recorded stock-based compensation expense for the three months ended June 30, 2011 and 2010 of $26,101 and $17,197, respectively, relating to stock options granted to Insiders. The Company recorded stock-based compensation expense for the nine months ended June 30, 2011 and 2010 of $51,420 and $43,813, respectively. Such expense is included in General and Administrative Expenses. No tax benefit has been recognized. Compensation costs are based on the fair value at the grant date.  The fair value of the options has been estimated by using the Black-Scholes option-pricing model with the following assumptions: risk free interest rates between 2.05% and 4.52%; expected life of five years; and expected volatility between 21% and 167%.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

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

Options and warrants to purchase shares of Common Stock were outstanding during the periods but have not been included in the computation of diluted earnings per share because such shares would have an anti-dilutive effect on net loss per share. The shares of Common Stock issuable upon the conversion of the 7.25% Convertible Debentures (see Note 6) have not been included in the computation of diluted earnings per share because such shares would have an anti-dilutive effect on net loss per share. The shares of Common Stock issuable upon the conversion of the Series B 8% Cumulative Convertible Preferred Stock have not been included in the computation of diluted earnings per share because the price at which such shares are convertible was in excess of the market price of the Common Stock at June 30, 2011. No other adjustments were made for purposes of per share calculations.

Payment of Accrued Dividends

There were no cash dividend payments in respect to either series of Preferred Stock during the nine months ended June 30, 2011 and 2010. The Company has accrued but unpaid dividends of $1,944,656 at June 30, 2011 related to the Series A and Series B issues of Preferred Stock.

8. INCOME TAXES

At June 30, 2011, the Company has current federal and state taxes payable of $192,427 and no deferred tax asset or liability.  The Company has accrued $92,434 at June 30, 2011, for interest related to the federal and state income taxes.  The federal income tax liabilities arose primarily from alternative minimum tax for fiscal 2004. Interest expense related to tax liabilities is included in Interest Expense in the accompanying Consolidated Statement of Operations.

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

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

Below is a reconciliation of the reported amount of income tax expense attributable to continuing operations for the period to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax loss for the three and nine months ended June 30, 2011 and 2010:

Income tax benefit computed at the statutory Federal income tax rate	(35)%
Change in valuation allowance	35%
Effective income tax rate	0%

Included in the table below are the components of income tax expense for the three and nine months ended June 30, 2011 and 2010:

	Three Months Ended June 30		Nine Months Ended June 30
	2011	2010	2011	2010
Current income tax expense (benefit)	$-	$-	$-	$-
Deferred income tax expense (benefit)	(157,883)	(83,203)	(410,625)	(325,185)
Valuation allowance	157,883	83,203	410,625	325,185
Total income tax expense (benefit)	$-	$-	$-	$-

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

During September 2010, a complaint was filed against WRC in the District Court of Burleson County, Texas, seeking judgment in respect to $92,921 owed to a vendor of WRC. Such amount is included in Accounts Payable in the accompanying Consolidated Balance Sheet at September 30, 2010. In November 2010, the vendor agreed to dismiss its complaint against WRC after a settlement agreement was reached whereby WRC made an initial payment of $30,000 in cash and delivered 357,677 shares of the Company’s Common Stock (consideration to the vendor of $42,921). The Company did not retire the remaining obligation by March 1, 2011, as required by the settlement agreement. The remaining obligation of $20,000 is included in Accounts Payable in the accompanying Consolidated Balance Sheet at June 30, 2011. During the nine months ended June 30, 2011, the Company recognized $7,154 of interest expense relating to the fair value of the shares of its Common Stock issued to such vendor.

10. SUBSEQUENT EVENTS

On July 12, 2011, the Company entered into a Settlement Agreement with Dov Amir (“Amir”), a former director of the Company, whereby, among other provisions, (a) the Company issued 412,292 shares of Common Stock ($0.25 per share) in payment of a portion of amounts due to Amir on a note payable ($45,485) and Series A Preferred Stock Dividends ($59,338); (b) the option granted to Amir in December 2009 to purchase 500,000 shares of Common Stock became fully vested; (c) certain assets of Amir shall remain pledged as collateral for the Company’s note payable to First Citizens Bank; and (d) the Company entered into a note payable to Amir for the balance of all amounts due Amir ($391,154).  The note matures on December 31, 2015 with interest at 4% per annum, compounded annually. The note does not require any interim principal and interest payments by the Company. Further, Amir was granted the right to convert any and all amounts due him under the note into shares of Common Stock at a conversion price of $0.25 per share.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

In connection with the issuance of the shares of Common Stock, the Company will recognize $12,579 in interest expense in the fourth quarter of fiscal 2011. Such amount was determined based on the fair value of the Company’s Common Stock in comparison to the conversion price on the date of the issuance of the shares. As a result of the full vesting of the option granted to Amir in December 2009, the Company will also recognize $20,900 of stock-based compensation expense during such quarter. As a result of granting the conversion rights relating to the note, the Company will recognize $46,938 as a discount on the note resulting from the beneficial conversion feature and such discount will be amortized through the maturity date of the note. The discount was determined based on the fair value of the Company’s Common Stock in comparison to the conversion price on the date of the note.

Management performed an evaluation of Company activity through the date the unaudited consolidated financial statements were prepared for issuance, and concluded that there are no other significant subsequent events requiring disclosure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") describes the matters that we consider to be important in understanding the results of our operations for the three and nine months ended June 30, 2011 and our financial condition as of June 30, 2011. Our fiscal year begins on October 1 and ends on September 30. Unless otherwise noted, references to "year" pertain to our fiscal year; for example, 2011 refers to fiscal 2011, which is the period from October 1, 2010 to September 30, 2011. In the discussion that follows, we analyze the results of our operations for the three and nine months ended June 30, 2011, including the trends in our overall business, followed by a discussion of our financial condition.

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

RESULTS OF OPERATIONS

For the three and nine months ended June 30, 2011 and 2010:

	Three Months Ended June 30		Nine Months Ended June 30
	2011	2010	2011	2010
Revenues	$167,515	$147,942	$487,856	$452,924
Net Loss	$(451,094)	$(237,721)	$(1,173,214)	$(929,100)
Oil and Gas Production and Cost Information:
Production:
Oil (Bbl)	395	458	1,235	1,359
Gas (Mcf)	8,906	7,783	24,208	23,635
Average Price:
Oil (per Bbl)	$99.29	$75.34	$90.12	$74.89
Gas (per Mcf)	$6.04	$5.91	$6.11	$5.91
Mcfe	$8.24	$7.64	$8.20	$7.60
Lease Operating Expenses and Production and Severance Taxes per Mcfe	$3.44	$2.97	$3.89	$4.28

Bbl   = One barrel of oil or condensate
Mcf   = One thousand cubic feet
Mcfe = One thousand cubic feet gas equivalent

CONSULTING SERVICES AGREEMENT

On February 25, 2011, the Company entered into a Consulting Services Agreement with the Musser Group, LLC (“Musser Group”) to perform consulting services for the Company. The Company engaged the Musser Group, an independent contractor, to provide advisory and consulting services to the Company.  The Musser Group is engaged to provide (i) managed services; (ii) strategic business planning and implementation; and (iii) assistance in directing and executing the implementation of any strategies approved by the Board of Directors of the Company. The Musser Group’s primary focus is the analysis and validation of market opportunities for the commercialization of products within the Company’s mineral segment. See “COMMERCIALIZATION OF EXISTING ASSETS” below.

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

OIL AND GAS OPERATIONS

Oil and Gas Sales

Oil and Gas Sales increased to $93,011 for the three months ended June 30, 2011 from $80,486 for three months ended June 30, 2010. Oil and Gas Sales increased to $259,119 for the nine months ended June 30, 2011 from $241,568 for nine months ended June 30, 2010. See the table above in respect to production, average prices and lease operating expenses and production and severance taxes per Mcfe. The level of oil and gas production experienced during the periods has been hampered as five wells are “off-line” for repair and declines in the producing gas-oil ratio from certain producing wells operated by the Company in Texas. During July 2011, production was restored from one of the wells.

Well Management Revenue

 Well Management Revenue increased to $71,440 for the three months ended June 30, 2011 from $66,148 for three months ended June 30, 2010. Well Management Revenue increased to $214,319 for the nine months ended June 30, 2011 from $198,442 for nine months ended June 30, 2010. The amounts which may be charged by the Company for well management are set forth in the joint operating agreements governing the wells operated by the Company.

Lease Operating Expenses and Production and Severance Taxes

Lease Operating Expenses and Production and Severance Taxes increased to $38,756 for the three months ended June 30, 2011 from $31,317 for three months ended June 30, 2010. Lease Operating Expenses and Production and Severance Taxes decreased to $122,940 for the nine months ended June 30, 2011 from $136,081 for nine months ended June 30, 2010. The decrease in Lease Operating Expenses and Production and Severance Taxes per Mcfe is primarily the result of a reduction and deferment of well work activity.

Depreciation, Depletion and Amortization - Oil and Gas

Depreciation, depletion and amortization (“DD&A”) – Oil and Gas totaled $24,644 and $32,850 for the three months ended June 30, 2011and 2010, respectively. Depreciation, depletion and amortization (“DD&A”) – Oil and Gas totaled $75,344 and $98,550 for the nine months ended June 30, 2011and 2010, respectively. Such decrease is primarily the result of the upward revision of proved developed reserves at the end of fiscal 2010 resulting primarily from the increase in oil and gas prices which the Company receives for its oil and gas production.

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

Minerals Sales

Minerals sales totaled $1,256 during the three months ended June 30, 2011. There were no mineral sales during the three months ended June 30, 2010. Minerals sales totaled $9,107 and $8,453 during the nine months ended June 30, 2011and 2010, respectively. During October 2009, the Company entered into an agreement to sell zeolite to be used in certain agricultural applications including but not limited to feed supplements and soil additives in a ten state area in the south-central part of the US. The Company made initial shipments during the fiscal 2010.

Minerals Exploration Expenses

The Company did not incur minerals exploration expenses during the periods ended June 30, 2011 and 2010. These expenses are primarily for costs associated with the exploration and quantification of mineral resources and mineral reserves. Such expenses related to the kaolin reserves were the responsibility of the Company’s partner.

Minerals Operating Expenses and Other Costs

Minerals operating expenses and other costs totaled $23,694 and $1,059 for the three months ended June 30, 2011and 2010, respectively. Minerals operating expenses and other costs totaled $33,988 and $13,151 for the nine months ended June 30, 2011and 2010, respectively. The fiscal 2011 periods include $20,691 of expense relating to the fair value of a warrant granted to an engineering consultant for the purchase of 100,000 shares of Common Stock to the Company as discussed in Note 7 of the notes to financial statements.

Depreciation, Depletion and Amortization - Minerals

DD&A - Minerals totaled $147,771 and $150,042 for the three months ended June 30, 2011and 2010, respectively. DD&A - Minerals totaled $443,313 and $439,435 for the nine months ended June 30, 2011and 2010, respectively. Such amounts are amortization of Patent Rights and Patents License Rights. Once the Company produces commercial quantities of any of its mineral deposits, the Company will use the unit-of-production method in calculating cost depletion.

DEPRECIATION, DEPLETION AND AMORTIZATION - OTHER

DD&A - Other totaled $1,459 and $1,641 for the three months ended June 30, 2011and 2010, respectively. DD&A - Other totaled $4,227 and $4,926 for the nine months ended June 30, 2011and 2010, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses totaled $284,818 and $183,181 for the three months ended June 30, 2011and 2010, respectively.  General and administrative expenses totaled $755,317 and $572,468 for the nine months ended June 30, 2011and 2010, respectively. The Company recorded stock-based compensation expense of $26,101 and $17,197 for the three months ended June 30, 2011and 2010, respectively. The Company recorded stock-based compensation expense of $51,420 and $43,813 for the nine months ended June 30, 2011and 2010, respectively. The Company recorded amortization expense of $91,142 and $125,196 during the three and nine months ended June 30, 2011, respectively, related to the prepaid consulting fees paid to the Musser Group. The majority of the balance of the increase is a result of an increase in consulting fees related to the Company’s efforts to commercialize its waste water treatment activities.

INTEREST EXPENSE

Interest expense totaled $102,716 and $51,643 for the three months ended June 30, 2011 and 2010, respectively. Interest expense totaled $242,306 and $193,505 for the nine months ended June 30, 2011 and 2010, respectively. During the nine months ended June 30, 2011, the Company recognized $7,154 as interest expense relating to the issuance of its Common Stock as discussed in Note 9 of the Notes to Unaudited Consolidated Financial Statements. During the three and nine months ended June 30, 2011, the Company recognized $9,147 and $17,995, respectively, as interest expense regarding the amortization of discount on a note payable as discussed in Note 5 of the Notes to Unaudited Consolidated Financial Statements. During the nine months ended June 30, 2011 and 2010, the Company recognized $25,857 and $20,523, respectively, as interest expense resulting from the beneficial conversion feature of the 7.25% Convertible Debentures. The Debentures are discussed in Note 6 of the note to financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash flow used in operating activities was $62,985 and $154,135 for the nine months ended June 30, 2011 and 2010, respectively. Funds have been and are being deployed in efforts to enhance the commercial viability of the Company’s existing resource assets, to identify potential expansion opportunities and to retire obligations associated with the Company’s assets. The Company’s cash and equivalents at June 30, 2011 was $123,086.

Liquidity is a measure of a Company’s ability to access cash.  The Company has historically addressed its long-term liquidity requirements through the issuance of equity securities and borrowings or debt financing for certain activities.

At present, the Company does not have in place a credit facility or other line of credit upon which it may draw. As operating activities increase, the Company may eventually be in a position to establish such a credit facility.   For desired acquisitions or project enhancements, the Company must seek project specific financing.  None of the Company’s properties are encumbered.

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

In June 2010, the Company sold its interests in nineteen undeveloped acres in Harrison County, Texas for $60,686. The Company owns other undeveloped acreage in Pennsylvania and Texas which is “held by production” and as such no future minimum lease payments are required so long as oil and gas continues to be produced from acreage included in the respective leases.

During June 2009, the Company offered a Private Placement under the provisions of Regulation D promulgated under the Securities Act of 1933, as amended (the “2009 Private Placement”). Private Placement consists of up to Five Hundred Thousand Dollars ($500,000) of 7.25% Convertible Debentures (“Debentures” or “Debenture”).  The Debentures offered by the Company, are five (5) year instruments maturing on July 30, 2014, bearing interest at seven and one quarter percent (7.25%) per annum on the balance outstanding from time to time.  Interest will commence to accrue immediately upon issuance of the Debentures and will be paid quarterly on each September 30, December 31, March 31 and June 30, which the Debentures are outstanding.  Payment of principal will commence on September 30 following the second anniversary of the Closing Date of this Offering. The debentures are convertible at a conversion price equal to the greater of either $0.14 per share or an amount equal to 80% of the average of the closing bid and ask prices of the Common Stock for the five (5) trading days immediately preceding the conversion date.  The Company anticipates closing the offering period for the Debentures in September 2011. As of June 30, 2011, this private placement has raised $259,000 (net of fees and expenses) for the Company. Debentures outstanding at June 30, 2011 total $45,000 as the majority of the Debentures have been converted to Common Stock. The Company utilized the proceeds of this private placement for general working capital purposes.

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

During the nine months ended June 30, 2011, the Company issued Debentures totaling $64,000. The purchasers of $49,000 of such Debentures elected to immediately convert such holdings into Common Stock and the Company issued 350,000 shares of Common Stock at an average conversion price of $0.14 per share.

On July 12, 2011, the Company entered into a Settlement Agreement with Dov Amir (“Amir”), a former director of the Company (see Part II, Item 5), whereby, among other provisions, (a) the Company issued 412,292 shares of Common Stock ($0.25 per share) in payment of a portion of amounts due to Amir on a note payable ($45,485) and Series A Preferred Stock Dividends ($59,338); (b) the option granted to Amir in December 2009 to purchase 500,000 shares of Common Stock became fully vested; (c) certain assets of Amir shall remain pledged as collateral for the Company’s note payable to First Citizens Bank; and (d) the Company entered into a note payable to Amir for the balance of all amounts due Amir ($391,154).  The note matures on December 31, 2015 with interest at 4% per annum, compounded annually. The note does not require any interim payments by the Company. Further, Amir was granted the right to convert any and all amounts due him under the note into shares of Common Stock at a conversion price of $0.25 per share.

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

The Company continues to pursue plans to commercialize its kaolin and zeolite projects which are critical for the Company to achieve profitability and establish the Company as a market innovator in industrial minerals. Those plans have progressed from the data acquisition and analysis phase into ongoing mineral processing and facility design phase. The Company and its current partner and potential other partners are actively investigating various commercial applications for its mineral based products. The Company continues to focus on establishing business and or financial relationships that will provide the necessary capital to effectively exploit its kaolin and zeolite mineral resource holdings.

Zeolite

In respect to sanitary wastewater treatment applications, the Company continues to supply material for use in a sequential batch reactor facility located in Pennsylvania and the Company has provided material for a confirmation test of the use of its ReNuGen product in an alternate design treatment plant. Certain small scale tests have progressed to the point where larger scalable pilot tests of commercial applications for zeolite are in progress in respect to soil additives, animal waste treatment and treatment of industrial wastewaters.

In October, 2009, the Company entered into an agreement to sell zeolite to be used in certain agricultural applications limited to feed supplements in a ten state area in the south-central part of the US. The Company has made limited shipments since fiscal 2010. The development of this market has been hampered as a result of economic and environmental factors affecting the purchaser. The Company anticipates that it will continue to sell material but cannot predict when, or if, increased shipments might occur.

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

On April 8, 2011, in connection with the efforts of the Musser Group (see “CONSULTING SERVICES AGREEMENT” above), the Company entered into a Material Supply and Joint Venture Agreement between CAMI (wholly-owned subsidiary) and VitaminSpice, Inc. (“VSI”) pursuant to which CAMI agrees to supply Clinoptilolite (zeolite) to VSI in connection with the introduction by VSI of detoxification products into targeted geographic markets. VSI is obligated to utilize CAMI as its sole supplier of Clinoptilolite.  The agreement does not specify any minimum quantity supply requirements of CAMI. In addition to an initial price per ton for Clinoptilolite to be sold to VSI, CAMI will share in the profits from the sales of such products by VSI. CAMI has provided material to VSI for use in product and market strategy development, as well as potential clinical studies.

Kaolin

The efforts of the Company and Tecumseh Professional Associates LLC to evaluate the Sierra Kaolin deposit are ongoing. The venture’s efforts to commercialize the Sierra Kaolin deposit have focused on an initial target area encompassing approximately 32 acres out of the project’s 2,740 acres. The test minerals extracted from the target area have been processed into product formulations determined by independent consultants to be suitable (a) for coatings, fillers and pigments for use within the paint and paper manufacturing industries, and (b) as an additive in cement formulations. The analysis results of the processed minerals with respect to its physical properties including brightness, color, opacity, strength, and oil absorption have indicated that commercially viable products can be produced from the deposit’s extracted minerals.

In December 2009, the proposed Sierra Kaolin Open Pit Clay Mine project cleared the regulatory review process and the project’s definitive USDA Forest Service Plan of Operations was approved. Mine site plans have been prepared to facilitate planned extraction operations. The venture, with the assistance of its consultants, has made technical presentations of the product formulations to entities active (a) in the specialty cement applications and (b) on both the demand and supply sides of the coatings, fillers and pigments sectors of the paint and paper industries. While the feedback from these presentations has been encouraging, market conditions within the paper and housing industries have not been favorable; however, interest in the Sierra Kaolin deposit for use in meta-kaolin applications has remained favorable. As such the project manager is focusing its commercialization efforts in this area.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no “off-balance sheet arrangements” and does not expect to enter into any such arrangements in the foreseeable future.

CRITICAL ACCOUNTING POLICIES

There have been no changes in significant accounting policies from those disclosed in the 2010 Annual Report on Form 10-K.

NEW ACCOUNTING STANDARDS

See Note 2 of the Notes to Unaudited Consolidated Financial Statements..

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our Interim Chief Executive Officer/President/Chief Financial Officer evaluated, with the participation of management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Interim Chief Executive Officer/President/Chief Financial Officer has concluded that our disclosure controls and procedures were effective as of June 30, 2011 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

On June 30, 2011, the Company had two employees and engaged the Chief Accounting Officer on a consulting basis.  All day-to-day financial matters are overseen by the Interim Chief Executive Officer/President/Chief Financial Officer with oversight by the Board of Directors.  All contracting by the Company, for other than everyday items, is done with the approval of the entire Board of Directors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

June 2009 Private Placement

 During June 2009, the Company offered a Private Placement under the provisions of Regulation D promulgated under the Securities Act of 1933, as amended (the “2009 Private Placement”). Private Placement consists of up to Five Hundred Thousand Dollars ($500,000) of 7.25% Convertible Debentures (“Debentures” or “Debenture”).  The Debentures offered by the Company, are five (5) year instruments maturing on July 30, 2014, bearing interest at seven and one quarter percent (7.25%) per annum on the balance outstanding from time to time.  Interest will commence to accrue immediately upon issuance of the Debentures and will be paid quarterly on each September 30, December 31, March 31 and June 30, which the Debentures are outstanding.  Payment of principal will commence on September 30 following the second anniversary of the Closing Date of this Offering. The debentures are convertible at a conversion price equal to the greater of either $0.14 per share or an amount equal to 80% of the average of the closing bid and ask prices of the Common Stock for the 5 trading days immediately preceding the conversion date. Through June 30, 2011, this private placement raised $259,000 (net of fees and expenses) for the Company. The Company is utilizing the proceeds of this private placement for general working capital purposes.

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

Convertible Debt – Amir Settlement

On July 12, 2011, the Company entered into a Settlement Agreement with Dov Amir (“Amir”) whereby, among other provisions, (a) the Company issued 412,292 shares of Common Stock ($0.25 per share) in payment of a portion of amounts due to Amir; (b) the option granted to Amir in December 2009 to purchase 500,000 shares of Common Stock became fully vested; and (c) the Company entered into a note payable to Amir for the balance of all amounts due Amir ($391,154).  The note matures on December 31, 2015 with interest at 4% per annum, compounded annually. Further, Amir was granted the right to convert any and all amounts due him under the note into shares of Common Stock at a conversion price of $0.25 per share.

Item 3. Defaults Upon Senior Securities.

a) The Company is in default of certain obligations as discussed in Note 1 of the Notes to Unaudited Consolidated Financial Statements.

b) The arrearage in respect to dividends on Series A and B Preferred Stock totals $1,944,656 at June 30, 2011.

Item 4. (Removed and Reserved).

Item 5. Other Information.

(a)	On July 13, 2011, the Company filed Form 8-K announcing the resignation of Mr. Dov Amir as a director of the Company. Mr. Amir resigned as of July 11, 2011.

(b) The Company's Common Stock is traded on the OTC Markets Group Inc.’s electronic marketplace ("OTCQB") under the symbol “DLOV”.

Item 6. Exhibits.

Exhibit Number	Description	Located At
3.7	Certificate of Amendment to Articles of Incorporation, effective March 16, 2006	Incorporated by reference to Exhibit 3.7 to the Form 10-Q for the quarter ended March 31, 2011
10.23	Consulting Services Agreement between The Musser Group LLC and Daleco Resources Corporation dated February 25, 2011	Incorporated by reference to Exhibit 10.23 to the Form 8-K filed March 3, 2011
31.1	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	Certification of CEO under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	Certification of CFO under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

The Registrant incorporates by reference its Exhibit List as attached to its Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DALECO RESOURCES CORPORATION
(Registrant)

Dated: August 15, 2011	/s/ Gary J. Novinskie
Gary J. Novinskie
Interim Chief Executive Officer, President, Chief
Financial Officer and Director (Principal Executive Officer
and Principal Financial Officer)

Dated: August 15, 2011	/s/ Richard W. Blackstone
Richard W. Blackstone
Principal Accounting Officer