Form 10-K/A
period 2010-09-30
DALECO RESOURCES CORP
filed 2011-11-08
CIK 746967

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Amendment No. 1)
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

EXPLANATORY NOTE

The Registrant hereby amends and restates Registrant’s Annual Report on Form 10-K for the year ended September 30, 2010 (the "Original Form 10-K"). This Amendment No. 1 on Form 10-K/A to the Original Form 10-K is being filed primarily (1) to provide additional disclosures with respect to the oil and gas holdings, (2) to modify the disclosure with respect to the minerals holdings, (3) to provide additional disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and (4) to amend certain Exhibits.

No information included in the Original Form 10-K has been amended by this Form 10-K/A to reflect any information or events subsequent to the filing of the Original Form 10-K.

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

All of the Company’s oil and gas properties are located onshore within the continental United States of America. The Company, through its wholly-owned subsidiaries, Westland Resources Corporation, DRI Operating Company and Deven Resources, Inc., owns and operates oil and gas properties in the States of Texas and West Virginia. The Company owns overriding royalty interests in (i) two wells in the Commonwealth of Pennsylvania and (ii) one well in Texas.

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

OIL AND GAS

See Other Supplemental Information (Unaudited) included in Item 8 of Part II for additional information relating to the oil and gas activities of the Company.

Definitions of Terms:

As used herein, the term:

"Gross", as it applies to acreage or wells refers to the number of acres or wells in which the Company has a direct working interest.

“HBP” means acreage that is held by production from existing well(s).

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

“Undeveloped Acreage” encompasses those leased acres on which wells have not been drilled or completed to a point that would permit the production of economic quantities of oil or gas regardless of whether such acreage contains proved reserves.

“Working Interest" means the share of costs borne by an owner in the lease or well.

Crude oil and condensate volumes are expressed in barrels that are equivalent to 42 United States gallons. Gas volumes are expressed in Mcf or MMcf as determined at 60 degrees Fahrenheit and the legal pressure base that prevails in the state in which the reserves are located.

Property Acquisition and Disposition

During fiscal 2010, the Company did not acquire any oil and gas properties or drilling prospects. In June 2010, the Company sold its interests in nineteen HBP net acres in Harrison County, Texas. Within the oil and gas sector, the Company faces competition from entities possessing substantially larger financial resources and staffs.  The demand for domestically produced oil and gas remains high and should remain at these levels in the foreseeable future especially in light of worldwide demand, the turmoil in the Middle East, decreased production form Central America and political instability in South America.  Domestic and increasing world demands, especially in the Pacific Basin, for crude oil and natural gas will continue to increase. The domestic oil industry is subject to the fluctuations inherent in the global energy industry.  Pricing for domestic natural gas is not as volatile as is the pricing for crude oil.  Natural gas and crude oil prices have fluctuated on the spot market and each is a commodity traded on the mercantile exchange. However, most of the Company’s products (natural gas and crude) are sold under contracts that provide the Company with competitive pricing within its operating areas.

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

Substantially all the Company’s production of oil and gas in Texas is attributable to the Giddings Field located in the Austin Chalk Trend (see Item 2 – Properties) which represented 71% and 76% of total oil and gas production on an MCFE basis for fiscal 2010 and 2009, respectively. All the Company’s production of oil and gas in West Virginia is attributable to the Oriskany formation of the Appalachian Basin’s Upper Devonian Section which represented 29% and 24% of total oil and gas production on an MCFE basis for fiscal 2010 and 2009, respectively.

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

	Fiscal Year Ended September 30
	2010	2009
Texas
Average Sale Price Per Bbl	$74.63	$54.91
Average Sale Price Per Mcf	$6.59	$5.86
Pennsylvania
Average Sale Price Per Mcf	$4.56	-
West Virginia
Average Sale Price Per Mcf	$4.80	$4.82
Combined Properties
Average Sale Price Per Bbl	$74.63	$54.61
Average Sale Price Per Mcf	$5.91	$5.51
Average Sale Price Per MCFE	$7.51	$6.61
Average Production Costs per MCFE	$3.39	$3.15

Wells and Acreage

The Company owns no Undeveloped Acreage at September 30, 2010 and 2009. The following tables set forth certain information as of September 30, 2010 and 2009:

	2010		2009
Well Count	Gross Wells	Net Wells	Gross Wells	Net Wells
Texas	26	9.40	26	9.40
West Virginia	2	0.46	2	0.46
Total	28	9.86	28	9.86

Developed Acreage	Gross Acres	Net Acres	Gross Acres	Net Acres
Texas	5,069	1,813	5,209	1,851
Pennsylvania	279	279	279	279
West Virginia	1,777	432	1,777	432
Total	7,125	2,524	7,265	2,562

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

Proved Reserves

The Company causes to be prepared an annual estimate of its oil and gas reserves. These estimates are prepared by an independent consultant in a manner consistent with generally accepted procedures for such estimates. Proved developed reserves are estimated utilizing available data including but not limited to, the well’s geologic information, operating performance and the prevailing market conditions.

In addition to its proved developed reserves, the Company has identified fifteen (15) potential development and redevelopment opportunities associated with its existing leasehold acreage. The economic viability and development timing of four (4) of these opportunities were evaluated in terms of the prevailing market conditions as part of the Company’s annual reserve estimates. The development timing is impacted by  producing wells as certain acreage is not available to be included in a developmental unit until production from certain currently producing wells becomes uneconomic. Based on this assessment, proven undeveloped reserves were assigned to these four developmental opportunities. The company believes that the proved undeveloped reserves will be developed within the next few years as a result of renewed interest in the area of its properties. The prevailing oil price and the development of properties in “resource plays” in the area of the Company’s acreage are major factors contributing to such interest. No possible or probable reserves have been assigned to the remaining eleven (11) potential developmental locations.

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

Substantially all the Company’s proved reserves in Texas is attributable to the Giddings Field located in the Austin Chalk Trend (see Item 2 – Properties) which represented 59% and 63% of total net proved developed reserves on an MCFE basis at September 30, 2010 and 2009, respectively. All the Company’s proved reserves in West Virginia is attributable to the Oriskany formation of the Appalachian Basin’s Upper Devonian Section which represented 41% and 37% of total net proved developed reserves on an MCFE basis at September 30, 2010 and 2009, respectively. All the Company’s proved undeveloped reserves in Texas is attributable to the Giddings Field located in the Austin Chalk Trend.

Estimated Future Net Revenues and Present Worth

Estimated future net revenues of the Company’s net oil and gas reserves at the date indicated and the present worth thereof employing a ten percent (10%) discount factor is set forth in the following tabulation:

	September 30
	2010	2009
Future Net Revenues :
Proved Developed Oil and Gas Reserves	$1,686,066	$669,893
Proved Undeveloped Oil and Gas Reserves	$2,800,573	$2,109,271
Total Proved Oil and Gas Reserves	$4,486,639	$2,779,164
Present Worth:
Proved Developed Oil and Gas Reserves	$1,099,727	$492,814
Proved Undeveloped Oil and Gas Reserves	$1,766,737	$1,358,822
Total Proved Oil and Gas Reserves	$2,866,464	$1,851,636

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

Zeolite

Texas - Through September 30, 2010, the Company mined approximately 1,310 tons of material for the preparation of samples and test products. Approximately 75 tons have been sold or distributed as the Company’s trademarked ReNuGen™, a zeolite based, wastewater treatment product. During fiscal 2010 and 2009, approximately 120 and 20 tons, respectively, were sold for use in certain agricultural oriented products.  The Company has also provided material for various environmental testing and waste purification projects and currently has approximately 1,000 tons available for product processing. During fiscal 2006, the Company initiated a confirmation geologic field mapping project and commenced a resource definition program, as well as a core hole drilling and sampling program to delineate Mineralized Materials in sufficient quantities to support large scale mining operations.   These efforts targeted 438 acres of the 5,200 acres held by the Company which are most likely to be subjected to initial development. During fiscal 2007, Krumrey Industrial Minerals, LLC, formerly known as KT Minerals, Inc. (“KIM”), completed the evaluation of the target area.  KIM has identified 75.7 million tons of Mineralized Materials associated with the target area. At September 30, 2010, the Company is also exploring alternatives for the development and marketing of additional zeolite based products for introduction into the industrial and environmental markets.

Utah – As of September 30, 2010, the Company is not conducting any exploration activities on Three Creek zeolite deposit.

Kaolin

The Company has 17 Federal Placer mining claims covering approximately 2,720 acres and 8 Lode claims covering approximately 160 acres covering a portion of its existing holdings. The Company has maintained all of its claims during fiscal year 2010. Through September 30, 2010, the Company did not produce commercial quantities of its Sierra Kaolin. Sierra Kaolin was mined in previous years for testing by prospective customers.

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

Item 2.  Properties.

OIL AND GAS INTERESTS

Texas

Substantially all of the Texas properties are located in the Austin Chalk Trend.   The Austin Chalk Trend consists of the Austin Chalk, Buda, Georgetown and Edwards formations, extends for approximately 300 miles in length and 50 miles across, and is encountered at depths of 5,500 to 18,000 feet.  These reservoirs are generally of low permeability. Historically, these formations were considered to be economically marginal except in areas where the reservoir rocks are highly fractured. In later years, stimulation by mechanical fracturing of the rock resulted in increasing hydrocarbon recoveries and extensive development of the Trend. Ongoing technical developments using horizontal drilling techniques allow the well bore to intersect, if present, series of vertical fracture systems instead of a single one, thus resulting in higher rates of production and recoverable reserves, at the cost of a more expensive drilling effort.  Whether an individual well will be economic, even if horizontally drilled, depends largely upon intersecting fractured portions of the formation, which cannot be predicted. Certain locales appear to contain more fracturing than others.  It is not unusual for an individual well to produce as much as forty percent (40%) of the primary recoverable reserves during the first two years of production and the remainder over a period of ten to fifteen years.  The Company is presently evaluating joint venturing with third parties to develop its Texas Properties.  The Company operates twenty-five (25) wells in Texas.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information as of September 30, 2010 regarding securities authorized for issuance under equity compensation plans including the Non-Qualified Independent Director Stock Option Plan and individual compensation arrangements (see “Recent Sales of Unregistered Securities – Option and Warrants” below):
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	600,000	$0.32	200,000
Equity compensation plans not approved by security holders	2,022,305	$0.39	-
Total	2,622,305	$0.38	200,000

Recent Sales of Unregistered Securities

June 2009 Private Placement

 During June 2009, the Company offered a Private Placement under the provisions of Regulation D promulgated under the Securities Act of 1933, as amended (the “2009 Private Placement”). The 2009 Private Placement consists of up to Five Hundred Thousand Dollars ($500,000) of 7.25% Convertible Debentures (“Debentures” or “Debenture”).  The Debentures offered by the Company, are five (5) year instruments maturing on July 30, 2014, bearing interest at seven and one quarter percent (7.25%) per annum on the balance outstanding from time to time.  Interest will commence to accrue immediately upon issuance of the Debentures and will be paid quarterly on each September 30, December 31, March 31 and June 30, which the Debentures are outstanding.  Payment of principal will commence on September 30 following the second anniversary of the Closing Date of this Offering. The debentures are convertible at a conversion price equal to the greater of either $0.14 per share or an amount equal to 80% of the average of the closing bid and ask prices of the Common Stock for the 5 trading days immediately preceding the conversion date.  The Company extended the offering period for the Debentures until December 31, 2010 at the request of potential investors. Through September 30, 2010, this private placement raised $195,000 (net of fees and expenses) for the Company. The Company is utilizing the proceeds of this private placement for general working capital purposes.

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

(2)
In December 2009, the Board of Directors granted (a) an option to purchase 200,000 shares of stock to a Director  (Lord Gilbert) under the Company’s Non-qualified Independent Director Stock Option Plan, (b) an option to purchase 500,000 shares of Common Stock to a Director (Dov Amir) and (c) an option to purchase 500,000 shares of Common Stock to the President/Director (Gary J. Novinskie). The options are exercisable through December 2014 at an exercise price of $0.21 per share.  The options vest 50% in December 2010 and 25% in each of December 2011 and 2012.

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

On January 12, 2011, Sonata Investment Company, Ltd. loaned $60,000 to the Company pursuant to a promissory note of same date. The Company issued warrants for the purchase of 500,000 shares of stock at an exercise price of $0.12 per share.  The warrants expired on December 31, 2015.

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

Results of Operations:

Fiscal year ended September 30, 2010, compared to fiscal year ended September 30, 2009:

	2010	2009
Revenues	$659,065	$656,048
Net Loss	$(1,245,369)	$(3,244,941)
Oil and Gas Production and Cost Information:
Production:
Oil (Bbl)	1,791	2,880
Gas (Mcf)	33,180	39,925
MCFE	43,926	57,205
Average price:
Oil (per barrel)	$74.63	$54.91
Gas (per Mcf)	$5.91	$5.51
Per MCFE	$7.51	$6.61
Lease Operating Expenses and Production and Severance Taxes per MCFE	$4.18	$3.71

Bbl =    Barrels of oil
Mcf   = One Thousand cubic feet of gas
MCFE = One Thousand cubic feet of gas equivalent

Oil and Gas Operations

Oil and Gas Sales

Oil and Gas Sales decreased to $329,724 for fiscal 2010 from $378,006 for fiscal 2009. See the table above in respect to production, average prices and lease operating expenses and production and severance taxes per MCFE. The average price per MCFE of sales of oil and gas production increased 14%. The decrease in oil and gas production (23% on an MCFE basis) experienced during fiscal 2010 is primarily a result of wells being “off-line” for repair, declines in the producing gas-oil ratio from certain producing wells operated by the Company in Texas and curtailments resulting from third party maintenance of natural gas pipelines and processing facilities servicing these properties. Approximately 85% of the decrease in total oil and gas production is related to the aforementioned items affecting the wells operated in Texas and the remaining 15% of the decrease in total oil and gas production approximates the anticipated decline in production from the wells. At September 30, 2011, five wells in Texas were off-line awaiting repairs to certain mechanical items such as tubing, rods, down-hole pumps and/or pumping units. Generally, a well is off-line for less than two months; however, rig availability from third party contractors impacts the timing of the well work.

Well Management Revenue

Well Management Revenue increased 17% to $309,855 for fiscal 2010 from $263,545 for fiscal 2009. The increase is primarily a result of the (a) increase in rates of overhead charges per well as provided in the joint operating agreements governing such wells.

Lease Operating Expenses and Production and Severance Taxes

The 13% increase in Lease Operating Expenses and Production and Severance Taxes Tax per MCFE is primarily the result of the decrease in oil and gas production. Lease Operating Expenses and Production Tax totaled $183,777 for fiscal 2010 and $212,495 for fiscal 2009.

Depreciation, Depletion and Amortization - Oil and Gas

Depreciation, depletion and amortization (“DD&A”) – Oil and Gas totaled $131,400 and $179,400 for fiscal 2010 and 2009, respectively. This 27% decrease is primarily the result of the 23% decrease in production of oil and gas.

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

Liquidity and Capital Resources

The Company’s cash flow used for operating activities was $199,077 for fiscal 2010 and $461,129 for fiscal 2009, respectively. Accounts payable increased $284,910 during fiscal 2010. Funds have been and are being deployed in efforts to enhance the commercial viability of the Company’s existing resource assets, to identify potential expansion opportunities and to retire obligations associated with the Company’s assets. The Company’s net cash at September 30, 2010 totaled $121,447. As of September 30, 2010, the Company and certain of its subsidiaries were in default of various obligations and certain debt obligations (see Notes 6, 7, 9, 10 and 11 of the Notes to Consolidated Financial Statements).

Such defaulted obligations at September 30, 2010 include the following:

Amounts included in accounts payable:
Vendor Settlement	$92,921
EV&T – fees and expenses	169,583
Note payable and accrued interest– related party	173,415
EV&T note payable and accrued interest	840,315
CAMI notes payable and accrued interest	928,140
Accrued salary expense	956,315
Total	$3,160,689

The above amounts are primarily owed to related parties and they are working with the Company to achieve the ultimate extinguishment of the obligations as the Company attempts to achieve profitability within its mineral segment.

Liquidity is a measure of a Company’s ability to access cash.  The Company has historically addressed its long-term liquidity requirements through the issuance of equity securities and borrowings or debt financing for certain activities. The Company’s estimates its capital needs to approximate $360,000 for fiscal 2011 to satisfy debt payments to unrelated parties and current operating costs and expenses. The Company believes the related parties will continue working with the Company to achieve the ultimate extinguishment of obligations due such parties. The Company will continue its offering pursuant to the 2009 Private Placement as discussed below.

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

SEE ACCOMPANYING AUDITORS’ REPORT AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Subscriptions Receivable	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, September 30, 2008	145,000	$1,450	43,081,346	$430,813	$45,118,409	$(37,119,203)	$(576,000)	$(190)	$7,855,279
Conversion of 7.25% Convertible Debentures into Common Stock			989,286	9,893	114,382				124,275
Issuances of Stock For Services Performed			1,000,000	10,000	80,000				90,000
Issuance of Stock for Equity Placement Services			30,179	302	3923				4,225
Other Comprehensive Loss								(3,927)	(3,927)
Stock-based Compensation Expense					62,399				62,399
Interest Expense Resulting from Beneficial Conversion Feature of Convertible Debentures					23,402				23,402
Preferred Dividends						(115,891)			(115,891)
Net Loss						(3,244,941)			(3,244,941)
Balance, September 30, 2009	145,000	$1,450	45,100,811	$451,008	$45,402,515	$(40,480,035)	$(576,000)	$(4,117)	$4,794,821
Conversion of 7.25% Convertible Debentures into Common Stock			221,134	2,211	34,289				36,500
Issuance of Stock For Patent License Rights			140,000	1,400	39,507				40,907
Other Comprehensive Loss								(1,488)	(1,488)
Stock-based Compensation Expense					62,848				62,848
Interest Expense and Discount Resulting from Beneficial Conversion Feature of Convertible Debentures					35,093				35,093
Preferred Dividends						(116,000)			(116,000)
Net Loss						(1,245,369)			(1,245,369)
Balance, September 30, 2010	145,000	$1,450	45,461,945	$454,619	$45,574,252	$(41,841,404)	$(576,000)	$(5,605)	$3,607,312

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

g.	Cash and Cash Equivalents; Restricted Cash Deposits

Cash and cash equivalents include cash and investments with original maturities of three months or less. The Company’s net cash at September 30, 2010, totaled $121,447. Restricted Cash Deposits of $105,961 at September 30, 2010, support financial assurance requirements for the Company’s operations in certain states as follows:

Texas and West Virginia Oil and Gas Operations Bonding Requirements	$60,013
New Mexico Minerals Operations Bonding Requirements	$45,948

h.	Fair Value Measurements

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

Oil and Gas Sales - Oil and natural gas revenue is recognized when the oil or natural gas is delivered to or collected by the respective purchaser, a sales agreement exists, collection for amounts billed is reasonably assured and the sales price is fixed or determinable. Title to the produced quantities transfers to the purchaser at the time the purchaser collects or receives the products. In the case of oil sales, title is transferred to the purchaser when the oil leaves the stock tanks and enters the purchaser’s trucks. In the case of gas production, title is transferred when the gas passes through the meter of the purchaser. It is the measurement of the purchaser that determines the amount of oil or gas purchased (although there are provisions for challenging these measurements if the Company believes the measurements are incorrect). Prices for such production are defined in sales contracts and may be based on certain publicly available indices. The purchasers of such production have historically made payment for oil and natural gas purchases within 30-60 days of the end of each production month. The Company periodically reviews the difference between the dates of production and the dates the Company collects payment for such production to ensure that receivables from those purchasers are collectible. The point of sale for the oil and natural gas production is at its applicable measurement facility; generally, the Company does not incur transportation costs related to our sales of oil and natural gas production. The Company does not currently participate in any gas-balancing arrangements. The Company does not recognize revenue for oil production held in stock tanks before delivery to the purchaser.

To the extent actual quantities and values of oil and natural gas are unavailable for a given reporting period because of timing or information not received from third parties, the expected sales volumes and price for those properties are estimated and recorded as Accounts Receivable in the accompanying financial statements.

Well Management Revenue – The amounts which may be charged by the Company for well management are set forth in the joint operating agreements governing the wells operated by the Company. Such well management fees consist of monthly operating charges as well as fees related to certain maintenance and capital improvements charged by the Company as operator of the applicable properties. Revenue is recognized when such fees are earned pursuant to the terms of such underlying agreements and collection for amounts billed is reasonably assured.

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

(1)
In December 2009, the Board of Directors granted (a) an option to purchase 200,000 shares of stock to a Director (Lord Gilbert) under the Company’s Non-qualified Independent Director Stock Option Plan, (b) an option to purchase 500,000 shares of Common Stock to a Director (Dov Amir) and (c) an option to purchase 500,000 shares of Common Stock to the President/Director (Gary J. Novinskie). The options are exercisable through December 2014 at an exercise price of $0.21 per share.  The options vest 50% in December 2010 and 25% in each of December 2011 and 2012.

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

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Estimated Net Quantities of Proved Oil and Gas Reserves

All of the Company’s oil and gas activities are conducted in the continental United States of America. Proved reserves are the estimated quantities which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operation conditions. Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods.  These reserve estimates were prepared by independent engineers and are based on current technology and economic conditions.  The Company considers such estimates to be reasonable; however, due to inherent uncertainties and the limited nature of reservoir data, estimates of underground reserves are imprecise and subject to change over time as additional information becomes available.

Hall Energy, Inc. (“Hall”), an independent petroleum engineering firm, evaluated all of the Company’s proved reserves on a consolidated basis as of September 30, 2010. A copy of the summary reserve report is included as Exhibit 99.2 to this Annual Report on Form 10-K. The technical person responsible for preparing our proved reserves estimates meets the requirements with regards to qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Hall does not own an interest in any of our properties and is not employed by us on a contingent basis.

The President of the Company works closely with Hall to ensure the integrity, accuracy and timeliness of the data used to calculate the Company’s proved reserves. The President meets with Hall to discuss the assumptions and methods used in the estimation process. The Company provides historical information to Hall for the properties such as ownership, oil and gas production, well test data, commodity prices and operating and development costs. The preparation of the proved reserve estimates are completed in accordance with our internal control procedures which include verification of input data used by Hall, as well as extensive management review and approval.

All of the reserve estimates are reviewed and approved by the President of the Company. The President of the Company holds a Bachelor of Science degree in Petroleum Engineering from the Pennsylvania State University in Petroleum and Natural Gas Engineering with more than 35 years of experience in preparing reserve reports under the guidelines of the SEC with both major and independent oil and gas entities.

The Company’s proved undeveloped reserves are the estimated quantities which geological and engineering data indicates can be recovered in future years from the drilling of new wells on undrilled acreage (development) and/or from existing wells with the expenditure of significant funds (redevelopment). These reserves estimates were prepared by the Company’s independent consulting engineer and are based on the available technology and the prevailing market conditions. All of the Company’s identified development and redevelopment opportunities are associated with acreage held by production from existing wells, which factored into the assessment of the undeveloped reserves. The company believes that the proved undeveloped reserves will be developed within the next few years as a result of renewed interest in the area of its properties. The prevailing oil price and the development of properties in “resource plays” in the area of the Company’s acreage are major factors contributing to such interest

The following table shows the changes in the Company's proved oil and gas reserves for the year:

	2010		2009
	CRUDE OIL AND CONDENSATE (BARRELS)	NATURAL GAS (MMCF)	CRUDE OIL AND CONDENSATE (BARRELS)	NATURAL GAS (MMCF)
Proved Developed and Undeveloped Reserves:
Balance Beginning of Year	76,679	399	92,584	506
Acquisition of Reserves	-	-	-	-
Disposition of Reserves	-	-	-	-
Revision of Previous Estimates	9,594	156	(13,025)	(67)
Production for Year	(1,791)	(33)	(2,880)	(40)
Balance - End of Year	84,482	522	76,679	399
At End of Year:
Proved Developed Reserves	19,396	333	12,441	212
Proved Undeveloped Reserves	65,086	189	64,238	187

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

FINANCIAL STATEMENTS.

The following audited financial statements are included herein in Item 8 of Part II:
*	Report of Independent Registered Public Accounting Firm
*	Consolidated Balance Sheets
*	Consolidated Statements of Operations
*	Consolidated Statements of Shareholders’ Equity
*	Consolidated Statements of Cash Flow
*	Notes to Consolidated Financial Statements

SUPPLEMENTAL INFORMATION.

The following supplemental information is included herein in Item 8 of Part II:
*	Estimated Net Quantities of Proved Oil and Gas Reserves
*	Standardized Measure of Discounted Future Net Cash Flow from Estimated Production of Proved Oil and Gas Reserves
*	Summary of Changes in Standardized Measure of Discounted Future Net Cash Flows

EXHIBITS.

Exhibit No.	Description	Location

2.1	Agreement and Plan of Merger dated as of July 7, 2001, by and among Daleco Resources Corporation, DROC Acquisition, Inc., 16/6, Inc. and Thomas Smith	Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form SB-2 as filed with the SEC on September 3, 2002

2.2	Agreement and Plan of Reorganization dated March 26, 2002 by and among Daleco Resources Corporation, a Delaware Corporation, and Daleco Resources Corporation of Nevada, a Nevada Corporation	Incorporated by reference to Exhibit 16(a) to the Company’s Current Report on Form 8-K dated April 10, 2002, as filed with the SEC on April 11, 2002

2.3	Agreement and Plan of Reorganization by and among Daleco Resources Corporation, Strategic Minerals, Inc. and Clean Age Minerals, Incorporated dated September 19, 2000	Incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form SB-2 as filed with the SEC on September 3, 2002

2.4	Articles of Merger of Daleco Resources Corporation, a Delaware corporation, into and with Daleco Resources Corporation of Nevada, a Nevada corporation, dated March 26, 2002	Incorporated by reference to Exhibit 16(d) to the Company’s Current Report on Form 8-K dated April 10, 2002, as filed with the SEC on April 11, 2002

2.5	Certificate of Merger of Daleco Resources Corporation, a Delaware corporation, into and with Daleco Resources Corporation of Nevada, a Nevada corporation, dated March 26, 2002	Incorporated by reference to Exhibit 16(e) to the Company’s Current Report on Form 8-K dated April 10, 2002, as filed with the SEC on April 11, 2002

3.1	Articles of Incorporation of Daleco Resources Corporation of Nevada, Inc., a Nevada corporation	Incorporated by reference to Exhibit 16(b) to the Company’s Current Report on Form 8-K dated April 10, 2002, as filed with the SEC on April 11, 2002

3.2	Audit Committee Charter effective December 9, 2005	Incorporated by reference to Exhibit 3.7 to the Company’s Annual Report on Form 10-KSB for the fiscal year ending September 30, 2005, as filed with the SEC on January 17, 2006

3.3	By-Laws of Daleco Resources Corporation of Nevada, Inc., a Nevada corporation	Incorporated by reference to Exhibit 16(c) to the Company’s Current Report on Form 8-K dated April 10, 2002, as filed with the SEC on April 11, 2002

3.4	Corporate Governance Policy effective April 10, 2008	Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2008, as filed with the SEC on May 15, 2008

3.5	Nominating and Governance Committee Charter effective April 10, 2008	Incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2008, as filed with the SEC on May 15, 2008

3.6	Compensation Committee Charter effective April 10, 2008	Incorporated by reference to Exhibit 3.6 to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2008, as filed with the SEC on May 15, 2008

Exhibit No.	Description	Location

3.7	Certificate of Amendment to Articles of Incorporation effective March 16, 2006	Incorporated by reference to Exhibit 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, as filed with the SEC on May 23, 2011

10.1	Securities Purchase Agreement - Letter of Intent dated July 23, 2001, by and between Terra Silex Holdings, LLC and Daleco Resources Corporation	Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form SB-2 as filed with the SEC on September 3, 2002

10.2	Stock Purchase Agreement dated September 20, 2001 by and between Terra Silex Holdings Ltd. Co. and Daleco Resources Corporation	Attached hereto

10.3	Warrant Agreement, dated September 21, 2001, between Terra Silex Holdings Ltd. Co. and Daleco Resources Corporation	Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form SB-2 as filed with the SEC on September 3, 2002

10.4	Employment Agreement, dated November 30, 2001, between the Registrant and Dov Amir	Attached hereto

10.5	Employment Agreement, dated November 30, 2001, between the Registrant and Gary Novinskie	Attached hereto

10.6	Not Used

10.7	Key Man Contract, dated November 30, 2001, between the Company Robert E. Martin	Attached hereto

10.8	First Amendment to Master Distribution and Marketing Agreement among the Company and Sumitomo Corporation of America dated September 14, 2004	Incorporated by reference to the attachment to the Company’s Form 8-K as filed with the SEC on September 16, 2004

10.9	Memorandum of Understanding for Development of Sierra Kaolin Deposit dated November 30, 2004	Incorporated by Reference to Exhibit 10.9 to the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007 as filed with the SEC on February 14, 2008

10.10	Development and Operating Agreement (Calcium Carbonates, Cibola County, NM) dated February 14, 2005	Incorporated by Reference to Exhibit 10.38 to the Company’s Form 8-K as filed with the SEC on February 17, 2005

10.11	Market and Product Development Agreement dated February 22, 2005	Incorporated by Reference to Exhibit 10.39 to the Company’s Form 8-K as filed with the SEC on March 1, 2005

10.12	Sierra Kaolin Operating License dated March 11, 2005	Incorporated by Reference to Exhibit 10.39 to the Company’s Form 8-K as filed with the SEC on March 17, 2005

10.13	Employment Agreement, effective August 10, 2005, between the Company and Stephan V. Benediktson	Incorporated by Reference to Exhibit 10.13 to the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007 as filed with the SEC on February 14, 2008

Exhibit No.	Description	Location

10.14	Employment Agreement, effective August 10, 2005, between the Company and Nathan K. Trynin	Incorporated by Reference to Exhibit 10.14 to the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007 as filed with the SEC on February 14, 2008

10.15	Third Amendment To Limestone Mining Lease and Agreement, dated August 22, 2007	Incorporated by Reference to Exhibit 10.15 to the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007 as filed with the SEC on February 14, 2008

10.16	Employment Agreement, dated March 10, 2006, between the Company and Richard Thibault	Incorporated by reference to Exhibit 10.44 to the Company’s Form 8-K filed with the SEC on March 13, 2006.

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

10.18	Separation Agreement, dated October 27, 2006, between the Company and Dov Amir	Incorporated by Reference to Exhibit 10.18 to the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007 as filed with the SEC on February 14, 2008

10.19	Employment Agreement, dated January 23, 2006, between the Company and David L. Matz	Incorporated by Reference to Exhibit 10.19 to the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007 as filed with the SEC on February 14, 2008

10.20	Employment Agreement, dated October 4, 2006, between the Company and Richard W. Blackstone	Incorporated by Reference to Exhibit 10.20 to the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007 as filed with the SEC on February 14, 2008

10.21	Non-qualified Independent Director Stock Option Plan Approved by the Shareholders at the Annual Meeting on March 24, 2004	Attached hereto

10.22	Second Amendment to Loan Agreement dated December 31, 2003	Incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2009, as filed with the SEC on May 20, 2009

14.1	Code of Ethics adopted December 9, 2005	Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ending September 30, 2005, as filed with the SEC on January 17, 2006

Exhibit No.	Description	Location

21	Subsidiaries of the Company	Incorporated by Reference to Exhibit 21 to the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007 as filed with the SEC on February 14, 2008

23.1	Consent of Krumrey Industrial Minerals, LLC dated December 29, 2010	Attached hereto

31.1	Certification of Gary J. Novinskie, Interim Chief Executive Officer and President dated January 13, 2011	Attached hereto

31.2	Certification of Gary J. Novinskie, Chief Financial Officer dated January 13, 2011	Attached hereto

32.1	Certification of Gary J. Novinskie, Interim Chief Executive Officer and President dated January 13, 2011	Attached hereto

32.2	Certification of Gary J. Novinskie, Chief Financial Officer dated January 13, 2011	Attached hereto

99.1	Location Maps for Registrant’s Zeolite lease in Marfa County, Texas, Kaolin Claims in Sierra County, New Mexico, and Zeolite Claims in Beacon County, Utah	Attached hereto

99.2	Summary Reserve Report of Hall Energy, Inc. dated November 4, 2011	Attached hereto

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DALECO RESOURCES CORPORATION

Dated: November 4, 2011	By:	/s/ Gary J. Novinskie
Gary J. Novinskie, Interim Chief Executive Officer, President
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 4, 2011	By:	/s/ Gary J. Novinskie
Gary J. Novinskie, Interim Chief Executive Officer, President,
Chief Financial Officer (Principal Financial Officer) and
Director

Dated: November 4, 2011	By:	/s/ Richard W. Blackstone
Richard W. Blackstone, Controller (Chief Accounting Officer)

Dated: November 4, 2011	By:	/s/ John Gilbert
John Gilbert, Director

Dated: November 4, 2011	By:	/s/ David A. Grady
David A. Grady, Director

Dated: November 4, 2011	By:	/s/ Carl A. Haessler
Carl A. Haessler, Director

Dated: November 4, 2011	By:	/s/ Robert E. Martin
Robert E. Martin, Director

Dated: November 4, 2011	By:	/s/ Charles T. Maxwell
Charles T. Maxwell, Director