Form 10-K
period 2011-09-30
DALECO RESOURCES CORP
filed 2012-02-15
CIK 746967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

Commission File Number: 0-12214

DALECO RESOURCES CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	23-2860734
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

17 Wilmont Mews, 5th Floor

West Chester, Pennsylvania 19382

(Address of principal executive offices)

(Zip Code)

(610) 429-0181

(Registrant’s telephone number, including are code)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:
Title of each class
Common Shares, Par Value $.01

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐ Other than this Form 10-K.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates on March 31, 2011, was approximately $7,142,000. This amount is based on the average bid and asked price of the Registrant’s common stock on the NASDAQ Over the Counter Market, Bulletin Board ("OTCBB") on that date. Shares of common stock beneficially held by executive officers and directors of the Registrant are not included in the computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

48,988,914 common shares, $0.01 par value, were outstanding on January 31, 2012.

DOCUMENTS INCORPORATED BY REFERENCE - None

DALECO RESOURCES CORPORATION

FORM 10-K

FOR THE YEAR ENDED SEPTEMBER 30, 2011

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

Some of the information, including all of the estimates and assumptions, in this report contain forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this report, including, but not limited to, statements regarding our future financial position, business strategy, budgets, projected costs, savings and plans, objectives of management for future operations, legal strategies, and legal proceedings, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “intend”, “estimate”, “anticipate”, “believe”, or “continue” or the negative thereof or variations thereon or similar terminology. Except for statements of historical or present facts, all other statements contained in this report are forward-looking statements. The forward-looking statements may appear in a number of places and include statements with respect to, among other things: business objectives and strategic plans; operating strategies; acquisition strategies; drilling wells; oil and gas reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues); estimates of future production of oil, natural gas and minerals; expected results or benefits associated with recent acquisitions; marketing of oil, gas and minerals; expected future revenues and earnings, and results of operations; future capital, development and exploration expenditures; expectations regarding cash flow and future borrowings sufficient to fund ongoing operations and debt service, capital expenditures and working capital requirements; nonpayment of dividends; expectations regarding competition; impact of the adoption of new accounting standards and the Company’s financial and accounting systems; and effectiveness of the Company’s control over financial reporting.

These forward-looking statements are subject to numerous assumptions, risks, and uncertainties. Factors that may cause our actual results, performance, or achievements to be materially different from those anticipated in forward-looking statements include, among others, the following:

•	adverse economic conditions in the United States and globally;
•	difficult and adverse conditions in the domestic and global capital and credit markets;
•	domestic and global demand for oil and natural gas and non-metallic minerals;
•	volatility of the market prices for crude oil and natural gas and non-metallic minerals;
•	the effects of government regulation, permitting, and other legal requirements;
•	the geologic quality of our properties with regard to, among other things, the existence of hydrocarbons in economic quantities;
•	uncertainties about the estimates of our oil and natural gas reserves;
•	our ability to increase our production and oil and natural gas income through exploration and development;
•	our ability to successfully apply horizontal drilling techniques and tertiary recovery methods;
•	the number of well locations to be drilled, the cost to drill, and the time frame within which they will be drilled;
•	the effects of adverse weather on operations;
•	drilling and operating risks;
•	the availability of equipment, such as drilling rigs, transportation pipelines and mining equipment;
•	changes in our oil and gas drilling and minerals development plans and related budgets;
•	the adequacy of our capital resources and liquidity including, but not limited to, access to additional borrowing capacity; and
•	uncertainties associated with our legal proceedings and their outcome.

Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of the respective document. Other unknown or unpredictable factors may cause actual results to differ materially from those projected by the forward-looking statements. Most of these factors are difficult to anticipate and may be beyond our control. Unless otherwise required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

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

The Company's assets consist of two separate categories: oil and natural gas and non-metallic minerals. At September 30, 2011, the Company owns a United States Patent related to its minerals.

The Company is a Nevada corporation and its Articles provide for authorized capital stock of 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

All of the Company’s oil and gas properties are located onshore within the continental United States of America. The Company, through its wholly-owned subsidiaries, Westland Resources Corporation, DRI Operating Company and Deven Resources, Inc., owns and operates oil and gas properties located in Pennsylvania, Texas and West Virginia. The Company owns overriding royalty interests in (i) two wells in Pennsylvania and (ii) one well in Texas. The Company does not own working interests in the wells located in Pennsylvania that it operates.

The Company does not refine any crude oil or market, at retail, any oil or petroleum products. The Company does not own any drilling rigs. All of its drilling activities are performed by independent drilling contractors on a contract basis.

Deven Resources, Inc. (“DRI”) is the managing general partner of Deerlick Royalty Partners L.P., a Delaware limited partnership, which owns overriding royalty interests in seventy wells in the Deerlick Coalbed Methane Field located in Tuscaloosa County, Alabama. DRI is also the sole shareholder of DRI Operating Company which operates wells and has oil and gas interests in West Virginia and Pennsylvania.

As of September 30, 2011, the Company owned working interests in 28 wells in Texas and West Virginia. Throughout the twelve month period beginning October 1, 2010 and ending September 30, 2011, the Company has experienced an average increase of 11% in the unit of production weighted average sales price it received for its oil and natural gas products as compared to the twelve month period beginning October 1, 2009 and ending September 30, 2010.

Clean Age Minerals, Inc., through its wholly-owned subsidiary, CA Properties, Inc. (collectively “CAMI”), owns a fee title interest, leasehold interest and Federal Placer and Lode mining claims containing non-metallic and other minerals in Texas, New Mexico and Utah. CAMI is presently engaged in the exploration for such minerals. CAMI intends to mine the minerals through the use of contract miners and arrangements with its joint venture partner. At September 30, 2011, CAMI owns a patent which utilizes many of the minerals owned by or under lease to CAMI for the cleansing, decontamination and remediation of air, water and soils.

In February 2010, the Company entered into a License Agreement concerning two US method patents for the treatment of sanitary wastewaters. Such patents utilize the Company’s zeolite. The license applies to the US and covers the use of the technology in water, wastewater and waste treatment in animal feed operations, agriculture, and aquaculture. In addition, the license applies to the treatment of sanitary wastewater on Federal facilities, military bases and lands administered by the US Bureau of Indian Affairs.

OIL AND NATURAL GAS

Beginning at page 87 of this report, a glossary of oil and natural gas terms used throughout this report is included.

See Item 8 of Part II for additional information relating to the oil and natural gas activities of the Company.

Property Acquisition and Disposition

During fiscal 2011 and 2010, the Company did not acquire any oil and gas properties or drilling prospects. During fiscal 2011, the Company did not dispose of any oil and gas properties. During fiscal 2010, the Company sold its interests in nineteen undeveloped (unproved) net acres in Harrison County, Texas. Within the oil and gas sector, the Company faces competition from entities possessing substantially larger financial resources and staffs. The demand for domestically produced oil and natural gas remains high and should remain at these levels in the foreseeable future especially in light of worldwide demand, the turmoil in the Middle East, decreased production from Central America and political instability in South America. Domestic and increasing world demands, especially in the Pacific Basin, for crude oil and natural gas will continue to increase. The domestic oil industry is subject to the fluctuations inherent in the global energy industry. Natural gas and crude oil prices have fluctuated on the spot market and each is a commodity traded on the mercantile exchange. However, most of the Company’s products (natural gas and crude oil) are sold under contracts that provide the Company with competitive pricing within its operating areas.

During fiscal 2012, the Company intends to continue to focus on: (i) identifying niche acquisition and developmental opportunities within the oil and gas sector that can be economically exploited, and (ii) identifying third parties who will, either individually or in conjunction with the Company, develop certain of the Company’s leasehold interests.

Marketing and Production of Oil and Gas, Delivery Commitment

The Company does not refine or engage in retail sales of any petroleum products. All of its production is sold, at the wellhead, to a variety of customers, which include pipelines, oil and natural gas gathering firms and other purchasers, pursuant to written agreements. Generally, sales of oil and natural gas are made at prevailing market prices or tied to a benchmark price under long-term contracts. Typically, oil purchase agreements are of short duration and provide for market sensitive pricing. Generally, natural gas contracts are of a longer duration. The Company is a party to two long-term natural gas sales contracts which contain provisions concerning annual price adjustments and two contracts that renew annually. The Company is not obligated to provide a fixed and determinable quantity of oil and/or natural gas under existing contracts or agreements.

The availability of a market for oil and natural gas produced from the properties of the Company and prices received are dependent upon numerous factors, substantially all of which are beyond the control of the Company. Such factors include the level of domestic production, the availability of imported oil and gas, actions taken by foreign producing nations, the availability of distribution and transportation facilities and capacity thereon, the availability and price of fuels competitive with oil and gas, world and domestic demand for oil and gas and refined products, governmental regulations, environmental restrictions, drilling moratoriums and taxation. Such factors make it impracticable to predict with any degree of certainty future demand for or prices of the oil or gas produced by the Company.

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

Customers

The following table identifies the Company’s customers who purchased in excess of five percent (5%) of the Company’s oil and natural gas during the fiscal year ended September 30, 2011:

Name and Location of Purchaser		Percentage
ETC Texas Pipeline, Ltd.(1)	San Antonio, Texas	30%
Gulfmark Energy, Inc.	Houston, Texas	32%
Sheridan Production Company LLC	Houston, TX	20%
Volunteer Energy Services, Inc.	Pickerington, Ohio	14%

(1)	The Company’s production of natural gas from its operated wells in the Giddings Field, Texas, is sold to ETC Texas Pipeline, Ltd. pursuant to a long standing contract expiring January 31, 2013, with an annual renewal provision which covers a number of the Company’s Texas leases. Subject to various conditions, ETC has agreed to buy all of the Company’s natural gas produced from the Giddings Field. The Company receives eighty percent (80%) of the weighted average monthly sales price for liquid products extracted from natural gas delivered to ETC and eighty percent (80%) of the resale prices for dry residual gas. Prices received by the Company are subject to deductions for taxes, compression and similar charges.

The Company does not believe that the loss of any one of these customers would have a material adverse effect upon the Company’s revenues since there are numerous purchasers of oil and natural gas in the areas in which the Company operates.

Production

Substantially all the Company’s production of oil and natural gas in Texas is attributable to the Giddings Field located in the Austin Chalk Trend (see Item 2 – Properties) which represented 66% and 71% of total oil and gas production on an MCFE basis for fiscal 2011 and 2010, respectively. All the Company’s production of natural gas in West Virginia is attributable to the Oriskany formation of the Appalachian Basin’s Upper Devonian Section which represented 34% and 29% of total oil and natural gas production on an MCFE basis for fiscal 2011 and 2010, respectively.

The following table summarizes the Company’s net oil and natural gas production for the periods indicated, shown in barrels (“Bbls”) and, thousand cubic feet (“Mcf”):

	Fiscal Year Ended September 30
	2011	2010
Texas:
Oil (Bbls)	1,711	1,791
Gas (Mcf)	18,520	20,523
Average Bbls/day	5	5
Average Mcf/day	51	56
Pennsylvania:
Gas (Mcf)	25	85
Average Mcf/day	-	-
West Virginia:
Gas (Mcf)	14,534	12,572
Average Mcf/day	40	34
TOTALS:
Oil (Bbls)	1,711	1,791
Gas (Mcf)	33,079	33,180
Average Bbls/day	5	5
Average Mcf/day	91	91

The following table summarizes for the periods indicated the average price per barrel (“Bbl”) of oil, the average price per thousand cubic feet (“Mcf”) of natural gas and average sales price and production costs per gas equivalent. In determining the prices received by the Company, the revenues are attributed to the Company’s net revenue interests. Production costs incurred by the Company include expenses of operation attributable to the Company’s working interests. For the purpose of determining Mcf equivalents (“MCFE”), one Bbl of oil has been converted to gas equivalents at the rate of one Bbl per six Mcf.

	Fiscal Year Ended September 30
	2011	2010
Texas
Average Sale Price Per Bbl	$89.87	$74.63
Average Sale Price Per Mcf	$7.60	$6.59
Pennsylvania
Average Sale Price Per Mcf	$4.96	$4.56
West Virginia
Average Sale Price Per Mcf	$4.48	$4.80
Combined Properties
Average Sale Price Per Bbl	$89.87	$74.63
Average Sale Price Per Mcf	$6.28	$5.91
Average Sale Price Per MCFE	$8.34	$7.51
Average Production Costs per MCFE	$3.36	$3.39

Drilling Activity

The Company did not participate in the drilling of any exploratory or development wells in fiscal 2011 or 2010. Such information should not be considered indicative of future performance or prospects of the Company. There is no necessary correlation between the number of producing wells, whether developmental or exploratory, completed during any period and the aggregate reserves or future net income generated.

Wells and Acreage

The Company owns no Undeveloped Acreage at September 30, 2011 and 2010. Certain of the Developed Acreage owned by the Company are limited as to depths and/or formations. The following tables set forth certain information as of September 30, 2011 and 2010:

	2011		2010
Well Count	Gross Wells	Net Wells	Gross Wells	Net Wells
Texas	26	9.40	26	9.40
West Virginia	2	0.46	2	0.46
Total	28	9.86	28	9.86

Developed Acreage	Gross Acres	Net Acres	Gross Acres	Net Acres
Texas	5,069	1,813	5,069	1,813
Pennsylvania	382	382	382	382
West Virginia	1,777	432	1,777	432
Total	7,228	2,627	7,228	2,627

Proved Reserves

The Company causes to be prepared an annual estimate of its proved oil and gas reserves. These estimates are prepared by an independent consultant in a manner consistent with generally accepted procedures for such estimates. Proved developed reserves are estimated utilizing available data including but not limited to, the well’s geologic information, operating performance and the prevailing market conditions.

The Company has not filed reserves estimates with any United States authority or agency, other than estimates previously filed with the Securities and Exchange Commission. The following tables set forth the net proved developed and undeveloped reserves of the Company as of September 30, 2011 and 2010. All of the reserves are located on-shore within the United States.

Proved reserve estimates for the Company’s properties as of September 30, 2011 and 2010 were taken from reserve reports dated February 2, 2012 and December 30, 2010, respectively, prepared by Hall Energy, Inc. of Magnetic Springs, Ohio, with the figures utilizing constant product prices in accordance with reporting requirements. Hall Energy, Inc. is an independent petroleum engineering concern with an emphasis in the Appalachian and Ohio Basins.

	September 30
	2011	2010
Net Proved Developed Reserves:
Oil (Bbls)
Texas	34,149	19,396
Gas (Mcf)
Texas	154,048	147,989
Pennsylvania	-	-
West Virginia	188,814	184,904
Total	342,862	332,893
Net Proved Undeveloped Reserves:
Oil (Bbls)
Texas	-	65,086
Gas (Mcf)
Texas	-	188,852

Substantially all the Company’s proved reserves in Texas is attributable to the Giddings Field located in the Austin Chalk Trend (see Item 2 – Properties) which represented 66% and 59% of total net proved developed reserves on an MCFE basis at September 30, 2011 and 2010, respectively. All the Company’s proved reserves in West Virginia is attributable to the Oriskany formation of the Appalachian Basin’s Upper Devonian Section which represented 34% and 41% of total net proved developed reserves on an MCFE basis at September 30, 2011 and 2010, respectively.

All the Company’s proved undeveloped reserves at September 30, 2010 in Texas are attributable to the Giddings Field located in the Austin Chalk Trend. The Company has identified fifteen (15) potential development and redevelopment opportunities associated with its existing leasehold acreage. The economic viability and development timing of these opportunities were evaluated in terms of the prevailing market conditions as part of the Company’s annual reserve estimates. The development timing is impacted by producing wells as certain acreage is not available to be included in a developmental unit until production from certain currently producing wells becomes uneconomic. Based on this assessment, proven undeveloped reserves were assigned to four developmental opportunities at September 30, 2010. During fiscal 2011, such reserves were reclassified from proved to probable reserves as no progress was made during fiscal 2011 to convert such reserves to proved developed reserves. The company believes that the potential for the development of such locations will occur within the next few years as a result of renewed interest in the area of its properties. The prevailing oil price and the development of properties in “resource plays” in the area of the Company’s acreage are major factors contributing to such interest. At September 30, 2011, the Company has assigned probable and possible reserves to the fifteen (15) potential developmental locations.

Estimated Future Net Revenues and Present Worth

Estimated future net revenues of the Company’s proved net oil and gas reserves at the date indicated and the present worth thereof employing a ten percent (10%) discount factor is set forth in the following tabulation:

	September 30
	2011	2010
Future Net Revenues :
Proved Developed Oil and Gas Reserves	$3,369,816	$1,686,066
Proved Undeveloped Oil and Gas Reserves	$-	$2,800,573
Total Proved Oil and Gas Reserves	$3,369,816	$4,486,639
Present Worth:
Proved Developed Oil and Gas Reserves	$2,206,666	$1,099,727
Proved Undeveloped Oil and Gas Reserves (1)	$-	$1,766,737
Total Proved Oil and Gas Reserves	$2,206,666	$2,866,464

(1)	See the above discussion included in the “Proved Reserves” section.

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

The present values shown above should not be construed as the current market value of the estimated oil and gas reserves attributable to the Company’s properties. In accordance with applicable requirements of the Securities and Exchange Commission, the estimated discounted future net revenues from proved reserves are based, generally, on prices and costs as of the date of the estimate, whereas actual future prices and costs may be materially higher or lower. Actual future net revenues also will be affected by factors such as actual production, supply and demand for oil and gas, curtailments or increases in consumption by gas purchasers, changes in governmental regulations or taxation, the impact of inflation on operating costs, general and administrative costs and interest expense. Estimated future production is priced at the average price received for fiscal 2011 for the amounts at September 30, 2011 and the average price received for fiscal 2010 for amounts at September 30, 2010. The method of calculating the estimated product prices is in accordance with the reserve estimation and disclosure requirements of ASC Topic 932, Extractive Industries – Oil and Gas which the Company adopted on September 30, 2010. The timing of actual future net revenues from proved reserves, and thus their actual present value, will be affected by the timing of the incurrence of expenses in connection with development of oil and gas properties. In addition, the ten percent (10%) discount factor, which is required by the Commission to be used to calculate discounted future net revenues for reporting purposes, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the oil and gas industry. Discounted future net revenues, no matter what discount rate is used, are materially affected by assumptions as to the timing of future production and future expenses which may and often do prove to be inaccurate.

Reserves Reported To Other Agencies

There were no estimates or reserve reports of the Company’s proved domestic net oil or gas reserves filed with any governmental authority or agency other than the Securities and Exchange Commission during the fiscal years ended September 30, 2011 and 2010.

MINERAL INTERESTS

Beginning at page 90 of this report, a glossary of minerals and mining terms used throughout this report is included.

See Item 8 of Part II for additional information relating to the minerals activities of the Company.

General

The mining and marketing of non-metallic industrial minerals is highly competitive; however, the Company believes that the locations and quality of its mineral deposits will benefit its future development and sales efforts. By definition, the Company is an Exploration Stage entity in respect to its mineral holdings. In 2005, the Company contracted Denali Enterprises to review available technical data associated with the quantification of the mineral deposits in connection with the Company’s exploration efforts. Such review reaffirmed the existence of sufficient mineral deposits to continue with such efforts. The Company’s ability to develop these mineral deposits is dependent on its success in bringing in strategic partners with experience in or a demand for specific minerals and raising capital through third parties. In June 2007, the Company and TPA entered into a Restated Development and Operating Agreement in respect to the Sierra Kaolin. Under the Restated Development and Operating Agreement the Company and TPA continued the evaluation of the Sierra Kaolin (See “Kaolin” below). Independently, the Company has continued the evaluation of its zeolite properties. The Company continues to sell raw zeolite to third parties as animal feed supplement and for other uses, and market its zeolite based products such as its ReNuGen™, a product utilized in wastewater treatment applications. At September 30, 2011, the Company was and continues to be involved in discussions with one or more potential joint venture partners for the development and testing of additional zeolite based products and to provide capital for market introduction.

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

Mineralized Materials

Set forth below are the total gross acres, gross acres evaluated and estimated gross quantities of Mineralized Materials associated with the gross acres evaluated for the Company’s kaolin claims in Sierra County, New Mexico, zeolite lease and fee acreage in Presidio County, Texas, and zeolite claims in Beaver County, Utah. These Mineralized Materials were evaluated and estimated by a Competent Person.

State	Mineral	Total Gross Acres	Gross Acres Evaluated	Gross Mineralized Materials (millions of tons)
New Mexico	Kaolin	2,720	264	55.3
Texas	Zeolite	5,200	438	75.7
Utah	Zeolite	220	-	-

Zeolite

Texas - Through September 30, 2011, the Company mined approximately 1,300 tons of material for the preparation of samples and test products. Approximately 100 tons have been sold or distributed as the Company’s trademarked ReNuGen™, a zeolite based, wastewater treatment product. During fiscal 2011 and 2010, approximately 80 and 120 tons, respectively, were sold for use in certain agricultural oriented products. The Company has also provided material for various environmental testing and waste purification projects and currently has approximately 1,000 tons available for product processing. During fiscal 2006, the Company initiated a confirmation geologic field mapping project and commenced a resource definition program, as well as a core hole drilling and sampling program to delineate Mineralized Materials in sufficient quantities to support large scale mining operations. These efforts targeted 438 acres of the 5,200 acres held by the Company which are most likely to be subjected to initial development. During fiscal 2007, Krumrey Industrial Minerals, LLC, formerly known as KT Minerals, Inc. (“KIM”), completed the evaluation of the target area. KIM has identified 75.7 million tons of Mineralized Materials associated with the target area. At September 30, 2011, the Company is also exploring alternatives for the development and marketing of additional zeolite based products for introduction into the industrial and environmental markets.

Utah – As of September 30, 2011, the Company is not conducting any exploration activities on the Three Creek zeolite deposit.

Kaolin

The Company has 17 Federal Placer mining claims covering approximately 2,720 acres and 8 Lode claims covering approximately 160 acres covering a portion of its existing holdings. The Company has maintained all of its claims during fiscal 2011. Through September 30, 2011, the Company has not produced commercial quantities of its Sierra Kaolin. Sierra Kaolin was mined in previous years for testing by prospective customers.

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

In 1965, twenty core holes were drilled which produced 3,087 feet of core samples. In 1976, 17 core holes were drilled which produced 1,784 feet of core samples. During fiscal 2005, 16 core holes were drilled on a 32 acre area from which 1,442 feet of subsurface material was recovered. During fiscal year 2006, this subsurface material was broken down into over 600 samples which were subjected to detailed testing at three different laboratories. The testing phase of the project included roughly 20,000 tests which now comprise an extensive Sierra Kaolin data base. This data base was then utilized by the consulting firm of Pincock, Allen & Holt to develop detailed geologic models of the Sierra Kaolin deposit test area. Based on this work, it was determined that this 32 acre core tested area contained approximately 1.4 million tons of Mineralized Materials.

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

During fiscal 2010 and 2011, TPA proceeded with the next phase of the project which included: (i) further work to quantify Mineralized Materials; (ii) product identification and development; (iii) preparation of detail process flow sheets; and, (iv) establishment of equipment specifications, as well as marketing and capital requirements. In December 2009 the Sierra Kaolin Open Pit Clay Mine project cleared the regulatory review and the project’s definitive USDA Forest Service Plan of Operations was approved. This will facilitate the project moving to the next phase. These activities will continue in fiscal 2012.

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

Government Regulations

Oil and Natural Gas

There are statutory and/or regulatory provisions regulating the Company’s oil and natural gas operations. These statutes allow administrative agencies to promulgate regulations in connection with the development, production and sale of oil and natural gas, and to establish allowable rates of production.

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

The discharge of oil, natural gas or the by-products of drilling, reworking and producing oil and natural gas into the air, soil or water may give rise to liabilities for the restoration of the environment and to third parties. A variety of Federal and state laws and regulations govern the environmental aspects of the production, transportation and processing of hydrocarbons and may, in addition to other laws and regulations, impose liability in the event of a discharge or seepage (whether or not accidental). Compliance with such laws and regulations could increase the cost of the exploration, production and development of oil and natural gas reserves. The Company does not currently anticipate that compliance will have a material adverse effect on the ability of the Company to continue in the exploration, development or production of its existing reserves and the development and/or acquisition of new reserves.

The Company does not believe that its environmental risks are materially different from those of comparable companies in the oil and gas industry. The Company believes that it is in substantial compliance with all existing rules and regulations. No assurance can be given, however, that environmental laws will not, in the future, result in more onerous regulations causing a marked increase in the cost of production, development and exploration or otherwise adversely affect the Company’s operations or financial ability to maintain its existing reserves. Although the Company maintains insurance coverage for certain liabilities, to include insurance to cover specific environmental risks, such as seepage or discharge, other environmental risks may not be fully insurable.

Mineral Interests

The Company’s activities are subject to Federal and state laws and regulations relating to environmental quality and pollution control, safety rules as prescribed by Occupational Safety and Health Administration, and the provisions of the 1872 Mining Law and the 1976 Federal Land Policy Management Act. At present, the Company does not intend to engage in mining activities on its own. The Company intends to retain, and has to date retained, the services of outside contractors to carry out such activities (see the agreements with TPA as set forth as Exhibits 10.9, 10.12 and 10.17). The Company believes that such practices will result in substantial savings in the future. The Company’s mineral interests in New Mexico (kaolin) and Utah (zeolite) are on Federal lands. As such, the Company must also comply with the rules and regulations imposed for the development of Federal mining claims. The Marfa zeolite property in Texas is on fee and leased acreage and is subject to Federal and state laws and regulations governing open pit extraction.

Transportation

Oil and Gas

Currently the majority of the Company’s natural gas is sold to interstate carriers. The Company moves its gas to the interstate carriers over a gathering system owned by the Company or joint venture partners in the Company's wells. The Company has experienced no difficulty in moving or selling its gas. The Company is not a regulated interstate/intrastate carrier of natural gas and as such it is not a regulated pipeline under the National Gas Policy Act of 1983, the National Gas Act of 1938 or as a common carrier by applicable state agencies.

Mineral Interests

All of the Company’s mineral deposits are serviced by all-weather paved or unpaved roads. The Marfa zeolite property in Texas is adjacent to a railroad line that can be utilized to transport minerals to market. The Utah zeolite and New Mexico Sierra Kaolin deposits also have access to rail lines but will require over-land transport prior to rail transport.

Partnerships

DRI sponsored Deerlick Royalty Partners I, L.P. (“Partnership”) which was formed in April 1993. As the managing general partner, DRI is subject to full liability for the obligations of the Partnership although it is entitled to indemnification to the extent of the assets of the Partnership. Since “partnership programs” constitute a “security” under the Securities Act of 1933, Deven Resources, Inc. is also subject to potential liability for failure to comply with applicable Federal and state securities laws and regulations.

The Partnership owns overriding royalty interests covering 2,043 gross acres in the Deerlick Creek Coalbed Methane field located in Tuscaloosa County, Alabama. The Partnership is structured on a carried participation basis.

Acquisitions/Mergers

During the past two fiscal years, the Company has not participated in any acquisitions or mergers.

Patent and License Agreement

Patent

CAMI is the owner of U.S. Patent No. 5,387,738 upon which an engineered product is based which utilizes all naturally occurring non-hazardous minerals for the remediation of sites contaminated with hazardous and/or toxic materials. Such patent expired on February 7, 2012. Typically, the remediation of these sites is necessary in order to meet quality control regulation for air, land and water enforced by the Environmental Protection Agency and various other state and Federal environmental regulatory agencies. Such engineered products are marketed by CAMI as CA Series Engineered products. Each of these engineered environmental products is designed for specific project site requirements based on the nature of the on-site contaminant, the size of the project and specific treatment requirements.

The CA Series Engineered products have been proven effective, through the use of a catalytically enhanced chemical exchange process, in permanently changing many hazardous metals to a non-hazardous state and, through molecular sieve and/or absorption processes, in removing many hazardous hydrocarbon and nitrate contaminants in connection with site remediation projects.

The processing of contaminate materials using the CA Series technology is designed as an on-site operation. Internal studies have shown that because the CA Series Engineered products are designed to be used at the remediation project site, substantial cost savings can be generated as compared to other remediation methods requiring extraction, removal and incineration. The on-site use of CA Engineered products can provide a complete and permanent environmental cleanup of the hazardous materials in that the treated materials are converted into non-hazardous permanently non-leachable substances that can remain in place. Through laboratory and field tests, the CA Series Engineered products have been proven to be effective in the remediation of contamination caused by hydrocarbons and petroleum products, chemicals and toxic metallic compounds in rendering the toxic and hazardous materials to a permanently non-toxic and non-hazardous stage.

License Agreement

In February 2010, the Company entered into a License Agreement concerning two US method patents for the treatment of sanitary wastewaters. Such patents utilize the Company’s zeolite. The license applies to the US and covers the use of the patented technology in water, wastewater and waste treatment in animal feed operations, agriculture, and aquaculture. In addition, the license applies to the treatment of sanitary wastewater on Federal facilities, military bases and lands administered by the US Bureau of Indian Affairs.

Trademarks

The Company has a trademark for the Company’s ReNuGen™, a product used to enhance the efficacy of conventional waste water treatment plants

Employees and Contract Services

At September 30, 2011, the Company had two employees and engages the services of its Chief Accounting Officer pursuant to his employment agreement, as amended in January 2009.

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

The Company employs the services of consulting scientists, geologists and engineers, as well as those of nonaffiliated operating companies that conduct the actual oil and gas field operations and mineral extraction/processing. The Company operates oil and natural gas wells in Pennsylvania, Texas and West Virginia from its Pennsylvania office utilizing contract pumpers to perform actual field operations. The Company’s non-operated wells are monitored out of the Company’s Pennsylvania office.

The Company’s mineral lease, fee interest and mining claims are operated by contract mining entities and are monitored from its Pennsylvania office and by TPA under its agreement covering the Company’s Sierra Kaolin. The Company considers its relations with its consultants to be satisfactory.

Item 1A. Risk Factors.

Not required as the registrant is a smaller reporting company.

Item 1B. Unresolved Staff Comments.

Not required as the registrant is a smaller reporting company.

Item 2. Properties.

OIL AND NATURAL GAS INTERESTS

Texas

Substantially all of the Texas properties are located in the Austin Chalk Trend. The Austin Chalk Trend consists of the Austin Chalk, Buda, Georgetown and Edwards formations, extends for approximately 300 miles in length and 50 miles across, and is encountered at depths of 5,500 to 18,000 feet. These reservoirs are generally of low permeability. Historically, these formations were considered to be economically marginal except in areas where the reservoir rocks are highly fractured. In later years, stimulation by mechanical fracturing of the rock resulted in increasing hydrocarbon recoveries and extensive development of the Trend. Ongoing technical developments using horizontal drilling techniques allow the well bore to intersect, if present, series of vertical fracture systems instead of a single one, thus resulting in higher rates of production and recoverable reserves, at the cost of a more expensive drilling effort. Whether an individual well will be economic, even if horizontally drilled, depends largely upon intersecting fractured portions of the formation, which cannot be predicted. Certain locales appear to contain more fracturing than others. It is not unusual for an individual well to produce as much as forty percent (40%) of the primary recoverable reserves during the first two years of production and the remainder over a period of ten to fifteen years. The Company is presently evaluating joint venturing with third parties to develop its Texas Properties. The Company operates twenty-five (25) wells and owns a working interest in a well that it does not operate in Texas.

West Virginia and Pennsylvania

The Company’s hydrocarbon production in West Virginia is in the producing zone of the Oriskany formation of the Appalachian Basin’s Upper Devonian Section. The Company has working interests in two wells in West Virginia for which it acts as operator. The Company operates two wells in which it owns no working interest and owns overriding royalty interests in two other wells which it does not operate that produce from the Balltown Formation in Pennsylvania.

Alabama

DRI acts as the managing general partner of Deerlick Royalty Partners I, L.P., a Delaware limited partnership (“DRP”). DRP owns an overriding royalty interest in 71 wells located in the Deerlick Creek Coalbed Methane Field in Tuscaloosa County, Alabama, in the Black Warrior Basin.

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

MINERAL INTERESTS

Minerals Holdings

Through its wholly-owned subsidiary, CAMI, the Company owns a fee title interest, leasehold interests and Federal mining claims containing non-metallic minerals in the States of Texas, New Mexico and Utah. Title to and rights in the properties are held by CA Properties, Inc. (“CAPI”), a wholly-owned subsidiary of CAMI.

Texas

Marfa Zeolite

CAPI is the lessee under a 5,200 acre lease containing high grade zeolite, located 32 miles south of Marfa in Presidio County, Texas. The lease terms call for royalty payments of $3.00 per ton of zeolite removed from the property with a minimum royalty of $30,000 per year. CAPI has the option to terminate the annual royalty payments by paying a lump sum of $400,000. CAPI owns, in fee, approximately 188 acres of land encompassed by and contained within the bounds of the 5,200 acre zeolite leasehold. During fiscal 2011, the Company paid the minimum royalty of $30,000.

Location

The Company's zeolite deposit is located 32 miles south of Marfa, Texas, on State Highway 169, then 2 miles west on an all-weather dirt road. A railroad is immediately adjacent to the Company's leasehold and fee mineral interests. The Company's leasehold and fee mineral holdings are on private property. For a map of the location of the Company’s zeolite deposit, see Exhibit 99.1.

Geologic Setting

The zeolite bearing formation is an altered tuffaceous material that is exposed in several road cuts in the area. The zeolite present is the mineral Clinoptilolite.

New Mexico

Sierra Kaolin

CAPI owns 17 placer mining claims on 2,720 acres and 8 Lode claims covering 160 acres, all located in Sierra County, New Mexico, encompassing its Sierra Kaolin deposit. The Federal mining claims are burdened by a royalty interest of 7% of net proceeds derived from mining operations. TPA paid $2,380 to the Bureau of Land Management (“BLM”) in 2011 to maintain CAPI’s Federal mineral claims. Such payment by TPA was in accordance with the provisions of the Restated Development and Operating Agreement (See Exhibit 10.17) with the Company.

Location

The Sierra Kaolin claims are located on a paved road (State Highway 59) near Winston, NM, some 40 miles west of Truth or Consequences, NM. The claims are located on Federal lands administered by the Bureau of Land Management. For a map of the location of the Company’s Kaolin claims, see Exhibit 99.1.

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

Utah

Beaver Zeolite

CAPI owns 11 placer mining claims (Three Creek) covering approximately 220 acres of zeolite located in Beaver County, Utah. The Company considers the zeolite in this deposit to be of a high grade. During fiscal year 2011, the Company paid $1,540 to the Bureau of Land Management to maintain its federal mining claims.

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

The Company's Texas zeolite deposit will be mined on a periodic basis to meet existing obligations and to support development of new and emerging markets. Initial production of the Company’s Sierra Kaolin has been conducted by TPA for testing. Commercial development and marketing will be conducted in accordance with the Sierra Kaolin Restated Development and Operating Agreement (See Exhibit 10.17). In December 2009, the Sierra Kaolin Open Pit Clay Mine project cleared the regulatory review. The project’s definitive USDA Forest Service Plan of Operations has been approved. This will facilitate the project moving to the next phase.

At the present time, as a result of its limited activities on its mineral properties, the Company believes that its share of the reclamation costs currently associated with its activities is approximately $10,000.

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

Common Stock

Each holder of the Company’s common stock is entitled to one vote for each share held of record. Holders of common stock have no preemptive, subscription, conversion, or redemption rights. Upon liquidation, dissolution or winding-up, the holders of common stock are entitled to receive the Company’s net assets pro rata. Each holder of common stock is entitled to receive ratably any dividends declared by the board of directors out of funds legally available for the payment of dividends. The Company has not paid any dividends on its common stock and does not contemplate doing so in the foreseeable future. The Company anticipates that any earnings generated from operations will be used to finance its growth. As of the fiscal year ended September 30, 2011, the Company had 48,988,914 shares of common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock, par value $0.01 per share.

As of September 30, 2011, there were: no shares of Series A preferred stock issued and outstanding; 145,000 shares of Series B preferred stock issued and outstanding.

The Series “B” Cumulative Convertible Preferred Stock has a face value of $10.00 per share with no voting power. This preferred stock can be converted to common stock at 85% of the average closing price of the 5 days before the date of conversion with a minimum amount of $1.25 per share.

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

2011	High	Low
First Quarter	$0.13	$0.10
Second Quarter	$0.18	$0.10
Third Quarter	$0.35	$0.16
Fourth Quarter	$0.25	$0.09

2010	High	Low
First Quarter	$0.26	$0.14
Second Quarter	$0.28	$0.17
Third Quarter	$0.24	$0.13
Fourth Quarter	$0.20	$0.09

Holders

Common Equity

As of September 30, 2011, the current outstanding amount of shares of common stock was 48,988,914 with approximately 2,000 holders of record (inclusive of brokerage house "street accounts").

Preferred Equity

As of September 30, 2011, there were no shares of Series A Preferred Stock issued and outstanding and there were sixteen holders of the 145,000 shares of Series B Preferred Stock issued and outstanding.

Dividends

The Company has never paid a dividend on its common stock. The Company has no plans to pay any dividends on its common stock in the near future. The Company intends to retain all earnings, if any, for the foreseeable future for use in its business operations.

During fiscal years 2011 and 2010, there were no cash dividend payments in respect to either series of Preferred Stock. During fiscal 2011, the Company paid $59,338 of dividends on the Company's Series A Preferred Stock by issuing 237,352 shares of Common Stock (see Note 6 of Notes to Consolidated Financial Statements). The only dividends paid prior to fiscal 2010 on the Company's Series B Preferred Stock were in shares of Common Stock at the time of conversion of the respective shares of such Preferred Stock into Common Stock.

At September 30, 2011, dividends payable on Series B Preferred shares totaled $1,914,558. At September 30, 2010, dividends payable totaled $1,857,895 - Series A of $59,338 and Series B of $1,798,557. As of October 1, 2011, the beginning of fiscal 2012, the Company will no longer accrue dividends on the Series B Preferred shares due to the very low probability that the holders of the Series B Preferred shares at September 30, 2011, will elect to convert such shares into shares of Common Stock. Also, the Company is not required to pay dividends by issuing shares of its Common Stock. The Company intends to pay dividends on the Series B Preferred shares when its financial condition makes any such payment appropriate.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information as of September 30, 2011 regarding securities authorized for issuance under equity compensation plans including the Non-Qualified Independent Director Stock Option Plan and individual compensation arrangements (see “Recent Sales of Unregistered Securities – Option and Warrants” below):

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	600,000	$0.24	200,000
Equity compensation plans not approved by security holders	1,950,000	$0.26	-
Total	2,550,000	$0.26	200,000

Recent Sales of Unregistered Securities

June 2009 Private Placement

During June 2009, the Company offered a Private Placement under the provisions of Regulation D promulgated under the Securities Act of 1933, as amended (the “2009 Private Placement”). The 2009 Private Placement consists of up to Five Hundred Thousand Dollars ($500,000) of 7.25% Convertible Debentures (“Debentures” or “Debenture”). The Debentures offered by the Company, are five (5) year instruments maturing on July 30, 2014, bearing interest at seven and one quarter percent (7.25%) per annum on the balance outstanding from time to time. Interest will commence to accrue immediately upon issuance of the Debentures and will be paid quarterly on each September 30, December 31, March 31 and June 30, which the Debentures are outstanding. Payment of principal will commence on September 30 following the second anniversary of the Closing Date of this Offering. The debentures are convertible at a conversion price equal to the greater of either $0.14 per share or an amount equal to 80% of the average of the closing bid and ask prices of the Common Stock for the 5 trading days immediately preceding the conversion date. Through September 30, 2011, this private placement raised $259,000 (net of fees and expenses) for the Company. The Company is utilizing the proceeds of this private placement for general working capital purposes.

Through September 30, 2009, all of the purchasers of the Debentures elected to immediately convert such holdings into shares of Common Stock at an average conversion price of $0.14 per share and, accordingly, the Company issued 1,019,465 shares of Common Stock. As of September 30, 2009, this private placement had raised $128,500 (net of fees and expenses totaling $14,225) for the Company.

During fiscal 2010, the Company issued Debentures totaling $66,500. Purchasers of $36,500 of the Debentures elected to immediately convert such holdings into Common Stock and the Company issued 221,134 shares of Common Stock at an average conversion price of $0.17 per share.

During fiscal 2011, the Company issued Debentures totaling $64,000. The purchasers of $49,000 of such Debentures elected to immediately convert such holdings into Common Stock and the Company issued 350,000 shares of Common Stock at an average conversion price of $0.14 per share. The Company closed the offering period for the Debentures in January 2012.

Vendor Settlement

In November 2010, the Company issued 357,677 shares of the Company’s Common Stock (consideration to the vendor of $42,921) to a vendor as partial consideration in settlement of amounts owed to such vendor by the Company.

Settlement Agreement & Convertible Note Payable

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

Options and Warrants

Options (1) to Purchase Shares of Common Stock

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Outstanding and Exercisable at beginning of period	1,800,000	787,500	2,875,000
Granted (2)(3)	950,000	1,200,000	-
Cancelled	-	-	-
Expired (4) (5) (6) (7) (8) (9)	(200,000)	(187,500)	(2,087,500)
Exercised	-	-	-
Outstanding and Exercisable at end of period(10)	2,550,000	1,800,000	787,500

(1)	The Company accounts for all stock-based compensation (options) in accordance with the Financial Accounting Standard Board, or FASB, Accounting Standard Codification, or ASC, Topic 718. Under ASC 718, the fair value of stock options and compensation costs are measured as of the grant date.

(2)	In December 2009, the Board of Directors granted (a) an option to purchase 200,000 shares of stock to a Director (Lord Gilbert) under the Company’s Non-qualified Independent Director Stock Option Plan, (b) an option to purchase 500,000 shares of Common Stock to a Director (Dov Amir) and (c) an option to purchase 500,000 shares of Common Stock to the President/Director (Gary J. Novinskie). The options are exercisable through December 2014 at an exercise price of $0.21 per share. The options vest 50% in December 2010 and 25% in each of December 2011 and 2012. Mr. Amir resigned from the Board of Directors on July 11, 2011. The Company entered into a Settlement Agreement with Mr. Amir on July 12, 2011, and his option became fully vested. See Note 6 of the Notes to Consolidated Financial Statements.

(3)	In April 2011, the Board of Directors granted (a) an option to purchase 200,000 shares of stock to a Director (Charles T. Maxwell) under the Company’s Non-qualified Independent Director Stock Option Plan, (b) an option to purchase 500,000 shares of Common Stock to a Director (Robert E. Martin) and (c) an option to purchase 250,000 shares of Common Stock to the Chief Accounting Officer (Richard W. Blackstone). The options are exercisable through April 2016 at an exercise price of $0.22 per share. The options vest 50% in April 2012 and 25% in each of April 2013 and 2014.

(4)	In June 2006, Richard A. Thibault voluntarily resigned as an officer of the Company; accordingly, options for the purchase of 250,000 shares of stock expired in fiscal 2009.

(5)	In March 2008, David L. Matz voluntarily resigned as an officer of the Company; accordingly, options for the purchase of 187,500 and 37,500 shares of stock expired during fiscal 2010 and 2009, respectively.

(6)	During fiscal 2006, William Pipkin was granted an option to purchase 200,000 shares of stock at an exercise price of $0.43 per share under the Company’s Non-qualified Independent Director Stock Option Plan. In September 2008, Mr. Pipkin voluntarily resigned as a Director of the Company; accordingly, the option expired during fiscal 2009.

(7)	During fiscal 2004, Lord John Gilbert was granted an option to purchase 200,000 shares of stock at an exercise price of $0.85 per share under the Company’s Non-qualified Independent Director Stock Option Plan. The option expired during fiscal 2009.

(8)	During fiscal 2002, Dov Amir and Gary J. Novinskie were each granted an option to purchase 500,000 shares of stock at an exercise price of $0.53 per share. During fiscal 2006, Dov Amir and Gary J. Novinskie were each granted an option to purchase 200,000 shares of stock at an exercise price of $0.75 per share. Options for the purchase of 1,400,000 shares of stock expired during fiscal 2009.

(9)	During fiscal 2006, Charles T. Maxwell was granted an option to purchase 200,000 shares of stock at an exercise price of $0.48 per share under the Company’s Non-qualified Independent Director Stock Option Plan. The option expired during fiscal 2011.

(10)	Options to purchase 2,050,000 shares are outstanding as of September 30, 2011 and are held by current officers, directors and employees of the Company (“Insiders”). The exercise prices for the options held by Insiders range from $0.21 per share to $0.67 per share (average exercise price of $0.27 per share).

Warrants to Purchase Shares of Common Stock

At September 30, 2011, warrants for the purchase of 3,100,000 shares of stock at an average exercise price of $0.15 per share are outstanding.

On January 12, 2011, Sonata Investment Company, Ltd. loaned $60,000 to the Company pursuant to a promissory note of same date. The Company issued warrants for the purchase of 500,000 shares of stock at an exercise price of $0.12 per share. The warrants expire on December 31, 2015.

On February 25, 2011, the Company entered into a Consulting Services Agreement with the Musser Group (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – CONSULTING SERVICES AGREEMENT). In addition to certain registered securities, the Company issued to individuals associated with the Musser Group warrants for the purchase of 2,500,000 shares of Common Stock at an exercise price of $0.15 per share. The warrants may not be exercised unless and until the average bid and asking closing price of the Company’s Common Stock exceeds $1.00 per share for a period of thirty consecutive trading days. The warrants are exercisable through February 24, 2016.

On April 26, 2011, the Company granted a warrant for the purchase of 100,000 shares of Common Stock to an engineering consultant to the Company. The warrant is exercisable through April 25, 2016, at an exercise price of $0.22 per share.

Issuer Purchases of Equity Securities

The Company does not have a stock purchase program for its equity securities.

Item 6. Selected Financial Data.

Not required as the registrant is a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The forward-looking statements in this section and other parts of this report involve risks and uncertainties including statements regarding our plans, objectives, goals, strategies, and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of various factors. See the “CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS” contained on page 3 of this Annual Report on Form 10-K.

All forward-looking statements speak only as of the date made. All subsequent forward-looking statements are expressly qualified in their entirety by the cautionary statements above. Except as may be required by law, the Company undertakes no obligation to update any forward-looking statement or reflect events or circumstances after the date on which the forward-looking statement is made, or to reflect the occurrence (or non-occurrence) of anticipated (or unanticipated) events or circumstances.

Overview

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") describes the matters that we consider important in understanding the results of our operations for the fiscal year ended September 30, 2011 and our financial condition as of September 30, 2011. Our fiscal year begins on October 1 and ends on September 30. Unless otherwise noted, references to "year" pertain to our fiscal year; for example, 2011 refers to fiscal 2011, which is the period from October 1, 2010 to September 30, 2011. In the discussion that follows, we analyze the results of our operations for fiscal, 2011, including the trends in our overall business, followed by a discussion of our financial condition. The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto, all included elsewhere in this report.

Results of Operations:

Selected information for 2011 and 2010:

	2011	2010
Revenues	$664,111	$659,065
Net Loss	$(1,648,258)	$(1,245,369)
Oil and Gas Production and Cost Information:
Production:
Oil (Bbl)	1,711	1,791
Gas (Mcf)	33,079	33,180
MCFE	43,345	43,926
Average price:
Oil (per barrel)	$89.87	$74.63
Gas (per Mcf)	$6.28	$5.91
Per MCFE	$8.34	$7.51
Lease Operating Expenses and Production and Severance Taxes per MCFE	$4.10	$4.18

Bbl = Barrels of oil

Mcf = One Thousand cubic feet of gas

MCFE = One Thousand cubic feet of gas equivalent

Consulting Services Agreement

On February 25, 2011, the Company entered into a Consulting Services Agreement with the Musser Group, LLC (“Musser Group”) to perform consulting services for the Company through February 2013. The Company engaged the Musser Group, an independent contractor, to provide advisory and consulting services to the Company. The Musser Group is engaged to provide (i) managed services; (ii) strategic business planning and implementation; and (iii) assistance in directing and executing the implementation of any strategies approved by the Board of Directors of the Company. The Musser Group’s primary focus is the analysis and validation of market opportunities for the commercialization of products within the Company’s mineral segment. See “COMMERCIALIZATION OF EXISTING ASSETS” below.

The Company issued 2,400,000 shares of Common Stock to individuals associated with the Musser Group in connection with the Consulting Services Agreement with the Musser Group. Also, the Company issued to individuals associated with the Musser Group warrants for the purchase of 2,500,000 shares of Common Stock at an exercise price of $0.15 per share. The warrants may not be exercised unless and until the average bid and asking closing price of the Company’s Common Stock exceeds $1.00 per share for a period of thirty consecutive trading days. The warrants are exercisable through February 24, 2016. The Company filed a registration statement under the Securities Act of 1933 on Form S-8 for the shares of Common Stock issued to individuals associated with the Musser Group. The Company determined the fair value of the shares of Common Stock and the warrants issued to individuals associated with the Musser Group to be $735,153 and recorded such amount as prepaid consulting fees. The prepaid consulting fees are being amortized over the life of the agreement.

Oil and Gas Operations

Oil and Gas Sales

Oil and Gas Sales increased to $361,348 for 2011 from $329,724 for 2010. See the table above in respect to production, average prices and lease operating expenses and production and severance taxes per MCFE. The average price per MCFE of sales of oil and gas production increased 11% and oil and gas production (on an MCFE basis) decreased 1%. The minor decrease in total production experienced during fiscal 2011 is primarily a result of wells being brought back “on-line” (certain wells had been “off-line” during 2010 and a portion of 2011 for repair) which offset the anticipated decline in production from the wells. At September 30, 2011, two wells in Texas were off-line awaiting repairs to certain mechanical items such as tubing, rods, down-hole pumps and/or pumping units. Generally, a well is off-line for less than two months; however, rig availability from third party contractors impacts the timing of the well work.

Well Management Revenue

Well Management Revenue decreased 8% to $285,758 for 2011 from $309,855 for 2010. The decrease is primarily a result of certain wells which were “off-line” during 2011 for repair which impact the overhead charges on a producing well basis as provided in the joint operating agreements governing such wells.

Lease Operating Expenses and Production and Severance Taxes

Lease Operating Expenses and Production and Severance Taxes Tax per MCFE for 2011decreased 3% from 2010. Lease Operating Expenses and Production and Severance Tax totaled $177,631 for 2011 and $183,777 for fiscal 2010.

Depreciation, Depletion and Amortization - Oil and Gas

Depreciation, depletion and amortization (“DD&A”) – Oil and Gas totaled $99,344 for 2011 and $131,400 for 2010. This 24% decrease is primarily the result of the upward revision of proved developed reserves at the end of 2010 resulting primarily from the increase in oil and gas prices which the Company receives for its oil and gas production.

Minerals Operations

The Company is an Exploration Stage company in respect to its mineral holdings. During 2010, the proposed Sierra Kaolin Open Pit Clay Mine project cleared the regulatory review process and the project’s definitive USDA Forest Service Plan of Operations was approved. This will facilitate the project moving to the next phases, including site preparation for extraction operations and the continued evaluation of potential product specific marketing arrangements with certain third parties.

Minerals Sales

Minerals sales totaled $10,374 for 2011 and $13,203 for 2010. During 2010, the Company entered into an agreement to sell zeolite to be used in certain agricultural applications including but not limited to feed supplements and soil additives in a ten state area in the south-central part of the US. The Company made initial shipments during the fiscal 2010.

Minerals Exploration Expenses

The Company did not incur Minerals Exploration Expenses during 2011 and 2010. Minerals Exploration Expenses are primarily for costs associated with the exploration of the mineral deposits and quantification of Mineralized Materials. These expenses are primarily for costs associated with the exploration and quantification of mineral resources and mineral reserves. Such expenses related to the kaolin reserves were the responsibility of the Company’s partner.

Minerals Operating Expenses and Other Costs

Minerals operating expenses and other costs increased to $48,873 for 2011 as compared to $22,497 for 2010. The 2011 amount includes $20,691 of expense relating to the fair value of a warrant granted to an engineering consultant for the purchase of 100,000 shares of Common Stock to the Company as discussed in the notes to financial statements.

Depreciation, Depletion and Amortization - Minerals

DD&A - Minerals totaled $591,084 for 2011and $587,206 for 2010. Such amounts include amortization of Patent Rights and Patent License Rights of $591,084 and $586,539, respectively. Once the Company produces commercial quantities of any of its mineral deposits, the Company will use the unit-of-production method in calculating cost depletion

Depreciation, Depletion and Amortization - Other

DD&A - Other totaled $5,228 and $6,367 for 2011 and 2010, respectively.

General and Administrative Expenses

These expenses increased 30% to $1,032,080 for 2011 as compared to $796,575 for 2010. The Company recorded stock-based compensation expense of $101,906 and $62,848 for 2011 and 2010, respectively. The Company recorded amortization expense of $217,341 in 2011 related to the consulting services agreement fees paid to individuals associated with the Musser Group in 2011. See the notes to financial statements for additional information in respect to stock-based compensation expense and prepaid consulting services agreement fees.

Interest Expense

Interest expense increased 47% to $379,690 for 2011 as compared to $258,553 for 2010. The increase of approximately $121,137 is primarily attributable to (1) amortization of discount of $25,940 relating to the January 2011 note payable; (2) interest expense recognized as a result of debt and vendor settlements of $28,733; (3) interest expense of $37,207 related to certain defaulted debt payments; and (4) the increase in other amounts owed by the Company.

Gain on Sale of Oil and Gas Properties

In June 2010, the Company sold its interests in nineteen undeveloped acres (unproved) in Harrison County, Texas for $60,686.

Liquidity and Capital Resources

The Company’s cash flow used for operating activities was $122,366 for 2011 and $199,077 for 2010. Accounts payable increased $351,846 during fiscal 2011. Funds have been and are being deployed in efforts to enhance the commercial viability of the Company’s existing resource assets, to identify potential expansion opportunities and to retire obligations associated with the Company’s assets. The Company’s net cash at September 30, 2011 totaled $48,917. As of September 30, 2011, the Company and certain of its subsidiaries were in default of various obligations and certain debt obligations (see Notes 1, 6, 7, 9, 10 and 11 of the Notes to Consolidated Financial Statements).

Such defaulted obligations at September 30, 2011 include the following:

Amounts included in accounts payable:
Vendor Settlement	$20,000
EV&T – fees and expenses	241,345
EV&T note payable and accrued interest	946,889
CAMI notes payable and accrued interest	1,006,537
Accrued salary expense	697,353
Total	$2,912,124

The majority of the above amounts are owed to related parties. Such related parties and EV&T are working with the Company to achieve the ultimate extinguishment of the obligations as the Company attempts to achieve profitability within its mineral segment.

Liquidity is a measure of a Company’s ability to access cash. The Company has historically addressed its long-term liquidity requirements through the issuance of equity securities and borrowings or debt financing for certain activities. The Company’s estimates its capital needs to approximate $390,000 for fiscal 2012 to satisfy debt payments to unrelated parties and current operating costs and expenses. The Company believes the related parties will continue working with the Company to achieve the ultimate extinguishment of obligations due such parties.

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

In June 2010, the Company sold its interests in nineteen HPB acres in Harrison County, Texas for $60,686. The Company owns other undeveloped acreage in Pennsylvania and Texas which is “held by production” and as such no future minimum lease payments are required so long as oil and gas continues to be produced from acreage included in the respective leases.

During June 2009, the Company offered a Private Placement under the provisions of Regulation D promulgated under the Securities Act of 1933, as amended (the “2009 Private Placement”). Private Placement consists of up to Five Hundred Thousand Dollars ($500,000) of 7.25% Convertible Debentures (“Debentures” or “Debenture”). The Debentures offered by the Company, are five (5) year instruments maturing on July 30, 2014, bearing interest at seven and one quarter percent (7.25%) per annum on the balance outstanding from time to time. Interest will commence to accrue immediately upon issuance of the Debentures and will be paid quarterly on each September 30, December 31, March 31 and June 30, which the Debentures are outstanding. Payment of principal will commence on September 30 following the second anniversary of the Closing Date of this Offering. The debentures are convertible at a conversion price equal to the greater of either $0.14 per share or an amount equal to 80% of the average of the closing bid and ask prices of the Common Stock for the 5 trading days immediately preceding the conversion date. Through September 30, 2011, this private placement raised $259,000 (net of fees and expenses) for the Company. The Company is utilizing the proceeds of this private placement for general working capital purposes.

Through September 30, 2009, all of the purchasers of the Debentures elected to immediately convert such holdings into shares of Common Stock at an average conversion price of $0.14 per share and, accordingly, the Company issued 1,019,465 shares of Common Stock. As of September 30, 2009, this private placement had raised $128,500 (net of fees and expenses totaling $14,225) for the Company.

During 2010, the Company issued Debentures totaling $66,500. Purchasers of $36,500 of the Debentures elected to immediately convert such holdings into Common Stock and the Company issued 221,134 shares of Common Stock at an average conversion price of $0.17 per share.

During 2011, the Company issued Debentures totaling $64,000. The purchasers of $49,000 of such Debentures elected to immediately convert such holdings into Common Stock and the Company issued 350,000 shares of Common Stock at an average conversion price of $0.14 per share. The Company closed the offering period for the Debentures in January 2012.

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

On January 20, 2012, the Company entered into a purchase and sale agreement (the “PSA”) pursuant to which the Company has agreed to sell certain oil and natural gas leasehold rights for cash of $898,355, subject to adjustment as to any title defect that is not cured within the timeframe permitted by the PSA. The closing date is February 15, 2012, or such other date as the sellers and buyer may designate (the “Closing Date”). The sale is effective as of the Closing Date. The buyer’s title review period is the earlier of the Closing Date or February 15, 2012. In the event the buyer asserts a title defect, the Company will have not less than ten working days following receipt of such assertion to cure such title defect so as to be able to deliver to buyer marketable title or to remove the defective lease from the transaction. A provision of the PSA requires that the Company shall not make any public announcement or statement concerning the PSA other than that which the Company is required to disclose on Form 8-K and other filings with the Securities and Exchange Commission. The Company will recognize a gain in the amount of proceeds ultimately received.

Commercialization of Existing Assets

The Company has identified fifteen (15) potential development and redevelopment opportunities associated with its existing leasehold acreage in Texas. The economic viability and development timing of these opportunities were evaluated in terms of the prevailing market conditions as part of the Company’s annual reserve estimates. The development timing is impacted by producing wells as certain acreage is not available to be included in a developmental unit until production from certain currently producing wells becomes uneconomic. Based on this assessment, proved undeveloped reserves were assigned to four of the developmental opportunities at September 30, 2010. During fiscal 2011, such reserves were reclassified from proved to probable reserves as no progress was made during fiscal 2011 to convert such reserves to proved developed reserves. The Company believes that the potential for the development of such locations will occur within the next few years as a result of renewed interest in the area of its properties. The prevailing oil price and the development of properties in “resource plays” in the area of the Company’s acreage are major factors contributing to such interest. At September 30, 2011, the Company has assigned probable and possible reserves to the fifteen (15) potential developmental locations. The Company is actively seeking financing of approximately $2.5 million for its share of the estimated drilling and completion costs of such development opportunities. To obtain the capital necessary to develop these, the Company (1) continues to seek project specific funding commitments and other capital funding alternatives and (2) is evaluating the sale of certain oil and gas producing properties.

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

Zeolite

In respect to sanitary wastewater treatment applications, the Company continues to supply material for use in a sequential batch reactor facility located in Pennsylvania and the Company has provided material for a confirmation test of the use of its ReNuGen(TM) product in an alternate design treatment plant. Certain small scale tests have progressed to the point where larger scalable pilot tests of commercial applications for zeolite are in progress in respect to soil additives, animal waste treatment and treatment of industrial wastewaters.

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

On April 8, 2011, in connection with the efforts of the Musser Group, the Company entered into a Material Supply and Joint Venture Agreement between CAMI (wholly-owned subsidiary) and VitaminSpice, Inc. (“VSI”) pursuant to which CAMI agrees to supply Clinoptilolite (zeolite) to VSI in connection with the introduction by VSI of detoxification products into targeted geographic markets. VSI is obligated to utilize CAMI as its sole supplier of Clinoptilolite. The agreement does not specify any minimum quantity supply requirements of CAMI. In addition to an initial price per ton for Clinoptilolite to be sold to VSI, CAMI will share in the profits from the sales of such products by VSI. CAMI has provided material to VSI for use in product and market strategy development, as well as potential clinical studies. During fiscal 2011, the Company made no shipments of product to VSI. As of January 15, 2012, the Company has not received any orders from VSI. Should VSI not meet certain performance standards as set forth in the agreement, the Company plans to give notice to terminate the agreement pursuant to the provision in respect to termination for cause in April 2012.

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

The SOX requires that a “Disclosure Committee” be established. This committee considers the materiality of information and determines disclosure obligations on a timely basis. This committee is the Company’s “watchman” for public disclosures. The Company has designated the Board of Directors as the Committee. The Company has three employees and four independent directors at September 30, 2011. All parties are intricately involved in the decision making processes at the Company and no disclosure or decision not to disclose information is made without the input of inside management, counsel and the Board of Directors.

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

Critical Accounting Policies

General - The preparation of financial statements in accordance with accounting standards generally accepted in the United States requires management to make estimates and assumptions that affect both the recorded values of assets and liabilities at the date of the financial statements and the revenues recognized and expenses incurred during the reporting period. Our estimates and assumptions affect our recognition of deferred expenses, bad debts, income taxes, the carrying value of our long-lived assets and our provision for certain contingencies. We evaluate the reasonableness of these estimates and assumptions continually based on a combination of historical information and other information that comes to our attention that may vary our outlook for the future. Actual results may differ from these estimates under different assumptions.

We suggest that the Summary of Significant Accounting Policies, as described in Note 2 of Notes to Consolidated Financial Statements, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. We believe the critical accounting policies that most impact our consolidated financial statements are described below.

Going Concern - The financial statements have been prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. For 2011, the Company incurred a net loss applicable to common shareholders of $1,764,258. The ability of the Company to meet its current liabilities of $5,636,680 and its total liabilities of $9,338,535 at September 30, 2011, and to continue as a going concern is dependent upon the availability of future funding, achieving profitability within its mineral segment, and ongoing profitability within its oil and gas operations. If the Company is unable to continue as a going concern, there is uncertainty relative to full recoverability of its assets.

Fair Value of Financial Instruments - The Company’s only financial instruments are (a) cash, securities available for future sale, and short-term trade receivables, payables, and debt, and (b) a long-term note payable to a bank.  The carrying amounts reported in the accompanying consolidated financial statements for cash, securities available for future sale, and short-term trade receivables, payables and debt approximate fair values because of the immediate nature of short-term maturities of these financial instruments. Based on the borrowing rates currently available to the Company for long-term bank loans with similar terms and average maturities, the carrying amount of long-term and short-term bank debt totaling $30,454 approximates fair value at September 30, 2011.

Receivables - In the normal course of business, we extend credit to our customers on a short-term basis. Our principal customers are major oil and natural gas exploration, development and production companies. Credit risks associated with these customers are considered minimal. Dealings with smaller, local companies, particularly with the current difficulties in equity and credit markets, pose the greatest risks. We routinely review our accounts receivable balances and make provisions for doubtful accounts as necessary. Accounts are reviewed on a case by case basis and losses are recognized in the period if we determine it is likely that receivables will not be fully collected. We may also provide a general provision for accounts receivables based on existing economic conditions.

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

Mineral properties – The Company has recorded the acquisition of Clean Age Minerals, Inc., and associated minerals rights at cost. The Company has not produced large-scale quantities of any of its mineral deposits. Once the Company produces commercial quantities of any of its mineral deposits, the Company will use the unit-of-production method in calculating cost depletion

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of — Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. At September 30, 2011 and 2010, we reviewed our long-lived assets and determined no impairment was necessary.

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

We have audited the accompanying consolidated balance sheets of Daleco Resources Corporation and Subsidiaries as of September 30, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Daleco Resources Corporation and Subsidiaries as of September 30, 2011 and 2010, and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Vasquez & Company LLP
Vasquez & Company LLP

Los Angeles, California

February 14, 2012

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2011 AND 2010

	2011	2010
ASSETS
Current Assets:
Cash and Equivalents	$48,917	$121,447
Accounts Receivable, Net	582,761	383,866
Prepaid Consulting Services Agreement Fees	366,575	-
Other Current Assets	7,424	7,424
Total Current Assets	1,005,677	512,737
Other Assets:
Patent Rights	6,594,500	6,594,500
Accumulated Amortization of Patent Rights	(6,354,520)	(5,777,068)
Net Patent Rights	239,980	817,432
Patents License Rights	40,907	40,907
Accumulated Amortization of Patents License Rights	(22,719)	(9,087)
Net Patents License Rights	18,188	31,820
Prepaid Mineral Royalties- Long-term	479,268	449,510
Interest Receivable	188,253	169,533
Restricted Cash Deposits	108,478	105,961
Prepaid Consulting Services Agreement Fees	151,237	-
Securities Available for Future Sale	1	95
Total Other Assets	1,185,405	1,574,351
Property, Plant and Equipment:
Mineral Properties, at cost	9,877,128	9,877,128
Accumulated Depreciation, Depletion and Amortization	(95,000)	(95,000)
Net Mineral Properties	9,782,128	9,782,128
Oil and Gas Properties, at cost	4,424,512	4,424,512
Accumulated Depreciation, Depletion and Amortization	(4,036,939)	(3,937,595)
Net Oil and Gas Properties	387,573	486,917
Office Equipment, Furniture and Fixtures, at cost	61,502	61,502
Accumulated Depreciation	(61,502)	(56,274)
Net Office Equipment, Furniture and Fixtures	-	5,228
Total Net Property, Plant and Equipment	10,169,701	10,274,273
Total Assets	$12,360,783	$12,361,361

SEE ACCOMPANYING AUDITORS’ REPORT AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2011 AND 2010

	2011	2010
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$1,516,760	$1,221,835
Revenue Payable to Oil and Gas Royalty and Other Working Interest Owners	1,010,332	909,695
Federal and State Income Taxes Payable	192,427	192,427
Cumulative Series A Preferred Stock Dividends Payable	-	59,338
Accrued Interest Expense	985,079	913,802
Accrued Salary Expense	697,353	956,315
Accrued Expense Reimbursements	19,051	25,645
EV&T Note Payable	567,213	567,213
CAMI Notes Payable	514,881	514,881
Notes Payable - Related Parties	85,256	155,485
Note Payable - Other, net of unamortized discount of $7,397 at September 30, 2011	33,328	-
Note Payable – First Citizens Bank – Current Portion	15,000	15,000
Total Current Liabilities	5,636,680	5,531,636
Long-term Debt:
Note Payable – First Citizens Bank – Long-term Portion	15,454	30,661
7.25% Convertible Debentures, net of unamortized discount of $6,992 and $10,636, respectively	38,008	19,364
Convertible Note Payable, net of unamortized discount of $44,639 at September 30, 2011	346,515	-
Total Long-term Debt	399,977	50,025
Convertible Accrued Interest on Convertible Note Payable	3,489	-
Accrued Bonus Expense	1,373,831	1,373,831
Cumulative Series B Convertible Preferred Stock Dividends Payable	1,914,558	1,798,557
Future Abandonment Costs	10,000	-
TOTAL LIABILITIES	9,338,535	8,754,049
Commitments and Contingencies (see Note 8)
SHAREHOLDERS’ EQUITY
Preferred Stock – 20,000,000 shares authorized
Series A Preferred Stock, par value $0.01 per share (outstanding: none)	-	-
Series B 8% Cumulative Convertible Preferred Stock – par value $0.01 per share (2011 and 2010 - 145,000 shares outstanding)	1,450	1,450
Common Stock – 100,000,000 shares authorized – par value $0.01 per share (outstanding: 2011 – 48,988,914 shares; 2010 – 45,461,945 shares)	489,889	454,619
Additional Paid-in Capital	46,718,270	45,574,252
Accumulated Deficit	(43,605,662)	(41,841,404)
Subscriptions Receivable	(576,000)	(576,000)
Accumulated Other Comprehensive Loss	(5,699)	(5,605)
TOTAL SHAREHOLDERS’ EQUITY	3,022,248	3,607,312
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,360,783	$12,361,361

SEE ACCOMPANYING AUDITORS’ REPORT AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

	2011	2010
Revenues:
Oil and Gas Sales	$361,348	$329,724
Well Management Revenue	285,758	309,855
Royalty Receipts	6,631	6,283
Mineral Sales	10,374	13,203
Total Operating Revenues	664,111	659,065

Expenses:
Lease Operating Expenses - Oil and Gas	155,929	163,612
Operating Expenses and Other Costs - Minerals	48,873	22,497
Production and Severance Taxes – Oil and Gas	21,702	20,165
Depreciation, Depletion and Amortization	695,656	724,973
General and Administrative Expenses	1,032,080	796,575
Total Expenses	1,954,240	1,727,822
Loss From Operations	(1,290,129)	(1,068,757)

Other Income (Expense):
Interest and Dividend Income	21,561	21,255
Interest Expense	(379,690)	(258,553)
Gain on Sale of Oil and Gas Properties	-	60,686
Total Other Income (Expense), Net	(358,129)	(176,612)
Loss Before Income Taxes	(1,648,258)	(1,245,369)
Taxes based on Income	-	-
Net Loss	(1,648,258)	(1,245,369)
Preferred Stock Dividends	(116,000)	(116,000)
Net Loss Applicable to Common Shareholders	$(1,764,258)	$(1,361,369)
Basic and Fully Diluted Net Loss per share	$(0.04)	$(0.03)
Weighted-average number of shares of Common Stock Outstanding	47,423,457	45,327,531

SEE ACCOMPANYING AUDITORS’ REPORT AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

	Series A Preferred Stock	Series B 8% Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Subscrip- tions	Accumulated Other Compre- hensive	Total Shareholders’
	Shares	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Loss	Equity
Balance, September 30, 2009	-	145,000	$1,450	45,100,811	$451,008	$45,402,515	$(40,480,035)	$(576,000)	$(4,117)	$4,794,821
7.25% Convertible Debentures:
Conversion into Common Stock				221,134	2,211	34,289				36,500
Interest Expense and Discount Resulting from Beneficial Conversion Feature						35,093				35,093
Issuance of Stock For Patent License Rights				140,000	1,400	39,507				40,907
Other Comprehensive Loss									(1,488)	(1,488)
Stock-based Compensation Expense						62,848				62,848
Preferred Dividends							(116,000)			(116,000)
Net Loss							(1,245,369)			(1,245,369)
Balance, September 30, 2010	-	145,000	1,450	45,461,945	454,619	45,574,252	(41,841,404)	(576,000)	(5,605)	3,607,312
7.25% Convertible Debentures:
Conversion into Common Stock				350,000	3,500	45,500				49,000
Interest Expense and Premium Resulting from Beneficial Conversion Feature						24,786				24,786
Vendor Settlement: Issuance of Common Stock and Interest Expense recognized				357,677	3,577	46,498				50,075
January 2011 Note Payable: Issuance of Warrants to purchase Common Stock (Note Discount)						33,337				33,337
Consulting Services Agreement : Issuance of Common Stock and Warrants to purchase Common Stock				2,400,000	24,000	711,153				735,153
Issuance of Warrants to purchase Common Stock to Consulting Engineer						20,691				20,691
Amir Settlement Agreement: Issuance of Common Stock, Interest Expense recognized and Discount on Convertible Note				419,292	4,193	160,147				164,340
Other Comprehensive Loss									(94)	(94)
Stock-based Compensation Expense						101,906				101,906
Preferred Dividends							(116,000)			(116,000)
Net Loss							(1,648,258)			(1,648,258)
Balance, September 30, 2011	-	145,000	$1,450	48,988,914	$489,889	$46,718,270	$(43,605,662)	$(576,000)	$(5,699)	$3,022,248

SEE ACCOMPANYING AUDITORS’ REPORT AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

	2011	2010
Cash Flows From Operating Activities:
Net Loss	$(1,648,258)	$(1,245,369)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used In) Operations:
Depreciation, Depletion and Amortization	695,656	724,973
Provision for Future Abandonment Costs	10,000	-
Amortization of Prepaid Consulting Services Agreement	217,341	-
Amortization of Discount on Notes Payable	28,239	-
Amortization of Discount on 7.25% Convertible Debentures	2,573	2,220
Non-cash Charge for Issuance of Securities	20,691	-
Non-cash Charge as Interest Expense	45,590	22,238
Stock Based Compensation Expense	101,906	62,848
Gain on Sale of Oil and Gas Properties	-	(60,686)
Changes in Operating Assets and Liabilities:
Receivables	(217,615)	(106,038)
Prepaid Mineral Royalties	(29,758)	(29,631)
Restricted Cash Deposits	(2,517)	3,080
Accounts Payable	351,846	115,134
Revenue Payable	100,637	169,776
Accrued Interest Expense	198,465	129,849
Other Accrued Expenses	2,838	12,529
Net Cash Used in Operating Activities	(122,366)	(199,077)

Cash Flows From Investing Activities:
Proceeds from Sale of Oil and Gas Properties	-	60,686
Net Cash Provided By Investing Activities	-	60,686

Cash Flows From Financing Activities:
Payments on Notes and Debt	(61,943)	(38,694)
Proceeds from Borrowings	111,779	200,196
Net Cash Provided By Financing Activities	49,836	161,502
Net Change in Cash and Equivalents	(72,530)	23,111
Cash and Equivalents at Beginning of Year	121,447	98,336
Cash and Equivalents at End of Year	$48,917	$121,447

SEE ACCOMPANYING AUDITORS’ REPORT AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

	2011	2010

Supplemental Information:
Income Taxes Paid	$-	$-
Interest Paid	$15,359	$63,951

Supplemental Disclosure of Non-cash Transactions:
Preferred Dividends Accrued, Not Paid	$116,000	$116,000
Issuance of Common Stock for Patents License Rights	$-	$40,907
Issuance of Common Stock in connection with Vendor Settlement	$42,921	$-
Issuance of Warrants for the Purchase of Common Stock to Consulting Engineer	$20,691	$-
Consulting Services Agreement activity:
Issuance of Common Stock	$360,000	$-
Issuance of Warrants for the Purchase of Common Stock	$375,153	$-
Amir Settlement Agreement:
Issuance of Common Stock in Payment of Series A Preferred Stock Dividends	$59,338	$-
Issuance of Common Stock in Payment of Note Payable	$45,485	$-
Interest Expense recognized	$12,579	$-
Issuance of Convertible Note Payable:
Payment of Accrued Interest	$120,318	$-
Payment of Accrued Salary Expense	$270,836	$-
Discount on Convertible Note Payable	$46,938	$-
Issuance of 7.25% Convertible Debenture in Payment of Principal and Interest on Note Payable - Related Party	$20,000	$-
Issuance of 7.25% Convertible Debenture in Payment of Consulting Fees due a Related Party	$14,000	$-
Conversion of 7.25% Convertible Debentures into Common Stock	$49,000	$36,500
Interest Expense Resulting from Issuance of Common Stock in connection with Vendor Settlement	$7,154	$-
Interest Expense Resulting from Beneficial Conversion Feature of 7.25% Convertible Debentures	$25,857	$22,238
Discount on Note Payable Resulting from Issuance of Warrants for the Purchase of Common Stock	$33,337	$-
Discount (Premium) on 7.25% Convertible Debentures resulting from Beneficial Conversion Feature	$(1,071)	$12,857

SEE ACCOMPANYING AUDITORS’ REPORT AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

1.	CONTINUED OPERATIONS

The financial statements have been prepared on the basis of a going concern, which contemplates that Daleco Resources Corporation and its subsidiaries (the “Company”) will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. At September 30, 2011, the Company’s current assets total $1,005,677. For the fiscal year ended September 30, 2011, the Company incurred a net loss applicable to common shareholders of $1,764,258. The ability of the Company to meet its current liabilities of $5,636,680 and its total liabilities of $9,338,535 and to continue as a going concern is dependent upon the availability of future funding, achieving profitability within its mineral segment and ongoing profitability within its oil and gas operations. If the Company is unable to continue as a going concern, there is uncertainty relative to full recoverability of its assets. The financial statements do not reflect any adjustments relating to these uncertainties.

On February 25, 2011, the Company entered into a Consulting Services Agreement with the Musser Group, LLC (“Musser Group”) to perform consulting services for the Company through February 2013. The Company engaged the Musser Group, an independent contractor, to provide advisory and consulting services to the Company. The Musser Group is engaged to provide (i) managed services; (ii) strategic business planning and implementation; and (iii) assistance in directing and executing the implementation of any strategies approved by the Board of Directors of the Company. The Musser Group’s primary focus is the analysis and validation of market opportunities for the commercialization of products within the Company’s mineral segment.

The Company will continue to seek out and entertain project specific funding commitments and other capital funding alternatives if and when they become available.

As of September 30, 2011, the Company and certain of its subsidiaries were in default of various obligations and certain debt obligations classified as Current Liabilities in the accompanying Balance Sheet as set forth in the following table:

Such defaulted obligations at September 30, 2011 include the following:

Amounts included in accounts payable:
Vendor Settlement (see Note 12)	$20,000
Blackstone Consulting Services (see Notes 7 and 11)	162,928
EV&T – fees and expenses (see Note 6)	241,345
EV&T note payable and accrued interest (see Note 6)	946,889
CAMI notes payable and accrued interest (see Note 6)	1,006,537
Accrued salary expense (see Note 7 and 11)	697,353
Total	$3,075,052

The majority of the above amounts are owed to related parties. Such related parties and EV&T are working with the Company to achieve the ultimate extinguishment of the obligations as the Company attempts to achieve profitability within its mineral segment.

To obtain capital in the past, the Company’s capital obtainment methods have included selling its interest in certain oil and gas properties, and borrowing funds from and issuing Common Stock to related and unrelated parties, as well as utilizing joint venture structures. If the Company is not successful in increasing its operating cash flows and the preceding financing methods are not available, the Company may not be able to sustain its operations and may need to seek alternative actions to preserve shareholder value. See Note 15.

2.	BASIS OF PRESENTATION

Description of Business

Daleco Resources Corporation (“DRC) is a Nevada corporation and its Articles provide for authorized capital stock of 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. The Company is a natural resources holding company whose subsidiaries are engaged in (i) the exploration, development and production of oil and gas; (ii) the exploration for naturally occurring minerals; (iii) the marketing and sales of such minerals; and (iv) the marketing and sales of patented products and processes utilizing the Company’s minerals. The Company's assets consist of two separate categories: oil and gas and non-metallic minerals. The Company’s wholly-owned active subsidiaries include Westlands Resources Corporation, Deven Resources, Inc., DRI Operating Company, Inc., Clean Age Minerals, Inc. and CA Properties, Inc.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

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

In February 2010, the Company entered into a License Agreement concerning two US method patents for the treatment of wastewaters. Such patents utilize the Company’s zeolite. The license applies to the US and covers the use of the patented technology in water, wastewater and waste treatment in animal feed operations, agriculture, and aquaculture. In addition, the license applies to the treatment of sanitary wastewater on Federal facilities, military bases and lands administered by the US Bureau of Indian Affairs. See Note 5 and the “Intangible Assets” section below.

The Company is primarily engaged in the exploration for minerals and oil and gas activities. We follow accounting standards set by the Financial Accounting Standard Board, commonly referred to as “FASB”. The FASB sets generally accepted accounting principles (“GAAP”) that we follow to ensure we consistently report our financial position, results of operations, and cash flows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification, sometimes referred to as the “Codification” or “ASC”. From time to time, the FASB may issue an Accounting Standards Update (“ASU”) which may impact the financial statements and disclosures therein (see “Recent Accounting Pronouncements”).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingencies at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the periods reported. Actual results could differ from these estimates.

Significant estimates made in preparing these Consolidated Financial Statements include, among other things, estimates of the proved oil and natural gas reserve volumes used in calculating Depletion, Depreciation and Amortization (“DD&A”) expense; the estimated future cash flows and fair value of properties used in determining the need for any impairment write-down; volumes and prices for revenues accrued; estimates of the fair value of equity-based compensation awards; deferred tax valuation and the timing and amount of future abandonment costs used in calculating asset retirement obligations. Future changes in the assumptions used could have a significant impact on reported results in future periods. The significant estimates are based on current assumptions that may be materially affected by changes to future economic conditions such as the market prices received for sales of volumes of oil and natural gas, interest rates and our ability to generate future income.

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
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

Cash and Cash Equivalents; Restricted Cash Deposits

Cash and cash equivalents include cash and investments with original maturities of three months or less. The Company’s net cash at September 30, 2011, totaled $48,917.

Restricted cash deposits totaling $108,478 at September 30, 2011, are classified as Other Assets in the accompanying Balance Sheets as they support financial assurance requirements for the Company’s operations of its mineral properties and its oil and properties in certain states as follows:

Texas and West Virginia Oil and Gas Operations Bonding Requirements	$60,010
New Mexico Minerals Operations Bonding Requirements	$48,468

Accounts Receivable

Our trade accounts receivable, which are primarily from oil and natural gas sales and joint interest billings, are recorded at the invoiced amount and include production receivables. The production receivable is valued at the invoiced amount and does not bear interest. Accounts receivable also include joint interest billing receivables which represent billings to the non-operators associated with the drilling and operation of wells and are based on those owners’ working interests in the wells. We have assessed the financial strength of our customers and joint owners and determined that no allowance for estimated uncollectible amounts was necessary at September 30, 2011 and 2010.

Inventory

We have no inventory at September 30, 2011.

Prepaid Consulting Services Agreement Fees

The prepaid consulting fees are being amortized over the two year life of the agreement. At September 30, 2011, Prepaid Consulting Services Agreement Fees totaled $517,812 of which $366,575 was classified as a Current Asset and $151,237 was classified as an Other Asset. Amortization of $217,341 is included in General and Administrative Expenses during fiscal 2011. See Note 9.

Intangible Assets

At September 30, 2011, the intangible assets consisted of Net Patent Rights of $239,980 and Net Patent License Rights of $18,188. The Patent Rights are being amortized over the life of such patent, which expires in fiscal 2012. The Patent License Rights are being amortized over the initial term of the agreement. Such initial term expires in fiscal 2013. See Note 5.

Prepaid Mineral Royalties

The Company receives a credit in the nature of prepaid mineral royalties for advance royalties paid on the Marfa zeolite lease located in Presidio County, Texas. At September 30, 2011 and 2010, Prepaid Mineral Royalties were $479,268 and $449,510, respectively. Such amounts are classified as Other Assets in the accompanying Balance Sheets. No portion has been classified as a current asset as the Company’s agreements concerning sales of such mineral do not have any minimum supply requirements as discussed in Note 8.

Mineral Properties and Reserves

The Company is an Exploration Stage company in respect to its mineral holdings and as such, no proved reserves are estimated. At September 30, 2011 and 2010, Net Mineral Properties were $9,782,128. The Company previously amortized its mineral properties at a nominal amortization rate as the Company has not produced commercial quantities of any of its mineral deposits. Once the Company produces commercial quantities of any of its mineral deposits, the Company will use the unit-of-production method in calculating cost depletion.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

The Company has recorded the acquisition of Clean Age Minerals, Inc. and associated minerals rights at cost (see Note 4) in September 2000.

Oil and Natural Gas Property, Depreciation, Depletion and Amortization (DD&A)

We account for natural gas and oil exploration and production activities under the successful efforts method of accounting. Proved developed natural gas and oil property acquisition costs are capitalized when incurred. Unproved properties with individually significant acquisition costs are assessed periodically on a property-by- property basis, and any impairment in value is recognized. If the unproved properties are determined to be productive, the appropriate related costs are transferred to proved natural gas and oil properties. Natural gas and oil exploration costs, other than the costs of drilling exploratory wells, are charged to expense as incurred. The costs of drilling exploratory wells are capitalized pending determination of whether they have discovered proved commercial reserves. If proved commercial reserves are not discovered, such drilling costs are expensed. Costs to develop proved reserves, including the costs of all development well and related equipment used in the production of natural gas and oil, are capitalized.

DD&A is calculated using the unit-of-production method on estimated proved oil and gas reserves at the field, lease, unit or well level. In arriving at rates under the unit-of-production method, the quantities of recoverable oil and natural gas are established based on estimates made by our independent engineers. We periodically review estimated proved reserve estimates and make changes as needed to DD&A expenses to account for new wells drilled, acquisitions, divestitures and other events which may have caused significant changes in our estimated proved developed producing reserves. The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned. When proved reserves are assigned, the cost of the property is added to costs subject to depletion calculations. Non-producing properties consist of undeveloped leasehold costs and costs associated with the purchase of certain proved undeveloped reserves. Undeveloped leasehold cost is allocated to the associated producing properties as the undeveloped acreage is developed. Individually significant non-producing properties are periodically assessed for impairment of value. Service properties, equipment and other assets are depreciated using the straight-line method over their estimated useful lives of three to 30 years.

When circumstances indicate that an asset may be impaired, we compare expected undiscounted future cash flows at a producing field to the unamortized capitalized cost of the asset. If the future undiscounted cash flows, based on our estimate of future natural gas and oil prices, operating costs, anticipated production from proved reserves and other relevant data, are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value. Fair value is calculated by discounting the future cash flows at an appropriate risk-adjusted discount rate. When evaluating our unproved oil and gas properties, we utilize active market prices for similar acreage to use as a comparison tool against the carrying value of our properties. If the active market prices for similar acreage do not support our carrying values we then utilize estimates of future value that will be created from the future development of these properties. If future estimated fair value of these properties is lower than the capitalized cost, the capitalized cost is reduced to the estimated future fair value.

Expenditures for repairs and maintenance to sustain production from the existing producing reservoirs are charged to expense as incurred. Expenditures to recomplete a current well in a different unproved reservoir are capitalized pending determination that economic reserves have been added. If the recompletion is not successful, the expenditures are charged to expense.

Significant tangible equipment added or replaced that extends the useful or productive life of the property is capitalized. Expenditures to construct facilities or increase the productive capacity from existing reservoirs are capitalized.

Upon the sale or retirement of a proved natural gas or oil property, or an entire interest in unproved leaseholds, the cost and related accumulated DD&A are removed from the property accounts and the resulting gain or loss is recognized. For sales of a partial interest in unproved leaseholds for cash or cash equivalents, sales proceeds are first applied as a reduction of the original cost of the entire interest in the property and any remaining proceeds are recognized as a gain.

Natural Gas and Oil Reserve Quantities

Our estimate of proved reserves is based on the quantities of oil and natural gas that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. For the years ended September 2011 and 2010, Hall Energy, Inc. (“HEI”) prepared a consolidated reserve and economic evaluation of our proved oil and gas reserves. The preparation of our proved reserve estimates are completed in accordance with our internal control procedures, which include the verification of input data used by HEI, as well as management review and approval. Reserves and their relation to estimated future net cash flows impact our depletion and impairment calculations. As a result, adjustments to depletion and impairment are made concurrently with changes to reserve estimates. Estimates of our crude oil and natural gas reserves, and the projected cash flows derived from these reserve estimates, are prepared by HEI in accordance with guidelines established by the SEC, including the rule revisions designed to modernize the oil and gas company reserves reporting requirements and which we adopted effective September 30, 2010. The independent reserve engineer estimates reserves annually on September 30. This annual estimate results in a new DD&A rate, which we use for the preceding fourth quarter after adjusting for fourth quarter production.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

Office Equipment, Furniture and Fixtures

Office Equipment, Furniture and Fixtures are recorded at cost and depreciated using the straight-line method over a period of three to seven years.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company generally assesses its oil and gas properties on a field-by-field basis utilizing its current estimate of future revenues and operating expenses. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. At September 30, 2011 and 2010, we reviewed our long-lived assets and determined no impairment was necessary.

Capital Leases

As of September 30, 2011, we had no capital leases. As a lessee, we determine if a lease is a capital lease if it meets one of four of the following criteria:

•	The ownership of the leased property transfers to us by the end of the lease term, or shortly thereafter, in exchange for the payment of a nominal fee.
•	The lease contains a bargain purchase option.
•	The lease term is equal to 75% or more of the estimated economic life of the leased property.
•	The present value at the beginning of the lease term of the minimum lease payments, excluding that portion of the payments representing executor costs such as insurance, maintenance, and taxes to be paid by the lessor, including any profit thereon, equals or exceeds 90% of the excess of the fair value of the leased property to the lessor at the lease inception over any related investment tax credit retained by the lessor and expected to be realized by the lessor.

Future Abandonment Costs

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

Generally, the salvage value of the Company’s producing wells or mining deposits is expected to exceed the cost of site restoration and abandonment. To date, mining and exploration activities of the Company's mineral deposits have been conducted by contract mining companies. As mining activity increases, the Company may accrue site restoration costs as appropriate. The effect of this statement is not material to the consolidated financial statements to warrant recognition of the ARO. During fiscal 2011, The Company accrued Future Abandonment Costs of $10,000 of costs associated with the potential abandonment and restoration of a mining deposit that was abandoned prior to fiscal 2010.

Fair Value Measurements

The Company’s only financial instruments are (a) cash, securities available for future sale, and short-term trade receivables, payables and debt, and (b) a long-term note payable to a bank. The carrying amounts reported in the accompanying consolidated financial statements for cash, securities available for future sale, and short-term trade receivables, payables and debt approximate fair values because of the immediate nature of short-term maturities of these financial instruments. Based on the borrowing rates currently available to the Company for long-term bank loans with similar terms and average maturities, the carrying amount of long-term and short-term bank debt totaling $30,454 approximates fair value at September 30, 2011.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

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

Mineral Sales – The Company recognizes revenue when the mineral product is delivered to or collected by the respective purchaser, a sales agreement exists, collection for amounts billed is reasonably assured and the sales price is fixed or determinable.

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

ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.  Stock-based compensation expense has been recorded net of estimated forfeitures for the years ended September 30, 2011 and 2010 such that expense was recorded only for those stock-based awards that are expected to vest. Options granted to non-employees are recognized in these financial statements as compensation expense (See Note 9) using the Black-Scholes option-pricing model.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

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

At September 30, 2011 and 2010, options and warrants to purchase 5,650,000 and 2,622,305 shares of common stock, respectively, were outstanding. Such shares were not included in the computation of diluted earnings per share because such shares subject to options and warrants would have an antidilutive effect on net loss per share. No other adjustments were made for purposes of per share calculations.

Concentrations of Credit Risk

At times during the fiscal years ended September 30, 2011 and 2010, the cash balance may have exceeded the Federal Deposit Insurance Corporation’s limit of $250,000. There were no losses incurred due to such concentrations.

During the fiscal years ended September 30, 2011 and 2010, the Company did not use derivative instruments to hedge exposure to changes in commodity prices.

The Company also depends on a relatively small number of purchasers for a substantial portion of our revenue. At September 30, 2011, Accounts Receivable includes approximately $529,000 of production receivables due primarily from four customers – ETC Texas Pipeline, Ltd., Gulfmark Energy, Inc., Sheridan Production Company LLC and Volunteer Energy Services, Inc.

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The amendments of this ASU are effective at the same time as the amendments in ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, so that entities will not be required to comply with the presentation requirements in ASU No. 2011-05 that ASU No. 2011-12 is deferring. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The Company is currently assessing the impact that the adoption will have on its financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Offsetting, otherwise known as netting, is the presentation of assets and liabilities as a single net amount in the statement of financial position (balance sheet). Unlike IFRS, U.S. GAAP allows companies the option to present net in their balance sheets derivatives that are subject to a legally enforceable netting arrangement with the same party where rights of set-off are only available in the event of default or bankruptcy. To address these differences between IFRS and U.S. GAAP, in January 2011 the FASB and the IASB (the Boards) issued an exposure draft that proposed new criteria for netting that were narrower than the current conditions currently in U.S. GAAP. Nevertheless, in response to feedback from their respective stakeholders, the Boards decided to retain their existing offsetting models. Instead, the Boards have issued common disclosure requirements related to offsetting arrangements to allow investors to better compare financial statements prepared in accordance with IFRS or U.S. GAAP. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company is currently assessing the impact that the adoption will have on its financial statements.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

In December 2011, the FASB issued ASU No. 2011-10, Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate-a Scope Clarification. ASU No. 2011-10 represents the consensus reached in EITF Issue No. 10-E, "Derecognition of in Substance Real Estate." The objective of this ASU is to resolve the diversity in practice about whether the guidance in FASB ASC Subtopic 360-20, “Property, Plant, and Equipment — Real Estate Sales,” applies to a parent that ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. ASU 2011-10 provides that when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Codification Subtopic 360-20 to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. That is, even if the reporting entity ceases to have a controlling financial interest under Subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. ASU 2011-10 should be applied on a prospective basis to deconsolidation events occurring after the effective date; with prior periods not adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities. For public entities, ASU 2011-10 is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. For nonpublic entities, ASU 2011-10 is effective for fiscal years ending after December 15, 2013, and interim and annual periods thereafter. Early adoption is permitted. The Company is currently assessing the impact that the adoption will have on its financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. Early adoption is permitted. The Company is currently assessing the impact that the adoption will have on its financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments to the FASB Accounting Standards Codification (Codification) in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. Nonpublic entities may apply the amendments in ASU 2011-04 early, but no earlier than for interim periods beginning after December 15, 2011. The Company is currently assessing the impact that the adoption will have on its financial statements.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this Update clarify the acquisition date that should be used for reporting the pro forma financial information disclosures in Topic 805 when comparative financial statements are presented. The amendments also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination(s). The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company is currently assessing the impact that the adoption will have on its financial statements.

In April 2010, the FASB issued ASU 2010-13, Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 updates ASC 718 to codify the consensus reached in EITF Issue No. 09-J, Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. The ASU clarifies that share-based payment awards with an exercise price denominated in the currency of a market in which a substantial portion of the underlying equity security trades should not be considered to meet the criteria requiring classification as a liability. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Early adoption is permitted. The provisions of ASU 2010-13 are not expected to have an impact on the Company’s financial statements.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Codification Subtopic 820-10 to add two new disclosures: (1) transfers in and out of Level 1 and 2 measurements and the reasons for the transfers, and (2) a gross presentation of activity within the Level 3 roll forward. The proposal also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. The proposed guidance would apply to all entities required to make disclosures about recurring and nonrecurring fair value measurements. The effective date of the ASU is the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. Early application is permitted. The Company is currently assessing the impact that the adoption will have on its financial statements.

3.	OIL AND GAS PROPERTIES

Oil and Gas Properties at September 30:

	2011	2010
Proved oil and gas properties	4,424,512	4,424,512
Support equipment and facilities	-	-
Uncompleted wells, equipment and facilities	-	-
	4,424,512	4,424,512
Accumulated depletion, depreciation and amortization	(4,036,939)	(3,937,595)
Net Oil and Gas Properties	$387,573	$486,917

During fiscal 2011 and 2010 the Company did not incur any property acquisition, exploration or development costs. The Company did not have any capitalized exploratory well costs at the beginning of fiscal 2010. All of the Company’s oil and gas activities are on-shore in the United States.

In March 2008, the Company entered into an agreement to sell its interests in certain operated gas wells and related gas gathering system in West Virginia with cash consideration to the Company of $150,000 of which $100,000 was received in April 2008. The remaining $50,000 (pending the consent of a joint interest owner in the remaining asset) is included in Accounts Receivable at September 30, 2011 and 2010, respectively.

See Notes 13, 14, and 15 more information regarding the Company’s oil and gas properties.

Results of Operations for Oil and Gas Producing Activities for Fiscal 2011 and 2010:

	2011	2010
Revenues:
Oil and gas sales	$361,348	$329,724
Well management revenue	285,758	309,855
Royalty receipts	6,631	6,283
Total revenues	653,737	645,862
Expenses and other:
Lease operating expenses	155,929	163,612
Production and severance taxes	21,702	20,165
Depreciation, depletion, amortization and valuation provisions	99,344	131,400
Gain on sale of unproved properties	-	(60,686)
Total expenses, net of gain on sale	276,975	254,491
Results of operations before income tax expenses	376,762	391,371
Income tax expenses	-	-
Results of operations from oil and gas producing activities (excluding corporate overhead and interest costs)	$376,762	$391,371

In June 2010, the Company sold its interests in nineteen undeveloped acres (unproved) in Harrison County, Texas for $60,686. There were no revenues and expenses applicable to such assets included in the fiscal 2010. The assets sold had no book value.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

Customers

The Company’s customers who purchased in excess of five percent (5%) of the Company’s oil and gas during the fiscal year ended September 30, 2011 are as follows:

Name of Purchaser	Percentage
ETC Texas Pipeline, Ltd.	30%
Gulfmark Energy, Inc.	32%
Sheridan Production Company LLC	20%
Volunteer Energy Services, Inc.	14%

4.	MINERAL PROPERTIES AND RESULTS OF OPERATIONS

Clean Age Minerals, Inc.

DRC acquired CAMI in September 2000. CAMI, through its wholly-owned subsidiary, CA Properties, Inc., a Nevada corporation, owns or has under long-term lease: (a) approximately 5,200 acres in Marfa, Presidio County, Texas, containing high grade zeolite; (b) twenty-five mining claims located in Sierra County, New Mexico, covering approximately 2,720 acres of kaolin; and (c) eleven zeolite mining claims covering approximately 220 acres located in Beaver County, Utah. The Company is an Exploration Stage company in respect to its mineral holdings. The Company’s ability to develop these mineral deposits is dependent on its success in bringing in strategic partners with experience in or a demand for specific minerals and raising capital through third parties.

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

Minerals Properties and Equipment

At September 30:	2011	2010
Undeveloped lease costs	$9,877,128	$9,877,128
Mine development costs	-	-
	9,877,128	9,877,128
Accumulated depreciation, depletion and amortization (see Note 2)	(95,000)	(95,000)
Net Mineral Properties	$9,782,128	$9,782,128

Results of Operations for Minerals Properties Activities for Fiscal 2011 and 2010:

	2011	2010
Mineral Sales	$10,374	$13,203
Operating and other expenses	(48,873)	(22,497)
Depreciation depletion, amortization and valuation provisions	(591,084)	(587,206)
	(629,583)	(596,500)
Income tax expenses	-	-
Results of operations from mineral properties activities (excluding corporate overhead and interest costs)	$(629,583)	$(596,500)

The Company continued extraction of minor quantities of its zeolite for use in testing and field trial applications of ReNuGen™ and for testing in air purification and soil decontamination.

The Company sells one of its CA Series Products under a tradename, ReNuGen™, which is used in wastewater treatment facilities. Shipment totaled 4 and 5 tons for fiscal 2011 and 2010, respectively.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

In October 2009, the Company entered into an agreement to sell zeolite to be used in certain agricultural applications limited to feed supplements in a ten state area in the south-central part of the US. Shipments totaled 118 and 77 tons for fiscal 2011 and 2010, respectively.

In April 2011, the Company entered into a Material Supply and Joint Venture Agreement between CAMI (wholly-owned subsidiary) and VitaminSpice, Inc. (“VSI”) pursuant to which CAMI agrees to supply Clinoptilolite (zeolite) to VSI in connection with the introduction by VSI of detoxification products into targeted geographic markets. VSI is obligated to utilize CAMI as its sole supplier of Clinoptilolite. The agreement does not specify any minimum quantity supply requirements of CAMI. In addition to an initial price per ton for Clinoptilolite to be sold to VSI, CAMI will share in the profits from the sales of such products by VSI. CAMI has provided material to VSI for use in product and market strategy development, as well as potential clinical studies. During fiscal 2011, the Company made no shipments of product to VSI. As of January 15, 2012, the Company has not received any orders from VSI. Should VSI not meet certain performance standards as set forth in the agreement, the Company plans to give notice to terminate the agreement pursuant to the provision in respect to termination for cause in April 2012.

Minerals operating expenses and other costs for fiscal 2011 include $20,691 of expense relating to the fair value of a warrant granted to an engineering consultant for the purchase of 100,000 shares of Common Stock to the Company as discussed in the Note 9.

Depreciation, Depletion and Amortization includes amortization of Patent Rights and Patent License Rights (see Note 5) of $591,084 and $586,539, respectively. Once the Company produces commercial quantities of any of its mineral deposits, the Company will use the unit-of-production method in calculating cost depletion

5.	PATENT AND TECHNOLOGY

Patent Rights

As part of the acquisition of Clean Age Minerals, Inc., the Company also acquired U.S. Patent No: 5387738. This patent, owned by Clean Age Minerals, Inc. (previously owned by Matrix-Loc, Inc., which was acquired by Clean Age Minerals, Inc., as a result of Matrix-Loc’s merger with Clean Age Minerals, Inc., as of March 18, 2002), deals with a reagent and process for the remediation of water and contaminated soils. The patent expired February 7, 2012. The Company has a trademark for the Company’s “ReNuGen™”, a product used to enhance the efficacy of conventional waste water treatment plants.

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

I-Squared and I-Top Technology

Pursuant to an agreement effective December 1, 2004 (“Asset Sale Agreement”), the Company agreed to sell its I-Squared and I-Top technology to PSNet Communications. In January 2005, Ostara Corporation (“Ostara”) acquired PSNet. Ostara changed its name to (1) Rheologics Technologies, Inc. in 2005, (2) to KKS Venture Management, Inc. in July 2007, and (3) Codima, Inc. (“CDMA”) in 2008. As of September 30, 2011 and 2010, the 3,167 shares (reflective of a reverse stock split) of CDMA common stock held by the Company were carried at $1 and $95, respectively, and is reflected in the Balance Sheet as Securities Available for Future Sale.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

6.	NOTES PAYABLE

Note Payable - Other

On January 12, 2011, the Revocable Trust Created by Ian B. Jacobs under Agreement dated November 25, 1999, an unrelated entity, loaned the Company $60,000. The note requires monthly payments of principal and interest (5.5%) totaling $2,645. The maturity date of such loan is January 12, 2012, with a scheduled final payment of $33,469 (see Note 15). The Company used the proceeds to satisfy certain delinquent payables. In connection with this loan, the Company issued warrants for the purchase of 500,000 shares of Common Stock at a purchase price of $0.15 per share. The warrants expire on December 31, 2015. In recording the transaction, the Company allocated the value of the proceeds to the note and the warrants based on their relative fair values. The fair value of the warrants was determined using the Black-Scholes valuation model using the following assumptions: a contractual term of 5 years, risk free interest rate of 1.99%, dividend yields of 0%, and volatility of 163%. The allocated value of the warrants was $33,337 and such amount was recorded as a discount on the note. The discount is being amortized over the life of the note and $25,940 is included in interest expense during fiscal 2011. The unamortized balance of the discount at September 30, 2011 was $7,397. As of September 30, 2011, the principal balance due on the note was $40,725 and accrued interest on the note totals $111.

CAMI Notes

Pursuant to Paragraph 5.1 of the Agreement and Plan of Merger between Clean Age Minerals, Inc. (“CAMI”), and Strategic Minerals, Inc. (“SMI”), and the Company dated September 19, 2000, obligations of CAMI to certain officers, directors and third parties were to have been satisfied by SMI or the Company within one (1) year of the merger. The indebtedness totaled (including the Martin Debt and the Haessler Debt as defined in Note 7 below) $514,881 and was evidenced by notes dated September 19, 2000 (“CAMI Notes”). The CAMI Notes were due and payable on or before September 18, 2001, and provide for interest at the rate of 8% per annum and repayment of such notes and interest thereon is guaranteed by Daleco Resources Corporation (“DRC”). The CAMI Notes remain outstanding. As of September 30, 2011, the total amount payable on these notes is $1,006,537 representing principal of $514,881 and accrued but unpaid interest and accrued late fee of $491,656.

EV&T Note

On September 30, 2005, but effective as of September 1, 2005, the Company entered into a Settlement Agreement with and issued a note (‘EV&T Note”) to its counsel, Ehmann, Van Denbergh & Trainor, P.C. (“EV&T”) to resolve and deal with the Company’s outstanding legal fees. As of September 1, 2005, the Company owed EV&T $825,355 for services performed, costs and expenses (“Debt”). Under the Settlement Agreement, the Company paid EV&T $25,355 and entered into a three (3) year note for the remainder of the Debt. The EV&T Note issued pursuant to the Settlement Agreement provides for the note to earn interest at the rate of five percent (5%) per annum on the outstanding balance from time to time. The EV&T Note is to be repaid in 35 monthly installments of $13,000, commencing on October 1, 2005, with the remainder due and payable on August 1, 2008, pursuant to the terms of the Settlement. In April 2007, the Company defaulted in respect to payments required by the Settlement Agreement. As a result of the default and EV&T’s demand for full payment, the interest rate increased from 5% to 12% and the full amount of the EV&T Note and unpaid interest became due and payable. As of September 30, 2011, the outstanding balance of the EV&T Note was $567,213 and accrued but unpaid interest totaled $379,676 through that date. Additionally, the Company owes EV&T $241,345 for current services performed and interest thereon and such amount is included in trade accounts payable at September 30, 2011.

First Citizens Bank

During November 2008, the Company entered into a loan from First Citizens Bank for $75,000 with a maturity date of November 18, 2013. The interest rate is 3.72% at September 30, 2011. Consistent with the provisions of the Note, the Company has been making monthly payments of principal of $1,250 and interest. At September 30, 2011, the balance of the Note is $30,454. The loan is secured by certain personal assets of Dov Amir, a former Director of the Company.

Convertible Note Payable and Amir Settlement Agreement

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

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

In connection with the issuance of the shares of Common Stock, the Company recognized $12,579 as interest expense in fiscal 2011. Such amount was determined based on the fair value of the Company’s Common Stock in comparison to the conversion price on the date of the issuance of the shares. As a result of the full vesting of the option granted to Amir in December 2009, the Company recognized $20,900 of stock-based compensation expense during fiscal 2011. As a result of granting the conversion rights relating to the note, the Company recognized $46,938 as a discount on the note resulting from the beneficial conversion feature and such discount is being amortized through the maturity date of the note. The discount was determined based on the fair value of the Company’s Common Stock in comparison to the conversion price on the date of the note.

Premium Finance Agreement

In November 2010, the Company entered into a premium finance security agreement with a bank to finance $21,779 of insurance premiums. At September 30, 2011, the Company has paid all amounts due under the agreement. In November 2009, the Company entered into a premium finance security agreement with a bank to finance $23,996 of insurance premiums. At September 30, 2010, the Company has paid all amounts due under the agreement.

7.25% Convertible Debentures

In June 2009, the Company commenced a private placement of up to $500,000 of 7.25% Convertible Debentures (the “Debentures”). The Debentures are convertible at a conversion price equal to the greater of either $0.14 per share or an amount equal to 80% of the average of the closing bid and ask prices of the Common Stock for the 5 trading days immediately preceding the conversion date. The Debentures are five (5) year instruments maturing on July 30, 2014, bearing interest at 7.25 % per annum on the balance outstanding from time to time. Interest commences to accrue immediately upon issuance of the Debentures and will be paid quarterly on each September 30, December 31, March 31 and June 30 for which the Debentures are outstanding. Payment of principal will commence on September 30 following the second anniversary of the closing date of the offering. The Company closed the offering period for the Debentures in January 2012. The Company is utilizing the proceeds of this private placement for general working capital purposes.

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

During 2011, the Company issued Debentures totaling $64,000 of which $35,000 and $14,000 were issued to two Directors and an officer, respectively. The purchasers of $49,000 of such Debentures elected to immediately convert such holdings into Common Stock and the Company issued 350,000 shares of Common Stock at an average conversion price of $0.14 per share. The Company anticipates closing the offering period for the Debentures during the first calendar quarter of 2012. The Company recognized $25,857 as interest expense resulting from the beneficial conversion feature of the Debentures during fiscal 2011. Such interest expense was determined based on the fair value of the Company’s Common Stock in excess of the conversion price per share as of the commitment date to purchase the Debentures.

During fiscal 2011, the Company recorded a premium of $1,071 on the Debentures resulting from the beneficial conversion feature. During fiscal 2010, the Company recorded a discount of $12,857 on the Debentures resulting from the beneficial conversion feature. The discount (net of the premium) is being amortized through the maturity date of the Debentures. Such discount or premium was determined based on the fair value of the Company’s Common Stock in comparison to the conversion price per share as of the commitment date to purchase the Debentures.

During fiscal 2011 and 2010, the Company recognized contractual coupon interest of $3,015 and $1,689, respectively, and amortization of the discount of $2,573 and $2,220, respectively. Such amounts are included in interest expense. The effective interest rate for the fiscal 2011 and 2010 was approximately16% and 25%, respectively. The principal amount of the Debentures exceeds the if-converted value of the Debentures at September 30, 2011 by approximately $3,200.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

Scheduled Maturities of Long-term Debt

The following is the maturity schedule for long-term debt outstanding at September 30, 2011:

Fiscal Year Ending September 30
2012	$15,000
2013	15,000
2014	45,454
2015	391,154
2016	-
Thereafter	-
Total	$466,608

7.	DUE TO RELATED PARTIES

Amir Obligations

On July 12, 2011, the Company entered into a Settlement Agreement with Dov Amir as discussed in Note 6.

Previously, Dov Amir, a director of the Company through July 2011, had entered into four notes with the Company as follows:

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

Mr. Amir was also entitled to a cash payment of $25,000 under his Key Man Contract (see Note 11) on June 30, 2002.

Prior to conversion of his Series A Preferred Stock into common stock, Mr. Amir was entitled to have received dividends in the amount of $91,551 of which $59,338 was outstanding as of September 30, 2010.

As of September 30, 2010, the Company owed Mr. Amir $245,836 in accrued but unpaid salary.

As of September 30, 2010, the Company was indebted to Mr. Amir in the aggregate amount of $503,589.

In October 2006, Mr. Amir and the Company entered into a Separation Agreement. During fiscal 2008, the Company defaulted on certain payments on the debt owed to Mr. Amir (“Amir Debt”) required by the Separation Agreement. Also, pursuant to the Separation Agreement, the Company was to satisfy the loan from First Citizens Bank to the Company (see Note 6) or provide sufficient substitute collateral for the bank so that the Amir Assets were released. The Company did not accomplish either of these and the Amir Assets have not been released by the bank.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

Martin Obligations

In connection with the acquisition of CAMI, CAMI owes Robert E. Martin, a director of the Company, the amount of $134,811 (“Martin Debt”). The Martin Debt was to have been satisfied on or before September 18, 2001, but was not and remains outstanding. As of September 30, 2011, the Martin Debt amounts to $134,811 in principal and accrued but unpaid interest totals $118,988. As of September 30, 2010, the Martin Debt amounts to $134,811 in principal and accrued but unpaid interest totals $108,203. The Martin Debt is evidenced by a note providing for an annual rate of interest of 8% and repayment of such notes and interest thereon is guaranteed by DRC. These amounts are included in the amounts shown for the Company’s obligation to the former officers and directors of Clean Age Minerals, Inc. (see Note 6).

As of September 30, 2011 and 2010, the Company owed Mr. Martin $245,835 in salary and $20,591 and $19,051, respectively, in unpaid reimbursable business expenses. These amounts contain no accrued interest.

As of September 30, 2011 and 2010, the Company was indebted to Mr. Martin in the aggregate amount of $520,225 and $507,900, respectively.

Novinskie Obligations

Under the terms of Mr. Novinskie’s employment agreement (see Note 11), Mr. Novinskie, currently the President and a Director of the Company, was to have received a cash bonus of $25,000 as of September 30, 2002. This bonus was not paid. As of September 30, 2011, the Company owed Mr. Novinskie $337,292 in salary and $25,000 in bonuses. As of September 30, 2010, the Company owed Mr. Novinskie $312,292 in salary and $25,000 in bonuses. As of September 30, 2011 and 2010, the Company owed Mr. Novinskie $8,968 and $6,594, respectively, in unpaid reimbursable business expenses.

As of September 30, 2011 and 2010, the Company was indebted to Mr. Novinskie in the aggregate amount of $371,260 and $343,886, respectively. These amounts contain no accrued interest.

Haessler Obligations

In connection with the acquisition of CAMI, CAMI owes $83,478 to Carl A. Haessler, a director of the Company, $58,938 to the estate of Eric R. Haessler, Carl A. Haessler, executor, and $20,000 to Alice A. Haessler, Carl A. Haessler, guardian and conservator (collectively the “Haessler Debt”). The Haessler Debt was to have been satisfied on or before September 18, 2001, but was not and remains outstanding. As of September 30, 2011, the Haessler Debt amounts to $162,416 in principal and accrued but unpaid interest totals $143,353. As of September 30, 2010, the Haessler Debt amounts to $162,416 in principal and accrued but unpaid interest totals $130,360. The Haessler Debt is evidenced by notes providing for an annual rate of interest of 8% and repayment of such notes and interest thereon is guaranteed by DRC. These amounts are included in the amounts shown for the Company’s obligation to the former officers and directors of CAMI (see Note 6). As of September 30, 2011 and 2010, the Haessler Debt and accrued but unpaid interest totals $305,769 and $292,776, respectively.

Also, the Company owes Series B Preferred Stock dividends (see Note 9) to Carl A. Haessler of $264,723 and $240,723 at September 30, 2011 and 2010, respectively.

Blackstone Obligations

At September 30, 2011 and 2010, the Company owed Mr. Blackstone, an officer of the Company, $184,603 and $110,875, respectively for salary and services provided to the Company. Unpaid salary relating to fiscal 2008 included in such amounts is $21,675 with the balance of $162,928 and $89,200, respectively, included in accounts payable in the accompanying Balance Sheets. These amounts contain no accrued interest. In April 2011, the Company issued a Debenture (see Note 6) for $14,000 as payment on the amount due Mr. Blackstone.

Maxwell Note Payable and 7.25% Convertible Debentures

During fiscal 2010, the Company borrowed $60,000 from Charles T. Maxwell, a Director of the Company. The note bears interest at prime plus 2 percent and is due on demand on or before March 31, 2012 (as amended). The Company used the funds to satisfy certain delinquent payables. As of September 30, 2011 and 2010, accrued but unpaid interest on the note totals $2,624 and $1,942, respectively.

See Note 6 regarding the 7.25% Convertible Debentures held by Mr. Maxwell totaling $45,000 and $30,000 outstanding at September 30, 2011 and 2010.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

Real Asset Management, LLC Note Payable

During fiscal 2010, the Company borrowed $50,000 from Real Asset Management, LLC, an entity affiliated with David A. Grady, a Director of the Company. The note bears interest at 15% per annum and is due on demand on or before July 15, 2012 (as amended). The Company pledged a certificate of deposit at a bank (“CD”) as collateral for the note. The CD was released as collateral for the note in February 2011. In October 2010, the Company paid $10,000 on the note (principal of $8,125 and interest of $1,875). In April 2011, the Company issued a Debenture (see Note 6) for $20,000 as partial payment on the note (principal of $16,619 and interest of $3,381). As of September 30, 2011, the principal balance due on the note was $25,256 and accrued but unpaid interest on the note totals $1,630.

Other Accrued Salary Expense

In addition to the accrued salary expense discussed above (see the Amir, Martin, Novinskie and Blackstone Obligations), the Company is indebted to certain former officers of the Company for unpaid salaries totaling $67,550 and $80,677 at September 30, 2011 and 2010, respectively.

8.	COMMITMENTS AND CONTINGENCIES

See Note 12 – Litigation.

As discussed in Note 1, as of September 30, 2011, the Company and certain of its subsidiaries were in default of various obligations and certain debt obligations classified as Current Liabilities in the Accompanying Balance Sheet. The Company has not accrued a provision for any costs or expenses for which it might be liable pursuant any provision which might be included in the agreements underlying such defaulted obligations in the event a party to such agreement commences an action to collect amounts due such party.

Lease Commitments

At September 30, 2011 the Company leases one office location and certain office equipment. The terms of all of the leases are for less than one year. Rent expense has been recorded in General and Administrative Expenses as $90,268 and $88,509 for fiscal 2011 and 2010, respectively.

The Company leases, on a monthly basis, a compressor used in oil and gas operations. Rent expense has been recorded in Lease Operating Expenses as $8,272 each of fiscal 2011 and 2010. Such rent expense represents the Company’s portion attributable to working interest in the natural gas well serviced by the compressor.

Future Abandonment Costs and Asset Retirement Obligations

See Note 2.

Mineral Supply Requirements

The Company sells one of its CA Series Products under the tradename ReNuGen™ which is used in wastewater treatment facilities pursuant to an oral agreement with the purchaser. Shipments totaled 4 and 5 tons for fiscal 2011 and 2010, respectively.

In October 2009, the Company entered into a written agreement to sell zeolite to be used in certain agricultural applications limited to feed supplements in a ten state area in the south-central part of the US. There is no minimum supply or purchase requirements related to this agreement. Shipments totaled 118 and 77 tons for fiscal 2011 and 2010, respectively.

In April 2011, the Company entered into a Material Supply and Joint Venture Agreement between CAMI (wholly-owned subsidiary) and VSI (see Note 4). During fiscal 2011, the Company made no shipments of product to VSI and the Company has not received any orders from VSI. Should VSI not meet certain performance standards as set forth in the agreement, the Company plans to give notice to terminate the agreement pursuant to the provision in respect to termination for cause in April 2012.

9.	CAPITAL STOCK

The Articles of Incorporation of the Company provide for authorized capital stock of 100,000,000 shares of common stock, par value $0.01 per share, and 20,000,000 shares of preferred stock, par value $0.01 per share. No Series A Preferred shares are outstanding at September 30, 2011 and no such shares were issued or outstanding during fiscal 2011 and 2010. The 8% Cumulative Convertible Preferred Stock (“Series B Preferred Stock”) was issued in the acquisition of Clean Age Minerals, Inc. in September 2000. The Series B Preferred Stock can be converted to common stock at 85% of the average closing price of the 5 days before the date of conversion with a minimum amount of $1.25 per share.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

Series A and B Preferred Stock Dividends

During fiscal years 2011 and 2010, there were no cash dividend payments in respect to either series of Preferred Stock. During fiscal 2011, the Company paid $59,338 of dividends on the Company's Series A Preferred Stock by issuing 237,352 shares of Common Stock (see Note 6). The only dividends paid prior to fiscal 2010 on the Company's Series B Preferred Stock were in shares of Common Stock at the time of conversion of the respective shares of such Preferred Stock into Common Stock.

At September 30, 2011, dividends payable on Series B Preferred shares totaled $1,914,558. At September 30, 2010, dividends payable totaled $1,857,895 - Series A of $59,338 and Series B of $1,798,557. As of October 1, 2011, the beginning of fiscal 2012, the Company will no longer accrue dividends on the Series B Preferred shares due to the very low probability that the holders of the Series B Preferred shares at September 30, 2011, will elect to convert such shares into shares of Common Stock. Also, the Company is not required to pay dividends by issuing shares of its Common Stock. The Company intends to pay dividends on the Series B Preferred shares when its financial condition makes any such payment appropriate. Accordingly, Preferred Stock Dividends Payable in respect to the Series B Preferred Stock at September 30, 2011 and 2010, have been classified as a long-term liability.

Subscriptions Receivable

At September 30, 2011 and 2010, the notes receivable totaling $576,000 from Messrs. Benediktson and Trynin, as discussed in Note 11, are classified as Subscriptions Receivable.

Shares Outstanding

	Number of Common Shares	Number of Series B Preferred Shares
Outstanding at September 30, 2009	45,100,811	145,000
Conversion of 7.25% Convertible Debentures into Common Stock (see Note 7)	221,134	-
Issuance of Stock For Patent License Rights (1)	140,000	-
Outstanding at September 30, 2010	45,461,945	145,000
Conversion of 7.25% Convertible Debentures into Common Stock (see Note 7)	350,000	-
Issuance of Common Stock in connection with Vendor Settlement (see Note 12)	357,677	-
Issuance of Common Stock in connection with Consulting Services Agreement (2)	2,400,000	-
Issuance of Common Stock in connection with Amir Settlement Agreement (see Note 7)	419,292	-
Outstanding at September 30, 2011	48,988,914	145,000

(1)	The Company issued 140,000 shares of its Common Stock in consideration for the License Agreement. The Company recorded $40,907 as Patents License Rights based on an average price of $0.29 per share.
(2)	The Company issued 2,400,000 shares in connection with the Consulting Services Agreement with the Musser Group (see Note 1). The shares of common stock issued to individuals associated with the Musser Group were valued at $360,000, the market price at time of issuance ($0.15 per share). Also, the Company issued to individuals associated with the Musser Group warrants for the purchase of 2,500,000 shares of Common Stock at an exercise price of $0.15 per share. The warrants may not be exercised unless and until the average bid and asking closing price of the Company’s Common Stock exceeds $1.00 per share for a period of thirty consecutive trading days. The warrants are exercisable through February 24, 2016. The fair value of the warrants was determined to be $375,153 using the Black-Scholes valuation model and the following assumptions: a contractual term of 5 years, risk free interest rate of 2.16%, dividend yields of 0%, and volatility of 163%. The Company filed a registration statement under the Securities Act of 1933 on Form S-8 for the shares of Common Stock issued to individuals associated with the Musser Group. The total fair value of the shares of Common Stock and the warrants issued individuals associated with to the Musser Group amounted to $735,153 and such amount was recorded as prepaid consulting fees.
53

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

Options and Warrants Outstanding

The Company has granted the following options and warrants to purchase common stock:

	Number of Options and Warrants	Weighted Average Price per Share
Outstanding at September 30, 2009	1,609,805	$0.51
Employee and Director Stock Options:
Granted (1)	1,200,000	$0.21
Expired (4)	(187,500)	$0.47
Outstanding at September 30, 2010	2,622,305	$0.38
Stockholder Warrants:
Expired (5)	(822,305)	$0.55
Issued(6) (7) (8)	3,100,000	$0.15
Employee and Director Stock Options:
Granted(3)	950,000	$0.22
Expired(2)	(200,000)	$0.48
Outstanding at September 30, 2011	5,650,000	$0.20

(1)	In December 2009, the Board of Directors granted (a) an option to purchase 200,000 shares of stock to a Director (Lord Gilbert) under the Company’s Non-qualified Independent Director Stock Option Plan, (b) an option to purchase 500,000 shares of Common Stock to a Director (Dov Amir) and (c) an option to purchase 500,000 shares of Common Stock to the President/Director (Gary J. Novinskie). The options are exercisable through December 2014 at an exercise price of $0.21 per share. The options vest 50% in December 2010 and 25% in each of December 2011 and 2012. Mr. Amir resigned from the Board of Directors on July 11, 2011. The Company entered into a Settlement Agreement with Mr. Amir on July 12, 2011, and his option became fully vested.
(2)	During fiscal 2006, Charles T. Maxwell was granted an option to purchase 200,000 shares of stock at an exercise price of $0.48 per share under the Company’s Non-qualified Independent Director Stock Option Plan. The option expired during fiscal 2011.
(3)	On April 26, 2011, the Board of Directors granted (a) an option to purchase 200,000 shares of stock to a Director (Charles T. Maxwell) under the Company’s Non-qualified Independent Director Stock Option Plan, (b) an option to purchase 500,000 shares of Common Stock to a Director (Robert E. Martin) and (c) an option to purchase 250,000 shares of Common Stock to the Chief Accounting Officer (Richard W. Blackstone). The options are exercisable through April 2016 at an exercise price of $0.22 per share. The options vest 50% in April 2012 and 25% in each of April 2013 and 2014.
(4)	During fiscal 2008, David L. Matz voluntarily resigned as an officer of the Company; accordingly, options for the purchase of 187,500 (average exercise price of $0.47 per share) shares of stock expired during fiscal 2010, respectively.
(5)	On December 21, 2007, Sonata Investment Company, Ltd. loaned the Company $75,000. The Company paid the note during fiscal 2008. In connection with this loan, the Company issued warrants for the purchase of 822,305 shares of Common Stock at a purchase price of $0.55 per share. The warrants expired in December 2010.
(6)	On January 12, 2011, Sonata Investment Company, Ltd. loaned $60,000 to the Company pursuant to a promissory note of same date. The Company issued warrants for the purchase of 500,000 shares of stock at an exercise price of $0.15 per share. The warrants expire on December 31, 2015.
(7)	On February 25, 2011, the Company entered into a Consulting Services Agreement with the Musser Group (see Note 1). In addition to certain registered securities, the Company issued to individuals associated with the Musser Group warrants for the purchase of 2,500,000 shares of Common Stock at an exercise price of $0.15 per share. The warrants may not be exercised unless and until the average bid and asking closing price of the Company’s Common Stock exceeds $1.00 per share for a period of thirty consecutive trading days. The warrants are exercisable through February 24, 2016.
(8)	On April 26, 2011, the Company granted a warrant for the purchase of 100,000 shares of Common Stock to an engineering consultant to the Company. The warrant is exercisable through April 25, 2016, at an exercise price of $0.22 per share.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

Stock-Based Compensation

In March 2004, the shareholders of the Company approved the Non-qualified Independent Director Stock Option Plan pursuant to which 800,000 shares of Common Stock are authorized for grants for options. Each Director eligible for an award under the plan receives an option to purchase 200,000 shares of Common Stock at an exercise price equal to the average of the bid and asked closing prices for the Company’s Common Stock for the five trading days immediately preceding the date of the award. These option rights vest over a three-year period (but only while the recipient is a Director) - 100,000 shares in the first year and 50,000 shares in each of years two and three. The options expire five (5) years after issuance. In fiscal 2011, Charles T. Maxwell was awarded an option to purchase 200,000 shares of Common Stock at an exercise price of $0.22 per share. In fiscal year 2007, David A. Grady was elected to the Board of Directors and was awarded an option to purchase 200,000 shares of Common Stock at an exercise price of $0.28 per share. In fiscal 2010, Lord John Gilbert was awarded an option to purchase 200,000 shares of Common Stock at an exercise price of $0.21 per share. As of September 30, 2011, three options to purchase a total of 600,000 shares of Common Stock have been awarded to Directors and remain unexercised at that date.

Options to purchase 950,000 and 1,200,000 shares of Common Stock were granted during fiscal 2011 and 2010, respectively. Options to purchase 200,000 and 187,500 shares of Common Stock expired during fiscal 2011 and 2010, respectively. Options to purchase 2,050,000 shares of Common Stock outstanding as of September 30, 2011, are held by officers, directors and employees of the Company (“Insiders”). The exercise prices for the options held by Insiders at September 30, 2011, range from $0.21 per share to $0.67 per share (average exercise price of $0.27 per share).

In accordance with ASC 718, the Company recorded stock-based compensation expense for fiscal 2011 and 2010 of $101,906 and $62,848, respectively, relating to stock options granted to employees. Such expense is included in General and Administrative Expenses. No tax benefit has been recognized. Compensation costs are based on the fair value at the grant date. The fair value of the options has been estimated by using the Black-Scholes option-pricing model with the following assumptions: risk free interest rates between 2.05% and 4.52%: expected life of five years; and expected volatility between 37% and 167%.

At September 30, 2010, there were 1,800,000 shares of Common Stock underlying options unexercised (weighted-average exercise price of $0.30 per share) of which 1,200,000 shares underlying options were not vested (weighted-average exercise price of $0.21 per share; weighted-average grant-date fair value of $0.11_per share). The following table summarizes information about options to purchase Common Stock outstanding as of September 30, 2011:

Exercise Price per Share	Number of Shares Underlying Options Unexercised	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Life (Years)	Number of Shares Underlying Options Exercisable	Weighted- Average Exercise Price per Share
$0.21-$0.67	2,550,000	$0.26	3.29	1,250,000	$0.29

Options to purchase 950,000 of Common Stock were granted during fiscal 2011 (weighted-average exercise price of $0.22 per share; weighted-average grant-date fair value of $0.21 per share). Options to purchase 1,200,000 shares of Common Stock were granted during fiscal 2010 (weighted-average exercise price of $0.21 per share; weighted-average grant-date fair value of $0.11 per share). No options were exercised during fiscal 2011 and 2010. At September 30, 2011, there were 1,300,000 shares of Common Stock underlying options that were not vested and the weighted-average grant-date fair value of such options was $0.18 per share.

At September 30, 2011, there was $178,739 of total unrecognized compensation cost related to non-vested share-based compensation awards. The cost is expected to be recognized over a weighted-average period of one year. The total fair value of shares vested during the years ended September 30, 2011 and 2010 was $101,906 and $62,848, respectively.

Warrants

At September 30, 2011, warrants for the purchase of 3,100,000 shares of stock at an average exercise price of $0.15 per share are outstanding.

Financing Sources

On December 21, 2007, Sonata Investment Company, Ltd. loaned the Company $75,000. The maturity date of such loan was December 20, 2008. The Company paid the note during the third quarter of fiscal 2008. In connection with this loan, the Company issued warrants for the purchase of 822,305 shares of Common Stock at a purchase price of $0.55 per share. The warrants expired on December 31. 2010.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

On January 12, 2011, the Revocable Trust Created by Ian B. Jacobs under Agreement dated November 25, 1999, loaned $60,000 to the Company pursuant to a promissory note of same date. The Company issued warrants for the purchase of 500,000 shares of Common Stock at an exercise price of $0.15 per share. The warrants expire on December 31, 2015.

Consulting Services Agreement

On February 25, 2011, the Company entered into a Consulting Services Agreement with the Musser Group. In addition to certain registered securities, the Company issued to individuals associated with the Musser Group warrants for the purchase of 2,500,000 shares of Common Stock at an exercise price of $0.15 per share. The warrants may not be exercised unless and until the average bid and asking closing price of the Company’s Common Stock exceeds $1.00 per share for a period of thirty consecutive trading days. The warrants are exercisable through February 24, 2016.

Engineering Consultant

On April 26, 2011, the Company granted a warrant for the purchase of 100,000 shares of Common Stock to an engineering consultant to the Company. The warrant is exercisable through April 25, 2016, at an exercise price of $0.22 per share.

10.	INCOME TAXES

At September 30, 2011 and 2010, the Company has current federal and state taxes payable of $192,427 and no deferred tax asset or liability. The income tax liabilities arose primarily from alternative minimum tax for fiscal 2004. The Company has accrued $100,681 and $74,153 at September 30, 2011 and 2010, respectively, for interest related to the federal and state income taxes. Interest expense related to tax liabilities of $29,628 and $16,205 for fiscal 2011 and 2010, respectively, is included in Interest Expense in the accompanying Consolidated Statement of Operations.

The Company accounts for income taxes in accordance with FASB ASC Topic 740, “Income Taxes”. ASC 740 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at September 30, 2011, operating loss carryforwards of approximately $25 million, which may be applied against future taxable income and will expire in various years through 2026. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined at this time. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards; therefore, no net deferred tax asset has been recognized. No potential benefit of these losses has been recognized in the financial statements. The company may be subject to IRC code section 382 which could limit the amount of the net operating loss and tax credit carryovers that can be used in future years.

The Company files income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2005.

The income tax effects of timing differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at September 30, 2011 and 2010 are as follows:

	2011	2010
Net operating loss carryforwards	$8,622,682	$8,486,728
Basis differences in patent rights	(83,713)	(276,975)
Basis differences in property and equipment	(2,854,183)	(2,772,635)
State income taxes	37,233	36,170
Bonus expense	480,841	467,103
Salary expense	338,867	325,147
	6,541,727	6,265,538
Less valuation allowance	(6,541,727)	(6,265,538)
Deferred tax expense (benefit)	$-	$-

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

Below is a reconciliation of the reported amount of income tax expense attributable to continuing operations for the year to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax loss for fiscal 2011 and 2010:

	2011	2010
Income tax benefit computed at the statutory Federal income tax rate	(35)%	(35)%
Change in valuation allowance	35%	35%
Effective income tax rate	0%	0%

Included in the table below are the components of income tax expense for fiscal 2011 and 2010:

	2011	2010
Current income tax expense (benefit)	$-	$-
Deferred income tax expense (benefit)	(576,890)	(435,879)
Valuation allowance	576,890	435,879
Total income tax expense (benefit)	$-	$-

11.	EMPLOYMENT CONTRACTS AND COMMITMENTS

On November 16, 2001, the Company entered into Key Man Employment Contracts (“Key Man Contracts”) with Robert E. Martin, Gary J. Novinskie and Dov Amir. The Key Man Contracts provide for acceleration of the vesting of incentive options should the Key Man be terminated prior to the expiration of the term of the Key Man Contracts. Each of Messrs. Novinskie and Amir was granted options for 500,000 shares of Company Common Stock while Mr. Martin was granted options for 1,000,000 shares of Common Stock. Mr. Martin resigned from the Company in 2005 and his option expired in fiscal 2007. Mr. Amir’s contract expired in accordance with its terms on September 30, 2006. Mr. Novinskie’s Employment Contract has been extended until September 30, 2013 in accordance with its terms. The options granted to Messrs. Amir and Novinskie expired unexercised during fiscal 2009.

In August 2005, the Company entered into employment contracts with Stephan V. Benediktson as Chief Executive Officer of the Company and Nathan Trynin as Executive Vice President. Each of Mr. Benediktson and Mr. Trynin were given the right to acquire stock of the Company at the average of the bid and ask closing price for the five trading days prior to the effective dates of their contracts. Each party exercised that right. The employment contracts also contain bonus provisions tied to the performance of the Company's stock. Mr. Benediktson and Mr. Trynin entered into notes with the Company totaling $576,000 to cover their purchase of the stock offered by their employment agreements . The notes earn interest at the prime rate of interest charged from time to time by the PNC Bank, Philadelphia, Pennsylvania. The notes, as amended in fiscal 2010 (the “Amended Notes Receivable”), mature in August 2015. The Company holds the stock as collateral for the notes. The stock will not be released to either Mr. Benediktson or Mr. Trynin unless and until their notes are satisfied in full in accordance with their terms. Interest receivable on these notes totaled $188,253 and $169,533 at September 30, 2011 and 2010, respectively.

In accordance with the provisions of Paragraph 12 of Mr. Benediktson’s and Mr. Trynin’s employment agreements, each was entitled to receive a bonus based on the increase, if any, of the value of the Company’s shares over the prior year. The bonus is computed using the formula set forth in Paragraph 12 (b) in their respective employment agreements. In August 2007, Messrs. Benediktson and Trynin resigned from their respective positions with the Company. On August 8, 2007 the Board of Directors approved bonuses aggregating $1,373,831. The Amended Notes Receivable included a provision by which such bonuses are payable in August 2015. As per the terms of the respective agreement, the Company is not obligated to pay interest on the unpaid bonus amounts. Mr. Trynin died in November 2011.

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

In October 2006, the Company entered into an Employment Agreement with Richard W. Blackstone. Mr. Blackstone joined the Company as the Secretary and Controller and currently serves as the Chief Accounting Officer. Under the terms of the Agreement, in addition to his base salary, Mr. Blackstone was granted an option to purchase 200,000 shares of Common Stock at an exercise price ($0.67 per share) equal to the then market price of the Company’s Common Stock. The option expired unexercised in October 2011. The employment agreement was amended in September 2009.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

12.	LITIGATION

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

During September 2010, a complaint was filed against WRC in the District Court of Burleson County, Texas, seeking judgment in respect to $92,921 owed to a vendor of WRC. Such amount is included in Accounts Payable in the accompanying Consolidated Balance Sheet at September 30, 2010. In November 2010, the vendor agreed to dismiss its complaint against WRC after a settlement agreement was reached whereby WRC made an initial payment of $30,000 in cash and delivered 357,677 shares of the Company’s Common Stock (consideration to the vendor of $42,921). The Company did not retire the remaining obligation by March 1, 2011, as required by the settlement agreement. The remaining obligation of $20,000 is included in Accounts Payable in the accompanying Consolidated Balance Sheet at June 30, 2011. During fiscal 2011, the Company recognized $7,154 of interest expense relating to the fair value of the shares of its Common Stock issued to such vendor. In December 2011, WRC paid $5,000 to such vendor.

13. OIL AND NATURAL GAS RESERVE QUANTITIES (UNAUDITED)

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

Hall Energy, Inc. (“Hall”), an independent petroleum engineering firm, evaluated all of the Company’s proved reserves on a consolidated basis as of September 30, 2011. A copy of the summary reserve report is included as Exhibit 99.2 to this Annual Report on Form 10-K. The technical person responsible for preparing our proved reserves estimates meets the requirements with regards to qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Hall does not own an interest in any of our properties and is not employed by us on a contingent basis.

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

The Company’s proved undeveloped reserves at September 30, 2010 are the estimated quantities which geological and engineering data indicates can be recovered in future years from the drilling of new wells on undrilled acreage (development) and/or from existing wells with the expenditure of significant funds (redevelopment). These reserves estimates were prepared by the Company’s independent consulting engineer and are based on the available technology and the prevailing market conditions. All of such identified development and redevelopment opportunities are associated with acreage held by production from existing wells, which factored into the assessment of the proved undeveloped reserves. The Company has identified fifteen (15) potential development and redevelopment opportunities associated with its existing leasehold acreage in Texas. The economic viability and development timing of these opportunities were evaluated in terms of the prevailing market conditions as part of the annual reserve estimates. The development timing is impacted by producing wells as certain acreage is not available to be included in a developmental unit until production from certain currently producing wells becomes uneconomic. Based on this assessment, proved undeveloped reserves were assigned to four developmental opportunities at September 30, 2010. During fiscal 2011, such reserves were reclassified from proved to probable reserves as no progress was made during fiscal 2011 to convert such reserves to proved developed reserves. The Company believes that the potential for the development of such locations will occur within the next few years as a result of renewed interest in the area of its properties. The prevailing oil price and the development of properties in “resource plays” in the area of the Company’s acreage are major factors contributing to such interest. At September 30, 2011, the Company has assigned probable and possible reserves to the fifteen (15) potential developmental locations.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

The following table shows the changes in the Company's proved oil and gas reserves for the year:

	2011		2010
	Crude Oil and Condensate (Barrels)	Natural Gas (MCF)	Crude Oil and Condensate (Barrels)	Natural Gas (MCF)
Proved Developed and Undeveloped Reserves:
Balance Beginning of Year	84,482	521,745	76,679	398,551
Acquisition of Reserves	-	-	-	-
Disposition of Reserves	-	-	-	-
Reclassification to probable/possible reserves (1)	(65,086)	(188,852)	-	-
Revision of Previous Estimates	16,464	43,048	9,594	156,374
Production for Year	(1,711)	(33,079)	(1,791)	(33,180)
Balance - End of Year	34,149	342,862	84,482	521,745
At End of Year:
Proved Developed Reserves	34,149	342,862	19,396	332,893
Proved Undeveloped Reserves	-	-	65,086	188,852

(1)	The reclassification of reserves in 2011 from proved undeveloped reserves at September 30, 2010, to probable reserves is discussed above.

14. Standardized Measure of Discounted Future Net Cash Flows from Estimated Production OF Proved Oil and Gas Reserves (unaudited)

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

The standardized measure of discounted future net cash flows is determined by using estimated quantities of proved reserves and taking into account the future periods in which they have been projected to be developed and produced. Estimated future production is priced at the average price received for fiscal 2011 and 2010 for the amounts at September 30, 2011 and 2010, respectively. Estimated future production is priced at year-end prices for amounts at September 30, 2009. The change in method of calculating the estimated product prices in 2011 and 2010 from 2009 is due to the Company adopting the reserve estimation and disclosure requirements of ASC Topic 932, Extractive Industries – Oil and Gas, prospectively, on September 30, 2010. The resulting estimated future cash inflows are reduced by estimated future costs to develop and produce the proved reserves. The future pretax net cash flows are then reduced further by deducting future income tax expenses as applicable. The resultant net cash flows are reduced to present value amounts by applying the ASC 932 mandated 10% discount factor.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

Standardized Measure of Discounted Future Net Cash Inflows as of September 30, 2011 and 2010:

	2011	2010
Future cash inflows	$5,034,710	$9,286,864
Future production costs	(1,639,920)	(2,343,605)
Future development costs	(24,974)	(2,456,620)
Future income tax expense*	-	-
Subtotal	3,369,816	4,486,639
Discount factor at 10%	(1,163,150)	(1,620,175)
Standardized Measure of Future Net Cash Flows	$2,206,666	$2,866,464

*	The Company presently has approximately $25 million of loss carry-forwards for Federal income tax purposes. Based on these loss carry-forwards no future taxes payable have been included in the determination of future new cash inflows. Future corporate office general and administrative expenses have not been deducted in determining future net cash flows.

Summary of Changes in Standardized Measure of Discounted Future Net Cash Flows

	2011	2010
Balance - Beginning of Year	$2,866,464	$1,851,636
Increase (decrease) in future net cash flows:
Sales for the year net of related production costs	(183,717)	(145,947)
Acquisition of reserves in place	-	-
Changes due to reclassification of proved reserves to probable reserves (see Note 13)	(1,943,411)	-
Changes in estimated future development costs	40,484	(18,034)
Changes in sales and transfer prices net of production costs related to future production	812,197	299,689
Change due to revision in quantity estimates and other	328,003	693,956
Disposition of reserves in place	-	-
Extensions and discoveries net of related costs	-	-
Accretion of discount	286,646	185,164
Balance - End of Year	$2,206,666	$2,866,464

15.	SUBSEQUENT EVENTS

Note Payable - Other

In January 2012, the Company entered into an amended and restated note (see Note 6) with a maturity date of March 12, 2012. The note requires monthly payments of principal and interest (5.5%) totaling $2,645 with a scheduled final payment of $28,595.

Sale of Oil and Gas Property Leasehold Rights

On January 20, 2012, the Company entered into a purchase and sale agreement (the “PSA”) pursuant to which the Company has agreed to sell certain oil and natural gas leasehold rights for cash of $898,355, subject to adjustment as to any title defect that is not cured within the timeframe permitted by the PSA. The closing date is February 15, 2012, or such other date as the sellers and buyer may designate (the “Closing Date”). The sale is effective as of the Closing Date. The buyer’s title review period is the earlier of the Closing Date or February 15, 2012. In the event the buyer asserts a title defect, the Company will have not less than ten working days following receipt of such assertion to cure such title defect so as to be able to deliver to buyer marketable title or to remove the defective lease from the transaction. A provision of the PSA requires that the Company shall not make any public announcement or statement concerning the PSA other than that which the Company is required to disclose on Form 8-K and other filings with the Securities and Exchange Commission. The Company will recognize a gain in the amount of proceeds ultimately received.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

Management Evaluation

Management performed an evaluation of Company activity through, the date the audited consolidated financial statements were prepared for issuance, and concluded that there are no other significant subsequent events requiring disclosure.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2011. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of September 30, 2011.  In making its assessment of the effectiveness of the Company’s internal control over financial reporting, management used the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on that assessment, management concluded that, as of September 30, 2011, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the  Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in the annual report.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2011 that materially affected or were likely to materially affect the Company’s internal control over financial reporting.

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

New Accounting Standards

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The amendments of this ASU are effective at the same time as the amendments in ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, so that entities will not be required to comply with the presentation requirements in ASU No. 2011-05 that ASU No. 2011-12 is deferring. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The Company is currently assessing the impact that the adoption will have on its financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Offsetting, otherwise known as netting, is the presentation of assets and liabilities as a single net amount in the statement of financial position (balance sheet). Unlike IFRS, U.S. GAAP allows companies the option to present net in their balance sheets derivatives that are subject to a legally enforceable netting arrangement with the same party where rights of set-off are only available in the event of default or bankruptcy. To address these differences between IFRS and U.S. GAAP, in January 2011 the FASB and the IASB (the Boards) issued an exposure draft that proposed new criteria for netting that were narrower than the current conditions currently in U.S. GAAP. Nevertheless, in response to feedback from their respective stakeholders, the Boards decided to retain their existing offsetting models. Instead, the Boards have issued common disclosure requirements related to offsetting arrangements to allow investors to better compare financial statements prepared in accordance with IFRS or U.S. GAAP. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company is currently assessing the impact that the adoption will have on its financial statements.

In December 2011, the FASB issued ASU No. 2011-10, Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate-a Scope Clarification. ASU No. 2011-10 represents the consensus reached in EITF Issue No. 10-E, "Derecognition of in Substance Real Estate." The objective of this ASU is to resolve the diversity in practice about whether the guidance in FASB ASC Subtopic 360-20, “Property, Plant, and Equipment — Real Estate Sales,” applies to a parent that ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. ASU 2011-10 provides that when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Codification Subtopic 360-20 to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. That is, even if the reporting entity ceases to have a controlling financial interest under Subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. ASU 2011-10 should be applied on a prospective basis to deconsolidation events occurring after the effective date; with prior periods not adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities. For public entities, ASU 2011-10 is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. For nonpublic entities, ASU 2011-10 is effective for fiscal years ending after December 15, 2013, and interim and annual periods thereafter. Early adoption is permitted. The Company is currently assessing the impact that the adoption will have on its financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. Early adoption is permitted. The Company is currently assessing the impact that the adoption will have on its financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments to the FASB Accounting Standards Codification (Codification) in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. Nonpublic entities may apply the amendments in ASU 2011-04 early, but no earlier than for interim periods beginning after December 15, 2011. The Company is currently assessing the impact that the adoption will have on its financial statements.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this Update clarify the acquisition date that should be used for reporting the pro forma financial information disclosures in Topic 805 when comparative financial statements are presented. The amendments also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination(s). The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company is currently assessing the impact that the adoption will have on its financial statements.

In April 2010, the FASB issued ASU 2010-13, Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 updates ASC 718 to codify the consensus reached in EITF Issue No. 09-J, Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. The ASU clarifies that share-based payment awards with an exercise price denominated in the currency of a market in which a substantial portion of the underlying equity security trades should not be considered to meet the criteria requiring classification as a liability. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Early adoption is permitted. The provisions of ASU 2010-13 are not expected to have an impact on the Company’s financial statements.

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

Item 9B.         Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS

Set forth below is certain information about each of the Directors of the Company including the name, age, principal occupation, business experience and length of service as a Director of the Company.

Business Experience

Lord Gilbert [John] (82)

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

David A. Grady (66)

Mr. Grady has been a member of the Board of Directors of the Company since September 2007 and the Secretary of the Company since February 2009. Mr. Grady is an attorney with concentrations in wealth management and business, securities, real estate and construction matters. From 2004 to 2007, Mr. Grady served as Vice President and General Counsel of Tecumseh Professional Associates, Inc., a privately held national firm based in Albuquerque, New Mexico, with business interests and activities in oil and gas, renewable energy, minerals, real estate, environmental assessment and remediation services, and government facilities management and operation. Mr. Grady received his B.A. from Yale University in 1967 and his J.D. from the University of New Mexico in 1975. Mr. Grady's background includes U.S. Army Intelligence, mainframe computer sales and systems engineering with IBM in New York City, computer hardware export/import and computer software design/development (including financial and management information systems) with his own firm in Southeast Asia. He has been a film and multimedia producer as well as a principal in a number of technology development firms and the owner/developer of several commercial, industrial, and multifamily real estate projects. Mr. Grady has served on the boards of directors of many business and nonprofit organizations.

Carl A. Haessler (52)

Mr. Haessler has been a member of the Board of Directors of the Company since April 2008 and has been a director of CAMI since January 2008. Mr. Haessler is a Brokerage and Insurance Specialist with Pacific Investment Securities in Portland, Oregon, as well as an Independent Business Consultant. From 1993 to September 2000, he served as Vice President, Chief Financial Officer and a Director of CAMI. Prior to that period, he held financial positions with Massachusetts Mutual in Portland, Oregon as an Investment Specialist and Salomon Brothers Inc. as a Fixed Income Trader & Internal Consultant in New York. Early in his career, Mr. Haessler also held the position of Operation Geologist for E & P Consulting International, an independent oil company located in Los Angeles. He received an A.B. degree, majoring in mathematics and economics and a minor in geology, from Dartmouth College in 1981, and his M.B.A. from The Amos Tuck School of Business Administration at Dartmouth College in 1987.

Robert E. Martin (84)

Mr. Martin has been a member of the Board of Directors of the Company since April 2008 and has been a director and the President of Clean Age Minerals, Inc., a wholly-owned subsidiary of the Company (“CAMI”), since January 2008. From September 2000 to May 2005, Mr. Martin was a member of the Board of Directors of the Company. From 1994 to September 2000 (when the Company acquired CAMI), Mr. Martin was a director and officer of CAMI and its affiliates. Mr. Martin previously was a Regional Vice President for Kaiser Aluminum, Vice President of Sales and Executive Vice President for Lively Equipment Company, and the owner of R.E. Martin Investments and R.R. Martin Sales. Mr. Martin is a retired Brigadier General in the U.S. Air Force Reserve. Mr. Martin is a graduate of Park University. He obtained a Master’s degree equivalent in Electrical Engineering through a joint program between the U.S. Air Force and the University of Denver. He also attended Tulsa University Law School and did post graduate work at Oklahoma State University and the University of Oklahoma.

Charles T. Maxwell (80)

Mr. Maxwell has been a member of the Board of Directors of the Company since January 2006. Mr. Maxwell was educated at Princeton University as an undergraduate and Oxford University as a graduate. Mr. Maxwell entered the oil industry in 1957 and worked for Mobil Oil Company for 11 years in the United States, Europe, the Middle East and Africa. His background has been in four traditional sectors of the industry - producing, refining, transportation, and marketing. In 1968, Mr. Maxwell joined a well-known Wall Street Firm as an oil analyst. In polls taken by Institutional Investor magazine, Mr. Maxwell was ranked by the US financial institutions as the No. 1 oil analyst for the years 1972, 1974, 1977 and 1981-1986. In addition, for the last 22 years, he has been an active member of an Oxford based organization comprised of OPEC and other industry executives from 30 countries who meet twice a year to discuss trends within the energy industry. Mr. Maxwell is currently affiliated with Weeden & Co., LLP, of Greenwich, Connecticut. Mr. Maxwell is also a director of Chesapeake Energy Corp.

Gary J. Novinskie (61)

Mr. Novinskie is the President, interim Chief Executive Officer and Chief Financial Officer of the Company. Mr. Novinskie has been the interim Chief Executive Officer of the Company since August 2007. Mr. Novinskie has been the President and Chief Financial Officer of the Company since October 1996 and was previously the Chief Operating Officer of Deven Resources, Inc. Prior to his employment with Deven Resources, Inc., Mr. Novinskie was a Vice President of Broad Street Financial Company, a privately held holding company in Columbus, Ohio for four years. Mr. Novinskie also served as the President of Omni Exploration, Inc., a public oil and gas company for seven years, as Vice President in the Energy Lending Department of the Huntington National Bank in Cleveland, Ohio, and has held various engineering and management positions during his career with Amoco Production Company at various locations throughout the United States. Mr. Novinskie holds a B.S. from the Pennsylvania State University in Petroleum and Natural Gas Engineering, and an M.B.A from Case Western Reserve University, majoring in Banking and Finance.

Executive Officers

The following is a list of names and ages of all of the executive and other officers of the Company indicating all positions and offices held by such person and each person’s principal occupation or employment with the Company. The executive officers are elected annually by the Board of Directors.

Name	Principal Occupation	Age	Executive Officer Since
Gary J. Novinskie	Interim Chief Executive Officer since August 2007, President and Chief Financial Officer since 1997	61	1996
Richard W. Blackstone	Vice President and Chief Accounting Officer since 2006; Secretary from October 2006 through January 2009	54	2006(1)
Robert E. Martin	President of CAMI	84	2008(2)
David A. Grady	Secretary since February 2009	66	2009(2)

(1)	Mr. Blackstone’s employment contract with the Company was amended in January 2009 by mutual agreement to compensate him on a consulting basis. Mr. Blackstone continues to serve as the Company’s Vice President and Chief Accounting Officer. Mr. Blackstone joined the Company in October 2006 as its Secretary and Controller. Prior to joining Daleco, Mr. Blackstone served as Vice President - Chief Financial Officer of Broad Street Financial Company and Broad Street Energy Company, privately held companies in Columbus, Ohio. From 1986 to 1991, he held various positions including Vice President, Chief Financial Officer and Director of Omni Exploration, Inc., a publicly traded oil and gas company. Mr. Blackstone held various positions including that of Senior Accountant with Deloitte & Touche LLP. In addition to the foregoing, Mr. Blackstone's broad background includes positions with companies involved in the real estate, insurance, franchise, fast food and coal extraction industries. Mr. Blackstone holds a BBA degree in accounting from Ohio University. He is a Certified Public Accountant, licensed in the State of Ohio.
(2)	Currently, Messrs. Martin and Grady do not have employment contracts with the Company.

SECTION 16(a) BENEFICIAL OWNWESHIP REPORTING COMPLIANCE

The Company does not know of any beneficial owner of more than ten percent of its Common Stock.

The Company received no Forms 5 filed by any party. Based upon a review of Forms 3 and 4 filed during the fiscal year ended September 30, 2011 and information as of September 30, 2011 concerning beneficial ownership known to the Company for which a Form 3 or 4 should have been filed as relating to persons subject to Section 16(a):

1)	Dov Amir, a Director through July 11, 2011, has included an option to purchase 500,000 shares of Common Stock granted to him in December 2009 on Form 4 filed on January 25, 2011, that was not timely;
2)	Lord Gilbert has not filed any forms required by Section 16 of the Exchange Act;
3)	Mr. Grady had not filed Forms 4 to report the acquisition of 142,857, 81,428 and 71,429 shares of Common Stock during fiscal 2011, 2010 and 2009, respectively;
4)	Mr. Haessler had not filed any forms required by Section 16 of the Exchange Act;
5)	Mr. Maxwell has included an option to purchase 200,000 shares of Common Stock granted to him on April 26, 2011on Form 4 filed on May 2, 2011, that was not timely;
6)	Mr. Novinskie has included an option to purchase 500,000 shares of Common Stock granted to him in December 2009 on Form 4 filed on January 21, 2011, that was not timely.

Code of Ethics

The Company has adopted a Code of Business Ethics that informs the Company’s directors and employees of their legal and ethical obligations to the Company and sets a high standard of business conduct. The Code of Business Ethics applies to all employees and, where applicable, to directors of the Company. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver from, any provision (including the standards listed under Item 406 of Regulation S-K) of the Code of Business Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions by posting such information on the Company’s web site (www.dalecoresources.com) and is included as Exhibit 14.1 to this Annual Report on Form 10-K The Company will provide a copy of the Code of Business Ethics to any person without charge, upon written request to the attention of the Corporate Secretary’s Office, Daleco Resources Corporation, 17 Wilmont Mews, 5th Floor, West Chester, Pennsylvania 19382.

CORPORATE GOVERNANCE

Director Nominee Procedures

There have been no changes in the procedures by which security holders may recommend nominees to the Company’s Board of Directors after the Company last provided disclosure of such procedures.

Nominating and Governance Committee

The Board of Directors has established a nominating and governance committee (the “Nominating and Governance Committee”) that currently consists of Messrs. Grady and Maxwell. Mr. Grady serves as Chairperson of the Nominating and Governance Committee. It has been determined by the Company’s Board of Directors that each member of the Nominating and Governance Committee meets NASDAQ independence requirements. The Nominating and Governance Committee members are appointed annually by the Board of Directors at its annual meeting immediately following the Annual Meeting of Shareholders. The Committee operates pursuant to a charter that was adopted by the Company’s Board of Directors in April 2008. A copy of the Nominating and Governance Committee Charter can be found on the Company’s website (www.dalecorsources.com) and is attached to this Annual Report on form 10-K, as Exhibit 3.5. The duties of the Nominating and Governance Committee include identification and nominations to the Board of Directors of candidates for election as Directors of the Company and the development and review of the Company’s Corporate Governance Principles. As part of its assigned duties, the Nominating and Governance Committee will review the Corporate Governance Principles and report to the Board of Directors as to their acceptability in scope and application, as well as recommend any future amendments thereto. The Nominating and Governance Committee held one meeting during fiscal 2011.

The Nominating and Governance Committee uses different sources to identify Board of Directors candidates, including the Company’s executive officers and current members of the Board of Directors. The Nominating and Governance Committee also considers the nomination of candidates for Director recommended by Shareholders in conformance with the appropriate tests and standards. The Nominating and Governance Committee uses the same manner and process for evaluating every candidate for Board of Directors membership, regardless of the original source of the candidate’s nomination. Recommendations to the Nominating and Governance Committee from Shareholders regarding candidates must be delivered to the Company’s Corporate Secretary no later than the close of the Company’s fiscal year, September 30, prior to the Annual Meeting of Shareholders at which the nominating shareholder proposes that the recommended candidate stand for election.

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

Audit Committee

The Board of Directors has established an audit committee (the “Audit Committee”) in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, that currently consists of Messrs. Gilbert and Maxwell. Mr. Maxwell serves as Chairperson of the Audit Committee. It has been determined by the Company’s Board of Directors that each member of the Audit Committee meets the applicable NASDAQ independence requirements and that Lord Gilbert is an Audit Committee “financial expert,” as defined in Item 401 of Regulation S-K, due to his business experience and background described previously within this Proxy Statement. The Audit Committee members are appointed annually by the Board of Directors at its annual meeting immediately following the Annual Meeting of Shareholders. The Audit Committee operates pursuant to a charter that was adopted by the Company’s Board of Directors in December 2005. A copy of the Audit Committee charter can be found on the Company’s website (www.dalecoresources.com) and is included as Exhibit 3.2 to this Annual Report on Form 10-K.The duties of the Audit Committee include the responsibility of reviewing financial information (both external and internal) about the Company and its subsidiaries so as to assure (i) that the overall audit coverage of the Company and its subsidiaries is satisfactory and appropriate to protect the shareholders from undue risks and (ii) that an adequate system of internal financial control has been designed and implemented throughout the Company and is being effectively maintained. Additionally, the Audit Committee has sole authority and direct responsibility with respect to the appointment, compensation, retention and oversight of the Company’s independent registered public accounting firm, or independent auditor. Also, as part of its duties, the Audit Committee has adopted procedures for receiving and acting on complaints received by the Company regarding accounting, internal accounting controls and auditing issues. Such complaints should be sent to the attention of the Corporate Secretary’s Office, Daleco Resources Corporation, 17 Wilmont Mews, 5th Floor, West Chester, Pennsylvania 19382. The Audit Committee held one meeting during fiscal 2011.

AUDIT COMMITTEE REPORT

The following report has been submitted by the Audit Committee:

The Audit Committee is comprised solely of Independent Directors, under the requirements of The NASDAQ Stock Market LLC and SEC rules. In addition, the Board of Directors has determined that Mr. Gilbert is a “financial expert” as defined by Regulation S-K. The Audit Committee held one meeting during fiscal 2011. The Audit Committee operates under a written charter, which is available on the corporate governance page of the Company’s web site at www.dalecoresources.com and at Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Under the charter, the Audit Committee’s responsibilities include:

•	Appointment and oversight of the independent auditor;
•	Approval of the fees and other compensation to be paid to the Company’s independent auditor;
•	Pre-approval of all auditing services and permitted non-audit services by the Company’s independent auditor;
•	Review of the Company’s annual financial statements to be included in the Company’s Annual Report on Form 10-K;

•	Oversight of the review and response to complaints made to the Company regarding accounting, internal accounting controls and auditing matters; and,
•	Review and approval of related party transactions.

Management is responsible for the Company’s internal controls and preparing the Company’s consolidated financial statements and a report on management’s assessment of the effectiveness of internal control over financial reporting. The Company’s independent registered public accounting firm, Vasquez & Company LLP, is responsible for performing an independent audit of the consolidated financial statements and issuing a report thereon. In the event that the aggregate market value of the voting and non-voting common equity held by non-affiliates on March 31 of a fiscal year (i.e., end of the second fiscal quarter) exceeds $75 million, the Company’s independent registered public accounting firm will be responsible in the subsequent fiscal year for auditing management’s assessment of the effectiveness of internal control over financial reporting and also auditing the effectiveness of internal control over financial reporting and issuing a report thereon. Such audits are performed in accordance with the standards of the Public Company Accounting Oversight Board. The Audit Committee is responsible for overseeing the conduct of these activities and appointing the Company’s independent registered public accounting firm. In performing its oversight function, the Audit Committee relies, without independent verification, on the information provided to it and on representations made by management and the independent registered public accounting firm.

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

The Audit Committee meets with the independent registered public accounting firm, with and without management present, to discuss the results of its examinations, the evaluations of the Company’s internal controls and the overall quality of the Company’s financial reporting. The Audit Committee has reviewed and discussed with management and Vasquez & Company LLP the audited financial statements for the fiscal year ended September 30, 2011. The Audit Committee has also reviewed and discussed management’s assessment of internal control over financial reporting with management. The Audit Committee also reviewed and discussed with Vasquez & Company LLP its report on the Company’s consolidated financial statements as of September 30, 2011 and 2010 that such financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries as of September 30, 2011 and 2010, and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The Audit Committee reviewed with Vasquez & Company LLP the matters required to be discussed by Statement on Auditing Standards No. 114 (The Auditor’s Communication With Those Charged With Governance). In addition, the Audit Committee discussed with Vasquez & Company LLP its independence from management, and the Audit Committee has received from Vasquez & Company LLP the written disclosures required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees).

Based on its review of the audited consolidated financial statements and discussions with management and Vasquez & Company LLP referred to above, the Audit Committee recommended to the Board of Directors the inclusion of the audited financial statements for the fiscal year ended September 30, 2011 in the Company’s Annual Report on Form 10-K for filing with the SEC.

Respectfully submitted,

/s/ Charles T. Maxwell
Charles T. Maxwell, Chairperson
Lord Gilbert

Item 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

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

Compensation Committee

The Board of Directors has established a compensation committee (the “Compensation Committee”) that currently consists of Messrs. Grady, Haessler and Maxwell. Mr. Grady serves as Chairperson of the Compensation Committee. It has been determined by the Company’s Board of Directors that each member of the Compensation Committee meets NASDAQ independence requirements. The Compensation Committee members are appointed annually by the Board of Directors at its annual meeting immediately following the Annual Meeting of Shareholders. The Committee operates pursuant to a charter that was adopted by the Company’s Board of Directors in April 2008. A copy of the Compensation Committee Charter can be found on the Company’s website (www.dalecoresources.com) and is attached to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010, as Exhibit 3.6 The duties of the Compensation Committee include annual determination of the compensation of the Chief Executive Officer and other executive officers and review and approval of goals and objectives relevant to his activities, review and approval of the Chief Executive Officer’s recommendations as to the compensation to be paid other officers of the Company, establishing that all compensation for executive officers and other officers is in compliance with securities law provisions, and review and approval of the Company’s equity-based incentive programs. The By-laws do not provide the Compensation Committee with any delegation authority regarding its duties. See the discussion below under “Compensation Discussion and Analysis” and “Compensation of Directors” for more information about the Compensation Committee’s processes and procedures. The Compensation Committee held one meeting during fiscal 2011.

Executive Compensation Program Philosophy and Objectives

We reward our named executive officers (identified in our Summary Compensation Table below) and other officers for their efforts in helping us achieve market or above-market results and for helping us take important steps to meet our long-term strategic goals. As a result, our basic executive compensation philosophy remains to “pay for performance.”

For us, a “pay for performance” philosophy means providing market compensation packages when performance meets our expectations, but also realizing that results below our expectations may result in below-market compensation packages. To further this philosophy, we have designed our executive compensation program to achieve the following objectives:

•	attract, motivate and retain key executive talent;
•	incentivize our named executive officer and other officers to help us achieve superior financial and operational performance; and
•	continue to align our named executive officer’s and other officers’ compensation interests with our goal of creating long-term shareholder value.

We believe that our executive compensation program should not be overly influenced by the short-term performance of our stock, but should instead promote long-term shareholder value. Our named executive officers and other officers are already individually focused on promoting long-term shareholder value because they are each significantly invested in our common stock. Our experience, however, has been that utilizing salary, annual cash incentive awards, and long-term equity-based awards as the primary elements of our executive compensation program is the best way to continue to align our executives’ compensation interests with our goal of promoting long-term shareholder value. We also understand that our executive compensation program provides a starting point, or baseline of comparison, for the compensation that we pay to our other employees. For this reason, we believe our executive compensation program should strike an appropriate balance among rewards, incentives and expectations.

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

Compensation Administration

The Compensation Committee of our Board of Directors, which we refer to as our Compensation Committee, reviews and determines the compensation for our named executives and other officers. The compensation that we paid our named executive and other officers in fiscal years 2011 and 2010 is disclosed in detail in the tables and narratives below under the heading “Executive Compensation.” Our Compensation Committee is also responsible for, among other things, structuring and administering the compensation programs and plans in which our named executive and other officers participate.

Compensation Processes, Procedures and Benchmarking

Generally, our Compensation Committee establishes salaries for the current fiscal year and annual cash incentive award payouts for the prior fiscal year at its regularly scheduled April meeting. Historically, at this meeting, our Compensation Committee first reviews the elements of each named executive officers’ total compensation during the previous fiscal year. Our Chief Executive Officer then makes compensation recommendations to our Compensation Committee with respect to the executive and other officers who report to him, but those officers are not present in the meeting during compensation deliberations. The chairman of the Compensation Committee then makes compensation recommendations in executive session to our Compensation Committee with respect to our Chief Executive Officer and other officers, who are absent from the meeting at that time.

Our Compensation Committee may accept or make adjustments to the recommendations it receives in establishing the final compensation for each of the named executive officer and other officers. In general, when setting each component of compensation for our named executive and other officers, our Compensation Committee considers the following performance factors:

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

Our Compensation Committee granted equity incentive awards in fiscal 2011 and 2010.

We believe the total cash compensation paid (the combination of salary and annual cash incentives) to our named executive and other officers for fiscal 2011 and 2010 were below the compensation paid for executives holding similar positions in our peer group.

Primary Elements of Compensation

We have established executive compensation objectives that are primarily focused on helping us create long-term shareholder value. We believe that we can best achieve our executive compensation program objectives by offering competitive short-term cash compensation combined with appropriate long-term equity-based compensation tied to our operating results and our achievement of incremental shareholder value. To this end, the primary elements of our executive compensation program are salary, annual cash incentive awards, and long-term equity-based incentive awards, which are each described in detail below. Generally, we look at our named executive officer’s and other officers’ complete compensation arrangements when establishing salaries, annual cash and long-term equity incentive awards.

Salaries

We provide our named executive and other officers with annual salaries both to attract and retain the executives and to provide them with a steady source of annual cash-based income. For each named executive officer, salary represents a non-“at risk” cash component of compensation. We establish our salaries at levels designed to reward our named executive and other officers for their overall level of expertise, responsibilities, experience and other factors unique to each individual officer, as determined by our Compensation Committee.

For fiscal year 2011, the amount of each named executive and other officer’s salary did not change substantially from such officers’ base fiscal year 2010 salary. Salaries earned by our named executive officers for fiscal years 2011 and 2010 appear below in the “Salary” column of our 2011 Summary Compensation Table. The Company is in default in respect to payments required in 2011, 2010, 2009 and prior fiscal years pursuant to its agreements with Messrs. Novinskie, Blackstone and Martin. See Exhibits 10.5, 10.20 and 10.7, respectively, to this Annual Report on Form 10-K for the employment agreements with Messrs. Novinskie, Blackstone and Martin. In January 2009, Mr. Blackstone and the Company mutually agreed to amend Mr. Blackstone’s employment contract with the Company. Mr. Blackstone has agreed to remain with the Company on a part-time basis as its Vice President and Chief Accounting Officer. The Company is also in default in respect to payments required in fiscal 2008 and prior fiscal years pursuant to its agreements with certain executive officers at that time.

Annual Cash Incentive Awards

Although the Company has never done so in the past, it is its desire to provide our named executive officers and other officers with annual cash incentive awards designed to motivate them to help us achieve our annual financial goals. The Board of Directors retains discretionary authority for any such awards recommended by the Compensation Committee. An annual cash incentive payment, if awarded, is made in the fiscal year following the year in which it is earned. No annual cash incentive payments were awarded for fiscal 2010 nor have any been awarded for fiscal 2011.

Long-Term Equity-Based Incentive Awards

Historically, we have used stock options as the primary vehicle for providing long-term incentives to and rewarding our named executive officers and other officers for their efforts in helping to create long-term shareholder value. We have also considered stock options as a retention tool for executive talent. Both of these factors have helped our Compensation Committee determine in past years the type of award and the number of underlying shares that it granted in connection with an equity incentive award. We had historically believed that granting stock options was the best method for motivating named executive officers to manage our company in a manner consistent with the long-term interests of our shareholders because of the direct relationship between the value of a stock option and the market price of our common stock. The following factors, however, have caused us to reevaluate this approach, and we are considering using other forms of equity incentives in the future:

•	the evolution of regulatory, tax and accounting treatment of equity incentive programs, and
•	developments in our strategic objectives.

We have historically granted stock awards to our named executive officers and other officers in conjunction with our Compensation Committee’s regular meeting. See the Summary Compensation Table for information regarding options awarded to the named executive officers during fiscal 2011 and 2010.

We anticipate granting further equity awards to our named executive and other officers. We also anticipate refining the details of our equity award program, including revisiting our policies and practices regarding the timing of awards and Compensation Committee approval, when, and if, we grant equity awards to named executive and other officers.

Other Benefits

Our named executive officers are also eligible to participate in our employee benefit plans available to all salaried employees, including our group life, health, hospitalization and/or medical reimbursement plans. These plans do not discriminate in scope, terms or operation, in favor of executive officers or Directors and are available generally to all salaried employees. Messrs. Blackstone and Martin did not participate in such plans during fiscal 2011 and 2010.The Company does not have a 401(k) savings plan or a deferred compensation program. We do not make post-termination payments and benefits available to our named executive officers. The value of these benefits are reviewed annually by our Compensation Committee, but are not generally considered as part of the overall compensation program for purposes of allocating among cash, equity and other compensation.

Perquisites

We do not believe that providing perquisites to our named executive officers helps us achieve any of our compensation program objectives, including the promotion of long-term shareholder value. We limit the perquisites made available to our named executive officers that are not otherwise available to all salaried employees, and believe that this arrangement is consistent with our “pay for performance” philosophy. During fiscal 2011 and 2010, we offered our named executive officer no perquisites.

Health and Welfare Benefits

We provide healthcare, life and disability insurance and other employee benefits programs to our employees, including our officers. We believe that these benefits are competitive within our peer group and, while not separate incentives by themselves because they do not help us achieve any of our compensation program objectives, are essential and expected parts of any compensation program. Our President is responsible for overseeing the administration of these programs. Our employee benefits programs are provided on a non-discriminatory basis to all salaried employees. These benefits include vacation and personal time; paid holidays; medical and long and short-term disability insurance programs.

Pension Benefits

We do not provide defined benefit pension arrangements or post-retirement health coverage for our officers, as we do not believe that providing these types of benefits to our officers helps us achieve any of our compensation program objectives, including the promotion of long-term shareholder value.

Retirement and Employee Stock Ownership Plans

We do not provide a 401(k) savings plan or any other form of a tax-qualified retirement plan, nor any employee stock ownership plan.

Employment and Severance Agreements

We do maintain employment agreements with Messrs. Novinskie and Blackstone. Such agreements generally include specific cash payments in the event the officer’s employment is terminated other than for cause or terminated by the officer for good reason as set forth in such agreement. The agreement does not require the officer to mitigate the amount of benefits paid by seeking other employment, and the benefits payable under the agreement are not subject to reduction for other compensation earned by the officer after termination. The agreement does have an expiration date. We believe that this agreement was necessary for us to attract and retain these officers. See further disclosure below under “Potential Payments Upon Termination or Change in Control” for more information.

Stock Ownership Guidelines

As discussed above and as disclosed below in the beneficial ownership tables, our named executive officers have a substantial equity interest in the Company. As a result, we do not have a formal policy requiring that our named executive officers own any predetermined amount of our stock. However, as indicated above, a primary objective of our “pay for performance” philosophy is to align our named executive officers’ compensation interests with our goal of creating long-term shareholder value. We therefore encourage our current named executive officers to continue to maintain an equity ownership in the company, which ownership further aligns their compensation interests with the interests of our shareholders.

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

The following tables and narratives provide, for the fiscal years ended September 30, 2011 and 2010, descriptions of the cash compensation paid by the Company, as well as certain other compensation, to Messrs. Novinskie, Blackstone and Martin (referred to as named executive officers).

Summary Compensation Table

The following table summarizes compensation earned during fiscal 2011 and 2010 by our named executive officers:

Name and Principal Position	Fiscal Year	Salary ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(f)	(f)	(j)
Gary J. Novinskie,	2011	$100,000	$0	$0	$100,000
Interim Chief Executive Officer, President and Chief Financial Officer	2010	$100,000	$57,324	$0	$157,324
Richard W. Blackstone,	2011	$0	$51,729	$101,150	$152,879
Vice President and Chief Accounting Officer(2)	2010	$0	$0	$92,860	$94,860
Robert E. Martin,	2011	$0	$103,457	$0	$103,457
President of CAMI	2010	$0	$0	$0	$0

(1)	The dollar amount reported in the Option Awards column represents the grant date fair value of each award calculated in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts were included in the Notes to Consolidated Financial Statements. In December 2009, Mr. Novinskie was granted an option to purchase 500,000 shares of Common Stock and the option is exercisable through December 2014 at an exercise price of $0.21 per share. The option vested 50% in December 2010 and vests 25% in each of December 2011 and 2012. In April 2011, the Board of Directors granted (a) an option to Mr. Martin to purchase 500,000 shares of Common Stock and (b) an option to Mr. Blackstone to purchase 250,000 shares of Common Stock. The options are exercisable through April 2016 at an exercise price of $0.22 per share. The options granted to Messrs. Martin and Blackstone vest 50% in April 2012 and 25% in each of April 2013 and 2014.
(2)	During fiscal 2011 and 2010, Mr. Blackstone was compensated on a consulting basis pursuant to the January 2009 amendment to his employment agreement.

Outstanding Equity Awards at 2011 Fiscal Year End Table

The following table shows all outstanding equity awards held by our named executive officers at the end of fiscal 2011:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(e)	(f)
Novinskie (1)	250,000	250,000	$0.21	12/20/14
Blackstone (2)	200,000	-	$0.67	10/3/11
Blackstone (3)	-	250,000	$0.22	4/25/16
Martin (3)	-	500,000	$0.22	4/25/16

(1)	In December 2009, Mr. Novinskie was granted an option to purchase 500,000 shares of Common Stock. The option is exercisable through December 2014 at an exercise price of $0.21 per share. The option vested 50% in December 2010 and vests 25% in each of December 2011 and 2012.
(2)	In October 2006, Mr. Blackstone was granted an option to purchase 200,000 shares of Common Stock. The option is exercisable through October 2011 at an exercise price of $0.67 per share. The option vested 50% in October 2007 and vested 25% in each of October 2008 and 2009.
(3)	In April 2011, the Board of Directors granted (a) an option to Mr. Martin to purchase 500,000 shares of Common Stock and (b) an option to Mr. Blackstone to purchase 250,000 shares of Common Stock. The options are exercisable through April 2016 at an exercise price of $0.22 per share. The options granted to Messrs. Martin and Blackstone vest 50% in April 2012 and 25% in each of April 2013 and 2014.

Options Exercised

The named executive officers did not exercise any options during fiscal years 2011 and 2010.

Pension Benefits

The Company does not maintain any defined benefit plans or other plans with specified retirement benefits in which its named executive officers participate.

Nonqualified Deferred Compensation

The Company does not maintain any nonqualified deferred compensation plans in which its named executive officers participate.

Potential Payments Upon Termination or Change in Control

Messrs. Novinskie and Blackstone may terminate employment with the Company under a number of different scenarios, including retirement, voluntary termination for good reason, voluntary termination without good reason, involuntary termination without cause, involuntary termination for cause, and termination in connection with a change in control, death and disability. Except as discussed below, the Company generally limits the payments or other forms of compensation that the Company will provide its named executive officers when their employment with the Company is terminated to compensation elements that the Company provides all its employees upon termination, namely payment of any earned but unpaid salary and accrued but unpaid vacation benefits.

At September 30, 2011, the Company was a party to Employment Agreement with Messrs. Novinskie and Blackstone (see Exhibits 10.5 and 10.20, respectively, to this Annual Report on Form 10-K) which provides for the officer to receive certain cash payments and other benefits if his employment with the Company is terminated other than for cause. Cause generally means the employee’s willful engaging in malfeasance or felonious conduct that in any material respect impairs the reputation, goodwill or business position of the Company or involves misappropriation of the Company’s funds or other assets. Good reason generally means termination triggered by certain reductions in compensation, duties and responsibility and authority or certain changes in place of employment.

Tabular Disclosure. The table below reflects the estimated amount of payments or compensation the named executive officer may receive under particular termination scenarios. The amounts shown in the tables below assume that the named executive officer is terminated as of September 30, 2011. Actual amounts that may be paid to any named executive officer upon termination of employment, however, can only be determined at the time of such named executive officer’s actual termination. The following table shows the potential payments upon termination under various circumstances for Messrs. Novinskie and Blackstone:

Benefits and Payments Upon Termination	Termination by Company Without Cause or Voluntary Termination for Good Reason on 09/30/11 (4)	Termination by Company With Cause or Voluntary Termination Without Good Reason on 09/30/11	Termination Subsequent to a Change in Control on 09/30/11 (4)		Termination by Death on 09/30/11 (4)	Termination by Disability on 09/30/11 (3) (4)
Compensation:
Salary (1)
Novinskie	$200,000	$0	$200,000		$200,000	$200,000
Blackstone	$180,000	$0	$180,000		$180,000	$180,000

Base salary lump sum
Novinskie	$300,000	$0	$300,000	(2)	$0	$0
Blackstone	$270,000	$0	$270,000	(2)	$0	$0

(1)	As of September 30, 2011, the amount of base salary and compensation payable to the named executive officer for services rendered during prior fiscal years has not been paid in full. See Notes to Consolidated Financial Statements.
(2)	For a termination subsequent to a change in control, this amount represents a lump sum cash payment based on the officer’s annual salary.
(3)	This amount reflects an assumption that the officer will receive the maximum available disability payment.
(4)

All options granted to the executive shall become fully vested in executive and he shall have a period of three years from the date of termination to exercise any such options. These amounts reflect an assumption that the officer will receive the maximum available disability payment.

COMPENSATION OF DIRECTORS

Director Compensation

The Company does not make any cash compensation to its Directors. The Company does reimburse expenses incurred by our non-employee Directors to attend Board and Committee meetings. Directors who are also our employees do not receive cash or equity compensation for services on our Board in addition to compensation payable for their services as employees. Independent Directors are eligible to participate in the Company’s Nonqualified Independent Director Incentive Stock Option Plan.

The following table summarizes compensation earned during the 2011 fiscal year by our non-employee Directors:

	Fees Earned or	Option
	Paid in Cash	Awards	Total
Name	($)	($)(1)	($)
(a)	(b)	(d)	(h)
Dov Amir (2)	$0	$0	$0
Lord Gilbert	$0	$0	$0
David A. Grady	$0	$0	$0
Carl A. Haessler	$0	$0	$0
Charles T. Maxwell (3)	$0	$41,383	$41,383

(1)	The dollar amount reported in the Option Awards column represents the grant date fair value of each award calculated in accordance with FASB ASC Topic 718 using the Black Scholes option-pricing model. Assumptions used in the calculation of these amounts are included in Notes 1 and 9 of Notes to Consolidated Financial Statements.

(2)	Mr. Amir voluntarily resigned from the Board of Directors on July 11, 2011.

(2)	In April 2011, Mr. Maxwell was granted an option to purchase 200,000 shares of Common Stock at an exercise price of $0.22 per share under the Company’s Nonqualified Independent Director Incentive Stock Option Plan. The option vests 50% in April 2012 and vests 25% in each of April 2013 and 2014. The option is exercisable through April 2016.

COMPENSATION COMMITTEE REPORT

The following report has been submitted by the Compensation Committee:

The Compensation Committee has reviewed and discussed the Company’s Compensation Discussion and Analysis with management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011 for filing with the SEC.

The foregoing report was submitted by the Compensation Committee and shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A promulgated by the SEC or Section 18 of the Securities Exchange Act of 1934, as amended.

Respectfully submitted,

/s/David A. Grady
David A. Grady, Chairperson
Charles Maxwell

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information Table

The following table contains information as of September 30, 2011 regarding securities authorized for issuance under equity plan compensation plans including the Non-Qualified Independent Director Stock Option Plan and individual compensation arrangements:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	600,000	$0.24	200,000
Equity compensation plans and arrangements not approved by security holders (2)	1,950,000	$0.26	-
Total (2)	2,550,000	$0.26	200,000

(1)	See the Director Compensation table.
(2)	See Note 9 of the Notes to Consolidated Financial Statements.

Non-qualified Independent Director Stock Option Plan Committee

The Board of Directors has established a Non-qualified Independent Director Stock Option Plan committee (the “Non-qualified Independent Director Stock Option Plan Committee”) that currently consists of Messrs. Grady and Maxwell. Mr. Grady serves as Chairperson of the Non-qualified Independent Director Stock Option Plan Committee. The Non-qualified Independent Director Stock Option Plan Committee members are appointed annually by the Board of Directors at its annual meeting immediately following the Annual Meeting of Shareholders. The Committee operates pursuant to the Non-qualified Independent Director Stock Option Plan approved by the Shareholders at the Company's Annual Meeting in March 2004 (“Plan”). The Plan provides for award of incentive options to outside directors of the Company. The options granted by this Plan vest over time in the ordinary course and upon certain conditions, one of which would be the merger with or acquisition of the Company. A copy of the Plan is included as Exhibit 10.21 to this Annual Report on Form 10-K for the fiscal year ended September 30, 2011. The Non-qualified Independent Director Stock Option Plan Committee held one meeting during fiscal 2011.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

As of December 31, 2011, no person is known to the Company to be the beneficial owner of more than five percent (5%) of the Company's Common Stock, as set forth on such person’s filings with the Securities and Exchange Commission (“SEC”) and the records of the Company.

Security Ownership of Management

The following information indicates the beneficial ownership by all executive officers and Directors of the Company as a group, each individual Director and each individual officer named in the Summary Compensation Table, of the outstanding Common Stock as of December 31, 2011:

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Richard W. Blackstone	100,000 shares	(1)	0.20	%(9)
Lord Gilbert [John]	500,000 shares	(2)	1.02	%(9)
David A. Grady	765,714 shares	(3)	1.56	%(9)
Carl A. Haessler	722,700 shares	(4)	1.47	%(9)
Robert E. Martin	1,680,000 shares	(5)	3.43	%(9)
Charles T. Maxwell	388,096 shares	(6)	0.78	%(9)
Gary J. Novinskie	1,478,308 shares	(7)	2.99	%(9)
All directors, nominees and current executive and other officers as a group (7 persons)	5,634,818 shares	(8)	11.21	%(10)

(1)	The stock ownership of Mr. Blackstone consists of 100,000 shares owned by him directly.
(2)	The stock ownership of Lord Gilbert [John] consists of 350,000 shares owned by him directly and 150,000 shares obtainable on exercise of options exercisable as of December 31, 2011.
(3)	The stock ownership of Mr. Grady consists of 324,286 shares held by him directly, 110,000 shares held by the David & Barbara Grady Revocable Trust of which he is a trustee, 50,000 shares held by the Grady Survivor’s Trust of which he is a trustee, 81,428 shares held by Zia Trust, Inc. of which he is an officer, and 200,000 shares obtainable on exercise of stock options exercisable as of December 31, 2011.
(4)	The stock ownership of Mr. Haessler consists of 482,700 shares owned by him directly and 240,000 shares obtainable on the conversion of 30,000 shares of Series B Preferred Stock owned by him directly (assuming a conversion date of December 31, 2011).
(5)	The stock ownership of Mr. Martin consists of 1,680,000 shares owned by him directly.
(6)	The stock ownership of Mr. Maxwell consists of 66,667 shares owned by him directly and 321,429 shares obtainable on conversion of his holdings of the 7.25% Convertible Debentures owned by him directly (assuming a conversion date of December 31, 2011).
(7)	The stock ownership of Mr. Novinskie consists of 1,083,866 shares owned by him directly, 19,442 shares held by his wife, and 375,000 shares obtainable on exercise of options exercisable as of December 31, 2011. Mr. Novinskie disclaims beneficial ownership of the shares held by his wife.
(8)	This group consists of seven persons, six of whom are directors of the Company and Mr. Blackstone.
(9)	The applicable percentage ownership is based on 48,988,914 shares of Common Stock outstanding as of December 31, 2011, plus all securities exercisable or convertible by such beneficial owner into shares of Common Stock as of December 31, 2011.
(10)	The applicable percentage ownership is based on 48,988,914 shares of Common Stock outstanding as of the Record Date plus all securities exercisable or convertible by such seven beneficial owners into shares of Common Stock as of December 31, 2011.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Independence

The Board of Directors has reviewed and evaluated transactions and relationships with Board members to determine the independence of each of the members. The Board of Directors does not believe that any of its non-employee members have relationships with the Company that would interfere with the exercise of independent judgment in carrying out his or her responsibilities as a director. The Board has determined that a majority of the Board’s members are “independent directors,” as that term is defined in the applicable listing standards of The NASDAQ Stock Market LLC (“NASDAQ”). The Board of Directors of the Company has identified and determined that Messrs. Amir, Gilbert, Grady and Maxwell are independent directors. In determining that Mr. Grady is an independent director, the Board considered that from 2004 to August 2007 Mr. Grady served as Vice President and General Counsel of Tecumseh Professional Associates, Inc., which is the Company’s partner in developing the Company’s kaolin deposit in New Mexico. Since August 2007, Mr. Grady has served as independent counsel to Tecumseh Professional Associates, Inc. Mr. Grady has no direct involvement with the Company’s relationship with Tecumseh Professional Associates, Inc. as he has agreed to abstain on any matter involving that relationship.

Transactions With Related Persons

Amir Obligations

On July 12, 2011, the Company entered into a Settlement Agreement with Dov Amir (a former Director of the Company) as discussed in Note 6 to the Consolidated Financial Statements.

Martin Obligations

In connection with the acquisition of CAMI, CAMI owes Robert E. Martin, a director of the Company, the amount of $134,811 (“Martin Debt”). The Martin Debt was to have been satisfied on or before September 18, 2001, but was not and remains outstanding. As of September 30, 2011, the Martin Debt amounts to $134,811 in principal and accrued but unpaid interest totals $118,988. The Martin Debt is evidenced by a note providing for an annual rate of interest of 8% and is guaranteed by Daleco Resources Corporation (“DRC”). As of September 30, 2011, the Company owed Mr. Martin $245,835 in salary and $20,591 in unpaid reimbursable business expenses. As of September 30, 2011, the Company was indebted to Mr. Martin in the aggregate amount of $520,225. These amounts contain no accrued interest.

Novinskie Obligations

Under the terms of Mr. Novinskie’s employment agreement, Mr. Novinskie, currently the President and a Director of the Company, was to have received a cash bonus of $25,000 as of September 30, 2002. This bonus was not paid. As of September 30, 2011, the Company owed Mr. Novinskie $337,292 in salary and $25,000 in bonuses. As of September 30, 2011, the Company was indebted to Mr. Novinskie in the aggregate amount of $362,292. These amounts contain no accrued interest.

Haessler Obligations

In connection with the acquisition of CAMI, CAMI owes $83,478 to Carl A. Haessler, a director of the Company, $58,938 to the estate of Eric R. Haessler, Carl A. Haessler, executor, and $20,000 to Alice A. Haessler, Carl A. Haessler, guardian and conservator (collectively the “Haessler Debt”). The Haessler Debt was to have been satisfied on or before September 18, 2001, but was not and remains outstanding. As of September 30, 2011, the Haessler Debt amounts to $162,416 in principal and accrued but unpaid interest totals $143,353. The Haessler Debt is evidenced by notes providing for an annual rate of interest of 8% and is guaranteed by DRC. As of September 30, 2011, the Haessler Debt and accrued but unpaid interest totals $305,769. Also, the Company owes Series B Preferred Stock dividends to Carl A. Haessler of $264,723 at September 30, 2011.

Blackstone Obligations

At September 30, 2011, the Company owed Mr. Blackstone $184,603 for salary and services provided to the Company. These amounts contain no accrued interest.

Review, Approval Or Ratification Of Transactions With Related Persons

The Company’s Audit Committee reviews and approves or ratifies any transaction between the Company and a “related person” (as that term is defined under Item 404 of Regulation S-K) that is required to be disclosed under the SEC’s related person transaction rules. In general, the Audit Committee charter provides that, when reviewing related person transactions, the Audit Committee will consider the following:

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

In the event of any conflict between this related persons transaction policy and any similar policies contained in the Company’s Code of Business Ethics, Standards of Conduct or other corporate governance documents, the terms of the related persons’ transaction policy will control. This related persons transaction policy is contained in the Audit Committee charter and is posted on the corporate governance page of the Company’s web site at www.dalecoresources.com.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

As of September 30, 2011, the Compensation Committee consisted of Messrs. Grady and Maxwell. None of the current members of the Compensation Committee during fiscal 2011 had any related person transaction with the Company required to be disclosed under Item 404 of Regulation S-K. Currently, no executive officer of the Company is serving as a member of the Compensation Committee or Board of Directors of any other entity that had an executive officer serving as a member of the Company’s Board or Compensation Committee such that the service would constitute an interlock under Item 404 of Regulation S-K.

ANTI-TAKEOVER

The Board of Directors has not adopted any anti-takeover amendments, but reserves the right to do so. There are presently issued and outstanding 145,000 shares of Series B Preferred Stock, par value $0.01, with a stated value of $10.00 per share, and 48,988,914 shares of Common Stock, par value $0.01. This leaves 19,855,000 shares of preferred stock, authorized but unissued, and 51,011,086 shares of Common Stock, authorized but unissued, available as an anti-takeover device, without giving effect to: (i) the exercise of all outstanding options and warrants held by Management (including members of the Board of Directors) (see "Security Ownership of Management"), (ii) a maximum of 1,160,000 shares of Common Stock into which the remaining 145,000 shares Series B Preferred Shares may be converted, (iii) a maximum of 321,429 shares of Common Stock into which the $45,000 of 7.25% Convertible Debentures may be converted, and (iv) a maximum of 1,578,572 shares of Common Stock into which the $394,643 of Convertible Note Payable and interest thereon may be converted . There are options and warrants for the purchase of a total of 5,650,000 shares of Common Stock, including those held by management, outstanding as of September 30, 2011. For additional information in respect to outstanding warrants and options, see Note 9 to the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K. While the issuance of these potentially available shares are all possible mechanisms which might be considered by the Board of Directors to frustrate a hostile takeover of the Company, the Board of Directors has not considered taking such actions, and no anti-takeover action has been put into effect.

At the Company's Annual Meeting in March 2004, the Shareholders approved the Company's Non-qualified Independent Director’s Stock Option Plan (“Plan”) for award of incentive options for the purchase of shares of Common Stock to outside directors of the Company. The options granted by this Plan vest over time in the ordinary course and upon certain conditions, one of which would be the merger with or acquisition of the Company with another entity. While the vesting provisions may be deemed by some to be an anti-takeover device, the Plan has not been proposed or viewed by Management in that context. An option the purchase of 200,000 shares of Common Stock, with an exercise price of $0.21 per share, was awarded to Lord Gilbert during fiscal 2010 and such option remains unexercised as of the Record Date. An option for the purchase of 200,000 shares of Common Stock, with an exercise price of $0.28 per share, was awarded to Mr. Grady during fiscal 2007 and such option remains unexercised as of the Record Date. An option for the purchase of 200,000 shares of Common Stock, with an exercise price of $0.22, was awarded to Mr. Maxwell during fiscal 2011 and such options remain unexercised as of the Record Date. Such options remain unexercised as of December 31, 2011.

Item 14. Principal Accounting Fees and Services.

Vasquez & Company LLP, an independent registered public accounting firm, has served as the Company’s independent auditors since 2005 and audited the consolidated financial statements for the fiscal years ended September 30, 2011 and 2010. The Audit Committee is directly responsible for the appointment of the Company’s independent registered public accounting firm and has appointed Vasquez & Company LLP to audit the Company’s financial statements for the year ending September 30, 2012.

AUDIT AND RELATED FEES

The following table recaps Vasquez & Company LLP fees pertaining to the fiscal years ended September 30, 2011 and 2010:

	2011	2010
Audit Fees	$107,140	$131,250
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$107,140	$131,250

The Audit Committee considers whether the provision of non-audit services, if any, are compatible with maintaining the independence of Vasquez & Company LLP. The Audit Committee’s pre-approval policies and procedures for non-audit services are described in the Company’s Audit Committee charter. For the fiscal years ended September 30, 2011 and 2010, all of the services described above were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

FINANCIAL STATEMENTS.

The following audited financial statements are included herein in Item 8 of Part II:

*	Report of Independent Registered Public Accounting Firm
*	Consolidated Balance Sheets
*	Consolidated Statements of Operations
*	Consolidated Statements of Shareholders’ Equity
*	Consolidated Statements of Cash Flow
*	Notes to Consolidated Financial Statements

SUPPLEMENTAL INFORMATION.

The following supplemental information is included herein in Item 8 of Part II – See Notes 13 and 14:

*	Estimated Net Quantities of Proved Oil and Gas Reserves
*	Standardized Measure of Discounted Future Net Cash Flow from Estimated Production of Proved Oil and Gas Reserves
*	Summary of Changes in Standardized Measure of Discounted Future Net Cash Flows

EXHIBITS.

Exhibit
No.	Description	Location

2.1	Agreement and Plan of Merger dated as of July 7, 2001, by and among Daleco Resources Corporation, DROC Acquisition, Inc., 16/6, Inc. and Thomas Smith	Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form SB-2 as filed with the SEC on September 3, 2002

2.2	Agreement and Plan of Reorganization dated March 26, 2002 by and among Daleco Resources Corporation, a Delaware Corporation, and Daleco Resources Corporation of Nevada, a Nevada Corporation	Incorporated by reference to Exhibit 16(a) to the Company’s Current Report on Form 8-K dated April 10, 2002, as filed with the SEC on April 11, 2002

2.3	Agreement and Plan of Reorganization by and among Daleco Resources Corporation, Strategic Minerals, Inc. and Clean Age Minerals, Incorporated dated September 19, 2000	Incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form SB-2 as filed with the SEC on September 3, 2002

2.4	Articles of Merger of Daleco Resources Corporation, a Delaware corporation, into and with Daleco Resources Corporation of Nevada, a Nevada corporation, dated March 26, 2002	Incorporated by reference to Exhibit 16(d) to the Company’s Current Report on Form 8-K dated April 10, 2002, as filed with the SEC on April 11, 2002

2.5	Certificate of Merger of Daleco Resources Corporation, a Delaware corporation, into and with Daleco Resources Corporation of Nevada, a Nevada corporation, dated March 26, 2002	Incorporated by reference to Exhibit 16(e) to the Company’s Current Report on Form 8-K dated April 10, 2002, as filed with the SEC on April 11, 2002

3.1	Articles of Incorporation of Daleco Resources Corporation of Nevada, Inc., a Nevada corporation	Incorporated by reference to Exhibit 16(b) to the Company’s Current Report on Form 8-K dated April 10, 2002, as filed with the SEC on April 11, 2002

Exhibit
No.	Description	Location

3.2	Audit Committee Charter effective December 9, 2005	Incorporated by reference to Exhibit 3.7 to the Company’s Annual Report on Form 10-KSB for the fiscal year ending September 30, 2005, as filed with the SEC on January 17, 2006

3.3	By-Laws of Daleco Resources Corporation of Nevada, Inc., a Nevada corporation	Incorporated by reference to Exhibit 16(c) to the Company’s Current Report on Form 8-K dated April 10, 2002, as filed with the SEC on April 11, 2002

3.4	Corporate Governance Policy effective April 10, 2008	Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2008, as filed with the SEC on May 15, 2008

3.5	Nominating and Governance Committee Charter effective April 10, 2008	Incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2008, as filed with the SEC on May 15, 2008

3.6	Compensation Committee Charter effective April 10, 2008	Incorporated by reference to Exhibit 3.6 to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2008, as filed with the SEC on May 15, 2008

3.7	Certificate of Amendment to Articles of Incorporation effective March 16, 2006	Incorporated by reference to Exhibit 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, as filed with the SEC on May 23, 2011

10.1	Securities Purchase Agreement - Letter of Intent dated July 23, 2001, by and between Terra Silex Holdings, LLC and Daleco Resources Corporation	Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form SB-2 as filed with the SEC on September 3, 2002

10.2	Stock Purchase Agreement dated September 20, 2001 by and between Terra Silex Holdings Ltd. Co. and Daleco Resources Corporation	Incorporated by Reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ending September 30, 2010 as filed with the SEC on August 11, 2011

10.3	Warrant Agreement, dated September 21, 2001, between Terra Silex Holdings Ltd. Co. and Daleco Resources Corporation	Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form SB-2 as filed with the SEC on September 3, 2002

10.4	Employment Agreement, dated November 30, 2001, between the Registrant and Dov Amir	Incorporated by Reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ending September 30, 2010 as filed with the SEC on August 11, 2011

10.5	Employment Agreement, dated November 30, 2001, between the Registrant and Gary Novinskie	Incorporated by Reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ending September 30, 2010 as filed with the SEC on August 11, 2011

10.6	Amendment to Employment Agreement (see Exhibit 10.20) dated January 19, 2009, between the Company and Richard W. Blackstone	Attached hereto

Exhibit
No.	Description	Location

10.7	Key Man Contract, dated November 30, 2001, between the Company Robert E. Martin	Incorporated by Reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ending September 30, 2010 as filed with the SEC on August 11, 2011

10.8	First Amendment to Master Distribution and Marketing Agreement among the Company and Sumitomo Corporation of America dated September 14, 2004	Incorporated by reference to the attachment to the Company’s Form 8-K as filed with the SEC on September 16, 2004

10.9	Memorandum of Understanding for Development of Sierra Kaolin Deposit dated November 30, 2004	Incorporated by Reference to Exhibit 10.9 to the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007 as filed with the SEC on February 14, 2008

10.10	Development and Operating Agreement (Calcium Carbonates, Cibola County, NM) dated February 14, 2005	Incorporated by Reference to Exhibit 10.38 to the Company’s Form 8-K as filed with the SEC on February 17, 2005

10.11	Market and Product Development Agreement dated February 22, 2005	Incorporated by Reference to Exhibit 10.39 to the Company’s Form 8-K as filed with the SEC on March 1, 2005

10.12	Sierra Kaolin Operating License dated March 11, 2005	Incorporated by Reference to Exhibit 10.39 to the Company’s Form 8-K as filed with the SEC on March 17, 2005

10.13	Employment Agreement, effective August 10, 2005, between the Company and Stephan V. Benediktson	Incorporated by Reference to Exhibit 10.13 to the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007 as filed with the SEC on February 14, 2008

10.14	Employment Agreement, effective August 10, 2005, between the Company and Nathan K. Trynin	Incorporated by Reference to Exhibit 10.14 to the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007 as filed with the SEC on February 14, 2008

10.15	Third Amendment To Limestone Mining Lease and Agreement, dated August 22, 2007	Incorporated by Reference to Exhibit 10.15 to the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007 as filed with the SEC on February 14, 2008

10.16	Settlement Agreement dated July 12, 2011 between the Company and Dov Amir	Attached Hereto

10.17	Sierra Kaolin Restated Development and Operating Agreement Among Tecumseh Professional Associates, Inc., Tecumseh Industrial Minerals, LLC, Daleco Resources Corporation, Clean Age Minerals, Inc., and C.A. Properties, Inc. dated June 7, 2007	Incorporated by reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2007, as filed with the SEC on August 14, 2007

10.18	Separation Agreement, dated October 27, 2006, between the Company and Dov Amir	Incorporated by Reference to Exhibit 10.18 to the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007 as filed with the SEC on February 14, 2008

10.19	Employment Agreement, dated January 23, 2006, between the Company and David L. Matz	Incorporated by Reference to Exhibit 10.19 to the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007 as filed with the SEC on February 14, 2008

Exhibit
No.	Description	Location

10.20	Employment Agreement, dated October 4, 2006, between the Company and Richard W. Blackstone	Incorporated by Reference to Exhibit 10.20 to the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007 as filed with the SEC on February 14, 2008

10.21	Non-qualified Independent Director Stock Option Plan Approved by the Shareholders at the Annual Meeting on March 24, 2004	Incorporated by Reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ending September 30, 2010 as filed with the SEC on August 11, 2011

10.22	Second Amendment to Loan Agreement dated December 31, 2003	Incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2009, as filed with the SEC on May 20, 2009

10.23	Consulting Services Agreement between The Musser Group LLC and Daleco Resources Corporation dated February 25, 2011	Incorporated by reference to Exhibit 10.23 to the Form 8-K filed March 3, 2011

14.1	Code of Ethics adopted December 9, 2005	Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ending September 30, 2005, as filed with the SEC on January 17, 2006

21	Subsidiaries of the Company	Incorporated by Reference to Exhibit 21 to the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007 as filed with the SEC on February 14, 2008

23.1	Consent of Krumrey Industrial Minerals, LLC dated December 29, 2010	Incorporated by Reference to Exhibit 23.1 to the Company's Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ending September 30, 2010 as filed with the SEC on August 11, 2011

31.1	Certification of Gary J. Novinskie, Interim Chief Executive Officer and President dated February 13, 2012	Attached hereto

31.2	Certification of Gary J. Novinskie, Chief Financial Officer dated February 13, 2012	Attached hereto

32.1	Certification of Gary J. Novinskie, Interim Chief Executive Officer and President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) dated February 13, 2012	Attached hereto

99.1	Location Maps for Registrant’s Zeolite lease in Marfa County, Texas, Kaolin Claims in Sierra County, New Mexico, and Zeolite Claims in Beacon County, Utah	Attached hereto

99.2	Summary Reserve Report of Hall Energy, Inc. dated February 2, 2012	Attached hereto

OIL AND NATURAL GAS TERMS

The following is a description of the meanings of some of the oil and gas industry terms used in this report:

Basin. A large natural depression on the earth’s surface in which sediments accumulate.

Bbl. One stock tank barrel, of 42 U.S. gallons liquid volume, of crude oil.

Bcf.  Billion cubic feet, determined using the ratio of six Mcf of gas to one Bbl of crude oil, condensate or gas liquids.

Bop . Barrels of oil per day.

Btu or British Thermal Unit.  The quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.

Completion.  The installation of permanent equipment for the production of oil or gas.

Development or Developmental well.  A well drilled within the proved boundaries of an oil or gas reservoir with the intention of completing the stratigraphic horizon known to be productive.

Dry hole.  A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses, taxes and the royalty burden.

Exploitation. A drilling or other project which may target proved or unproved reserves (such as probable or possible reserves), but generally is expected to have lower risk.

Exploration or Exploratory well.  A well drilled to find and produce oil or gas reserves not classified as proved, to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir or to extend a known reservoir.

Field.  An area consisting of either a single reservoir or multiple reservoirs, all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

Gross acres or gross wells.  The total acres or wells, as the case may be, in which a working interest is owned.

Horizontal drilling.  A drilling operation in which a portion of the well is drilled horizontally within a productive or potentially productive formation. This operation usually yields a well which has the ability to produce higher volumes than a vertical well drilled in the same formation.

Injection well or Injection.  A well which is used to place liquids or gases into the producing zone during secondary/tertiary recovery operations to assist in maintaining reservoir pressure and enhancing recoveries from the field.

Lease operating expenses.  The expenses of lifting oil or gas from a producing formation to the surface, and the transportation and marketing thereof, constituting part of the current operating expenses of a working interest, and also including labor, superintendence, supplies, repairs, short-lived assets, maintenance, allocated overhead costs, ad valorem taxes and other expenses incidental to production, but excluding lease acquisition or drilling or completion expenses.

MBbls.  One thousand barrels of crude oil or other liquid hydrocarbons.

MBOE. One thousand barrels of oil equivalent.

Mcf.  One thousand cubic feet of natural gas.

Mcfd. One thousand cubic feet of natural gas per day.

MMBbls.  One million barrels of oil or other liquid hydrocarbons.

MMBOE. One million barrels of oil equivalent.

MMBtu.  One million British thermal units.

MMcf.  One million cubic feet of gas.

 MMcfe.  One million cubic feet equivalent, determined using the ratio of six Mcf of gas to one Bbl of oil, condensate or gas liquids.

Net acres or net wells.  The sum of the fractional working interests owned in gross acres or wells, as the case may be.

NYMEX.  New York Mercantile Exchange.

PV-10 or present value of estimated future cash flows.  An estimate of the present value of the estimated future cash flows from proved oil and gas reserves at a date indicated after deducting estimated production and ad valorem taxes, future capital costs and operating expenses, but before deducting any estimates of federal income taxes. The estimated future cash flows are discounted at an annual rate of 10%, in accordance with the Securities and Exchange Commission’s practice, to determine their “present value.” The present value is shown to indicate the effect of time on the value of the revenue stream and should not be construed as being the fair market value of the properties. Estimates of future cash flows are made using oil and gas prices and operating costs at the date indicated and held constant for the life of the reserves.

Primary recovery. The period of production in which oil and natural gas is produced from its reservoir through the wellbore without enhanced recovery technologies, such as water floods or ASP floods.

Productive well.  A well that is found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

Prospect.  A specific geographic area which, based on supporting geological, geophysical or other data and also preliminary economic analysis using reasonably anticipated prices and costs, is deemed to have potential for the discovery of commercial hydrocarbons.

Proved developed non-producing reserves or PDNP.  Proved developed reserves expected to be recovered from zones behind casing in existing wells.

Proved developed producing reserves or PDP.  Proved developed reserves that are expected to be recovered from completion intervals currently open in existing wells and capable of production to market.

Proved developed reserves.  Developed oil and gas reserves are reserves of any category that can be expected to be recovered (i) through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well; and (ii) through installed extraction equipment and infrastructure operational at the time of the reserves estimate

Proved reserves.  Those quantities of oil and gas, which, by analysis of geosciences and engineering data, can be estimated with reasonable certainty to be economically producible, from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations, prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

The area of the reservoir considered as proved includes: (i) the area identified by drilling and limited by fluid contacts, if any, and (ii) adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or gas on the basis of available geosciences and engineering data.

In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons as seen in a well penetration unless geosciences, engineering, or performance data and reliable technology establishes a lower contact with reasonable certainty. Where direct observation from well penetrations has defined a highest known oil elevation and the potential exists for an associated gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geosciences, engineering or performance data and reliable technology establish the higher contact with reasonable certainty.

Reserves which can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when: (i) successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir, or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based; and (ii) the project has been approved for development by all necessary parties and entities, including governmental entities.

 Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined. The price shall be the average price during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.

Proved undeveloped reserves or PUD.  Reserves of any category that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

Reserves on undrilled acreage shall be limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time.

Recompletion. The addition of production from another interval or formation in an existing wellbore.

Reserve life index.  An index calculated by dividing year-end proved reserves by the average production during the past year to estimate the number of years of remaining production.

Reservoir.  A porous and permeable underground formation containing a natural accumulation of producible oil and/or gas that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

Secondary recovery.  An artificial method or process used to restore or increase production from a reservoir after the primary production by the natural producing mechanism and reservoir pressure has experienced partial depletion. Gas injection and waterflooding are examples of this technique.

Tertiary recovery. The third stage of hydrocarbon production during which sophisticated techniques that alter the original properties of the oil are used. Chemical flooding (including ASP flooding), miscible displacement and thermal flooding are examples of this technique.

Undeveloped acreage.  Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or gas, regardless of whether or not such acreage contains proved reserves.

Waterflooding.  A secondary recovery operation in which water is injected into the producing formation in order to maintain reservoir pressure and force oil toward and into the producing wells.

Working interest.  The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and receive a share of production.

Workover. Operations on a producing well to restore or increase production.

MINERALS AND MINING TERMS

The following is a description of the meanings of some of the minerals and mining industry terms used in this report:

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

DALECO RESOURCES CORPORATION

Dated: February 15, 2012	By:	/s/ Gary J. Novinskie
Gary J. Novinskie, Interim Chief Executive Officer, President
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 15, 2012	By:	/s/ Gary J. Novinskie
Gary J. Novinskie, Interim Chief Executive Officer, President, Chief Financial Officer (Principal Financial Officer) and Director

Dated: February 15, 2012	By:	/s/ Richard W. Blackstone
Richard W. Blackstone, Vice President and Chief Accounting Officer

Dated: February 15, 2012	By:	/s/ John Gilbert
John Gilbert, Director

Dated: February 15, 2012	By:	/s/ David A. Grady
David A. Grady, Director

Dated: February 15, 2012	By:	/s/ Carl A. Haessler
Carl A. Haessler, Director

Dated: February 15, 2012	By:	/s/ Robert E. Martin
Robert E. Martin, Director

Dated: February 15, 2012	By:	/s/ Charles T. Maxwell
Charles T. Maxwell, Director

