Form 10-Q
period 2011-12-31
DALECO RESOURCES CORP
filed 2012-02-21
CIK 746967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

Shares of Common Stock outstanding as of January 31, 2012: 48,988,914

Shares of Series B 8% Cumulative Convertible Preferred Stock outstanding of January 31, 2012: 145,000

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31 2011	September 30 2011
ASSETS	(Unaudited)
Current Assets:
Cash and Equivalents	$140,388	$48,917
Accounts Receivable	323,942	582,761
Prepaid Consulting Services Agreement Fees	366,575	366,575
Other Current Assets	13,422	7,424
Total Current Assets	844,327	1,005,677
Other Assets:
Patent Rights	6,594,500	6,594,500
Accumulated Amortization of Patent Rights	(6,498,883)	(6,354,520)
Net Patent Rights	95,617	239,980
Patents License Rights	40,907	40,907
Accumulated Amortization of Patents License Rights	(26,127)	(22,719)
Net Patents License Rights	14,780	18,188
Prepaid Mineral Royalties – Long-term	509,265	479,268
Interest Receivable	192,972	188,253
Restricted Cash Deposits	108,938	108,478
Prepaid Consulting Services Agreement Fees	59,093	151,237
Securities Available for Future Sale	1	1
Total Other Assets	980,666	1,185,405
Property, Plant and Equipment:
Mineral Properties, at cost	9,877,128	9,877,128
Accumulated Depreciation, Depletion and Amortization	(95,000)	(95,000)
Net Mineral Properties	9,782,128	9,782,128
Oil and Gas Properties, at cost	4,424,512	4,424,512
Accumulated Depreciation, Depletion and Amortization	(4,051,939)	(4,036,939)
Net Oil and Gas Properties	372,573	387,573
Office Equipment, Furniture and Fixtures, at cost	61,502	61,502
Accumulated Depreciation	(61,502)	(61,502)
Net Office Equipment, Furniture and Fixtures	-	-
Total Net Property, Plant and Equipment	10,154,701	10,169,701
TOTAL ASSETS	$11,979,694	$12,360,783

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31 2011	September 30 2011
LIABILITIES AND SHAREHOLDERS’ EQUITY	(Unaudited)
Current Liabilities:
Accounts Payable	$1,445,086	$1,516,760
Revenue Payable to Oil and Gas Royalty and Other Working Interest Owners	1,012,124	1,010,332
Federal and State Income Taxes Payable	192,427	192,427
Accrued Interest Expense	1,044,468	985,079
Accrued Salary Expense	701,133	697,353
Accrued Expense Reimbursements	19,051	19,051
EV&T Note Payable	567,213	567,213
CAMI Notes Payable	514,881	514,881
Notes Payable - Related Parties	85,256	85,256
Premium Finance Note Payable	17,956	-
Note Payable - Other, net of unamortized discount of $782 and $7,397, respectively	32,531	33,328
Note Payable - First Citizens Bank – Current Portion	15,000	15,000
Total Current Liabilities	5,647,126	5,636,680

Long-term Debt:
Note Payable – First Citizens Bank – Long-term Portion	10,364	15,454
7.25% Convertible Debentures, net of unamortized discount of $6,373 and $6,992, respectively	38,627	38,008
Convertible Note Payable, net of unamortized discount of $41,995 and $44,639, respectively	349,159	346,515
Total Long-term Debt	398,150	399,977
Convertible Accrued Interest on Convertible Note Payable	7,502	3,489
Accrued Bonus Expense	1,373,831	1,373,831
Series B 8% Cumulative Convertible Preferred Stock Dividends Accrued	1,914,558	1,914,558
Future Abandonment Costs	10,000	10,000
TOTAL LIABILITIES	9,351,167	9,338,535
Commitments and Contingencies
SHAREHOLDERS’ EQUITY:
Preferred Stock – 20,000,000 shares authorized
Series A Preferred Stock - par value of $0.01 per share (outstanding: none)	-	-
Series B 8% Cumulative Convertible Preferred Stock – par value of $0.01 per share (outstanding: 145,000 shares); liquidation preference of $1,450,000 plus arrearages in cumulative dividends of $1,943,796 and $1,914,558, respectively	1,450	1,450
Common Stock – 100,000,000 shares authorized – par value of $0.01 per share (outstanding: 48,988,914 shares)	489,889	489,889
Additional Paid-in Capital	46,747,857	46,718,270
Accumulated Deficit	(44,028,970)	(43,605,662)
Subscriptions Receivable	(576,000)	(576,000)
Accumulated Other Comprehensive Loss	(5,699)	(5,699)
TOTAL SHAREHOLDERS’ EQUITY	2,628,527	3,022,248
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,979,694	$12,360,783

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

(UNAUDITED)

	Three Months ended December 31
	2011	2010
Revenues:
Oil and Gas Sales	$114,224	$89,025
Well Management Revenue	71,440	71,440
Royalty Receipts	1,513	1,561
Mineral Sales	1,267	6,605
Total Operating Revenues	188,444	168,631
Expenses:
Lease Operating Expenses - Oil and Gas	48,020	46,877
Operating Expenses and Other Costs - Minerals	3,003	7,291
Production and Severance Taxes – Oil and Gas	6,374	5,316
Depreciation, Depletion and Amortization	162,771	174,428
General and Administrative Expenses	305,996	209,607
Total Expenses	526,164	443,519
Loss From Operations	(337,720)	(274,888)
Other Income (Expense):
Interest and Dividend Income	5,203	5,622
Interest Expense	(90,791)	(68,289)
Total Other Income (Expense), Net	(85,588)	(62,667)
Loss Before Income Taxes	(423,308)	(337,555)
Taxes Based on Income	-	-
Net Loss	(423,308)	(337,555)
Preferred Stock Dividends, accumulated and accrued, respectively	(29,238)	(29,238)
Net Loss Applicable to Common Shareholders	$(452,546)	$(366,793)

Basic and Fully Diluted Net Loss per Share	$(0.01)	$(0.01)
Weighted-average Number of Shares of Common Stock Outstanding	48,988,914	45,555,252

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

(UNAUDITED)

	2011	2010
Cash Flows From Operating Activities:
Net Loss	$(423,308)	$(337,555)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation, Depletion and Amortization	162,771	174,428
Amortization of Prepaid Consulting Services Agreement Fees	92,145	-
Amortization of Discount on Note Payable – Other	6,614	-
Amortization of Discount on 7.25% Convertible Debentures	619	693
Amortization of Discount on Convertible Note Payable	2,644	-
Non-cash Charge as Interest Expense	-	7,154
Stock-based Compensation Expense	29,587	16,720
Changes in Operating Assets and Liabilities:
Receivables	254,100	(42,634)
Prepaid Mineral Royalties	(29,997)	(29,767)
Other Current Assets	(5,998)	-
Restricted Cash Deposits	(460)	(577)
Accounts Payable	(71,674)	140,948
Revenue Payable	1,792	(4,244)
Accrued Interest Expense	63,402	31,022
Other Accrued Expenses	3,779	4,698
Net Cash Provided By (Used in) Operating Activities	86,016	(39,114)

Cash Flows From Financing Activities:
Payments on Notes and Debt	(14,197)	(14,411)
Proceeds from Borrowings	19,652	21,779
Net Cash Provided By Financing Activities	5,455	7,368

Net Change in Cash and Equivalents	91,471	(31,746)
Cash and Equivalents at Beginning of Period	48,917	121,447
Cash and Equivalents at End of Period	$140,388	$89,701

Supplemental Information:
Income Taxes Paid	$-	$-
Interest Paid	$1,047	$13,610
Supplemental Disclosure of Non-cash Transactions:
Preferred Dividends Not Paid, Accumulated and Accrued, respectively	$29,238	$29,238
Issuance of Common Stock for Services Performed	$-	$42,921
Interest Expense Resulting from Issuance of Common Stock for Services Performed	$-	$7,154

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

1. CONTINUED OPERATIONS AND GOING CONCERN

The unaudited consolidated financial statements have been prepared on the basis of a going concern which contemplates that Daleco Resources Corporation and subsidiaries (the “Company”) will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. At December 31, 2011, the Company’s current assets total $844,327. The Company incurred a net loss applicable to common shareholders of $452,546 for the three months ended December 31, 2011. The ability of the Company to meet its current liabilities of $5,647,126 and its total liabilities of $9,351,167 and to continue as a going concern is dependent upon the availability of future funding, achieving profitability within its mineral segment and ongoing profitability within its oil and gas operations. If the Company is unable to continue as a going concern, there is uncertainty relative to full recoverability of its assets. The financial statements do not reflect any adjustments relating to these uncertainties.

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

As of December 31, 2011, the Company and certain of its subsidiaries were in default of various obligations and certain debt obligations classified as Current Liabilities in the accompanying Balance Sheet as set forth in the following table:.

Such defaulted obligations at December 31, 2011 include the following:

Amounts included in accounts payable:
Vendor Settlement	$15,000
Consulting Services - Blackstone	166,185
EV&T – fees and expenses	260,620
EV&T note payable and accrued interest	975,580
CAMI notes payable and accrued interest	1,030,470
Accrued salary expense	701,133
Total	$3,148,988

The majority of the above amounts are owed to related parties. Such related parties and EV&T are working with the Company to achieve the ultimate extinguishment of the obligations as the Company attempts to achieve profitability within its mineral segment.

To obtain capital in the past, the Company’s capital obtainment methods have included selling its interest in certain oil and gas properties, and borrowing funds from and issuing Common Stock to related and unrelated parties, as well as utilizing joint venture structures. If the Company is not successful in increasing its operating cash flows and the preceding financing methods are not available, the Company may not be able to sustain its operations and may need to seek alternative actions to preserve shareholder value. See Note 10.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

2. BASIS OF PRESENTATION

Description of Business

Daleco Resources Corporation (“DRC”) is a Nevada corporation and its Articles provide for authorized capital stock of 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. The Company is a natural resources holding company whose subsidiaries are engaged in (i) the exploration, development and production of oil and gas; (ii) the exploration for naturally occurring minerals; (iii) the marketing and sales of such minerals; and (iv) the marketing and sales of patented products and processes utilizing the Company’s minerals. The Company's assets consist of two separate categories: oil and gas and non-metallic minerals. The Company’s wholly-owned active subsidiaries include Westlands Resources Corporation, Deven Resources, Inc., DRI Operating Company, Inc., Clean Age Minerals, Inc. and CA Properties, Inc.

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

The Company is primarily engaged in the exploration for minerals and oil and gas activities. We follow accounting standards set by the Financial Accounting Standards Board, commonly referred to as “FASB”. The FASB sets generally accepted accounting principles (“GAAP”) that we follow to ensure we consistently report our financial position, results of operations, and cash flows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification, sometimes referred to as the “Codification” or “ASC”. From time to time, the FASB issues an Accounting Standards Update (“ASU”) which may impact the financial statements and disclosures therein (see “Recent Accounting Pronouncements”).

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

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2011. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended December 31, 2011 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited consolidated financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended September 30, 2011, included in the Company’s annual report on Form 10-K (“2011 Annual Report”).

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

Unless otherwise noted, references to “year” pertain to the Company’s fiscal year, which begins on October 1 and ends on September 30; for example, 2012 refers to fiscal 2012, which is the period from October 1, 2011 to September 30, 2012.

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

Fair Value Measurements

The Company’s only financial instruments are (a) cash, securities available for future sale, and short-term trade receivables, payables and debt, and (b) a long-term note payable to a bank. The carrying amounts reported in the accompanying consolidated financial statements for cash, securities available for future sale, and short-term trade receivables, payables and debt approximate fair values because of the immediate nature of short-term maturities of these financial instruments. Based on the borrowing rates currently available to the Company for long-term bank loans with similar terms and average maturities, the carrying amount of long-term and short-term bank debt totaling $25,364 approximates fair value at December 31, 2011.

Significant Accounting Policies

There have been no changes in significant accounting policies from those disclosed in the 2011 Annual Report on Form 10-K.

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

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

In December 2011, the FASB issued ASU No. 2011-10, Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate-a Scope Clarification. ASU No. 2011-10 represents the consensus reached in EITF Issue No. 10-E, "Derecognition of in Substance Real Estate." The objective of this ASU is to resolve the diversity in practice about whether the guidance in FASB ASC Subtopic 360-20, “Property, Plant, and Equipment -- Real Estate Sales,” applies to a parent that ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. ASU 2011-10 provides that when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Codification Subtopic 360-20 to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. That is, even if the reporting entity ceases to have a controlling financial interest under Subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. ASU 2011-10 should be applied on a prospective basis to deconsolidation events occurring after the effective date; with prior periods not adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities. For public entities, ASU 2011-10 is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. For nonpublic entities, ASU 2011-10 is effective for fiscal years ending after December 15, 2013, and interim and annual periods thereafter. Early adoption is permitted. The Company is currently assessing the impact that the adoption will have on its financial statements.

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

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

3. OIL AND GAS PROPERTIES SEGMENT INFORMATION

Results of Operations for Oil and Gas Producing Activities for the Three Months Ended December 31, 2011 and 2010:

	Three Months Ended December 31
	2011	2010
Revenues:
Oil and gas sales	$114,224	$89,025
Well management revenue	71,440	71,440
Royalty receipts	1,513	1,561
Total revenues	187,177	162,026
Lease operating expenses	48,020	46,877
Production and severance taxes	6,374	5,316
Depreciation, depletion, amortization and valuation provisions	15,000	25,350
Total expenses	69,394	77,543
	117,783	84,483
Income tax expenses	-	-
Results of operations from oil and gas producing activities (excluding corporate overhead and interest costs)	$117,783	$84,483

See Note 10.

4. MINERAL PROPERTIES SEGMENT INFORMATION

The Company is an exploration stage company in respect to its mineral holdings.

Results of Operations for Minerals Properties Activities for the Three Months Ended December 31, 2011 and 2010:

	Three Months Ended December 31
	2011	2010
Mineral Sales	$1,267	$6,605
Operating and other expenses	(3,003)	(7,291)
Depreciation, depletion, amortization and valuation provisions	(147,771)	(147,771)
	(149,507)	(148,457)
Income tax expenses	-	-
Results of operations from mineral properties activities (excluding corporate overhead and interest costs	$(149,507)	$(148,457)

5. NOTES PAYABLE

Premium Finance Note Payable

During November 2011, the Company entered into a Premium Finance Note Payable for $19,652 to finance certain insurance premiums. The maturity date of the note is October 1, 2012 and the interest rate is 12.4%. Consistent with the provisions of the note, the Company is required to make monthly payments of principal and interest of $1,899. The balance of the Note at December 31, 2011 is $17,956.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

Note Payable - Other

On January 12, 2011, the Revocable Trust Created by Ian B. Jacobs under Agreement dated November 25, 1999, an unrelated entity, loaned the Company $60,000. The note requires monthly payments of principal and interest (5.5%) totaling $2,645. The maturity date of such loan is January 12, 2012, with a scheduled final payment of $33,469 (see Note 10). In connection with this loan, the Company issued warrants for the purchase of 500,000 shares of Common Stock at a purchase price of $0.15 per share. The warrants expire on December 31, 2015. In recording the transaction, the Company allocated the value of the proceeds to the note and the warrants based on their relative fair values. The fair value of the warrants was determined using the Black-Scholes valuation model using the following assumptions: a contractual term of 5 years, risk free interest rate of 1.99%, dividend yields of 0%, and volatility of 163%. The allocated value of the warrants was $33,337 and such amount was recorded as a discount on the note. The discount is being amortized over the life of the note and $6,614 is included in interest expense during the three months ended December 31, 2011. The unamortized balance of the discount at December 31, 2011 was $782. As of December 31, 2011, the principal balance due on the note was $33,313 and accrued interest on the note totals $94.

Convertible Note Payable and Amir Settlement Agreement

On July 12, 2011, the Company entered into a Settlement Agreement with Dov Amir (“Amir”), a former director of the Company, as discussed in Note 6 of the Notes to Consolidated Financial Statements included in the 2011 Annual Report. Among other provisions, Amir was granted the right to convert any and all amounts due him under the note into shares of Common Stock at a conversion price of $0.25 per share. As a result of granting the conversion rights relating to the note, the Company recognized $46,938 as a discount on the note at July 12, 2011, resulting from the beneficial conversion feature. The discount was determined based on the fair value of the Company’s Common Stock in comparison to the conversion price on the date of the note.

Further, each month the Company evaluates the beneficial conversion feature in respect to the interest accrued on the note during such month and determines if any discount is applicable to the beneficial conversion feature related to such interest. The Company has determined that no discount is applicable to the accrued interest relating to the beneficial conversion privilege through December 31, 2011.

The discount is being amortized over the life of the note and $2,644 is included in interest expense during the three months ended December 31, 2011. The unamortized balance of the discount at December 31, 2011 was $41,995. As of December 31, 2011, the principal balance due on the note was $391,154 and accrued interest on the note totals $7,502. The if-converted value of the Convertible Note and Interest Payable at December 31, 2011, approximates $255,000.

6. 7.25% CONVERTIBLE DEBENTURES

During the three months ended December 31, 2011, the Company did not issue any Debentures nor were any Debentures converted to Common Stock. The Company closed the offering period for the Debentures in January 2012. Debentures held by a Director totaling $45,000 are outstanding at December 31, 2011. During the three months ended December 31, 2011 and 2010, the Company recognized contractual coupon interest of $822 and $549, respectively, and amortization of the discount of $619 and $693, respectively. Such amounts are included in interest expense. The effective interest rate for the three months ended December 31, 2011 and 2010 was 16% and 17%, respectively. The if-converted value of the Debentures at December 31, 2011, approximates $51,000.

7. CAPITAL STOCK

Common Stock

The Company issued no shares of Common Stock during the three months ended December 31, 2011.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

Series A Preferred Stock

No shares of Series A Preferred Stock were issued during the three months ended December 31, 2011. No shares were outstanding at December 31, 2011, and September 30, 2011.

Series B 8% Cumulative Convertible Preferred Stock

No shares of Series B Preferred Stock, par value of $0.01 per share, were issued or converted to Common Stock during the three months ended December 31, 2011. Shares outstanding at December 31, 2011, and September 30, 2011, totaled 145,000. Such shares are convertible into shares of Common Stock on the basis of their $10.00 per share stated value, at the exchange rate per common share of 85% of the average of the closing price of the Common Stock for the five trading days immediately preceding the date when shares of Series B Preferred Stock are delivered to the Company for conversion, but in no event shall the conversion price be less than $1.25 per share. Thus, at December 31, 2011, the 145,000 shares of Series B Preferred Stock were convertible into 1,160,000 shares of Common Stock.

Further, the shares of Series B Preferred Stock (i) earn dividends at the rate of 8% per annum computed on the basis of a 365 day year, and (ii) have priority in liquidation to the extent of the stated value of $10.00 per share plus any unpaid dividends over any other preferred stock, common stock or any other stock issued after September 19, 2000. At December 31, 2011, the liquidation preference totals $3,393,796 (stated value of $1,450,000 plus arrearages in cumulative dividends of $1,943,796.

Dividends

There were no cash dividend payments in respect to Common Stock or either series of Preferred Stock during the three months ended December 31, 2011.

During the fourth quarter of fiscal 2011, the Company paid $59,338 of dividends on the Company's Series A Preferred Stock by issuing 237,352 shares of Common Stock. The only dividends paid prior to fiscal 2010 on the Company's Series B Preferred Stock were in shares of Common Stock at the time of conversion of the respective shares of such Preferred Stock into Common Stock.

At September 30, 2011, accrued but unpaid dividends on Series B Preferred Stock totaled $1,914,558. As of October 1, 2011, the beginning of fiscal 2012, the Company no longer accrues dividends on the Series B Preferred shares due to the very low probability that the holders of the Series B Preferred Stock at September 30, 2011, will elect to convert such shares into shares of Common Stock. Also, the Company is not required to pay dividends by issuing shares of its Common Stock. The Company intends to pay dividends on the Series B Preferred shares when its financial condition makes any such payment appropriate. At December 31, 2011, the cumulative dividends in arrears applicable to the Series B Preferred Stock totals $1,943,796.

Options and Warrants to Purchase Common Stock

	Number of Options and Warrants	Weighted Average Price per Share
Options and warrants outstanding at September 30, 2011	5,650,000	$0.20
Options expired	(200,000)	$0.67
Options and warrants outstanding at December 31, 2011	5,450,000	$0.18

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

Summarized information relating to the stock options to purchase Common Stock outstanding as of December 31, 2011, is as follows:

	Options Outstanding			Options Exercisable
Exercise Price per Share	Number of Shares Underlying Options Unexercised	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)	Number of Shares Underlying Options Exercisable	Weighted Average Exercise Price Per Share
$0.21-$0.28	2,350,000	$0.22	3.32	1,225,000	$0.22

Stock-based Compensation

During the three months ended December 31, 2011, the Company granted no options for the purchase of shares of Common Stock. There are options to purchase 1,850,000 shares of Common Stock outstanding as of December 31, 2011, which options are held by current officers, Directors and employees of the Company (“Insiders”). The exercise prices for the options held by Insiders range from $0.21 per share to $0.28 per share.

In accordance with FASB ASC Topic 718, Compensation – Stock Compensation, the Company recorded stock-based compensation expense for the three months ended December 31, 2011 and 2010 of $29,587 and $16,720, respectively, relating to stock options granted to Insiders. Such expense is included in General and Administrative Expenses. No tax benefit has been recognized. Compensation costs are based on the fair value at the grant date. The fair value of the options has been estimated by using the Black-Scholes option-pricing model with the following assumptions: risk free interest rates between 2.05% and 4.52%; expected life of five years; and expected volatility between 37% and 167%.

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

Options and warrants to purchase shares of Common Stock were outstanding during the periods but have not been included in the computation of diluted earnings per share because such shares would have an anti-dilutive effect on net loss per share. The shares of Common Stock issuable upon the conversion of the 7.25% Convertible Debentures and the Convertible Note Payable (see Note 6) have not been included in the computation of diluted earnings per share because such shares would have an anti-dilutive effect on net loss per share. The shares of Common Stock issuable upon the conversion of the Series B 8% Cumulative Convertible Preferred Stock have not been included in the computation of diluted earnings per share because the price at which such shares are convertible was in excess of the market price of the Common Stock at December 31, 2011. No other adjustments were made for purposes of per share calculations.

8. INCOME TAXES

At December 31, the Company has current federal and state taxes payable of $192,427 and no deferred tax asset or liability. The Company has accrued $104,924 at December 31, 2011, for interest related to the federal and state income taxes. The federal income tax liabilities arose primarily from alternative minimum tax for fiscal 2004. See Note 10. Interest expense related to tax liabilities is included in Interest Expense in the accompanying Consolidated Statement of Operations.

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

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

 Below is a reconciliation of the reported amount of income tax expense attributable to continuing operations for the period to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax loss for the three months ended December 31, 2011 and 2010:

Income tax benefit computed at the statutory Federal income tax rate	(35)%
Change in valuation allowance	35%
Effective income tax rate	0%

Included in the table below are the components of income tax expense for the three months ended December 31, 2011 and 2010:

	Three Months Ended December 31
	2011	2010
Current income tax expense (benefit)	$-	$-
Deferred income tax expense (benefit)	(148,158)	(118,144)
Valuation allowance	148,158	118,144
Total income tax expense (benefit)	$-	$-

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

During September 2010, a complaint was filed against WRC in the District Court of Burleson County, Texas, seeking judgment in respect to $92,921 owed to a vendor of WRC. In November 2010, the vendor agreed to dismiss its complaint against WRC after a settlement agreement was reached whereby WRC made an initial payment of $30,000 in cash and delivered 357,677 shares of the Company’s Common Stock (consideration to the vendor of $42,921). The Company did not retire the remaining obligation by March 1, 2011, as required by the settlement agreement. During the three months ended December 30, 2010, the Company recognized $7,154 of interest expense relating to the fair value of the shares of its Common Stock issued to such vendor. In December 2011, WRC paid $5,000 to such vendor. The remaining obligation of $15,000 is included in Accounts Payable in the accompanying Consolidated Balance Sheet at December 31, 2011.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

10. SUBSEQUENT EVENTS

Note Payable - Other

In January 2012, the Company entered into an amended and restated note (see Note 5) with a maturity date of March 12, 2012. The note requires monthly payments of principal and interest (5.5%) totaling $2,645 with a scheduled final payment of $28,595.

Sale of Oil and Gas Property Leasehold Rights

On January 20, 2012, the Company entered into a purchase and sale agreement (the “PSA”) pursuant to which the Company has agreed to sell certain oil and natural gas leasehold rights for cash of $898,355, subject to adjustment as to any title defect that is not cured within the timeframe permitted by the PSA. The closing date is February 15, 2012, or such other date as the sellers and buyer may designate (the “Closing Date”). The sale is effective as of the Closing Date. The PSA provides that the buyer may have additional time to review the sellers’ title. In the event the buyer asserts a title defect, the Company will have not less than ten working days following receipt of such assertion to cure such title defect so as to be able to deliver to buyer marketable title or to remove the defective lease from the transaction. A provision of the PSA requires that the Company shall not make any public announcement or statement concerning the PSA other than that which the Company is required to disclose on Form 8-K and other filings with the Securities and Exchange Commission.

On February 14, 2012, the Company delivered certain title documents to the buyer to enable buyer to conclude its review of title. The buyer requires an additional period of time to finalize its title review. Although the buyer has not asserted a title defect, sellers agreed that the title review period would be extended until on or about March 6, 2012. The Company will recognize a gain in the amount of proceeds ultimately received.

Installment Agreement – Federal Income Taxes

On February 16, 2012, the Company entered into an installment agreement with the Department of Treasury – Internal Revenue Service (“IRS”) in respect to income taxes and interest thereon relating to fiscal 2004 (see Note 8). The agreement requires monthly payments of not less than $2,150 commencing in February 2012 and continuing for 72 months or until the balance ($153,514 as of February 1, 2012) has been paid in full. The IRS has filed a notice of Federal tax lien. The Company will request audit reconsideration and continue to submit information to the IRS which supports the Company’s position that it was not subject to alternative minimum tax related to fiscal 2004.

Management’s Evaluation

Management performed an evaluation of Company activity through the date the unaudited consolidated financial statements were prepared for issuance, and concluded that there are no other significant subsequent events requiring disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") describes the matters that we consider being important in understanding the results of our operations for the three months ended December 31, 2011 and our financial condition as of December 31, 2011. Our fiscal year begins on October 1 and ends on September 30. Unless otherwise noted, references to "year" pertain to our fiscal year; for example, 2012 refers to fiscal 2012, which is the period from October 1, 2011 to September 30, 2012. In the discussion that follows, we analyze the results of our operations for the three months ended December 31, 2011, including the trends in our overall business, followed by a discussion of our financial condition.

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

Results of Operations

For the three months ended December 31, 2011 and 2010:

	Three Months Ended December 31
	2011	2010
Revenues	$188,444	$168,631
Net Loss	$(423,308)	$(337,555)

Oil and Gas Production and Cost Information:
Production:
Oil (Bbl)	675	485
Gas (Mcf)	8,348	8,307
Average Price:
Oil (per Bbl)	$93.88	$83.42
Gas (per Mcf)	$6.09	$5.85
Mcfe	$9.21	$7.94

Lease Operating Expenses and Production and Severance Taxes per Mcfe	$4.39	$4.65

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

OIL AND GAS OPERATIONS

Oil and Gas Sales

Oil and Gas Sales increased to $114,224 for the three months ended December 31, 2011 from $89,025 for three months ended December 31, 2010. See the table above in respect to production, average prices and lease operating expenses and production and severance taxes per Mcfe. The level of oil production experienced during the current fiscal quarter increased primarily as a result of four wells being brought back “on-line” (certain wells had been “off-line” during 2010 and a portion of 2011 for repair) which offset the anticipated decline in production from the wells. At December 31, 2011, two wells in Texas were off-line awaiting repairs to certain mechanical items such as tubing, rods, down-hole pumps and/or pumping units. Generally, a well is off-line for less than two months; however, rig availability from third party contractors impacts the timing of the well work.

Well Management Revenue

Well Management Revenue of $71,440 was unchanged from the prior year quarter. The amounts which may be charged by the Company for well management are set forth in the joint operating agreements governing the wells operated by the Company.

Lease Operating Expenses and Production and Severance Taxes

Lease Operating Expenses and Production and Severance Taxes increased to $54,394 for the three months ended December 31, 2011 from $52,193 for three months ended December 31, 2010. The increase in Lease Operating Expenses and Production and Severance Taxes per Mcfe is primarily the result of the increase in oil production.

Depreciation, Depletion and Amortization - Oil and Gas

Depreciation, depletion and amortization (“DD&A”) – Oil and Gas totaled $15,000 and $25,350 for the three months ended December 31, 2011and 2010, respectively. Such decrease is primarily the result of the upward revision of proved developed reserves at the end of fiscal 2011 resulting primarily from the increase in oil and gas prices which the Company receives for its oil and gas production.

Minerals Operations

The Company is an Exploration Stage company in respect to its mineral holdings.

Minerals Sales

Minerals sales totaled $1,267 and $6,605 during the three months ended December 31, 2011 and 2010, respectively. The decrease resulted from no shipments of zeolite being made during the current quarter in respect to the feed supplements.

Minerals Exploration Expenses

The Company did not incur minerals exploration expenses during the periods ended December 31, 2011 and 2010. These expenses are primarily for costs associated with the exploration and quantification of mineral resources and mineral reserves. Such expenses related to the kaolin reserves were the responsibility of the Company’s partner.

Minerals Operating Expenses and Other Costs

Minerals operating expenses and other costs totaled $3,003 and $7,291 for the three months ended December 31, 2011and 2010, respectively. The decrease is primarily a result of the decrease in shipments during the current quarter.

Depreciation, Depletion and Amortization - Minerals

DD&A - Minerals totaled $147,771 for each of the three months ended December 31, 2011and 2010, respectively. Such amounts are amortization of Patent Rights and Patents License Rights. The Company’s patent expired in February 2012. Once the Company produces commercial quantities of any of its mineral deposits, the Company will use the unit-of-production method in calculating cost depletion.

Depreciation, Depletion and Amortization - Other

DD&A - Other totaled $1,307 for the three months ended December 31, 2010. The related assets were fully depreciated as of September 30, 2011.

General and Administrative Expenses

General and administrative expenses totaled $305,996 and $209,607 for the three months ended December 31, 2011and 2010, respectively. The Company recorded stock-based compensation expense of $29,587 and $16,720 for the three months ended December 31, 2011and 2010, respectively. The Company recorded amortization expense of $92,145 during the three months ended December 31, 2011, related to the prepaid consulting fees paid to the Musser Group (see “Consulting Services Agreement” discussed above).

Interest Expense

Interest expense totaled $90,791 and $68,289 for the three months ended December 31, 2011 and 2010, respectively. During the three months ended December 31, 2010, the Company recognized $7,154 as interest expense relating to the issuance of its Common Stock as discussed in Note 9 of the Notes to Unaudited Consolidated Financial Statements. During the three months ended December 31, 2011 and 2010, the Company recognized $9,877 and $693, respectively, as interest expense regarding the amortization of discounts on debt issuances as discussed in Notes 5 and 6 of the Notes to Unaudited Consolidated Financial Statements. The remainder of the increase in interest expense is primarily the result of an increase in the underlying obligations.

Liquidity and Capital Resources

Liquidity and Capital Resources

The Company’s cash flow provided by operating activities was $86,016 for the three months ended December 31, 2011. Accounts payable decreased $71,674 during such fiscal quarter. Funds have been and are being deployed in efforts to enhance the commercial viability of the Company’s existing resource assets, to identify potential expansion opportunities and to retire obligations associated with the Company’s assets. The Company’s net cash at September 30, 2011 totaled $140,388. As of December 31, 2011, the Company and certain of its subsidiaries were in default of various obligations and certain debt obligations (see Notes to Unaudited Consolidated Financial Statements and Notes 1, 6, 7, 9, 10 and 11 of the Notes to Consolidated Financial Statements included in the 2011 Annual Report).

As of December 31, 2011, the Company and certain of its subsidiaries were in default of various obligations and certain debt obligations classified as Current Liabilities in the accompanying Balance Sheet as set forth in the following table:

Such defaulted obligations at December 31, 2011 include the following:

Amounts included in accounts payable:
Vendor Settlement	$15,000
Consulting Services - Blackstone	166,185
EV&T – fees and expenses	260,620
EV&T note payable and accrued interest	975,580
CAMI notes payable and accrued interest	1,030,470
Accrued salary expense	701,133
Total	$3,148,988

The majority of the above amounts are owed to related parties. Such related parties and EV&T are working with the Company to achieve the ultimate extinguishment of the obligations as the Company attempts to achieve profitability within its mineral segment.

Liquidity is a measure of a Company’s ability to access cash. The Company has historically addressed its long-term liquidity requirements through the issuance of equity securities and borrowings or debt financing for certain activities. The Company estimates its capital needs to approximate $390,000 for fiscal 2012 to satisfy debt payments to unrelated parties and current operating costs and expenses. The Company believes the related parties will continue working with the Company to achieve the ultimate extinguishment of obligations due such parties.

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

During June 2009, the Company offered a Private Placement under the provisions of Regulation D promulgated under the Securities Act of 1933, as amended (the “2009 Private Placement”). Private Placement consists of up to Five Hundred Thousand Dollars ($500,000) of 7.25% Convertible Debentures (“Debentures” or “Debenture”). The Debentures offered by the Company, are five (5) year instruments maturing on July 30, 2014, bearing interest at seven and one quarter percent (7.25%) per annum on the balance outstanding from time to time. Interest will commence to accrue immediately upon issuance of the Debentures and will be paid quarterly on each September 30, December 31, March 31 and June 30, which the Debentures are outstanding. Payment of principal will commence on September 30 following the second anniversary of the Closing Date of this Offering. The debentures are convertible at a conversion price equal to the greater of either $0.14 per share or an amount equal to 80% of the average of the closing bid and ask prices of the Common Stock for the 5 trading days immediately preceding the conversion date. Through December 31, 2011, this private placement raised $259,000 (net of fees and expenses) for the Company. The Company utilized the proceeds of this private placement for general working capital purposes.

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

In January 2011, an unrelated party loaned the Company $60,000. The note requires monthly payments of principal and interest (5.5%) totaling $2,645. The maturity date of such loan, as amended and restated, is March 12, 2012, with a scheduled final payment of $28,595.The Company used the proceeds to satisfy certain delinquent payables. In connection with this loan, the Company issued warrants for the purchase of 500,000 shares of Common Stock at a purchase price of $0.15 per share. The warrants expire on December 31, 2015.

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

On January 20, 2012, the Company entered into a purchase and sale agreement (the “PSA”) pursuant to which the Company has agreed to sell certain oil and natural gas leasehold rights for cash of $898,355, subject to adjustment as to any title defect that is not cured within the timeframe permitted by the PSA. The closing date is February 15, 2012, or such other date as the sellers and buyer may designate (the “Closing Date”). The sale is effective as of the Closing Date. The PSA provides that the buyer may have additional time to review the sellers’ title. In the event the buyer asserts a title defect, the Company will have not less than ten working days following receipt of such assertion to cure such title defect so as to be able to deliver to buyer marketable title or to remove the defective lease from the transaction. A provision of the PSA requires that the Company shall not make any public announcement or statement concerning the PSA other than that which the Company is required to disclose on Form 8-K and other filings with the Securities and Exchange Commission. On February 14, 2012, the Company delivered certain title documents to the buyer to enable buyer to conclude its review of title. The buyer requires an additional period of time to finalize its title review. Although the buyer has not asserted a title defect, sellers agreed that the title review period would be extended until on or about March 6, 2012.The Company will recognize a gain in the amount of proceeds ultimately received.

Commercialization of Existing Assets

The Company has identified fifteen (15) potential development and redevelopment opportunities associated with its existing leasehold acreage in Texas. The economic viability and development timing of these opportunities were evaluated in terms of the prevailing market conditions as part of the Company’s annual reserve estimates. The development timing is impacted by producing wells as certain acreage is not available to be included in a developmental unit until production from certain currently producing wells becomes uneconomic. At September 30, 2011, such reserves were reclassified from proved to probable reserves as no progress was made during fiscal 2011 to convert such reserves to proved developed reserves. The Company believes that the potential for the development of such locations will occur within the next few years as a result of renewed interest in the area of its properties. The prevailing oil price and the development of properties in “resource plays” in the area of the Company’s acreage are major factors contributing to such interest. At September 30, 2011, the Company has assigned probable and possible reserves to the fifteen (15) potential developmental locations. The Company is actively seeking financing of approximately $2.5 million for its share of the estimated drilling and completion costs of such development opportunities. To obtain the capital necessary to develop these, the Company (1) continues to seek project specific funding commitments and other capital funding alternatives and (2) is evaluating the sale of certain oil and gas producing properties.

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

CRITICAL ACCOUNTING POLICIES

There have been no changes in significant accounting policies from those disclosed in the 2011 Annual Report on Form 10-K.

RECENT Accounting PRONOUNCEMENTS

See Note 2 of the Notes to Unaudited Consolidated Financial Statements..

Forward Looking Statements

The forward-looking statements in this section and other parts of this report involve risks and uncertainties including statements regarding our plans, objectives, goals, strategies, and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of various factors. See the “CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS” contained on page 3 of this Quarterly Report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures.

Based on management’s evaluation (with the participation of our Interim Chief Executive Officer and Chief Financial Officer), as of the end of the period covered by this report, our Interim CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

June 2009 Private Placement

During June 2009, the Company offered a Private Placement under the provisions of Regulation D promulgated under the Securities Act of 1933, as amended (the “2009 Private Placement”). The 2009 Private Placement consists of up to Five Hundred Thousand Dollars ($500,000) of 7.25% Convertible Debentures (“Debentures” or “Debenture”). The Debentures offered by the Company, are five (5) year instruments maturing on July 30, 2014, bearing interest at seven and one quarter percent (7.25%) per annum on the balance outstanding from time to time. Interest will commence to accrue immediately upon issuance of the Debentures and will be paid quarterly on each September 30, December 31, March 31 and June 30, which the Debentures are outstanding. Payment of principal will commence on September 30 following the second anniversary of the Closing Date of this Offering. The debentures are convertible at a conversion price equal to the greater of either $0.14 per share or an amount equal to 80% of the average of the closing bid and ask prices of the Common Stock for the 5 trading days immediately preceding the conversion date. Through December 31, 2011, this private placement raised $259,000 (net of fees and expenses) for the Company. The Company utilizes the proceeds of this private placement for general working capital purposes.

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

Options and Warrants

There were no options awarded or warrants granted for the purchase of shares of Common Stock or Preferred Stock during the three months ended December 31, 2011, nor were any options or warrants exercised.

Options to purchase 2,350,000 shares of Common Stock are outstanding as of December 31, 2011. The exercise prices for the options range from $0.21 per share to $0.28 per share (average exercise price of $0.22 per share).

At December 31, 2011, warrants for the purchase of 3,100,000 shares of stock at an average exercise price of $0.15 per share are outstanding.

Issuer Purchases of Equity Securities

The Company does not have a stock purchase program for its equity securities.

Item 3. Defaults Upon Senior Securities.

a)	The Company is in default of certain obligations as discussed in Note 1 of the Notes to Unaudited Consolidated Financial Statements.

b)	The arrearage in respect to dividends on Series B Preferred Stock totals $1,943,796 at December 31, 2011.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Sale of Oil and Gas Property Leasehold Rights

The Company filed a Current Report on Form 8-K on January 23, 2012, reporting the entry into a material definitive agreement. On January 20, 2012, the Company entered into a purchase and sale agreement (the “PSA”) pursuant to which the Company has agreed to sell certain oil and natural gas leasehold rights for cash of $898,355, subject to adjustment as to any title defect that is not cured within the timeframe permitted by the PSA. The closing date is February 15, 2012, or such other date as the sellers and buyer may designate (the “Closing Date”). The sale is effective as of the Closing Date. The PSA provides that the buyer may have additional time to review the sellers’ title.

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

On February 14, 2012, the Company delivered certain title documents to the buyer to enable buyer to conclude its review of title. The buyer requires an additional period of time to finalize its title review. Although the buyer has not asserted a title defect, Sellers agreed that the title review period would be extended until on or about March 6, 2012.The Company will recognize a gain in the amount of proceeds ultimately received.

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard

The Company filed a Current Report on Form 8-K on January 23, 2012, reporting a notice of delisting or failure to satisfy a continued listing rule or standard reporting that on January 20, 2012, the Company received an OTCBB Delinquency Notification dated January 17, 2012 from the Financial Industry Regulatory Authority as the Company is delinquent with respect to filing its Annual Report on Form 10-K for the fiscal year ended September 30, 2011 (the “2011 Form 10-K”). A fifth character “E” was appended to the Company’s securities on January 18, 2012. Pursuant to NASD Rule 6530, unless the Form 10-K has been received and time stamped by the SEC’s EDGAR system by 5:30 p.m. EST on February 16, 2012, the securities of the Company will not be eligible for quotation on the OTC Bulletin Board (“OTCBB”) and therefore, will be removed.

The Company filed the 2011 Form 10-K on February 15, 2012. The fifth character “E” which had been appended to the Company’s securities was removed on February 16, 2012.

Item 6. Exhibits.

Exhibit Number	Description	Located At
31.1	Certification of Interim Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

The Registrant incorporates by reference its Exhibit List as attached to its Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DALECO RESOURCES CORPORATION
(Registrant)

Dated: February 21, 2012	/s/ Gary J. Novinskie
Gary J. Novinskie
Interim Chief Executive Officer, President, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial Officer)

Dated: February 21, 2012	/s/ Richard W. Blackstone
Richard W. Blackstone
Vice President and Chief Accounting Officer (Principal Accounting Officer)

