Form 10-Q
period 2012-03-31
DALECO RESOURCES CORP
filed 2012-05-14
CIK 746967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Shares of Common Stock outstanding as of April 30, 2012: 49,287,204

Shares of Series B 8% Cumulative Convertible Preferred Stock outstanding of April 30, 2012: 145,000

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31 2012	September 30 2011
ASSETS	(Unaudited)
Current Assets:
Cash and Equivalents	$951,631	$48,917
Accounts Receivable	222,901	582,761
Prepaid Consulting Services Agreement Fees	334,525	366,575
Other Current Assets	11,606	7,424
Total Current Assets	1,520,663	1,005,677
Other Assets:
Patent Rights	-	6,594,500
Accumulated Amortization of Patent Rights	-	(6,354,520)
Net Patent Rights	-	239,980
Patents License Rights	40,907	40,907
Accumulated Amortization of Patents License Rights	(29,535)	(22,719)
Net Patents License Rights	11,372	18,188
Prepaid Mineral Royalties – Long-term	509,262	479,268
Interest Receivable	197,639	188,253
Restricted Cash Deposits	109,242	108,478
Prepaid Consulting Services Agreement Fees	-	151,237
Securities Available for Future Sale	-	1
Total Other Assets	827,515	1,185,405
Property, Plant and Equipment:
Mineral Properties, at cost	9,877,128	9,877,128
Accumulated Depreciation, Depletion and Amortization	(95,000)	(95,000)
Net Mineral Properties	9,782,128	9,782,128
Oil and Gas Properties, at cost	4,424,512	4,424,512
Accumulated Depreciation, Depletion and Amortization	(4,066,939)	(4,036,939)
Net Oil and Gas Properties	357,573	387,573
Office Equipment, Furniture and Fixtures, at cost	61,502	61,502
Accumulated Depreciation	(61,502)	(61,502)
Net Office Equipment, Furniture and Fixtures	-	-
Total Net Property, Plant and Equipment	10,139,701	10,169,701
Total Assets	$12,487,879	$12,360,783

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31 2012	September 30 2011
LIABILITIES AND SHAREHOLDERS’ EQUITY	(Unaudited)
Current Liabilities:
Accounts Payable	$1,494,595	$1,516,760
Revenue Payable to Oil and Gas Royalty and Other Working Interest Owners	931,193	1,010,332
Federal and State Income Taxes Payable	192,427	192,427
Accrued Interest Expense	1,083,206	985,079
Accrued Salary Expense	704,913	697,353
Accrued Expense Reimbursements	19,051	19,051
EV&T Note Payable	567,213	567,213
CAMI Notes Payable	514,881	514,881
Notes Payable - Related Parties	85,256	85,256
Premium Finance Note Payable	12,780	-
Note Payable - Other, net of unamortized discount of $7,397 at September 30, 2011	-	33,328
Note Payable - First Citizens Bank – Current Portion	15,000	15,000
Total Current Liabilities	5,620,515	5,636,680
Long-term Debt:
Note Payable – First Citizens Bank – Long-term Portion	6,614	15,454
7.25% Convertible Debentures, net of unamortized discount of $5,754 and $6,992, respectively	39,246	38,008
Convertible Note Payable, net of unamortized discount of $39,379 and $44,639, respectively	351,775	346,515
Total Long-term Debt	397,635	399,977
Convertible Accrued Interest on Convertible Note Payable	11,471	3,489
Accrued Bonus Expense	1,373,831	1,373,831
Series B 8% Cumulative Convertible Preferred Stock Dividends Accrued	1,914,558	1,914,558
Future Abandonment Costs	10,000	10,000
TOTAL LIABILITIES	9,328,010	9,338,535
Commitments and Contingencies
SHAREHOLDERS’ EQUITY:
Preferred Stock – 20,000,000 shares authorized
Series A Preferred Stock - par value of $0.01 per share (outstanding: none)	-	-
Series B 8% Cumulative Convertible Preferred Stock – par value of $0.01 per share (outstanding: 145,000 shares); liquidation preference of $1,450,000 plus arrearages in cumulative dividends of $1,972,606 and $1,914,558, respectively (see Note 8)	1,450	1,450
Common Stock – 100,000,000 shares authorized – par value of $0.01 per share (outstanding: 48,988,914 shares)	489,889	489,889
Additional Paid-in Capital	46,777,444	46,718,270
Accumulated Deficit	(43,532,914)	(43,605,662)
Subscriptions Receivable	(576,000)	(576,000)
Accumulated Other Comprehensive Loss	-	(5,699)
TOTAL SHAREHOLDERS’ EQUITY	3,159,869	3,022,248
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,487,879	$12,360,783

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

	Three Months ended March 31		Six Months ended March 31
	2012	2011	2012	2011
Revenues:
Oil and Gas Sales	$86,545	$77,083	$200,769	$166,108
Well Management Revenue	71,439	71,439	142,879	142,879
Royalty Receipts	568	1,942	2,081	3,503
Mineral Sales	1,266	1,246	2,533	7,851
Total Operating Revenues	159,818	151,710	348,262	320,341
Expenses:
Lease Operating Expenses - Oil and Gas	32,377	27,300	80,397	74,177
Operating Expenses and Other Costs - Minerals	3,346	3,003	6,349	10,294
Production and Severance Taxes – Oil and Gas	6,157	4,691	12,531	10,007
Depreciation, Depletion and Amortization	114,025	174,582	276,796	349,010
General and Administrative Expenses	332,906	260,892	638,902	470,499
Total Expenses	488,811	470,468	1,014,975	913,987
Loss From Operations	(328,993)	(318,758)	(666,713)	(593,646)
Other Income (Expense):
Gain On Sale of Oil and Gas Properties	898,335	-	898,335	-
Interest and Dividend Income	4,995	5,494	10,198	11,116
Impairment of Securities Available for Future Sale	(5,699)	-	(5,699)	-
Interest Expense	(72,582)	(71,301)	(163,373)	(139,590)
Total Other Income (Expense), Net	825,049	(65,807)	739,461	(128,474)
Income (Loss) Before Income Taxes	496,056	(384,565)	72,748	(722,120)
Taxes Based on Income	-	-	-	-
Net Income (Loss)	496,056	(384,565)	72,748	(722,120)
Preferred Stock Dividends, accumulated and accrued (see Note 8)	(28,811)	(28,603)	(58,049)	(57,841)
Net Income (Loss) Applicable to Common Shareholders	$467,245	$(413,168)	$14,699	$(779,961)

Basic and Fully Diluted Net Income (Loss) per Share	$0.01	$(.01)	$-	$(0.02)
Weighted-average Number of Shares of Common Stock Outstanding	48,988,914	46,725,289	48,988,914	46,134,336

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

(UNAUDITED)

	2012	2011
Cash Flows From Operating Activities:
Net Income (Loss)	$72,748	$(722,120)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Depreciation, Depletion and Amortization	276,796	349,010
Amortization of Prepaid Consulting Services Agreement Fees	183,287	34,054
Amortization of Discount on Note Payable – Other	7,397	8,848
Amortization of Discount on 7.25% Convertible Debentures	1,238	1,339
Amortization of Discount on Convertible Note Payable	5,260	-
Non-cash Charge as Interest Expense		7,154
Stock-based Compensation Expense	59,174	25,319
Gain on Sale of Oil and Gas Properties	(898,335)	-
Impairment of Securities Available for Future Sale	5,699	-
Changes in Operating Assets and Liabilities:
Receivables	350,474	(59,712)
Prepaid Mineral Royalties	(29,994)	(29,764)
Other Current Assets	(4,182)	-
Restricted Cash Deposits	(764)	(1,629)
Accounts Payable	(22,165)	214,722
Revenue Payable	(79,139)	11,669
Accrued Interest Expense	106,109	57,133
Other Accrued Expenses	7,561	(657)
Net Cash Provided By (Used in) Operating Activities	41,164	(104,634)
Cash Flows From Investing Activities:
Proceeds from Sale of Oil and Gas Properties	898,335	-
Cash Flows From Financing Activities:
Payments on Notes and Debt	(56,437)	(29,999)
Proceeds from Borrowings	19,652	96,779
Net Cash Provided By (Used In) Financing Activities	(36,785)	66,780
Net Change in Cash and Equivalents	902,714	(37,854)
Cash and Equivalents at Beginning of Period	48,917	121,447
Cash and Equivalents at End of Period	$951,631	$83,593
Supplemental Information:
Income Taxes Paid	$-	$-
Interest Paid	$8,850	$15,179
Supplemental Disclosure of Non-cash Transactions:
Preferred Dividends Not Paid, Accumulated and Accrued, respectively	$58,049	$57,841
Issuance of Common Stock and Warrants for the Purchase of Common Stock Pursuant to Consulting Services Agreement	$-	$735,153
Issuance of Common Stock for Services Performed	$-	$42,921
Interest Expense Resulting from Issuance of Common Stock for Services Performed	$-	$7,154
Discount on Note Payable Resulting from Issuance of Warrants for the Purchase of Common Stock	$-	$33,337
Premium on 7.25% Convertible Debentures Resulting from Beneficial Conversion Feature	$-	$1,071

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2012 AND 2011

1. CONTINUED OPERATIONS AND GOING CONCERN

The unaudited consolidated financial statements have been prepared on the basis of a going concern which contemplates that Daleco Resources Corporation and subsidiaries (the “Company”) will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. At March 31, 2012, the Company’s current assets total $1,520,663. Net income applicable to common shareholders amounted to $14,699 for the six months ended March 31, 2012, which reflects a gain on the sale of certain oil and gas properties of $898,335 (see Note 3). The ability of the Company to meet its current liabilities of $5,620,515and its total liabilities of $9,328,010 and to continue as a going concern is dependent upon the availability of future funding, achieving profitability within its mineral segment and ongoing profitability within its oil and gas operations. If the Company is unable to continue as a going concern, there is uncertainty relative to full recoverability of its assets. The financial statements do not reflect any adjustments relating to these uncertainties.

During March 2012, the Board of Directors of the Company (“Board’) created a sub-committee of the Board with oversight responsibilities in respect to the approval and administration of the Company’s disbursement activities in light of the proceeds from the sale of certain oil and gas properties (the “Sub-committee”). The Sub-committee is composed of three Directors (Messrs. Gilbert, Grady and Maxwell) with Mr. Blackstone, Vice President and Chief Accounting Officer, reporting to the Sub-committee in respect to such matters.

As of March 31, 2012, the Company and certain of its subsidiaries were in default of various obligations and certain debt obligations classified as Current Liabilities in the accompanying Balance Sheet as set forth in the following table:.

Such defaulted obligations at March 31, 2012 include the following:

Amounts included in accounts payable:
Consulting Services and Interest due a Licensor	$62,009
Consulting Services – Blackstone	198,440
EV&T – fees, expenses and accrued interest	276,033
EV&T note payable and accrued interest	1,005,141
CAMI notes payable and accrued interest	1,041,282
Accrued salary expense	704,913
Total	$3,287,818

The majority of the above amounts are owed to related parties. Such related parties and EV&T are working with the Company to achieve the ultimate extinguishment of the obligations as the Company attempts to achieve profitability within its mineral segment. See Note 11 concerning payments to certain parties after March 31, 2012.

See Note 8 regarding the cumulative dividends in arrears of $1,972,606 at March 31, 2012, applicable to the Series B 8% Cumulative Convertible Preferred Stock

To obtain capital in the past, the Company’s capital obtainment methods have included selling its interest in certain oil and gas properties (see Note 3), and borrowing funds from and issuing Common Stock to related and unrelated parties, as well as utilizing joint venture structures. If the Company is not successful in increasing its operating cash flows and the preceding financing methods are not available, the Company may not be able to sustain its operations and may need to seek alternative actions to preserve shareholder value.

In February 2011, the Company entered into a Consulting Services Agreement with the Musser Group, LLC (“Musser Group”) to perform consulting services for the Company through February 2013. The Company engaged the Musser Group, an independent contractor, to provide advisory and consulting services to the Company. The Musser Group is engaged to provide (i) managed services; (ii) strategic business planning and implementation; and (iii) assistance in directing and executing the implementation of any strategies approved by the Board of Directors of the Company. The Musser Group’s primary focus is the analysis and validation of market opportunities for the commercialization of products within the Company’s mineral segment. Its analysis and services are ongoing.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2012 AND 2011

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

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2011 (“2011 Annual Report”). In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 2012 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited consolidated financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements included in the 2011 Annual Report.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2012 AND 2011

Unless otherwise noted, references to “year” pertain to the Company’s fiscal year, which begins on October 1 and ends on September 30; for example, 2012 refers to fiscal 2012, which is the period from October 1, 2011 to September 30, 2012.

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

Fair Value Measurements

The Company’s only financial instruments are (a) cash, securities available for future sale, and short-term trade receivables, payables and debt, and (b) a long-term note payable to a bank. The carrying amounts reported in the accompanying consolidated financial statements for cash, securities available for future sale, and short-term trade receivables, payables and debt approximate fair values because of the immediate nature of short-term maturities of these financial instruments. Based on the borrowing rates currently available to the Company for long-term bank loans with similar terms and average maturities, the carrying amount of long-term and short-term bank debt totaling $21,614 approximates fair value at March 31, 2012.

Securities Available for Future Sale.

During March 2012, the Company concluded that the Securities Available for Future Sale (balance of $1 at September 30, 2011) was permanently impaired and accordingly $5,699 was recognized as Impairment of Securities Available for Future Sale in the accompanying Statement of Operations.

Significant Accounting Policies

There have been no changes in significant accounting policies from those disclosed in the 2011 Annual Report.

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

FOR THE SIX MONTHS ENDED MARCH 31, 2012 AND 2011

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

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2012 AND 2011

3. OIL AND GAS PROPERTIES SEGMENT INFORMATION

During the six months ended March 31, 2012, there was no major discovery or other event that caused a significant change from the reserve quantity and related information presented in the 2011 Annual Report. During the six months ended March 31, 2012, the price the Company receives for its natural gas production decreased to $5.08 per Mcf from $6.15 per Mcf for the comparable period of 2011; however, from a revenue perspective, the Company's oil and gas properties are primarily oil producers and the average price per Mcfe only decreased to $8.04 from $8.17, respectively.

Results of Operations for Oil and Gas Producing Activities for the three and six months ended March 31, 2012 and 2011:

	Three Months Ended March 31		Six Months Ended March 31
	2012	2011	2012	2011
Revenues:
Oil and gas sales	$86,545	$77,083	$200,769	$166,108
Well management revenue	71,439	71,439	142,879	142,879
Royalty receipts	568	1,942	2,081	3,503
Total revenues	158,552	150,464	345,729	312,490
Expenses:
Lease operating expenses	32,377	27,300	80,397	74,177
Production and severance taxes	6,157	4,691	12,531	10,007
Depreciation, depletion, amortization and valuation provisions	15.000	25,350	30,000	50,700
Total expenses	53,534	57,341	122,928	134,884
Revenues in excess of expenses	105,018	93,123	222,801	177,606
Gain on Sale of Oil and Gas Properties	898,335	-	898,335	-
Income tax expenses	-	-	-	-
Results of operations from oil and gas producing activities (excluding corporate overhead and interest costs)	$1,003,353	$93,123	$1,121,136	$177,606

Sale of Oil and Gas Property Leasehold Deep Rights

On January 20, 2012, the Company entered into a purchase and sale agreement (the “PSA”) pursuant to which the Company agreed to sell certain oil and natural gas leasehold deep rights for cash of $898,335, subject to adjustment as to any title defect that is not cured within the timeframe permitted by the PSA. The sale closed on March 28, 2012. The Company received $898,335 at the closing and recognized gain in the amount of proceeds received. The oil and natural gas leasehold deep rights that were sold were undeveloped, and as such not income-producing to the Company. At September 30, 2011, the Company has available approximately $25 million of operating loss carryforwards for Federal income tax purposes which may be applied against future taxable income (as further discussed in Note 10 of the Notes to Consolidated Financial Statements included in the 2011 Annual Report). The Company will use the proceeds for general working capital purposes.

There is no material relationship between the purchaser of the assets and the registrant or any of its affiliates, or any director or officer of the registrant, or any associate of any such director or officer. A provision of the Agreement requires that the Company shall not make any public announcement or statement concerning the Agreement other than that which the Company is required to disclose on Form 8-K and other filings with the Securities and Exchange Commission.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2012 AND 2011

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

During fiscal 2010, the Company entered into an agreement to sell zeolite to be used in certain agricultural applications including but not limited to feed supplements and soil additives in a ten state area in the south-central part of the US.

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

On April 8, 2011, in connection with the efforts of the Musser Group, the Company entered into a Material Supply and Joint Venture Agreement between CAMI (wholly-owned subsidiary) and VitaminSpice, Inc. (“VSI”) pursuant to which CAMI agrees to supply Clinoptilolite (zeolite) to VSI in connection with the introduction by VSI of detoxification products into targeted geographic markets. VSI is obligated to utilize CAMI as its sole supplier of Clinoptilolite. The agreement does not specify any minimum quantity supply requirements of CAMI. In addition to an initial price per ton for Clinoptilolite to be sold to VSI, CAMI will share in the profits from the sales of such products by VSI. CAMI has provided material to VSI for use in product and market strategy development, as well as potential clinical studies. The Company made no shipments of product to VSI and the Company has not received any orders from VSI. VSI has not met certain performance standards as set forth in the agreement. On April 13, 2012, the Company gave notice to VSI and terminated the agreement pursuant to the provision in respect to termination for cause. The Company intends to seek alternatives for the introduction of detoxification products utilizing the Company’s zeolite.

Patent Rights - CAMI was the owner of U.S. Patent No. 5,387,738 upon which an engineered product was based which utilized all naturally occurring non-hazardous minerals for the remediation of sites contaminated with hazardous and/or toxic materials. Such patent expired on February 7, 2012.

Patent License Rights - In February 2010, the Company entered into a License Agreement concerning two US method patents for the treatment of sanitary wastewaters. Such patents utilize the Company’s zeolite. The license applies to the US and covers the use of the patented technology in water, wastewater and waste treatment in animal feed operations, agriculture, and aquaculture. In addition, the license applies to the treatment of sanitary wastewater on Federal facilities, military bases and lands administered by the US Bureau of Indian Affairs. At March 31, 2012, the Company owes the licensor for consulting fees pursuant to the License Agreement and interest totaling $62,009. Such amount is included in Accounts Payable in the accompanying balance sheet.

Trademark - The Company has a trademark for the Company’s ReNuGen™, a product used to enhance the efficacy of conventional waste water treatment plants.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2012 AND 2011

Results of Operations for Minerals Properties Activities for the three and six months Ended March 31, 2012 and 2011:

	Three Months Ended March 31		Six Months Ended March 31
	2012	2011	2012	2011
Mineral Sales	$1,266	$1,246	$2,533	$7,851
Operating and other expenses	(3,346)	(3,003)	(6,349)	(10,294)
Depreciation, depletion, amortization and valuation provisions:
Amortization of Patent and Patent License Rights	(99,025)	(147,771)	(246,796)	(295,542)
	(101,105)	(149,528)	(250,612)	(297,985)
Income tax expenses	-	-	-	-
Results of operations from mineral properties activities (excluding corporate overhead and interest costs)	$(101,105)	$(149,528)	$(250,612)	$(297,985)

5. NOTES PAYABLE

Note Payable - Other

During January 2011, the Revocable Trust Created by Ian B. Jacobs under Agreement dated November 25, 1999, an unrelated entity, loaned the Company $60,000. Such note required monthly payments of principal and interest (5.5%) totaling $2,645. In January 2012, the Company entered into an amended and restated note with a maturity date of March 12, 2012. The Company paid the principal balance and interest due on the note during March 2012.

In connection with this loan, the Company issued warrants for the purchase of 500,000 shares of Common Stock at a purchase price of $0.15 per share. The warrants expire on December 31, 2015. In recording the transaction, the Company allocated the value of the proceeds to the note and the warrants based on their relative fair values. The fair value of the warrants was determined using the Black-Scholes valuation model using the following assumptions: a contractual term of 5 years, risk free interest rate of 1.99%, dividend yields of 0%, and volatility of 163%. The allocated value of the warrants was $33,337 and such amount was recorded as a discount on the note. The discount was amortized over the life of the note and $7,397 and $8,848 is included in interest expense during the six months ended March 31, 2012 and 2011, respectively.

CAMI Notes

See Note 11 regarding one of the CAMI Notes Payable which is a note payable to an affiliate of a Director (Haessler).

EV&T Note

At March 31, 2012, the outstanding balance of the EV&T Note was $567,213 and accrued but unpaid interest totaled $437,928. Further, the Company owes EV&T $276,033 for services performed and interest thereon and such amount is included in Accounts Payable at March 31, 2012. See Note 11.

First Citizens Bank

At March 31, 2012, the principal balance of the note payable to First Citizens Bank is $21,614. See Note 11.

Convertible Note Payable and Amir Settlement Agreement

On July 12, 2011, the Company entered into a Settlement Agreement with Dov Amir (“Amir”), a former director/officer of the Company, as discussed in Note 6 of the Notes to Consolidated Financial Statements included in the 2011 Annual Report. Among other provisions, certain assets of Amir shall remain pledged as collateral for the Company’s note payable to First Citizens Bank and Amir was granted the right to convert any and all amounts due him under the note into shares of Common Stock at a conversion price of $0.25 per share. As a result of granting the conversion rights relating to the note, the Company recognized $46,938 as a discount on the note at July 12, 2011, resulting from the beneficial conversion feature. The discount was determined based on the fair value of the Company’s Common Stock in comparison to the conversion price on the date of the note. See Notes 7 and 11.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2012 AND 2011

Further, each month the Company evaluates the beneficial conversion feature in respect to the interest accrued on the note during such month and determines if any discount is applicable to the beneficial conversion feature related to such interest. The Company has determined that no discount is applicable to the accrued interest relating to the beneficial conversion privilege through March 31, 2012.

The discount is being amortized over the life of the note and $2,616 and $5,260 is included in interest expense during the three and six months ended March 31, 2012, respectively. The unamortized balance of the discount at March 31, 2012 was $39,379. The effective interest rate through March 31, 2012 was 6.75%. As of March 31, 2012, the principal balance due on the note was $391,154 and accrued interest on the note totals $11,471. The if-converted value of the Convertible Note and Interest Payable at March 31, 2012 approximates $258,000.

6. 7.25% CONVERTIBLE DEBENTURES

During the six months ended March 31, 2012, the Company did not issue any Debentures nor were any Debentures converted to Common Stock. The Company closed the offering period for the Debentures in January 2012. Debentures held by a Director totaling $45,000 are outstanding at March 31, 2012. During the three months ended March 31, 2012 and, 2011, the Company recognized contractual coupon interest of $813 and $624, respectively, and amortization of the discount of $619 and $645, respectively. During the six months ended March 31, 2012 and, 2011, the Company recognized contractual coupon interest of $1,636 and $1,317, respectively, and amortization of the discount of $1,238 and $1,339, respectively. Such amounts are included in interest expense. The effective interest rate approximates 16%. The if-converted value of the Debentures at March 31, 2012, approximates $52,000.

Premium Finance Agreement

During November 2011, the Company entered into a Premium Finance Note Payable for $19,652 to finance certain insurance premiums. The maturity date of the note is October 1, 2012 and the interest rate is 12.4%. Consistent with the provisions of the note, the Company is required to make monthly payments of principal and interest of $1,899. The balance of the Note at March 31, 2012 is $12,780.

7. RELATED PARTIES

Certain Personal Loans

During March 2012, the Audit, Compensation and Nominating and Governance Committees of the Board of Directors (“Board”) (collectively, “AC&N Committees”) became aware of personal loans entered into in September 2005 totaling in excess of $400,000 from Amir, a former director/officer of the Company, to four individuals. It is the understanding of the AC&N Committees (based on oral representations of Mr. Amir) that (i) the proceeds of such loans were used to fund the exercise in September 2005 of options (granted to such individuals in September 2000) to purchase shares of Common Stock (at $0.25 per share); (ii) two of such individuals are current employees of the Company, including the Interim CEO/CFO/President and a current Director; (iii) one of such individuals is a former employee of the Company; (iv) one of such individuals is a former Director and Secretary of the Company and has served and is serving as general counsel (EV&T) to the Company; (v) the sole collateral for each of the loans is the Common Stock acquired by each individual upon the exercise of each option; and (vi) there is no agreement between Amir and such individuals regarding their voting rights related to the Common Stock owned by such individuals and Amir.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2012 AND 2011

Haessler Obligations

See Note 11 regarding one of the CAMI Notes Payable which is a note payable to an affiliate of a Director (Haessler).

Employment Agreements

On March 30, 2012, the Compensation Committee of the Board recommended, and the Board approved, modifications to each of the employment agreements of Messrs. Novinskie and Blackstone whereby, effective April 3, 2012, the Company shall have until July 31, 2012 to give notice of non-renewal of each of the employment agreements.

Blackstone Obligations

On March 31, 2012, the Audit and Compensation Committees and Sub-Committee (as described in Note 1) of the Board approved the payment of $50,000 to Mr. Blackstone on balances due him on March 31, 2012. At March 31, 2012, the Company owed Mr. Blackstone, an officer of the Company, unpaid salary relating to 2008 of $21,675 and unpaid consulting fees of $198,440. The Company paid $50,000 to Mr. Blackstone on April 5, 2012.

8. CAPITAL STOCK

Common Stock

The Company issued no shares of Common Stock during the six months ended March 31, 2012.

Series A Preferred Stock

No shares of Series A Preferred Stock were issued during the six months ended March 31, 2012. No shares were outstanding at March 31, 2012, 2011, and September 30, 2011.

Series B 8% Cumulative Convertible Preferred Stock

No shares of Series B Preferred Stock, par value of $0.01 per share, were issued or converted to Common Stock during the six months ended March 31, 2012. Shares outstanding at March 31, 2012, and September 30, 2011, totaled 145,000. Such shares are convertible into shares of Common Stock on the basis of their $10.00 per share stated value, at the exchange rate per common share of 85% of the average of the closing price of the Common Stock for the five trading days immediately preceding the date when shares of Series B Preferred Stock are delivered to the Company for conversion, but in no event shall the conversion price be less than $1.25 per share. Thus, at March 31, 2012, the 145,000 shares of Series B Preferred Stock were convertible into 1,160,000 shares of Common Stock.

Further, the shares of Series B Preferred Stock (i) earn dividends at the rate of 8% per annum computed on the basis of a 365 day year, and (ii) have priority in liquidation to the extent of the stated value of $10.00 per share plus any unpaid dividends over any other preferred stock, common stock or any other stock issued after September 19, 2000. At March 31, 2012, the liquidation preference totals $3,422,606 (stated value of $1,450,000 plus arrearages in cumulative dividends of $1,972,606.

Dividends

There were no cash dividend payments in respect to Common Stock or either series of Preferred Stock during the six months ended March 31, 2012.

During the fourth quarter of fiscal 2011, the Company paid $59,338 of dividends on the Company's Series A Preferred Stock by issuing 237,352 shares of Common Stock.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2012 AND 2011

The only dividends paid prior to fiscal 2010 on the Company's Series B Preferred Stock were in shares of Common Stock at the time of conversion of the respective shares of such Preferred Stock into Common Stock. At September 30, 2011, accrued but unpaid dividends on Series B Preferred Stock totaled $1,914,558. As of October 1, 2011, the beginning of fiscal 2012, the Company no longer accrues dividends on the Series B Preferred shares due to the very low probability that the holders of the Series B Preferred Stock at September 30, 2011, will elect to convert such shares into shares of Common Stock. Also, the Company is not required to pay dividends by issuing shares of its Common Stock. The Company intends to pay dividends on the Series B Preferred shares when its financial condition makes any such payment appropriate. At March 31, 2012, the cumulative dividends in arrears applicable to the Series B Preferred Stock totals $1,972,606.

Options and Warrants to Purchase Common Stock
	Number of Options and Warrants	Weighted Average Price per Share
Options and warrants outstanding at September 30, 2011	5,650,000	$0.20
Options expired	(200,000)	$0.67
Options and warrants outstanding at March 31, 2012	5,450,000	$0.18

Summarized information relating to the stock options to purchase Common Stock outstanding as of March 31, 2012, is as follows:

	Options Outstanding			Options Exercisable
Exercise Price per Share	Number of Shares Underlying Options Unexercised	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)	Number of Shares Underlying Options Exercisable	Weighted Average Exercise Price Per Share
$0.21-$0.28	2,350,000	$0.22	3.07	1,225,000	$0.22

Stock-based Compensation

During the six months ended March 31, 2012, the Company granted no options for the purchase of shares of Common Stock. There are options to purchase 1,850,000 shares of Common Stock outstanding as of March 31, 2012, which options are held by current officers, Directors and employees of the Company (“Insiders”). The exercise prices for the options held by Insiders range from $0.21 per share to $0.28 per share.

Stock-based compensation expense relating to stock options granted to Insiders is recorded in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. The Company recorded stock-based compensation expense (i) for the three months ended March 31, 2012 and 2011 of $29,587 and $8,599, respectively, and (ii) for the six month periods then ended of $59,174 and $25,319, respectively,. Such expense is included in General and Administrative Expenses. No tax benefit has been recognized. Compensation costs are based on the fair value at the grant date. The fair value of the options has been estimated by using the Black-Scholes option-pricing model with the following assumptions: risk free interest rates between 2.05% and 4.52%; expected life of five years; and expected volatility between 37% and 167%.

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

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2012 AND 2011

Options and warrants to purchase shares of Common Stock were outstanding during the periods but have not been included in the computation of diluted earnings per share because such shares would have an anti-dilutive effect on net loss per share for the fiscal 2011 periods and the average price at which such options and warrants are exercisable was in excess of the market price of the Common Stock at March 31, 2012. The shares of Common Stock issuable upon the conversion of the 7.25% Convertible Debentures (see Note 6) have not been included in the computation of diluted earnings per share because such shares would have an anti-dilutive effect on net loss per share for the fiscal 2011 periods and the Company anticipates a net loss for fiscal 2012. The shares of Common Stock issuable upon the conversion of the Convertible Note Payable (see Note 6) have not been included in the computation of diluted earnings per share because such shares would have an anti-dilutive effect on net loss per share for the fiscal 2011 periods and because the price at which such shares are convertible was in excess of the market price of the Common Stock at March 31, 2012.The shares of Common Stock issuable upon the conversion of the Series B 8% Cumulative Convertible Preferred Stock have not been included in the computation of diluted earnings per share because the price ($1.25) at which such shares are convertible was in excess of the market price of the Common Stock at March 31, 2012.No other adjustments were made for purposes of per share calculations.

9. INCOME TAXES

At March 31, 2012, the Company has current federal and state taxes payable of $192,427 and no deferred tax asset or liability. At March 31, 2012, accrued interest related to the federal and state income taxes totaled $100,839. Interest expense related to tax liabilities is included in Interest Expense in the accompanying Consolidated Statement of Operations. The federal income tax liabilities arose primarily from alternative minimum tax for fiscal 2004.

During February 2012, the Company entered into an installment agreement with the Department of Treasury – Internal Revenue Service (“IRS”) in respect to income taxes and interest thereon relating to alternative minimum tax for fiscal 2004. The agreement requires monthly payments of not less than $2,150 commencing in February 2012 and continuing for 72 months or until the balance ($153,514 as of February 1, 2012) has been paid in full. The IRS has filed a notice of Federal tax lien. The Company will request audit reconsideration and continue to submit information to the IRS which supports the Company’s position that it was not subject to alternative minimum tax related to fiscal 2004.

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

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2012 AND 2011

Below is a reconciliation of the reported amount of income tax expense attributable to continuing operations for the period to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax loss for the three and six months ended March 31, 2012 and 2011:

	Three Months Ended March 31		Six Months Ended March 31
	2012	2011	2012	2011
Income tax expense (benefit) computed at the statutory Federal income tax rate	35%	(35)%	35%	(35)%
Change in valuation allowance	(35)%	35%	(35)%	35%
Effective income tax rate	0%	0%	0%	0%

Included in the table below are the components of income tax expense for the three and six months ended March 31, 2012 and 2011:

	Three Months Ended March 31		Six Months Ended March 31
	2012	2011	2012	2011
Current income tax expense (benefit)	$-	$-	$-	$-
Deferred income tax expense (benefit)	173,620	(134,598)	25,462	(252,742)
Valuation allowance	(173,620)	134,598	(25,462)	252,742
Total income tax expense (benefit)	$-	$-	$-	$-

10. PENDING LITIGATION

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

During September 2010, a complaint was filed against WRC in the District Court of Burleson County, Texas, seeking judgment in respect to $92,921 owed to a vendor of WRC. In November 2010, the vendor agreed to dismiss its complaint against WRC after a settlement agreement was reached whereby WRC made an initial payment of $30,000 in cash and delivered 357,677 shares of the Company’s Common Stock (consideration to the vendor of $42,921). The Company did not retire the remaining obligation by March 1, 2011, as required by the settlement agreement. During the six months ended March 31, 2011, the Company recognized $7,154 of interest expense relating to the fair value of the shares of its Common Stock issued to such vendor. In December 2011, WRC paid $5,000 to such vendor. In March 2012, WRC paid the remaining obligation of $15,000.

11. SUBSEQUENT EVENTS

Blackstone Obligations

On April 5, 2012, the Company paid $50,000 to Mr. Blackstone on balances due him on March 31, 2012 (see Note 7).

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2012 AND 2011

CAMI Note Payable

On April 6, 2012, the Board and the Audit Committee approved that the Company pay $50,000 in cash and issue 158,290 shares of Common Stock in full satisfaction of a note due an affiliate of Mr. Haessler, a Director. The Company shall pay the cash and issue the shares upon receipt of appropriate documentation from such Director in his capacity of such affiliate. The note had a principal balance $58,938 and accrued and unpaid interest related to such note totaled $60,044 at March 31, 2012. The Company valued the stock at $26,909 based on the closing price of $0.17 per share on April 6, 2012. The total consideration payment (cash and common stock) of $76,909 was $42,073 less than the $118,982 of principal and interest owed by the Company.

Convertible Note Payable

At March 31, 2012, the convertible note payable to Dov Amir (“Amir”), a former officer/director of the Company, had a principal balance of $391,154 and accrued interest totaled $11,471. See Note 5. On April 6, 2012, the Board and the Audit Committee approved that the Company pay $70,000 in cash and issue 140,000 shares of Common Stock to Amir in payment of interest due at March 31, 2012 of $11,471 and a $128,529 reduction in the principal balance of the note. See the below discussion regarding the Company’s note payable to First Citizens Bank. The Company made the payment and issued the shares of Common Stock on April 6, 2012. The Company valued the stock at $23,800 based on the closing price of $0.17 per share on April 6, 2012. The total consideration (cash and common stock) of $93,800 was $46,200 less than the $140,000 of total principal reduction and interest paid; however, the total consideration paid of $93,800 was $1,400 less than the $95,200 if-converted value of the principal and interest. The if-converted value was determined based on the conversion price of $0.25 per share per the terms of the note and valuing the 560,000 if-converted shares at $0.17 per share.

Note Payable to First Citizens Bank

On April 6, 2012, the Board and Audit Committee approved that the Company pay in full the principal and interest due First Citizens Bank totaling $21,650. Certain assets of Amir (“Amir Assets”) were pledged as collateral for the Company’s note payable to First Citizens Bank. Thus, the Company has fulfilled its obligation of a provision of the Convertible Note Payable to Amir regarding the Amir Assets.

EV&T Fees, Expenses and Accrued Interest

At March 31, 2012, the Company owed EV&T (see Note 5), counsel to the Company, $276,033 for services performed and interest thereon, not including the EV&T Note and unpaid interest thereon. On April 16, 2012, the Company paid $25,000 to EV&T on the balance due by the Company at March 31, 2012.

Consulting Services and Interest due a Licensor

On May 3, 2012, the Company paid $20,000 to a Licensor on balances due it on March 31, 2012 (see Note 1).

Management’s Evaluation

Management performed an evaluation of Company activity through the date the unaudited consolidated financial statements were prepared for issuance, and concluded that there are no other significant subsequent events requiring disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") describes the matters that we consider being important in understanding the results of our operations for the three and six months ended March 31, 2012 and our financial condition as of March 31, 2012. Our fiscal year begins on October 1 and ends on September 30. Unless otherwise noted, references to "year" pertain to our fiscal year; for example, 2012 refers to fiscal 2012, which is the period from October 1, 2011 to September 30, 2012. Unless otherwise noted, references to "quarter" pertain to a quarter of our fiscal year; for example, the second quarter of 2012 refers to the three months in the period from January 1, 2012 to March 31, 2012 (the “current quarter”). In the discussion that follows, we analyze the results of our operations for the three and six months ended March 31, 2012, including the trends in our overall business, followed by a discussion of our financial condition.

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

Results of Operations

For the three and six months ended March 31, 2012 and 2011:

	Three Months Ended March 31		Six Months Ended March 31
	2012	2011	2012	2011
Oil and Gas Sales	$86,545	$77,083	$200,769	$166,108
Total Operating Revenues	$159,818	$151,710	$348,262	$320,341
Gain on Sale of Oil and Gas Properties	$898,335	$-	$898,335	$-
Net Income (Loss)	$496,056	$(384,565)	$72,748	$(722,120)

Oil and Gas Production and Cost Information:
Production:
Oil (Bbl)	428	355	1,103	840
Gas (Mcf)	10,010	6,995	18,358	15,302
Mcfe	12,578	9,125	24,976	20,342
Average Price:
Oil (per Bbl)	$103.08	$89.05	$97.45	$85.80
Gas (per Mcf)	$4.24	$6.50	$5.08	$6.15
Mcfe	$6.88	$8.45	$8.04	$8.17

Lease Operating Expenses and Production and Severance Taxes per Mcfe	$3.06	$3.51	$3.72	$4.14

Bbl = One barrel of oil or condensate

Mcf = One thousand cubic feet

Mcfe = One thousand cubic feet gas equivalent

CONSULTING SERVICES AGREEMENT

On February 25, 2011, the Company entered into a Consulting Services Agreement with the Musser Group, LLC (“Musser Group”) to perform consulting services for the Company through February 2013. The Company engaged the Musser Group, an independent contractor, to provide advisory and consulting services to the Company. The Musser Group is engaged to provide (i) managed services; (ii) strategic business planning and implementation; and (iii) assistance in directing and executing the implementation of any strategies approved by the Board of Directors of the Company. The Musser Group’s primary focus is the analysis and validation of market opportunities for the commercialization of products within the Company’s mineral segment. Its analysis and services are ongoing. See “COMMERCIALIZATION OF EXISTING ASSETS” below.

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

OIL AND NATURAL GAS OPERATIONS

See Note 3 of Notes to Unaudited Consolidated Financial Statements.

Oil and Gas Sales

Oil and Gas Sales increased 12% to $86,545 for the current quarter from $77,083 for the second quarter of 2011. Oil and Gas Sales increased 21% to $200,769 for the two quarters of 2012 from $166,108 for the two quarters of 2011. See the table above in respect to production, average prices and lease operating expenses and production and severance taxes per Mcfe. The level of oil production experienced during the current fiscal periods increased primarily as a result of four wells being brought back “on-line” (certain wells had been “off-line” during portion of 2011 for repair) which offset the anticipated decline in production from the wells. At March 31, 2012, five wells in Texas were off-line awaiting repairs to certain mechanical items such as tubing, rods, down-hole pumps and/or pumping units. Generally, a well is off-line for less than two months; however, rig availability from third party contractors impacts the timing of the well work.

Gain on Sale of Oil and Gas Properties

On January 20, 2012, the Company entered into a purchase and sale agreement (the “PSA”) pursuant to which the Company agreed to sell certain oil and natural gas leasehold deep rights for cash of $898,335, subject to adjustment as to any title defect that is not cured within the timeframe permitted by the PSA. The sale closed on March 28, 2012. The Company received $898,335 at the closing and recognized gain in the amount of proceeds received. The oil and natural gas leasehold deep rights that were sold were undeveloped, and as such not income-producing to the Company.

Well Management Revenue

Well Management Revenue of $71,439 for the current quarter and $142,879 for the two quarters of 2012 were unchanged from the comparable periods of fiscal 2011. The amounts which may be charged by the Company for well management are set forth in the joint operating agreements governing the wells operated by the Company.

Lease Operating Expenses and Production and Severance Taxes

Lease Operating Expenses and Production and Severance Taxes increased 20% to $38,534 for the current quarter from $31,991 for the second quarter of 2011. Such expenses and taxes increased 10% to $92,928 for the two quarters of 2012 from $84,184 for the two quarters of 2011.The decreases (from the 2011 periods) in Lease Operating Expenses and Production and Severance Taxes per Mcfe are primarily the result of the increase in oil and gas production during 2012.

Depreciation, Depletion and Amortization (“DD&A”) - Oil and Gas

DD&A – Oil and Gas totaled $15,000 and $25,350 for the current quarter and for the second quarter of 2011, respectively. DD&A – Oil & Gas totaled $30,000 for the two quarters of 2012 and $50,700 for the two quarters of 2011, respectively. Such decrease is primarily the result of the upward revision of proved developed reserves at the end of 2011 resulting primarily from the increase in oil and gas prices which the Company receives for its oil and gas production.

Minerals Operations

See Note 4 of Notes to Unaudited Consolidated Financial Statements.

The Company is an Exploration Stage company in respect to its mineral holdings.

Minerals Sales

Minerals sales totaled $1,266 and $1,246 for the current quarter and for the second quarter of 2011, respectively. Mineral sales totaled $2,533 for the two quarters of 2012 and $7,851 for the two quarters of 2011, respectively, and this decrease in mineral sales for the six months ended March 31, 2012, resulted from no shipments of zeolite being made during 2012 in respect to the feed supplements.

Minerals Exploration Expenses

The Company did not incur minerals exploration expenses during the periods ended March 31, 2012 and 2011. These expenses are primarily for costs associated with the exploration and quantification of mineral resources and mineral reserves. Such expenses related to the kaolin reserves were the responsibility of the Company’s partner in such project.

Minerals Operating Expenses and Other Costs

Minerals operating expenses and other costs totaled $3,346 and $3,003 for the current quarter and for the second quarter of 2011, respectively. Such expenses and costs totaled $6,349 for the two quarters of 2012 and $10,294 for the two quarters of 2011, respectively. The decrease in expenses for the six months ended March 31, 2012, is primarily a result of the decrease in shipments during 2012.

DD&A - Minerals

DD&A - Minerals totaled $99,025 and $147,771 for the current quarter and for the second quarter of 2011, respectively. Such expenses and costs totaled $246,796 for the two quarters of 2012 and $295,542 for the two quarters of 2011, respectively. Such amounts are amortization of Patent Rights and Patents License Rights. The Company’s patent expired in February 2012. Once the Company produces commercial quantities of any of its mineral deposits, the Company will use the unit-of-production method in calculating cost depletion.

DD&A - Other

DD&A - Other totaled $1,461 and $2,768 for the three and six months ended March 31, 2011, respectively. The related assets were fully depreciated as of the end of 2011.

General and Administrative Expenses

General and administrative expenses totaled $332,906 and $260,892 for the current quarter and for the second quarter of 2011, respectively. The Company recorded stock-based compensation expense of $29,587 and $16,720 for the current quarter and for the second quarter of 2011, respectively. The Company recorded amortization expense of $92,145 for the current quarter related to the prepaid consulting fees paid to the Musser Group (see “Consulting Services Agreement” discussed above).

General and administrative expenses totaled $638,902 for the two quarters of 2012 and $470,499 for the two quarters of 2011, respectively. The Company recorded stock-based compensation expense of $59,174 for the two quarters of 2012 and $25,319 for the two quarters of 2011, respectively. The Company recorded amortization expense of $183,287 for the two quarters of 2012 and $34,054 for the two quarters of 2011, respectively, related to the prepaid consulting fees paid to the Musser Group (see “Consulting Services Agreement” discussed above).

Interest Expense

Interest expense totaled $72,582 and $71,301 for the current quarter and for the second quarter of 2011, respectively.

Interest expense totaled $163,373 for the two quarters of 2012 and $139,590 for the two quarters of 2011, respectively. During the first two quarters of 2011, the Company recognized $7,154 as interest expense relating to the issuance of its Common Stock as discussed in Note 10 of the Notes to Unaudited Consolidated Financial Statements. During the two quarters of 2012 and 2011, the Company recognized $13,895 and $10,187, respectively, as interest expense regarding the amortization of discounts on debt issuances as discussed in Notes 5 and 6 of the Notes to Unaudited Consolidated Financial Statements. The remainder of the increase in interest expense is primarily the result of an increase in the underlying obligations.

Liquidity and Capital Resources

Liquidity and Capital Resources

The Company’s cash flow provided by operating activities was $41,164 for the six months ended March 31, 2012. Accounts payable decreased $22,165 during such period. Funds have been and are being deployed in efforts to enhance the commercial viability of the Company’s existing resource assets, to identify potential expansion opportunities and to retire obligations associated with the Company’s assets. The Company’s net cash at March 31, 2012 totaled $951,631. See “Sale of Oil and Gas Property Leasehold Deep Rights” below. As of March 31, 2012, the Company and certain of its subsidiaries were in default of various obligations and certain debt obligations (see Notes to Unaudited Consolidated Financial Statements and Notes 1, 6, 7, 9, 10 and 11 of the Notes to Consolidated Financial Statements included in the 2011 Annual Report).

During March 2012, the Board of Directors of the Company (“Board’) created a sub-committee of the Board with oversight responsibilities in respect to the approval and administration of the Company’s disbursement activities in light of the proceeds from the sale of certain oil and gas properties (the “Sub-committee”). The Sub-committee is composed of three Directors (Messrs. Gilbert, Grady and Maxwell) with Mr. Blackstone (Vice President and Chief Accounting Officer) reporting to the Sub-committee in respect to such matters.

As of March 31, 2012, the Company and certain of its subsidiaries were in default of various obligations and certain debt obligations. Such defaulted obligations (classified as Current Liabilities in the accompanying Balance Sheet) at March 31, 2012 include the following:

Amounts included in accounts payable:
Consulting Services and Interest due a Licensor	$62,009
Consulting Services – Blackstone	198,440
EV&T – fees, expenses and accrued interest	276,033
EV&T note payable and accrued interest	1,005,141
CAMI notes payable and accrued interest	1,041,282
Accrued salary expense	704,913
Total	$3,287,818

The majority of the above amounts are owed to related parties. Such related parties and EV&T are working with the Company to achieve the ultimate extinguishment of the obligations as the Company attempts to achieve profitability within its mineral segment. See Note 11 of the Notes to Unaudited Consolidated Financial Statements concerning payments to certain parties after March 31, 2012.

See Note 8 of the Notes to Unaudited Consolidated Financial Statements regarding the cumulative dividends in arrears of $1,972,606 at March 31, 2012, applicable to the Series B 8% Cumulative Convertible Preferred Stock

To obtain capital in the past, the Company’s capital obtainment methods have included selling its interest in certain oil and gas properties, and borrowing funds from and issuing Common Stock to related and unrelated parties, as well as utilizing joint venture structures. If the Company is not successful in increasing its operating cash flows and the preceding financing methods are not available, the Company may not be able to sustain its operations and may need to seek alternative actions to preserve shareholder value.

Liquidity is a measure of a Company’s ability to access cash. The Company has historically addressed its long-term liquidity requirements through the issuance of equity securities and borrowings or debt financing for certain activities. The Company estimates its capital needs to approximate $330,000 for the next four quarters to satisfy debt payments to unrelated parties and pay current operating costs and expenses. The Company believes the related parties will continue working with the Company to achieve the ultimate extinguishment of obligations due such parties.

At present, the Company does not have in place a credit facility or other line of credit upon which it may draw. As operating activities increase, the Company will evaluate the need for such a credit facility. For desired acquisitions or project enhancements, the Company must seek project specific financing. None of the Company’s properties are encumbered.

The prices the Company receives for its oil and gas and the level of production have a significant impact on the Company’s cash flows. The Company is unable to predict, with any degree of certainty, the prices the Company will receive for its future oil and gas production and the success of the Company’s exploration, exploitation and production activities. Increases in the sales of the Company’s minerals, which to date have not been mined in substantial commercial quantities, will also affect cash flow.

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

During July 2011, the Company entered into a Settlement Agreement with Dov Amir (“Amir”), a former director of the Company, whereby, among other provisions, (a) the Company issued 412,292 shares of Common Stock ($0.25 per share) in payment of a portion of amounts due to Amir on a note payable ($45,485) and Series A Preferred Stock Dividends ($59,338); (b) the option granted to Amir in December 2009 to purchase 500,000 shares of Common Stock became fully vested; (c) certain assets of Amir shall remain pledged as collateral for the Company’s note payable to First Citizens Bank; and (d) the Company entered into a note payable to Amir for the balance of all amounts due Amir ($391,154). The note matures on December 31, 2015 with interest at 4% per annum, compounded annually. The note does not require any interim payments by the Company. Further, Amir was granted the right to convert any and all amounts due him under the note into shares of Common Stock at a conversion price of $0.25 per share. See Note 11 of the Notes to Unaudited Consolidated Financial Statements.

Sale of Oil and Gas Property Leasehold Deep Rights

On January 20, 2012, the Company entered into a purchase and sale agreement (the “PSA”) pursuant to which the Company agreed to sell certain oil and natural gas leasehold deep rights for cash of $898,335, subject to adjustment as to any title defect that is not cured within the timeframe permitted by the PSA. The sale closed on March 28, 2012. The Company received $898,335 at the closing and recognized gain in the amount of proceeds received. The oil and natural gas leasehold deep rights that were sold were undeveloped, and as such not income-producing to the Company. See Note 3 of the Notes to Unaudited Consolidated Financial Statements. The Company will use the proceeds for general working capital purposes.

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

On April 8, 2011, in connection with the efforts of the Musser Group, the Company entered into a Material Supply and Joint Venture Agreement between CAMI (wholly-owned subsidiary) and VitaminSpice, Inc. (“VSI”) pursuant to which CAMI agrees to supply Clinoptilolite (zeolite) to VSI in connection with the introduction by VSI of detoxification products into targeted geographic markets. VSI is obligated to utilize CAMI as its sole supplier of Clinoptilolite. The agreement does not specify any minimum quantity supply requirements of CAMI. In addition to an initial price per ton for Clinoptilolite to be sold to VSI, CAMI will share in the profits from the sales of such products by VSI. CAMI has provided material to VSI for use in product and market strategy development, as well as potential clinical studies. The Company made no shipments of product to VSI and the Company has not received any orders from VSI. VSI has not met certain performance standards as set forth in the agreement. On April 13, 2012, the Company gave notice to VSI and terminated the agreement pursuant to the provision in respect to termination for cause. The Company intends to seek alternatives for the introduction of detoxification products utilizing the Company’s zeolite.

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

RECENT Accounting PRONOUNCEMENTS

See Note 2 of the Notes to Unaudited Consolidated Financial Statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures.

Based on management’s evaluation (with the participation of our Interim Chief Executive Officer and Chief Financial Officer), as of the end of the period covered by this report, our Interim CEO and CFO concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On April 6, 2012, the Board of Directors approved and the Company paid $70,000 in cash and issued 140,000 shares of Common Stock to Dov Amir in payment of interest due at March 31, 2012 of $11,471 and a $128,529 reduction in the principal balance of the note due such Amir. Such note had a principal balance of $391,154 at March 31, 2012. The Company valued the stock at $23,800 based on the closing price of $0.17 per share on April 6, 2012. The total consideration of $93,800 was $46,200 less than the $140,000 of total principal reduction and interest paid; however, the total consideration paid of $93,800 was $1,400 less than the $95,200 if-converted value of the principal and interest. The if-converted value was determined based on the conversion price of $0.25 per share per the terms of the note and valuing the 560,000 if-converted shares at $0.17 per share.

Payment Related to a CAMI Note Payable

On April 6, 2012, the Company agreed to pay $50,000 in cash and issue 158,290 shares of Common Stock in payment of a note due an affiliate of a Director, which was also approved by the Audit Committee and the Board of Directors on that date. The Company valued the stock at $26,909 based on the closing price of $0.17 per share on April 6, 2012.

Options and Warrants

There were no options awarded or warrants granted for the purchase of shares of Common Stock or Preferred Stock during the six months ended March 31, 2012, nor were any options or warrants exercised.

Options to purchase 2,350,000 shares of Common Stock are outstanding as of March 31, 2012. The exercise prices for the options range from $0.21 per share to $0.28 per share (average exercise price of $0.22 per share).

At March 31, 2012, warrants for the purchase of 3,100,000 shares of stock at an average exercise price of $0.15 per share are outstanding.

Issuer Purchases of Equity Securities

The Company does not have a stock purchase program for its equity securities.

Item 3. Defaults Upon Senior Securities.

a)	The Company is in default of certain obligations as discussed in Note 1 of the Notes to Unaudited Consolidated Financial Statements.

b)	The arrearage in respect to dividends on Series B Preferred Stock totals $1,972,606 at March 31, 2012.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During March 2012, the Board of Directors of the Company (“Board’) created a sub-committee of the Board with oversight responsibilities in respect to the approval and administration of the Company’s disbursement activities in light of the proceeds from the sale of certain oil and gas properties (the “Sub-committee”). The Sub-committee is composed of three Directors (Messrs. Gilbert, Grady and Maxwell) with Mr. Blackstone (Vice President and Chief Accounting Officer) reporting to the Sub-committee in respect to such matters.

On March 30, 2012, the Compensation Committee of the Board recommended, and the Board approved, modifications to each of the employment agreements of Messrs. Novinskie and Blackstone whereby, effective April 3, 2012, the Company shall have until July 31, 2012 to give notice of non-renewal of each of the employment agreements.

See Notes 7 and 11 of the Notes to Unaudited Consolidated Financial Information included in Item 1 of Part I of this quarterly report.

Item 6. Exhibits.

Exhibit Number	Description	Located At
10.24	Notice of Waiver Date, effective April 3, 2012, concerning Employment Agreement of Gary J. Novinskie (dated November 30, 2001 – see Exhibit 10.5)	Filed Herewith
10.25	Notice of Waiver Date, effective April 3, 2012, concerning Employment Agreement of Richard W. Blackstone (dated October 4, 2006 – see Exhibits 10.20 and 10.6)	Filed Herewith
31.1	Certification of Interim Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

The Registrant incorporates by reference its Exhibit List as attached to its Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DALECO RESOURCES CORPORATION
(Registrant)

Dated: May 14, 2012	/s/ Gary J. Novinskie
Gary J. Novinskie
Interim Chief Executive Officer, President, Chief
Financial Officer and Director (Principal Executive Officer
and Principal Financial Officer)

Dated: May 14, 2012	/s/ Richard W. Blackstone
Richard W. Blackstone
Vice President and Chief Accounting Officer (Principal
Accounting Officer)

-31-