Form 10-Q
period 2012-06-30
DALECO RESOURCES CORP
filed 2012-08-20
CIK 746967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Shares of Common Stock outstanding as of July 31, 2012: 49,441,058

Shares of Series B 8% Cumulative Convertible Preferred Stock outstanding of July 31, 2012: 135,000

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30 2012	September 30 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and Equivalents	$464,286	$48,917
Accounts Receivable	280,999	582,761
Prepaid Consulting Services Agreement Fees	243,382	366,575
Other Current Assets	9,788	7,424
Total Current Assets	998,455	1,005,677
Other Assets:
Patent Rights	-	6,594,500
Accumulated Amortization of Patent Rights	-	(6,354,520)
Net Patent Rights	-	239,980
Patents License Rights	40,907	40,907
Accumulated Amortization of Patents License Rights	(32,943)	(22,719)
Net Patents License Rights	7,964	18,188
Prepaid Mineral Royalties – Long-term	509,257	479,268
Interest Receivable	202,306	188,253
Restricted Cash Deposits	109,549	108,478
Prepaid Consulting Services Agreement Fees	-	151,237
Securities Available for Future Sale	-	1
Total Other Assets	829,076	1,185,405
Property, Plant and Equipment:
Mineral Properties, at cost	9,877,128	9,877,128
Accumulated Depreciation, Depletion and Amortization	(95,000)	(95,000)
Net Mineral Properties	9,782,128	9,782,128
Oil and Gas Properties, at cost	4,424,512	4,424,512
Accumulated Depreciation, Depletion and Amortization	(4,081,939)	(4,036,939)
Net Oil and Gas Properties	342,573	387,573
Office Equipment, Furniture and Fixtures, at cost	61,502	61,502
Accumulated Depreciation	(61,502)	(61,502)
Net Office Equipment, Furniture and Fixtures	-	-
Total Net Property, Plant and Equipment	10,124,701	10,169,701
Total Assets	$11,952,232	$12,360,783

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30 2012	September 30 2011
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$1,373,992	$1,516,760
Revenue Payable to Oil and Gas Royalty and Other Working Interest Owners	953,121	1,010,332
Federal and State Income Taxes Payable	192,427	192,427
Accrued Interest Expense	1,059,954	985,079
Accrued Salary Expense	687,018	697,353
Accrued Expense Reimbursements	19,051	19,051
EV&T Note Payable	567,213	567,213
CAMI Notes Payable	455,943	514,881
Notes Payable - Related Parties	85,256	85,256
Premium Finance Note Payable	6,821	-
Note Payable - Other, net of unamortized discount of $7,397 at September 30, 2011	-	33,328
Note Payable - First Citizens Bank – Current Portion	-	15,000
Total Current Liabilities	5,400,796	5,636,680
Long-term Debt:
Note Payable – First Citizens Bank – Long-term Portion	-	15,454
7.25% Convertible Debentures, net of unamortized discount of $5,136 and $6,992, respectively	39,864	38,008
Convertible Note Payable, net of unamortized discount of $24,670 and $44,639, respectively	237,955	346,515
Total Long-term Debt	277,819	399,977
Convertible Accrued Interest on Convertible Note Payable	2,665	3,489
Accrued Bonus Expense	1,373,831	1,373,831
Series B 8% Cumulative Convertible Preferred Stock Dividends Accrued	1,826,239	1,914,558
Future Abandonment Costs	10,000	10,000
TOTAL LIABILITIES	8,891,350	9,338,535
Commitments and Contingencies
SHAREHOLDERS’ EQUITY:
Preferred Stock – 20,000,000 shares authorized
Series A Preferred Stock - par value of $0.01 per share (outstanding: none)	-	-
Series B 8% Cumulative Convertible Preferred Stock – par value of $0.01 per share (outstanding: 135,000 and 145,000 shares, respectively); liquidation preference of $1,350,000 and $1,450,000, respectively, plus arrearages in cumulative dividends of $1,911,914 and $1,914,558, respectively (see Note 8)	1,350	1,450
Common Stock – 100,000,000 shares authorized – par value of $0.01 per share (outstanding: 49,441,058 and 48,988,914 shares, respectively)	494,411	489,889
Additional Paid-in Capital	46,977,519	46,718,270
Accumulated Deficit	(43,836,398)	(43,605,662)
Subscriptions Receivable	(576,000)	(576,000)
Accumulated Other Comprehensive Loss	-	(5,699)
TOTAL SHAREHOLDERS’ EQUITY	3,060,882	3,022,248
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,952,232	$12,360,783

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

	Three Months ended June 30		Nine Months ended June 30
	2012	2011	2012	2011
Revenues:
Oil and Gas Sales	$89,228	$93,011	$289,997	$259,119
Well Management Revenue	73,489	71,440	216,368	214,319
Royalty Receipts	719	1,808	2,800	5,311
Mineral Sales	2,418	1,256	4,951	9,107
Total Operating Revenues	165,854	167,515	514,116	487,856
Expenses:
Lease Operating Expenses - Oil and Gas	70,093	33,160	150,490	107,337
Operating Expenses and Other Costs - Minerals	3,608	23,694	9,957	33,988
Production and Severance Taxes – Oil and Gas	3,812	5,596	16,343	15,603
Depreciation, Depletion and Amortization	18,408	173,874	295,204	522,884
General and Administrative Expenses	341,713	284,818	980,615	755,317
Total Expenses	437,634	521,142	1,452,609	1,435,129
Loss From Operations	(271,780)	(353,627)	(938,493)	(947,273)
Other Income (Expense):
Gain On Sale of Oil and Gas Properties	-	-	898,335	-
Gain on Debt Forgiveness	43,655	-	43,655	-
Interest and Dividend Income	5,009	5,249	15,207	16,365
Impairment of Securities Available for Future Sale	-	-	(5,699)	-
Interest Expense	(80,368)	(102,716)	(243,741)	(242,306)
Total Other Income (Expense), Net	(31,704)	(97,467)	707,757	(225,941)
Loss Before Income Taxes	(303,484)	(451,094)	(230,736)	(1,173,214)
Taxes Based on Income	-	-	-	-
Net Loss	(303,484)	(451,094)	(230,736)	(1,173,214)
Preferred Stock Dividends, accumulated and accrued (see Note 8)	(27,627)	(28,920)	(85,676)	(86,761)
Net Loss Applicable to Common Shareholders	$(331,111)	$(480,014)	$(316,412)	$(1,259,975)

Basic and Fully Diluted Net Loss per Share	$(0.01)	$(0.01)	$(0.01)	$(0.03)
Weighted-average Number of Shares of Common Stock Outstanding	49,330,093	48,474,332	49,102,225	46,914,335

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

	2012	2011
Cash Flows From Operating Activities:
Net Loss	$(230,736)	$(1,173,214)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Depreciation, Depletion and Amortization	295,204	522,884
Amortization of Prepaid Consulting Services Agreement Fees	274,430	125,196
Amortization of Discount on Note Payable – Other	7,397	17,995
Amortization of Discount on 7.25% Convertible Debentures	1,856	1,956
Amortization of Discount on Convertible Note Payable	19,969	-
Non-cash Charge as Interest Expense	-	33,011
Stock-based Compensation Expense	80,025	51,420
Non-cash charge for issuance of securities	-	20,691
Gain on Sale of Oil and Gas Properties	(898,335)	-
Gain on Debt Forgiveness	(43,655)	-
Impairment of Securities Available for Future Sale	5,699	-
Changes in Operating Assets and Liabilities:
Receivables	287,709	(72,265)
Prepaid Mineral Royalties	(29,989)	(29,761)
Other Current Assets	(2,364)	(2,846)
Restricted Cash Deposits	(1,071)	(2,061)
Accounts Payable	(142,768)	243,770
Revenue Payable	(57,211)	92,108
Accrued Interest Expense	134,095	105,820
Other Accrued Expenses	(10,334)	2,311
Net Cash Provided By (Used in) Operating Activities	(310,079)	(62,985)
Cash Flows From Investing Activities:
Proceeds from Sale of Oil and Gas Properties	898,335	-
Cash Flows From Financing Activities:
Payments on Notes and Debt	(192,539)	(47,155)
Proceeds from Borrowings	19,652	111,779
Net Cash Provided By (Used In) Financing Activities	(172,887)	64,624
Net Change in Cash and Equivalents	415,369	1,639
Cash and Equivalents at Beginning of Period	48,917	121,447
Cash and Equivalents at End of Period	$464,286	$123,086

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

Supplemental Information:
Income Taxes Paid	$-	$-
Interest Paid	$32,596	$16,876
Supplemental Disclosure of Non-cash Transactions:
Preferred Dividends Not Paid, Accumulated and Accrued, respectively	$85,676	$86,761
Conversion of Series B 8% Cumulative Preferred Stock into Common Stock	$100,000	$-
Issuance of Common Stock in Satisfaction of Series B 8% Cumulative Preferred Stock Dividend Arrearages due a Related Party	$88,319	$-
Issuance of Common Stock in Payment of Principal on Convertible Note Payable	$70,000	$-
Issuance of Common Stock in Payment of Principal and Interest on CAMI Note Payable due a Related Party	$34,264	$-
Issuance of Common Stock and Warrants for the Purchase of Common Stock Pursuant to Consulting Services Agreement	$-	$735,153
Issuance of Common Stock for Services Performed	$-	$42,921
Issuance of Warrants for the Purchase of Common Stock to Consulting Engineer	$-	$20,691
Issuance of 7.25% Convertible Debenture in Payment of Principal and Interest on Note Payable - Related Party	$-	$20,000
Issuance of 7.25% Convertible Debenture in Payment of Consulting Fees due a Related Party	$-	$14,000
Conversion of 7.25% Convertible Debentures into Common Stock	$-	$49,000
Interest Expense Resulting from Beneficial Conversion Feature of 7.25% Convertible Debentures	$-	$25,857
Interest Expense Resulting from Issuance of Common Stock for Services Performed	$-	$7,154
Discount on Note Payable Resulting from Issuance of Warrants for the Purchase of Common Stock	$-	$33,337
Premium on 7.25% Convertible Debentures Resulting from Beneficial Conversion Feature	$-	$(1,071)

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2012 AND 2011

1. CONTINUED OPERATIONS AND GOING CONCERN

The unaudited consolidated financial statements have been prepared on the basis of a going concern which contemplates that Daleco Resources Corporation and subsidiaries (the “Company”) will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. At June 30, 2012, the Company’s current assets total $998,455. Net loss applicable to common shareholders amounted to $316,412 for the nine months ended June 30, 2012, which reflects a gain on the sale of certain oil and gas properties of $898,335 (see Note 3). The ability of the Company to meet its current liabilities of $5,400,796 and its total liabilities of $8,891,350 and to continue as a going concern is dependent upon the availability of future funding, achieving profitability within its mineral segment and ongoing profitability within its oil and gas operations. If the Company is unable to continue as a going concern, there is uncertainty relative to full recoverability of its assets. The financial statements do not reflect any adjustments relating to these uncertainties.

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

As of June 30, 2012, the Company and certain of its subsidiaries were in default of various obligations and certain debt obligations classified as Current Liabilities in the accompanying Balance Sheet as set forth in the following table:.

Such defaulted obligations at June 30, 2012 include the following:

Amounts included in accounts payable:
Consulting Services and Interest due a Licensor	$42,009
Consulting Services – Blackstone	196,957
EV&T – fees, expenses and accrued interest	266,438
EV&T note payable and accrued interest	1,035,598
CAMI notes payable and accrued interest	931,875
Accrued salary expense	687,018
Total	$3,159,895

The majority of the above amounts are owed to related parties. Such related parties and EV&T are working with the Company to achieve the ultimate extinguishment of the obligations as the Company attempts to achieve profitability within its mineral segment. See Note 11 concerning payments to certain parties after June 30, 2012.

See Note 8 regarding the cumulative dividends in arrears of $1,911,914 at June 30, 2012, applicable to the Series B 8% Cumulative Convertible Preferred Stock.

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

FOR THE NINE MONTHS ENDED JUNE 30, 2012 AND 2011

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

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2011 (“2011 Annual Report”). In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 2012 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited consolidated financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements included in the 2011 Annual Report.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2012 AND 2011

Unless otherwise noted, references to “year” pertain to the Company’s fiscal year, which begins on October 1 and ends on September 30; for example, 2012 refers to fiscal 2012, which is the period from October 1, 2011 to September 30, 2012.

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

Fair Value Measurements

At June 30, 2012, the Company’s only financial instruments are (a) cash and short-term trade receivables, payables and debt. The carrying amounts reported in the accompanying consolidated financial statements for such items approximate fair values because of the immediate nature of short-term maturities of these financial instruments.

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

FOR THE NINE MONTHS ENDED JUNE 30, 2012 AND 2011

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

3. OIL AND GAS PROPERTIES SEGMENT INFORMATION

During the nine months ended June 30, 2012, there was no major discovery or other event that caused a significant change from the reserve quantity and related information presented in the 2011 Annual Report. During the nine months ended June 30, 2012, the price the Company receives for its natural gas production decreased to $5.16 per Mcf from $6.11 per Mcf for the comparable period of 2011; however, from a revenue perspective, the Company's oil and gas properties are primarily oil producers and the average price per Mcfe increased to $8.22 from $8.20, respectively.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2012 AND 2011

Results of Operations for Oil and Gas Producing Activities for the three and nine months ended June 30, 2012 and 2011:

	Three Months Ended June 30		Nine Months Ended June 30
	2012	2011	2012	2011
Revenues:
Oil and gas sales	$89,228	$93,011	$289,997	$259,119
Well management revenue	73,489	71,440	216,368	214,319
Royalty receipts	719	1,808	2,800	5,311
Total revenues	163,436	166,259	509,165	478,749
Expenses:
Lease operating expenses	70,093	33,160	150,490	107,337
Production and severance taxes	3,812	5,596	16,343	15,603
Depreciation, depletion, amortization and valuation provisions	15,000	24,644	45,000	75,344
Total expenses	88,905	63,400	211,833	198,284
Revenues in excess of expenses	74,531	102,859	297,332	280,465
Gain on Sale of Oil and Gas Properties	-	-	898,335	-
Income tax expenses	-	-	-	-
Results of operations from oil and gas producing activities (excluding corporate overhead and interest costs)	$74,531	$102,859	$1,195,667	$280,465

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

During fiscal 2010, the Company entered into an agreement to sell zeolite to be used in certain agricultural applications including but not limited to feed supplements and soil additives in a ten state area in the south-central part of the US. On August 10, 2012, the Company gave notice to the purchaser to terminate the agreement in October 2012 pursuant to the notice provision provided in the agreement. The Company intends to seek alternatives for the sale of its zeolite to be used in agricultural applications.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2012 AND 2011

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

On April 8, 2011, in connection with the efforts of the Musser Group, the Company entered into a Material Supply and Joint Venture Agreement between CAMI (wholly-owned subsidiary) and VitaminSpice, Inc. (“VSI”) pursuant to which CAMI agrees to supply Clinoptilolite (zeolite) to VSI in connection with the introduction by VSI of detoxification products into targeted geographic markets. VSI is obligated to utilize CAMI as its sole supplier of Clinoptilolite. The agreement does not specify any minimum quantity supply requirements of CAMI. In addition to an initial price per ton for Clinoptilolite to be sold to VSI, CAMI will share in the profits from the sales of such products by VSI. CAMI has provided material to VSI for use in product and market strategy development, as well as potential clinical studies. The Company made no shipments of product to VSI and the Company has not received any orders from VSI. VSI has not met certain performance standards as set forth in the agreement. On April 13, 2012, the Company gave notice to VSI and terminated the agreement pursuant to the provision in respect to termination for cause. The Company is actively seeking alternatives for the introduction of detoxification products utilizing the Company’s zeolite (see note 11).

Patent Rights - CAMI was the owner of U.S. Patent No. 5,387,738 upon which an engineered product was based which utilized all naturally occurring non-hazardous minerals for the remediation of sites contaminated with hazardous and/or toxic materials. Such patent expired on February 7, 2012.

Patent License Rights - In February 2010, the Company entered into a License Agreement concerning two US method patents for the treatment of sanitary wastewaters. Such patents utilize the Company’s zeolite. The license applies to the US and covers the use of the patented technology in water, wastewater and waste treatment in animal feed operations, agriculture, and aquaculture. In addition, the license applies to the treatment of sanitary wastewater on Federal facilities, military bases and lands administered by the US Bureau of Indian Affairs. At June 30, 2012, the Company owes the licensor for consulting fees pursuant to the License Agreement and interest totaling $42,009. Such amount is included in Accounts Payable in the accompanying balance sheet. See Note 11.

Trademark - The Company has a trademark for the Company’s ReNuGen™, a product used to enhance the efficacy of conventional waste water treatment plants.

Results of Operations for Minerals Properties Activities for the three and nine months ended June 30, 2012 and 2011:

	Three Months Ended June 30		Nine Months Ended June 30
	2012	2011	2012	2011
Mineral Sales	$2,418	$1,256	$4,951	$9,107
Operating and other expenses	(3,608)	(23,694)	(9,957)	(33,988)
Depreciation, depletion, amortization and valuation provisions:
Amortization of Patent and Patent License Rights	(3,408)	(147,771)	(250,204)	(443,313)
	(4,598)	(170,209)	(255,210)	(468,194)
Income tax expenses	-	-	-	-
Results of operations from mineral properties activities (excluding corporate overhead and interest costs)	$(4,598)	$(170,209)	$(255,210)	$(468,194)

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2012 AND 2011

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

In connection with this loan, the Company issued warrants for the purchase of 500,000 shares of Common Stock at a purchase price of $0.15 per share. The warrants expire on December 31, 2015. In recording the transaction, the Company allocated the value of the proceeds to the note and the warrants based on their relative fair values. The fair value of the warrants was determined using the Black-Scholes valuation model using the following assumptions: a contractual term of 5 years, risk free interest rate of 1.99%, dividend yields of 0%, and volatility of 163%. The allocated value of the warrants was $33,337 and such amount was recorded as a discount on the note. The discount was amortized over the life of the note and $7,397 and $17,995 is included in interest expense during the nine months ended June 30, 2012 and 2011, respectively.

Premium Finance Agreement

During November 2011, the Company entered into a Premium Finance Note Payable for $19,652 to finance certain insurance premiums. The maturity date of the note is October 1, 2012 and the interest rate is 12.4%. Consistent with the provisions of the note, the Company is required to make monthly payments of principal and interest of $1,899. The balance of the Note at June 30, 2012 is $6,821.

CAMI Notes

During April 2012, the Board and the Audit Committee approved the payment of $50,000 in cash and the issuance of 158,290 shares of Common Stock in full satisfaction of a note due the Estate of Eric Haessler, an affiliate of Carl A. Haessler, a Director. The note had a principal balance of $58,938 and accrued and unpaid interest related to such note totaled $60,044 at the time of repayment. The Company valued the stock at $25,327 based on the closing price of $0.16 per share. The total consideration payment (cash and common stock) of $75,327 was $43,655 less than the $118,982 of principal and interest owed by the Company. Accordingly, the Company recognized a gain on debt forgiveness of $43,655.

EV&T Note and Fees and Expenses

At June 30, 2012, the outstanding balance of the EV&T Note was $567,213 and accrued but unpaid interest totaled $468,385.

During April 2012, the Company paid $25,000 to EV&T on the balance due by the Company for fees and expenses. At June 30, 2012, the Company owes EV&T $266,438 for services performed and interest thereon and such amount is included in Accounts Payable at June 30, 2012. See Note 11.

First Citizens Bank

During April 2012, the Board and Audit Committee approved and the Company paid the entirety of the principal and interest due First Citizens Bank totaling $21,650. Certain assets of Amir (“Amir Assets”) were pledged as collateral for the Company’s note payable to First Citizens Bank. Thus, the Company has fulfilled its obligation of a provision of the Convertible Note Payable to Amir regarding the Amir Assets.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2012 AND 2011

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

During April 2012, the Board and the Audit Committee approved and the Company paid $70,000 in cash and issued 140,000 shares of Common Stock to Amir in payment of interest due of $11,471 and a $128,529 reduction in the principal balance of the note. See the above discussion regarding the Company’s note payable to First Citizens Bank. The total consideration (cash and common stock) of $93,800 was $46,200 less than the $140,000 of total principal reduction and interest paid; however, the total consideration paid of $93,800 was $1,400 less than the $95,200 if-converted value of the principal and interest. The if-converted value was determined based on the conversion price of $0.25 per share per the terms of the note and valuing the 560,000 if-converted shares at $0.17 per share. The Company did not recognize any gain on extinguishment of such portion of the indebtedness due to the existence of the conversion privilege. See Note 7.

Further, each month the Company evaluates the beneficial conversion feature in respect to the interest accrued on the note during such month and determines if any discount is applicable to the beneficial conversion feature related to such interest. The Company has determined that no discount is applicable to the accrued interest relating to the beneficial conversion privilege through June 30, 2012.

The discount is being amortized over the life of the note and $14,709 and $19,969 is included in interest expense during the three and nine months ended June 30, 2012, respectively. Such amortization includes $12,939 as a result of the repayment of a portion of the debt as discussed above. The unamortized balance of the discount at June 30, 2012 was $24,670. The effective interest rate through June 30, 2012 was approximately 7%. As of June 30, 2012, the principal balance due on the note was $262,625 and accrued interest on the note totals $2,665. The if-converted value of the Convertible Note and Interest Payable at June 30, 2010 approximates $169,786.

6. 7.25% CONVERTIBLE DEBENTURES

During the nine months ended June 30, 2012, the Company did not issue any Debentures nor were any Debentures converted to Common Stock. The Company closed the offering period for the Debentures in January 2012. Debentures held by a Director totaling $45,000 are outstanding at June 30, 2012. During the three months ended June 30, 2012 and, 2011, the Company recognized contractual coupon interest of $813 and $814, respectively, and amortization of the discount of $619 and $617, respectively. During the nine months ended June 30, 2012 and, 2011, the Company recognized contractual coupon interest of $2,449 and $2,131, respectively, and amortization of the discount of $1,856 and $1,956, respectively. Such amounts are included in interest expense. The effective interest rate approximates 16%. The if-converted value of the Debentures at June 30, 2012, approximates $51,000. Accrued and unpaid interest due on the Debentures totals $7,091 at June 30, 2012. The Director that holds the Debentures has agreed to waive any amounts due him pursuant to the terms of the Debentures until November 1, 2012.

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

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2012 AND 2011

Haessler Obligations

During May 2012, Carl Haessler, a Director, elected to convert 10,000 shares of Series B 8% Cumulative Convertible Preferred Stock into 80,000 shares of Common Stock at the conversion rate of $1.25 per share of Common Stock. Also, Mr. Haessler accepted 73,854 shares of Common Stock as satisfaction for any and all dividends due him ($92,318 of which $88,319 were accrued) in respect to his direct holdings of 30,000 shares of Series B 8% Cumulative Convertible Preferred Stock through the date of the conversion of 10,000 of such shares.

Employment Agreements

On March 30, 2012, the Compensation Committee of the Board recommended, and the Board approved, modifications to each of the employment agreements of Messrs. Novinskie and Blackstone whereby, effective April 3, 2012, the Company shall have until July 31, 2012 to give notice of non-renewal of each of the employment agreements. See Note 11.

Blackstone Obligations

During April and June 2012, Mr. Blackstone was paid $70,000 of the balances due him. At June 30, 2012, the Company owed Mr. Blackstone, an officer of the Company, unpaid consulting fees of $196,957. See Note 11.

8. CAPITAL STOCK

Common Stock

The Company issued 452,144 shares of Common Stock during the nine months ended June 30, 2012 as follows:

Shares of Common Stock Issued
Estate of Eric Haessler (see Note 5)	158,290
Dov Amir (see Note 5)	140,000
Carl A. Haessler (see Note 7):
Conversion 10,000 shares of Series B 8% Cumulative Convertible Preferred Stock	80,000
Payment in satisfaction of Series B dividend obligation	73,854

Series A Preferred Stock

No shares of Series A Preferred Stock were issued during the nine months ended June 30, 2012. No shares were outstanding at June 30, 2012 and 2011, and September 30, 2011.

Series B 8% Cumulative Convertible Preferred Stock

No shares of Series B Preferred Stock, par value of $0.01 per share, were issued during the nine months ended June 30, 2012. During the nine months ended June 30, 2012, 10,000 shares of Series B Preferred Stock were converted into 80,000 shares of Common Stock as discussed in Note 7.

Shares of Series B Preferred Stock outstanding at June 30, 2012, and September 30, 2011, totaled 135,000 and 145,000 shares, respectively. Such shares are convertible into shares of Common Stock on the basis of their $10.00 per share stated value, at the exchange rate per common share of 85% of the average of the closing price of the Common Stock for the five trading days immediately preceding the date when shares of Series B Preferred Stock are delivered to the Company for conversion, but in no event shall the conversion price be less than $1.25 per share. Thus, at June 30, 2012, the 135,000 shares of Series B Preferred Stock were convertible into 1,080,000 shares of Common Stock.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2012 AND 2011

Further, the shares of Series B Preferred Stock (i) earn dividends at the rate of 8% per annum computed on the basis of a 365 day year, and (ii) have priority in liquidation to the extent of the stated value of $10.00 per share plus any unpaid dividends over any other preferred stock, common stock or any other stock issued after September 19, 2000. At June 30, 2012, the liquidation preference totals $3,261,914 (stated value of $1,350,000 plus arrearages in cumulative dividends of $1,911,914).

Dividends

There were no cash dividend payments in respect to Common Stock or either series of Preferred Stock during the nine months ended June 30, 2012.

During the fourth quarter of fiscal 2011, the Company paid $59,338 of dividends on the Company's Series A Preferred Stock by issuing 237,352 shares of Common Stock. During the third quarter of 2012, Carl Haessler, a Director, accepted 73,854 shares of Common Stock as satisfaction for any and all dividends due him ($92,318 of which $88,319 were accrued) in respect to his direct holdings of 30,000 shares of Series B 8% Cumulative Convertible Preferred Stock through the date of the conversion of 10,000 of such shares. See Note 7.

The only dividends paid prior to fiscal 2011 on the Company's Series B Preferred Stock were in shares of Common Stock at the time of conversion of the respective shares of such Preferred Stock into Common Stock. At September 30, 2011, accrued but unpaid dividends on Series B Preferred Stock totaled $1,914,558. As of October 1, 2011, the beginning of fiscal 2012, the Company no longer accrues dividends on the Series B Preferred shares due to the very low probability that the holders of the Series B Preferred Stock at September 30, 2011, will elect to convert such shares into shares of Common Stock. Also, the Company is not required to pay dividends by issuing shares of its Common Stock. The Company intends to pay dividends on the Series B Preferred shares when its financial condition makes any such payment appropriate. At June 30, 2012, the cumulative dividends in arrears applicable to the Series B Preferred Stock totals $1,911,914.

Options and Warrants to Purchase Common Stock

	Number of Options and Warrants	Weighted Average Price per Share
Options and warrants outstanding at September 30, 2011	5,650,000	$0.20
Options expired	(200,000)	$0.67
Options and warrants outstanding at June 30, 2012	5,450,000	$0.18

Summarized information relating to the stock options to purchase Common Stock outstanding as of June 30, 2012, is as follows:

	Options Outstanding			Options Exercisable
Exercise Price per Share	Number of Shares Underlying Options Unexercised	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)	Number of Shares Underlying Options Exercisable	Weighted Average Exercise Price Per Share
$0.21-$0.28	2,350,000	$0.22	2.82	1,700,000	$0.22

Stock-based Compensation

During the nine months ended June 30, 2012, the Company granted no options for the purchase of shares of Common Stock. There are options to purchase 1,850,000 shares of Common Stock outstanding as of June 30, 2012, which options are held by current officers, Directors and employees of the Company (“Insiders”). The exercise prices for the options held by Insiders range from $0.21 per share to $0.28 per share.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2012 AND 2011

Stock-based compensation expense relating to stock options granted to Insiders is recorded in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. The Company recorded stock-based compensation expense (i) for the three months ended June 30, 2012 and 2011 of $20,851 and $26,101, respectively, and (ii) for the nine month periods then ended of $80,025 and $51,420, respectively. Such expense is included in General and Administrative Expenses. No tax benefit has been recognized. Compensation costs are based on the fair value at the grant date. The fair value of the options has been estimated by using the Black-Scholes option-pricing model with the following assumptions: risk free interest rates between 2.05% and 4.52%; expected life of five years; and expected volatility between 37% and 167%. See Note 11.

Net Income (Loss) Per Share

Net income (loss) per share is computed in accordance with FASB ASC Topic 260, Earnings per Share. Basic net income (loss) per share is calculated by dividing the net income (loss) available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in earnings of an entity. In a loss year, dilutive common equivalent shares are excluded from the loss per share calculation as the effect would be anti-dilutive.

Options and warrants to purchase shares of Common Stock were outstanding during the periods but have not been included in the computation of diluted earnings per share because such shares would have an anti-dilutive effect on net loss per share and the average price at which such options and warrants are exercisable was in excess of the market price of the Common Stock at June 30, 2012. The shares of Common Stock issuable upon the conversion of the 7.25% Convertible Debentures (see Note 6) have not been included in the computation of diluted earnings per share because such shares would have an anti-dilutive effect on net loss per share. The shares of Common Stock issuable upon the conversion of the Convertible Note Payable (see Note 6) have not been included in the computation of diluted earnings per share because such shares would have an anti-dilutive effect on net loss per share and because the price at which such shares are convertible was in excess of the market price of the Common Stock at June 30, 2012.The shares of Common Stock issuable upon the conversion of the Series B 8% Cumulative Convertible Preferred Stock have not been included in the computation of diluted earnings per share because the price ($1.25) at which such shares are convertible was in excess of the market price of the Common Stock at June 30, 2012. No other adjustments were made for purposes of per share calculations.

9. INCOME TAXES

At June 30, 2012, the Company has current federal and state taxes payable of $192,427 and no deferred tax asset or liability. At June 30, 2012, accrued interest related to the federal and state income taxes totaled $95,089. Interest expense related to tax liabilities is included in Interest Expense in the accompanying Consolidated Statement of Operations. The federal income tax liabilities arose primarily from alternative minimum tax for fiscal 2004.

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

The Company accounts for income taxes in accordance with FASB ASC Topic 740, “Income Taxes”. ASC 740 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at September 30, 2011, operating loss carryforwards of approximately $25 million, which may be applied against future taxable income and will expire in various years through 2025. The amount of an ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined at this time. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards; therefore, no net deferred tax asset has been recognized. No potential benefit of these losses has been recognized in the financial statements. The Company may be subject to IRC code section 382 which could limit the amount of the net operating loss and tax credit carryovers that can be used in future years.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2012 AND 2011

Below is a reconciliation of the reported amount of income tax expense attributable to continuing operations for the period to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax loss for the three and nine months ended June 30, 2012 and 2011:

	Three Months Ended June 30		Nine Months Ended June 30
	2012	2011	2012	2011
Income tax expense (benefit) computed at the statutory Federal income tax rate	(35)%	(35)%	(35)%	(35)%
Change in valuation allowance	35%	35%	35%	35%
Effective income tax rate	0%	0%	0%	0%

Included in the table below are the components of income tax expense for the three and nine months ended June 30, 2012 and 2011:

	Three Months Ended June 30		Nine Months Ended June 30
	2012	2011	2012	2011
Current income tax expense (benefit)	$-	$-	$-	$-
Deferred income tax expense (benefit)	(106,219)	(157,883)	(80,758)	(410,625)
Valuation allowance	106,219	157,883	80,758	410,625
Total income tax expense (benefit)	$-	$-	$-	$-

10. PENDING LITIGATION

During October 2009, a working interest owner commenced an action against a subsidiary of the Company (“WRC”) in the District Court of Burleson County, Texas, for an accounting of expense and revenues for six wells. WRC, through its Texas counsel, has filed a general denial of the claim. In November 2009, WRC provided the plaintiff with a complete accounting for all wells in question. The plaintiff has sought additional discovery and WRC has provided additional information. The action is ongoing. See Note 11.

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

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2012 AND 2011

11. SUBSEQUENT EVENTS

Consulting Services and Interest due a Licensor

On August 1, 2012, the Company paid $13,278 to a Licensor on balances due it on June 30, 2012 (see Note 1). The Licensor rescinded its July 23, 2012 notice of termination of the limited license agreement.

EV&T Fees and Expenses

On August 8, 2012, the Company paid $13,110 to EV&T on balances due it as of June 30, 2012 (see Notes 1 and 5).

Employment Agreements

Blackstone - On July 31, 2012, the Company extended the employment agreement of Mr. Blackstone (Vice President and Chief Accounting Officer) through October 4, 2013. On August 8, 2012, the Company paid a $20,000 to Mr. Blackstone on balances due him as of June 30, 2012 (see Note 7).

Novinskie - On July 31, 2012, the Company and Mr. Novinskie, President and Chief Financial Officer, agreed to an extension of Mr. Novinskie’s employment agreement through September 30, 2013. The extension requires a modification of the employment agreement whereby such agreement was extended through September 30, 2013.

Parrish – By action of the Board of Directors on July 31, upon finalization of an employment agreement with Michael D. Parrish to be the Chief Executive Officer of the Company, Mr. Parrish will be appointed a Director of the Company (effective May 18, 2012). The initial term of Mr. Parrish’s employment will expire on November 20, 2012 unless certain performance targets have been achieved. Such targets include the obtainment of at least $1 million of capital from a third party and cash-on-hand in an amount of at least $650,000 by November 1, 2012. The agreement provides for base salary and escalations thereof upon the attainment of certain performance targets as well as renewal provisions. Mr. Parrish was granted an option for the purchase of 1.2 million shares of Common Stock at $0.15 per share. Such option vests 50% on each of the first and second anniversary dates of his employment agreement and expire on the third anniversary date. Further, should certain performance benchmarks be met during the initial year of the agreement, Mr. Parrish shall be awarded 600,000 shares of Common Stock over a six month period. During the quarter ended June 30, 2012, the Company did not recognize any stock-based compensation expense related to the agreement as a result of the contingencies specified in the agreement and it is not definitive. The Company paid compensation to Mr. Parrish pursuant to an agreement between him and the Compensation Committee and such expense is recognized in the financial statements for the periods ended June 30, 2012.

ZeoSure, LLC

On July 3, 2012, CAMI entered into an operating agreement for ZeoSure LLC (“ZLLC”) as one of the LLC’s two managing members. ZLLC was formed for the purpose of developing human consumption products including but not limited to detoxification and digestive supplements and human consumable products utilizing CAPI’S Clinoptilolite zeolite mineral focusing on markets throughout the world with a primary emphasis on markets in the United States and Asia. CAMI and SafeHatch LLC, an entity controlled by an individual affiliated with the Musser Group, are the managing members and each owns 47.5% of ZLLC. The remaining 5% of ZLLC is owned by the Musser Group. The operating agreement has not been ratified by the Audit Committee of the Board of Directors of the Company. The members of ZLLC intend to seek initial capital of $1 million from third parties and enter into product marketing and distribution agreements with participants active within the dietary supplements market in the next few months.

Pending Litigation (see Note 10)

On July 26, 2012, WRC and certain owners of overriding royalty and working interests in oil and gas wells operated by WRC agreed to the general terms of a settlement agreement. Pursuant to the settlement agreement’s general terms, WRC will pay $120,000 in cash for (i) settlement of all amounts due from WRC to such certain owners and (ii) the acquisition of the working interest ownership position of the respective entities. The parties will also enter into mutual releases and the litigation will be terminated with prejudice. The final settlement agreement is being reviewed by the parties’ respective counsel prior to final execution.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2012 AND 2011

Management’s Evaluation

Management performed an evaluation of Company activity through the date the unaudited consolidated financial statements were prepared for issuance, and concluded that there are no other significant subsequent events requiring disclosure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") describes the matters that we consider being important in understanding the results of our operations for the three and nine months ended June 30, 2012 and our financial condition as of June 30, 2012. Our fiscal year begins on October 1 and ends on September 30. Unless otherwise noted, references to "year" pertain to our fiscal year; for example, 2012 refers to fiscal 2012, which is the period from October 1, 2011 to September 30, 2012. Unless otherwise noted, references to "quarter" pertain to a quarter of our fiscal year; for example, the third quarter of 2012 refers to the three months in the period from April 1, 2012 to June 30, 2012 (the “current quarter”). In the discussion that follows, we analyze the results of our operations for the three and nine months ended June 30, 2012, including the trends in our overall business, followed by a discussion of our financial condition.

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

Results of Operations

For the three and nine months ended June 30, 2012 and 2011:

	Three Months Ended June 30		Nine Months Ended June 30
	2012	2011	2012	2011
Oil and Gas Sales	$89,228	$93,011	$289,997	$259,119
Total Operating Revenues	$165,854	$167,515	$514,116	$487,856
Gain on Sale of Oil and Gas Properties	$-	$-	$898,335	$-
Net Income (Loss)	$(303,484)	$(451,094)	$(230,736)	$(1,173,214)

Oil and Gas Production and Cost Information:
Production:
Oil (Bbl)	537	395	1,640	1,235
Gas (Mcf)	7,066	8,906	25,424	24,208
Mcfe	10,288	11,276	35,264	31,618
Average Price:
Oil (per Bbl)	$95.58	$99.29	$96.84	$90.12
Gas (per Mcf)	$5.36	$6.04	$5.16	$6.11
Mcfe	$8.67	$8.24	$8.22	$8.20

Lease Operating Expenses and Production and Severance Taxes per Mcfe	$7.18	$3.44	$4.73	$3.89

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

OIL AND NATURAL GAS OPERATIONS

See Note 3 of Notes to Unaudited Consolidated Financial Statements.

Oil and Gas Sales

Oil and Gas Sales decreased 4% to $89,228 for the current quarter from $93,011 for the third quarter of 2011. Oil and Gas Sales increased 12% to $289,997 for the three quarters of 2012 from $259,119 for the three quarters of 2011. See the table above in respect to production, average prices and lease operating expenses and production and severance taxes per Mcfe. The level of oil production experienced during the current fiscal periods increased primarily as a result of four wells being brought back “on-line” (certain wells had been “off-line” during portion of 2011 and 2012 for repair) which offset the anticipated decline in production from the wells. At June 30, 2012, two wells in Texas were off-line awaiting repairs to certain mechanical items such as tubing, rods, down-hole pumps and/or pumping units. Generally, a well is off-line for less than two months; however, rig availability from third party contractors impacts the timing of the well work.

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

Well Management Revenue

Well Management Revenue increased 3% to $73,489 for the current quarter from $71,440 for the third quarter of 2011. Well Management Revenue increased 1% to $216,368 for the three quarters of 2012 from $214,319 for the three quarters of 2011. Such increases are a result of certain being brought back “on-line” as discussed above. The amounts which may be charged by the Company for well management are set forth in the joint operating agreements governing the wells operated by the Company.

Lease Operating Expenses and Production and Severance Taxes

Lease Operating Expenses and Production and Severance Taxes increased 91% to $73,905 for the current quarter from $38,756 for the third quarter of 2011. Such expenses and taxes increased 36% to $166,833 for the three quarters of 2012 from $122,940 for the three quarters of 2011.The increases (from the 2011 periods) in Lease Operating Expenses and Production and Severance Taxes per Mcfe are primarily the result of costs incurred to restore production from certain wells as discussed above.

Depreciation, Depletion and Amortization (“DD&A”) - Oil and Gas

DD&A – Oil and Gas totaled $15,000 and $24,644 for the current quarter and for the third quarter of 2011, respectively. DD&A – Oil & Gas totaled $45,000 for the three quarters of 2012 and $75,344 for the three quarters of 2011, respectively. Such decrease is primarily the result of the upward revision of proved developed reserves at the end of 2011 resulting primarily from the increase in oil and gas prices which the Company receives for its oil and gas production.

Minerals Operations

See Note 4 of Notes to Unaudited Consolidated Financial Statements.

The Company is an Exploration Stage company in respect to its mineral holdings.

Minerals Sales

Minerals sales totaled $2,418 and $1,256 for the current quarter and for the third quarter of 2011, respectively. Mineral sales totaled $4,951 for the three quarters of 2012 and $9,107 for the three quarters of 2011, respectively, and this decrease in mineral sales for the nine months ended June 30, 2012, resulted from no shipments of zeolite being made during 2012 in respect to the feed supplements.

Minerals Exploration Expenses

The Company did not incur minerals exploration expenses during the periods ended June 30, 2012 and 2011. These expenses are primarily for costs associated with the exploration and quantification of mineral resources and mineral reserves. Such expenses related to the kaolin reserves were the responsibility of the Company’s partner in such project.

Minerals Operating Expenses and Other Costs

Minerals operating expenses and other costs totaled $3,608 and $23,694 for the current quarter and for the third quarter of 2011, respectively. Such expenses and costs totaled $9,957 for the three quarters of 2012 and $33,988 for the three quarters of 2011, respectively. The fiscal 2011 periods include $20,691 of expense relating to the fair value of a warrant granted to an engineering consultant for the purchase of 100,000 shares of Common Stock of the Company.

DD&A - Minerals

DD&A - Minerals totaled $3,408 and $147,771 for the current quarter and for the third quarter of 2011, respectively. Such expenses and costs totaled $250,204 for the three quarters of 2012 and $443,313 for the three quarters of 2011, respectively. Such amounts are amortization of Patent Rights and Patents License Rights. The Company’s patent expired in February 2012. Once the Company produces commercial quantities of any of its mineral deposits, the Company will use the unit-of-production method in calculating cost depletion.

DD&A - Other

DD&A - Other totaled $1,459 and $4,227 for the three and nine months ended June 30, 2011, respectively. The related assets were fully depreciated as of the end of 2011.

General and Administrative Expenses

General and administrative expenses totaled $341,713 and $284,818 for the current quarter and for the third quarter of 2011, respectively. The Company recorded stock-based compensation expense of $20,851 and $26,101 for the current quarter and for the third quarter of 2011, respectively. The Company recorded amortization expense of $91,143 and $91,142 for the current quarter related to the prepaid consulting fees paid to the Musser Group (see “Consulting Services Agreement” discussed above).

General and administrative expenses totaled $980,615 for the three quarters of 2012 and $755,317 for the three quarters of 2011, respectively. The Company recorded stock-based compensation expense of $80,025 for the three quarters of 2012 and $51,420 for the three quarters of 2011, respectively. The Company recorded amortization expense of $274,430 for the three quarters of 2012 and $125,196 for the three quarters of 2011, respectively, related to the prepaid consulting fees paid to the Musser Group (see “Consulting Services Agreement” discussed above).

During the third quarter of 2012, the Company incurred increased compensation expense of $31,250 in connection with the arrangement with Mr. Parrish as discussed in note 11 of the Notes to Unaudited Consolidated Financial Statements.

Interest Expense

Interest expense totaled $80,368 and $102,716 for the current quarter and for the third quarter of 2011, respectively. Interest expense totaled $243,741 for the three quarters of 2012 and $242,306 for the three quarters of 2011, respectively.

During the first three quarters of 2011, the Company recognized $7,154 as interest expense relating to the issuance of its Common Stock as discussed in Note 10 of the Notes to Unaudited Consolidated Financial Statements.

During the three quarters of 2012 and 2011, the Company recognized $29,222 and $19,951, respectively, as interest expense regarding the amortization of discounts on debt issuances as discussed in Notes 5 and 6 of the Notes to Unaudited Consolidated Financial Statements.

During the nine months ended June 30, 2011, the Company recognized $25,857 as interest expense resulting from the beneficial conversion feature of the 7.25% Convertible Debentures. The Debentures are discussed in Note 6 of the Notes to Unaudited Consolidated Financial Statements.

Gain on debt forgiveness

During the third quarter of 2012, the Company recognized gain on debt forgiveness of $43,655 as discussed in Note 5 of the Notes to Unaudited Consolidated Financial Statements.

Liquidity and Capital Resources

Liquidity and Capital Resources

The Company’s cash flow used in operating activities was $310,079 for the nine months ended June 30, 2012. Accounts payable decreased $142,768 during such period. Funds have been and are being deployed in efforts to enhance the commercial viability of the Company’s existing resource assets, to identify potential expansion opportunities and to retire obligations associated with the Company’s assets. The Company’s net cash at June 30, 2012 totaled $464,286. See “Sale of Oil and Gas Property Leasehold Deep Rights” below.

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

See Note 8 of the Notes to Unaudited Consolidated Financial Statements regarding the cumulative dividends in arrears of $1,911,914 at June 30, 2012, applicable to the Series B 8% Cumulative Convertible Preferred Stock

As of June 30, 2012, the Company and certain of its subsidiaries were in default of various obligations and certain debt obligations (see Notes to Unaudited Consolidated Financial Statements and Notes 1, 6, 7, 9, 10 and 11 of the Notes to Consolidated Financial Statements included in the 2011 Annual Report).

The majority of the amounts below are owed to related parties. Such related parties and EV&T are working with the Company to achieve the ultimate extinguishment of the obligations as the Company attempts to achieve profitability within its mineral segment. See Note 11 of the Notes to Unaudited Consolidated Financial Statements concerning payments to certain parties after June 30, 2012.

Such defaulted obligations (classified as Current Liabilities in the accompanying Balance Sheet) at June 30, 2012 include the following:

Amounts included in accounts payable:
Consulting Services and Interest due a Licensor	$42,009
Consulting Services – Blackstone	196,957
EV&T – fees, expenses and accrued interest	266,438
EV&T note payable and accrued interest	1,035,598
CAMI notes payable and accrued interest	931,875
Accrued salary expense	687,018
Total	$3,159,895

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

Liquidity is a measure of a Company’s ability to access cash. The Company has historically addressed its long-term liquidity requirements through the issuance of equity securities and borrowings or debt financing for certain activities. The Company estimates its capital needs to approximate $1 million for the next four quarters and approximately $4 million over the next two years to satisfy debt payments to unrelated parties, pay current operating costs and expenses and to fund the Company’s growth initiatives. The Company believes the related parties will continue working with the Company to achieve the ultimate extinguishment of obligations due such parties.

At present, the Company does not have in place a credit facility or other line of credit upon which it may draw. As operating activities increase, the Company will evaluate the need for such a credit facility. For desired acquisitions or project enhancements, the Company must seek project specific financing. See Note 11 of the Notes to the Unaudited Consolidated Financial Statements regarding ZeoSure LLC. None of the Company’s properties are encumbered.

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

During July 2011, the Company entered into a Settlement Agreement with Dov Amir (“Amir”), a former director of the Company, whereby, among other provisions, (a) the Company issued 412,292 shares of Common Stock ($0.25 per share) in payment of a portion of amounts due to Amir on a note payable ($45,485) and Series A Preferred Stock Dividends ($59,338); (b) the option granted to Amir in December 2009 to purchase 500,000 shares of Common Stock became fully vested; (c) certain assets of Amir shall remain pledged as collateral for the Company’s note payable to First Citizens Bank; and (d) the Company entered into a note payable to Amir for the balance of all amounts due Amir ($391,154). The note matures on December 31, 2015 with interest at 4% per annum, compounded annually. The note does not require any interim payments by the Company. Further, Amir was granted the right to convert any and all amounts due him under the note into shares of Common Stock at a conversion price of $0.25 per share. During the third quarter of 2012, the Company made a payment on the note as discussed in Note 6 of the Notes to Unaudited Consolidated Financial Statements.

During April 2012, the Company paid $50,000 in cash and issued of 158,290 shares of Common Stock in full satisfaction of a note due an affiliate of Carl A. Haessler, a Director, as discussed in Note 5 of the Notes to Unaudited Consolidated Financial Statements.

During May 2012, Carl Haessler, a Director, elected to convert 10,000 shares of Series B 8% Cumulative Convertible Preferred Stock into 80,000 shares of Common Stock at the conversion rate of $1.25 per share of Common Stock. Also, Mr. Haessler accepted 73,854 shares of Common Stock as satisfaction for any and all dividends due him ($92,318 of which $88,319 were accrued) in respect to his direct holdings of 30,000 shares of Series B 8% Cumulative Convertible Preferred Stock through the date of the conversion of 10,000 of such shares. See Note 7 of the Notes to Unaudited Consolidated Financial Statements.

See Note 11 of the Notes to Unaudited Consolidated Financial Statements regarding various working capital requirements as discussed therein.

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

In October, 2009, the Company entered into an agreement to sell zeolite to be used in certain agricultural applications limited to feed supplements in a ten state area in the south-central part of the US. The Company has made limited shipments since fiscal 2010. The development of this market has been hampered as a result of economic and environmental factors affecting the purchaser. On August __, 2012, the Company gave notice to the purchaser to terminate the agreement in October 2012 pursuant to the notice provision provided in the agreement. The Company intends to seek alternatives for the sale of its zeolite to be used in agricultural applications. The Company anticipates that it will continue to sell material but cannot predict when, or if, increased shipments might occur.

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

On July 3, 2012, CAMI entered into an operating agreement for ZeoSure LLC (“ZLLC”) as one of the LLC’s two managing members. ZLLC was formed for the purpose of developing human consumption products including but not limited to detoxification and digestive supplements and human consumable products utilizing CAPI’S Clinoptilolite zeolite mineral focusing on markets throughout the world with a primary emphasis on markets in the United States and Asia. CAMI and SafeHatch LLC, an entity controlled by an individual affiliated with the Musser Group, are the managing members and each owns 47.5% of ZLLC. The remaining 5% of ZLLC is owned by the Musser Group. The operating agreement has not been ratified by the Audit Committee of the Board of Directors of the Company. The members of ZLLC intend to seek initial capital of $1 million from third parties and enter into product marketing and distribution agreements with participants active within the dietary supplements market in the next few months..

Kaolin

The efforts of the Company and Tecumseh Professional Associates LLC (“TPA”) relative to the Sierra Kaolin deposit are ongoing. The venture’s efforts to commercialize the Sierra Kaolin deposit have focused on an initial target area encompassing approximately 32 acres out of the project’s 2,740 acres. The test minerals extracted from the target area have been processed into product formulations determined by independent consultants to be suitable (a) for coatings, fillers and pigments for use within the paint and paper manufacturing industries, and (b) as an additive in cement formulations. The analysis results of the processed minerals with respect to its physical properties including brightness, color, opacity, strength, and oil absorption have indicated that commercially viable products can be produced from the deposit’s extracted minerals.

In December 2009, the Sierra Kaolin Open Pit Clay Mine project cleared the regulatory review process and the project’s definitive USDA Forest Service Plan of Operations was approved. Mine site plans have been prepared to facilitate planned extraction operations. Since receiving project approval, the venture, with the assistance of its consultants, has made technical presentations of the product formulations to entities active (a) in the specialty cement applications and (b) on both the demand and supply sides of the coatings, fillers and pigments sectors of the paint and paper industries. While the feedback from these presentations has been encouraging, market conditions within the paper and housing industries have not been favorable; however, interest in the Sierra Kaolin deposit’s minerals for use in meta-kaolin applications has remained favorable. As such the project manager is focusing its commercialization efforts in this area.

During the first three quarters of 2012, in addition to the meta-kaolin applications, because of its natural brightness, interest has been expressed relative to the use of the Sierra Kaolin material as a possible economic substitute and/or extender for titanium oxide within the filter and coating industries. TPA has also been in discussions with entities within the mining sector relative to other joint venture opportunities involving the mineral claims controlled by the Sierra Kaolin project. To date, the discussions have been exploratory in nature.

Off-balance Sheet Arrangements

The Company has no “off-balance sheet arrangements” and does not expect to enter into any such arrangements in the foreseeable future. However, the request for project financing for ZeoSure LLC is expected to be presented to potential third parties in the next few weeks and management of the Company will evaluate alternative financing structures as part of any negotiations with those potential sources of capital.

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

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

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

During April 2012, the Board and the Audit Committee approved and the Company paid $70,000 in cash and issued 140,000 shares of Common Stock to Amir in payment of interest due of $11,471 and a $128,529 reduction in the principal balance of the note. See the above discussion regarding the Company’s note payable to First Citizens Bank. The total consideration (cash and common stock) of $93,800 was $46,200 less than the $140,000 of total principal reduction and interest paid; however, the total consideration paid of $93,800 was $1,400 less than the $95,200 if-converted value of the principal and interest. The if-converted value was determined based on the conversion price of $0.25 per share per the terms of the note and valuing the 560,000 if-converted shares at $0.17 per share.

Payment Related to a CAMI Note Payable

During April 2012, the Board and the Audit Committee approved the payment of $50,000 in cash and the issuance of 158,290 shares of Common Stock in full satisfaction of a note due an affiliate of Mr. Haessler, a Director. The note had a principal balance $58,938 and accrued and unpaid interest related to such note totaled $60,044 at the time of repayment. The Company valued the stock at $25,327 based on the closing price of $0.16 per share. The total consideration payment (cash and common stock) of $75,327 was $43,655 less than the $118,982 of principal and interest owed by the Company.

Shares Issued in Satisfaction of Dividend Payment Obligation Associated with Series B 8% Cumulative Convertible Preferred Stock

During May 2012, Carl Haessler, a Director, elected to convert 10,000 shares of Series B 8% Cumulative Convertible Preferred Stock into 80,000 registered shares of Common Stock at the conversion rate of $1.25 per share of Common Stock. Also, Mr. Haessler accepted 73,854 unregistered shares of Common Stock as satisfaction for any and all dividends due him ($92,318 of which $88,319 were accrued) in respect to his direct holdings of 30,000 shares of Series B 8% Cumulative Convertible Preferred Stock through the date of the conversion of 10,000 of such shares.

Options and Warrants

There were no options awarded or warrants granted for the purchase of shares of Common Stock or Preferred Stock during the nine months ended June 30, 2012, nor were any options or warrants exercised.

Options to purchase 2,350,000 shares of Common Stock are outstanding as of June 30, 2012. The exercise prices for the options range from $0.21 per share to $0.28 per share (average exercise price of $0.22 per share).

At June 30, 2012, warrants for the purchase of 3,100,000 shares of stock at an average exercise price of $0.15 per share are outstanding.

Issuer Purchases of Equity Securities

The Company does not have a stock purchase program for its equity securities.

Item 3. Defaults Upon Senior Securities.

a)	The Company is in default of certain obligations as discussed in Note 1 of the Notes to Unaudited Consolidated Financial Statements.

b)	The arrearage in respect to dividends on Series B Preferred Stock totals $1,911,914 at June 30, 2012.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Employment Agreements

Blackstone - On July 31, 2012, the Company extended the employment agreement of Mr. Blackstone (Vice President and Chief Accounting Officer) through October 4, 2013.

Novinskie - On July 31, 2012, the Company and Mr. Novinskie, President and Chief Financial Officer, agreed to an extension of Mr. Novinskie’s employment agreement through September 30, 2013. The extension requires a modification of the employment agreement whereby such agreement was extended through September 30, 2013.

Parrish – By action of the Board of Directors on July 31, upon finalization of an employment agreement with Michael D. Parrish to be the Chief Executive Officer of the Company, Mr. Parrish will be appointed a Director of the Company (effective May 18, 2012). The initial term of Mr. Parrish’s employment will expire on November 20, 2012 unless certain performance targets have been achieved. Such targets include the obtainment of at least $1 million of capital from a third party and cash-on-hand in an amount of at least $650,000 by November 1, 2012. The agreement provides for base salary and escalations thereof upon the attainment of certain performance targets as well as renewal provisions. Mr. Parrish was granted an option for the purchase of 1.2 million shares of Common Stock at $0.15 per share. Such option vests 50% on each of the first and second anniversary dates of his employment agreement and expire on the third anniversary date. Further, should certain performance benchmarks be met during the initial year of the agreement, Mr. Parrish shall be awarded 600,000 shares of Common Stock over a six month period. During the quarter ended June 30, 2012, the Company did not recognize any stock-based compensation expense related to the agreement as a result of the contingencies specified in the agreement and it is not definitive. The Company paid compensation to Mr. Parrish pursuant to an agreement between him and the Compensation Committee and such expense is recognized in the financial statements for the periods ended June 30, 2012.

ZeoSure, LLC

On July 3, 2012, CAMI entered into an operating agreement for ZeoSure LLC (“ZLLC”) as one of the LLC’s two managing members. ZLLC was formed for the purpose of developing human consumption products including but not limited to detoxification and digestive supplements and human consumable products utilizing CAPI’S Clinoptilolite zeolite mineral focusing on markets throughout the world with a primary emphasis on markets in the United States and Asia. CAMI and SafeHatch LLC, an entity controlled by an individual affiliated with the Musser Group, are the managing members and each owns 47.5% of ZLLC. The remaining 5% of ZLLC is owned by the Musser Group. The operating agreement has not been ratified by the Audit Committee of the Board of Directors of the Company. The members of ZLLC intend to seek initial capital of $1 million from third parties and enter into product marketing and distribution agreements with participants active within the dietary supplements market in the next few months.

Item 6. Exhibits.

Exhibit Number	Description	Located At
10.24	Notice of Waiver Date, effective April 3, 2012, concerning Employment Agreement of Gary J. Novinskie (dated November 30, 2001 – see Exhibits 10.5 and 10.26)	Incorporated by reference to Exhibit 10.24 to the Quarterly report on Form 10-Q for the quarter ended March 31, 2012
10.25	Notice of Waiver Date, effective April 3, 2012, concerning Employment Agreement of Richard W. Blackstone (dated October 4, 2006 – see Exhibits 10.20 and10.6)	Incorporated by reference to Exhibit 10.25 to the Quarterly report on Form 10-Q for the quarter ended March 31, 2012
31.1	Certification of President (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

The Registrant incorporates by reference its Exhibit List as attached to its Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DALECO RESOURCES CORPORATION
(Registrant)

Dated: August 20, 2012	/s/ Gary J. Novinskie
Gary J. Novinskie
President, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial Officer)

Dated: August 20, 2012	/s/ Richard W. Blackstone
Richard W. Blackstone
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

- 34 -