Form 10-Q/A
period 2012-06-30
DALECO RESOURCES CORP
filed 2012-09-13
CIK 746967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated file ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

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

Daleco Resources Corporation

Explanatory Note

The purpose of the Amendment No. 1 on Form 10–Q/A to Daleco Resources Corporation’s quarterly report on Form 10–Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on August 20, 2012 (the “Form 10–Q”), is solely to furnish Exhibit 101 to the Form 10–Q in accordance with Rule 405 of Regulation S–T.

No other changes have been made to the Form 10–Q. This Amendment No. 1 speaks as of the original filing date of the Form 10–Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–Q.

Pursuant to rule 406T of Regulation S–T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II. OTHER INFORMATION

Item 6. Exhibits.

Exhibit Number	Description	Located At
10.24	Notice of Waiver Date, effective April 3, 2012, concerning Employment Agreement of Gary J. Novinskie (dated November 30, 2001 – see Exhibits 10.5 and 10.26)	Previously filed or furnished as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2012
10.25	Notice of Waiver Date, effective April 3, 2012, concerning Employment Agreement of Richard W. Blackstone (dated October 4, 2006 – see Exhibits 10.20 and10.6)	Previously filed or furnished as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2012
31.1	Certification of President (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Previously filed or furnished as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2012
31.2	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Previously filed or furnished as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2012
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Previously filed or furnished as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2012
101.INS	XBRL Instance Document	Filed Herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Herewith
101.PRE	XBRL Taxonomy Presentation Linkbase	Filed Herewith

The Registrant incorporates by reference its Exhibit List as attached to its Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DALECO RESOURCES CORPORATION
(Registrant)

Dated: September 13, 2012	/s/ Gary J. Novinskie
Gary J. Novinskie
President, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial Officer)

Dated: September 13, 2012	/s/ Richard W. Blackstone
Richard W. Blackstone
Vice President and Chief Accounting Officer
(Principal Accounting Officer)