Form 10-K
period 2012-09-30
DALECO RESOURCES CORP
filed 2013-02-08
CIK 746967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates on March 31, 2012, was approximately $6,900,000. This amount is based on the average bid and asked price of the Registrant’s common stock on the NASDAQ Over the Counter Market, Bulletin Board ("OTCBB") on that date. Shares of common stock beneficially held by executive officers and directors of the Registrant are not included in the computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

49,441,058 common shares, $0.01 par value, were outstanding on December 31, 2012.

DOCUMENTS INCORPORATED BY REFERENCE - None.

DALECO RESOURCES CORPORATION

FORM 10-K

FOR THE YEAR ENDED SEPTEMBER 30, 2012

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

These forward-looking statements are subject to numerous assumptions, risks, and uncertainties. Factors that may cause our actual results, performance, or achievements to be materially different from those anticipated in forward-looking statements include, among others, the following:

•	adverse economic conditions in the United States and globally;
•	difficult and adverse conditions in the domestic and global capital and credit markets;
•	domestic and global demand for oil and natural gas and non-metallic minerals;
•	volatility of the market prices for crude oil and natural gas and non-metallic minerals;
•	the effects of government regulation, permitting, and other legal requirements;
•	the geologic quality of our properties with regard to, among other things, the existence of non-metallic minerals and hydrocarbons in economic quantities;
•	uncertainties about the estimates of our oil and natural gas reserves and our non-metallic mineral resources;
•	our ability to increase our production and oil and natural gas income and non-metallic mineral sales through exploration and development;
•	our ability to successfully apply horizontal drilling techniques and tertiary recovery methods;
•	the number of well locations to be drilled, the cost to drill, and the time frame within which they will be drilled;
•	the effects of adverse weather on operations;
•	drilling and operating risks;
•	the availability of equipment, such as drilling rigs, transportation pipelines and mining equipment;
•	changes in our oil and gas drilling and minerals development plans and related budgets;
•	the adequacy of our capital resources and liquidity including, but not limited to, access to additional borrowing capacity;

uncertainties associated with environmental matters and permitting and other regulations affecting our operations and planned activities; and

•	uncertainties associated with our legal proceedings and their outcome.

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

PART I

Item 1. Business.

General

Daleco Resources Corporation (the “Company”) is a Nevada corporation and its Articles provide for authorized capital stock of 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. The Company's assets consist of two separate categories: oil and natural gas and non-metallic minerals. The Company is a natural resources holding company whose subsidiaries are engaged in: (i) the exploration, development and production of oil and gas; (ii) the exploration for naturally occurring minerals; (iii) the marketing and sales of such minerals; and (iv) the marketing and sales of products utilizing the Company’s minerals. The Company’s wholly-owned subsidiaries include Westlands Resources Corporation, Deven Resources, Inc., DRI Operating Company, Inc., Deerlick Royalty Partners I, Tri-Coastal Energy, Inc., Clean Age Minerals, Inc., CA Properties, Inc., Sustainable Forest Industries, Inc. and The Natural Resources Exchange, Inc.

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

Deven Resources, Inc. (“DRI”) is the managing general partner of Deerlick Royalty Partners I, a Pennsylvania general partnership, which owns overriding royalty interests in seventy wells in the Deerlick Coalbed Methane Field located in Tuscaloosa County, Alabama. DRI is also the sole shareholder of DRI Operating Company which operates wells and has oil and gas interests in West Virginia and Pennsylvania.

As of September 30, 2012, the Company owned working interests in 28 wells in Texas and West Virginia. Throughout the twelve month period beginning October 1, 2011 and ending September 30, 2012, the Company has experienced an average decrease of 5% in the unit of production weighted average sales price it received for its oil and natural gas products as compared to the twelve month period beginning October 1, 2010 and ending September 30, 2011.

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

OIL AND NATURAL GAS

Beginning at page 89 of this report, a glossary of oil and natural gas terms used throughout this report is included. See Item 8 of Part II for additional information relating to the oil and natural gas activities of the Company.

Property Acquisition and Disposition

During fiscal 2012, the Company acquired certain working interests in its operated properties in Texas. During fiscal 2012, the Company sold certain oil and natural gas leasehold deep rights for cash of $898,335. The oil and natural gas leasehold deep rights that were sold were undeveloped, and as such not income-producing to the Company. During fiscal 2011, the Company did not acquire any oil and gas properties or drilling prospects. Within the oil and gas sector, the Company faces competition from entities possessing substantially larger financial resources and staffs. The demand for domestically produced oil and natural gas should remain at the current levels in the foreseeable future especially in light of worldwide demand, the turmoil in the Middle East, decreased production from Central America and political instability in South America. Domestic and increasing world demands, especially in the Pacific Basin, for crude oil and natural gas will continue to increase.

The domestic oil industry is subject to the fluctuations inherent in the global energy industry. Natural gas and crude oil prices have fluctuated on the spot market and each is a commodity traded on the mercantile exchange. However, most of the Company’s products (natural gas and crude oil) are sold under contracts that provide the Company with competitive pricing within its operating areas. While the demand for domestic natural gas remains favorable, the ongoing development of shale gas resources plays has significantly increased the available domestic natural gas supplies. In response, the price received for natural gas has declined within the existing domestic markets. Alternative markets and uses for natural gas are being developed and such should have a favorable impact on the demand for and the stabilization of natural gas prices with the United States.

During fiscal 2013, the Company intends to continue to focus on: (i) identifying niche acquisition and developmental opportunities within the oil and gas sector that can be economically exploited, and (ii) identifying third parties who will, either individually or in conjunction with the Company, develop certain of the Company’s leasehold interests.

Marketing and Production of Oil and Gas, Delivery Commitment

The Company does not refine or engage in retail sales of any petroleum products. All of its production is sold, at the wellhead, to a variety of customers, which include pipelines, oil and natural gas gathering firms and other purchasers, pursuant to written agreements. Sales of oil and natural gas are customarily made at prevailing market prices or tied to a benchmark price under long-term contracts. Typically, oil purchase agreements are of short duration and provide for market sensitive pricing. Natural gas contracts are of a longer duration. The Company is a party to two long-term natural gas sales contracts which contain provisions concerning annual price adjustments and two contracts that renew annually. The Company is not obligated to provide a fixed and determinable quantity of oil and/or natural gas under existing contracts or agreements.

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

Customers

The following table identifies the Company’s customers who purchased in excess of five percent (5%) of the Company’s oil and natural gas during the fiscal year ended September 30, 2012:

Name and Location of Purchaser		Percentage
ETC Texas Pipeline, Ltd.(1)	San Antonio, Texas	27%
GulfMark Energy, Inc.	Houston, Texas	45%
Sheridan Production Company LLC	Houston, TX	16%
Volunteer Energy Services, Inc.	Pickerington, Ohio	10%

(1)	The Company’s production of natural gas from its operated wells in the Giddings Field, Texas, is sold to ETC Texas Pipeline, Ltd. pursuant to a long standing contract expiring January 31, 2014, with an annual renewal provision which covers a number of the Company’s Texas leases. Subject to various conditions, ETC has agreed to buy all of the Company’s natural gas produced from the Giddings Field. The Company receives eighty percent (80%) of the weighted average monthly sales price for liquid products extracted from natural gas delivered to ETC and eighty percent (80%) of the resale prices for dry residual gas. Prices received by the Company are subject to deductions for taxes, compression and similar charges.

The Company does not believe that the loss of any one of these customers would have a material adverse effect upon the Company’s revenues since there are numerous purchasers of oil and natural gas in the areas in which the Company operates.

Production

Substantially all the Company’s production of oil and natural gas in Texas is attributable to the Giddings Field located in the Austin Chalk Trend (see Item 2 – Properties) which represented 72% and 66% of total oil and gas production on an MCFE basis for fiscal 2012 and 2011, respectively. All the Company’s production of natural gas in West Virginia is attributable to the Oriskany formation of the Appalachian Basin’s Upper Devonian Section which represented 28% and 34% of total oil and natural gas production on an MCFE basis for fiscal 2012 and 2011, respectively.

The following table summarizes the Company’s net oil and natural gas production for the periods indicated, shown in barrels (“Bbls”) and, thousand cubic feet (“Mcf”):

	Fiscal Year Ended September 30
	2012	2011
Texas:
Oil (Bbls)	2,112	1,711
Gas (Mcf)	21,281	18,520
Average Bbls/day	6	5
Average Mcf/day	58	51
Pennsylvania:
Gas (Mcf)	192	25
Average Mcf/day	1	-
West Virginia:
Gas (Mcf)	12,931	14,534
Average Mcf/day	36	40
TOTALS:
Oil (Bbls)	2,112	1,711
Gas (Mcf)	34,404	33,079
Average Bbls/day	6	5
Average Mcf/day	96	91

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

	Fiscal Year Ended September 30
	2012	2011
Texas
Average Sale Price Per Bbl	$95.67	$89.87
Average Sale Price Per Mcf	$6.08	$7.60
Pennsylvania
Average Sale Price Per Mcf	$3.17	$4.96
West Virginia
Average Sale Price Per Mcf	$3.26	$4.48
Combined Properties
Average Sale Price Per Bbl	$95.67	$89.87
Average Sale Price Per Mcf	$4.98	$6.28
Average Sale Price Per MCFE	$7.93	$8.34
Average Production Costs per MCFE	$3.87	$3.60

Drilling Activity

The Company did not participate in the drilling of any exploratory or development wells in fiscal 2012 or 2011. Such information should not be considered indicative of future performance or prospects of the Company. There is no necessary correlation between the number of producing wells, whether developmental or exploratory, completed during any period and the aggregate reserves or future net income generated.

Wells and Acreage

The Company owns no Undeveloped Acreage at September 30, 2012 and 2011. Certain of the Developed Acreage owned by the Company are limited as to depths and/or formations. The following tables set forth certain information as of September 30, 2012 and 2011:

	2012		2011
Well Count	Gross Wells	Net Wells	Gross Wells	Net Wells
Texas	26	12.26	26	9.40
West Virginia	2	0.46	2	0.46
Total	28	12.72	28	9.86

Developed Acreage	Gross Acres	Net Acres	Gross Acres	Net Acres
Texas	5,069	2,365	5,069	1,813
Pennsylvania	382	382	382	382
West Virginia	1,777	432	1,777	432
Total	7,228	3,179	7,228	2,627

Proved Reserves

The Company causes to be prepared an annual estimate of its proved oil and gas reserves. These estimates are prepared by an independent consultant in a manner consistent with generally accepted procedures for such estimates. Proved developed reserves are estimated utilizing available data including but not limited to, the wells’ geologic information, operating performance and the prevailing market conditions.

The Company has not filed reserve estimates with any United States authority or agency, other than estimates previously filed with the Securities and Exchange Commission. The following tables set forth the net proved developed reserves of the Company as of September 30, 2012 and 2011. All of the reserves are located on-shore within the United States.

Proved reserve estimates for the Company’s properties as of September 30, 2012 and 2011 were taken from reserve reports dated January 7, 2013 and February 2, 2012, respectively, prepared by Hall Energy, Inc. of Magnetic Springs, Ohio, with the figures utilizing constant product prices in accordance with reporting requirements. Hall Energy, Inc. is an independent petroleum engineering concern with an emphasis in the Appalachian and Ohio Basins.

	September 30
	2012	2011
Net Proved Developed Reserves:
Oil (Bbls)
Texas	26,736	34,149
Gas (Mcf)
Texas	151,605	154,048
Alabama (1)	105,141	-
Pennsylvania	599	-
West Virginia	177,036	188,814
Total	434,381	342,862

Substantially all the Company’s proved reserves in Texas are attributable to the Giddings Field located in the Austin Chalk Trend (see Item 2 – Properties) which represented 52% and 66% of total net proved developed reserves on an MCFE basis at September 30, 2012 and 2011, respectively. All the Company’s proved reserves in West Virginia are attributable to the Oriskany formation of the Appalachian Basin’s Upper Devonian Section which represented 30% and 34% of total net proved developed reserves on an MCFE basis at September 30, 2012 and 2011, respectively. All the Company’s proved reserves in Alabama are attributable to the Deerlick Coalbed Methane Field located in Tuscaloosa County, Alabama, which represented 18% of total net proved developed reserves on an MCFE basis at September 30, 2012. The Company did not estimate reserves at September 30, 2011, for its interest in the Deerlick Coalbed Methane Field.

The Company has identified fifteen (15) potential development and redevelopment opportunities associated with its existing leasehold acreage in the Giddings Field located in the Austin Chalk Trend. The Company believes that the potential for the development of such locations will occur within the next few years as a result of renewed interest in the area of its properties. The prevailing oil price and the development of properties in “resource plays” in the area of the Company’s acreage are major factors contributing to such interest. At September 30, 2012, the Company has assigned probable and possible reserves to the fifteen (15) potential developmental locations.

Estimated Future Net Revenues and Present Worth

Estimated future net revenues of the Company’s proved net oil and gas reserves at the date indicated and the present worth thereof employing a ten percent (10%) discount factor is set forth in the following tabulation:

	September 30
	2012	2011
Future Net Revenues :
Proved Developed Oil and Gas Reserves	$2,669,449	$3,369,816
Proved Undeveloped Oil and Gas Reserves	$-	$-
Total Proved Oil and Gas Reserves	$2,669,449	$3,369,816
Present Worth:
Proved Developed Oil and Gas Reserves	$1,792,312	$2,206,666
Proved Undeveloped Oil and Gas Reserves	$-	$-
Total Proved Oil and Gas Reserves	$1,792,312	$2,206,666

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

The present values shown above should not be construed as the current market value of the estimated oil and gas reserves attributable to the Company’s properties. In accordance with applicable requirements of the Securities and Exchange Commission, the estimated discounted future net revenues from proved reserves are based, generally, on prices and costs as of the date of the estimate, whereas actual future prices and costs may be materially higher or lower. Actual future net revenues also will be affected by factors such as actual production, supply and demand for oil and gas, curtailments or increases in consumption by gas purchasers, changes in governmental regulations or taxation, the impact of inflation on operating costs, general and administrative costs and interest expense. Estimated future production is priced at the average price received for fiscal 2012 for the amounts at September 30, 2012 and the average price received for fiscal 2011 for amounts at September 30, 2011. The method of calculating the estimated product prices is in accordance with the reserve estimation and disclosure requirements of ASC Topic 932, Extractive Industries – Oil and Gas which the Company adopted on September 30, 2010. The timing of actual future net revenues from proved reserves, and thus their actual present value, will be affected by the timing of the incurrence of expenses in connection with development of oil and gas properties. In addition, the ten percent (10%) discount factor, which is required by the Commission to be used to calculate discounted future net revenues for reporting purposes, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the oil and gas industry. Discounted future net revenues, no matter what discount rate is used, are materially affected by assumptions as to the timing of future production and future expenses which may and often do prove to be inaccurate.

Reserves Reported To Other Agencies

There were no estimates or reserve reports of the Company’s proved domestic net oil or gas reserves filed with any governmental authority or agency other than the Securities and Exchange Commission during the fiscal years ended September 30, 2012 and 2011.

MINERAL INTERESTS

Beginning at page 92 of this report, a glossary of minerals and mining terms used throughout this report is included. See Item 8 of Part II for additional information relating to the minerals activities of the Company.

General

The mining and marketing of non-metallic industrial minerals is highly competitive; however, the Company believes that the locations and quality of its mineral deposits will benefit its future development and sales efforts. By definition, the Company is an Exploration Stage entity in respect to its mineral holdings. In 2005, the Company contracted Denali Enterprises to review available technical data associated with the quantification of the mineral deposits in connection with the Company’s exploration efforts. Such review reaffirmed the existence of sufficient mineral deposits to continue with such efforts. The Company’s ability to develop these mineral deposits is dependent on its success in bringing in strategic partners with experience in or a demand for specific minerals and raising capital through third parties. In June 2007, the Company and Tecumseh Professional Associates, Inc. (“TPA”) entered into a Restated Development and Operating Agreement in respect to the Sierra Kaolin deposit. Under the Restated Development and Operating Agreement the Company and TPA continued the evaluation of the Sierra Kaolin (See “Kaolin” below). Independently, the Company has continued the evaluation of its zeolite properties. The Company continues to sell raw zeolite to third parties as animal feed supplement and for other uses, and market its zeolite based products such as its ReNuGen™, a product utilized in wastewater treatment applications. At September 30, 2012, the Company was and continues to be involved in discussions with one or more potential joint venture partners for the development and testing of additional zeolite based products and to provide capital for market introduction.

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

Zeolite

Texas - Through September 30, 2012, the Company mined approximately 1,300 tons of material for the preparation of samples and test products. Approximately 100 tons have been sold or distributed as the Company’s trademarked ReNuGen™, a zeolite based, wastewater treatment product. During fiscal 2011 and 2010, approximately 80 and 120 tons, respectively, were sold for use in certain agricultural oriented products. The Company has also provided material for various environmental testing and waste purification projects and currently has approximately 1,000 tons available for product processing. During fiscal 2006, the Company initiated a confirmation geologic field mapping project and commenced a resource definition program, as well as a core hole drilling and sampling program to delineate Mineralized Materials in sufficient quantities to support large scale mining operations. These efforts targeted 438 acres of the 5,200 acres held by the Company which are most likely to be subjected to initial development. During fiscal 2007, Krumrey Industrial Minerals, LLC, formerly known as KT Minerals, Inc. (“KIM”), completed the evaluation of the target area. KIM has identified 75.7 million tons of Mineralized Materials associated with the target area. At September 30, 2012, the Company is also exploring alternatives for the development and marketing of additional zeolite based products for introduction into the industrial and environmental markets.

Utah – As of September 30, 2012, the Company is not conducting any exploration activities on the Three Creek zeolite deposit.

Kaolin

The Company has 17 Federal Placer mining claims covering approximately 2,720 acres and 8 Lode claims covering approximately 160 acres covering a portion of its existing holdings. The Company has maintained all of its claims during fiscal 2012. Through September 30, 2012, the Company has not produced commercial quantities of its Sierra Kaolin. Sierra Kaolin was mined in previous years for testing by prospective customers.

Under its Revised and Restated Agreement with TPA, the pre-development evaluation program of the Company’s Sierra Kaolin claims was completed during fiscal year 2010. This program focused on evaluating in detail approximately 173 acres (+/-7%) of the Company’s 2,720 acre mineral claim block which is most likely to be subjected to initial development. During fiscal 2008, KT Minerals, Inc. identified 55.3 million tons of Mineralized Materials based on a total of 53 verifiable drill holes representing 6,310 feet of subsurface material.

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

During fiscal 2011 and 2012, TPA proceeded with the next phase of the project which included: (i) further work to quantify Mineralized Materials; (ii) product identification and development; (iii) preparation of detail process flow sheets; and, (iv) establishment of equipment specifications, as well as marketing and capital requirements. In December 2009, the Sierra Kaolin Open Pit Clay Mine project cleared the regulatory review and the project’s definitive USDA Forest Service Plan of Operations was approved. This will facilitate the project moving to the next phase. These activities will continue in fiscal 2013.

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

The discharge of oil, natural gas or the by-products of drilling, reworking and producing oil and natural gas into the air, soil or water may give rise to potential liabilities for the restoration of the environment and to third parties. A variety of Federal and state laws and regulations govern the environmental aspects of the production, transportation and processing of hydrocarbons and may, in addition to other laws and regulations, impose liability in the event of a discharge or seepage (whether or not accidental). Compliance with such laws and regulations could increase the cost of the exploration, production and development of oil and natural gas reserves. The Company does not currently anticipate that compliance will have a material adverse effect on the ability of the Company to continue in the exploration, development or production of its existing reserves and the development and/or acquisition of new reserves.

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

Partnerships

DRI sponsored Deerlick Royalty Partners I (“Partnership”) which was formed in April 1993. As the managing general partner, DRI is subject to full liability for the obligations of the Partnership although it is entitled to indemnification to the extent of the assets of the Partnership. Since “partnership programs” constitute a “security” under the Securities Act of 1933, Deven Resources, Inc. is also subject to potential liability for failure to comply with applicable Federal and state securities laws and regulations.

The Partnership owns overriding royalty interests covering 2,043 gross acres in the Deerlick Creek Coalbed Methane field located in Tuscaloosa County, Alabama. The Partnership is structured on a carried participation basis.

Acquisitions/Mergers

During the past two fiscal years, the Company has not participated in any mergers. During fiscal 2012, the Company (1) incurred $47,078 of acquisition costs of proved developed producing properties and (2) did not incur any exploration or development costs. During fiscal 2011, the Company did not incur any property acquisition, exploration or development costs.

Patent and License Agreement

Patent

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

Trademarks

The Company has a trademark for the Company’s ReNuGen™, a product used to enhance the efficacy of conventional waste water treatment plants

Employees and Contract Services

At September 30, 2012, the Company had three employees and engages the services of its Chief Accounting Officer pursuant to his employment agreement, as amended.

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

The Company’s mineral lease, fee interest and mining claims are operated by contract mining entities and are monitored from its Pennsylvania office and by TPA under its agreement covering the Company’s Sierra Kaolin deposit. The Company considers its relations with its consultants to be satisfactory.

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

Alabama

DRI acts as the managing general partner of Deerlick Royalty Partners I, a Pennsylvania general partnership (“DRP”). DRP owns an overriding royalty interest in 71 wells located in the Deerlick Creek Coalbed Methane Field in Tuscaloosa County, Alabama, in the Black Warrior Basin.

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

Texas

Marfa Zeolite

CAPI is the lessee under a 5,200 acre lease containing high grade zeolite, located 32 miles south of Marfa in Presidio County, Texas. The lease terms call for royalty payments of $3.00 per ton of zeolite removed from the property with a minimum royalty of $30,000 per year. CAPI has the option to terminate the annual royalty payments by paying a lump sum of $400,000. CAPI owns, in fee, approximately 188 acres of land encompassed by and contained within the bounds of the 5,200 acre zeolite leasehold. During fiscal 2012, the Company paid the minimum royalty of $30,000.

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

New Mexico

Sierra Kaolin

CAPI owns 17 placer mining claims on 2,720 acres and 8 Lode claims covering 160 acres, all located in Sierra County, New Mexico, encompassing its Sierra Kaolin deposit. The Federal mining claims are burdened by a royalty interest of 7% of net proceeds derived from mining operations. TPA paid $20,160 to the Bureau of Land Management (“BLM”) in 2012 to maintain CAPI’s Federal mineral claims. Such payment by TPA was in accordance with the provisions of the Restated Development and Operating Agreement (See Exhibit 10.17) with the Company.

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

The Sierra Kaolin is considered to be a primary hydrothermal deposit that was formed in situ. The Sierra Kaolin is part of an advanced argillic alteration assemblage that includes kaolinite (AI4(Si4O10)(OH)8) and related mineral species, possibly including dickite and halloysite, alunite (KAI3(OH)8(SO4)2) and chalcedonic and/or opaline quartz (hydrous amorphous silica).

Utah

Beaver Zeolite

CAPI owns 11 placer mining claims (Three Creek) covering approximately 220 acres of zeolite located in Beaver County, Utah. The Company considers the zeolite in this deposit to be of a high grade. During fiscal year 2012, the Company paid $6,160 to the Bureau of Land Management to maintain its federal mining claims.

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

Mining

The Company has periodically extracted zeolite from its deposit in Texas through the use of contract miners. The mining of all of the Company’s mineral deposits is exclusively conducted through surface mining. The quantities of extracted volumes were commensurate with demands for the minerals and to comply with the Company's lease obligations. The Company, under its agreements with Tecumseh Professional Associates, Inc. (“TPA”) (see Exhibits 10.12 and 10.17) extracted sufficient quantities of Sierra Kaolin for qualitative and quantitative analysis of the mineral’s commercial properties. All of the extraction of the Company's current mineral holdings is expected to be done by surface mining. At each of the locations, the areas disturbed by extractive operations have been limited to initial ten acre permit sites in New Mexico and under 100 acres in Texas in accordance with applicable state regulations.

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

Item 3. Legal Proceedings.

During October 2009, a working interest owner commenced an action against a subsidiary of the Company (“WRC”) in the District Court of Burleson County, Texas, for an accounting of expenses and revenues for six wells. WRC, through its Texas counsel, had filed a general denial of the claim. In November 2009, WRC provided the plaintiff with a complete accounting for all wells in question. The plaintiff sought additional discovery and WRC provided additional information. During July 2012, WRC and certain owners of overriding royalty and working interests in oil and gas wells operated by WRC agreed to the general terms of a settlement agreement. Pursuant to the settlement agreement (effective September 1, 2012), WRC paid $120,000 in cash for (i) settlement of all amounts due from WRC to such certain owners and (ii) the acquisition of the working interest ownership position of the respective entities. The parties entered into mutual releases and the litigation was terminated with prejudice.

The Company is a party to certain pending legal proceedings. Management of the Company believes such proceedings to be ordinary routine litigation incidental to the business as discussed in Notes to the Consolidated Financial Statements included in Item 8.

Item 4. Mine Safety Disclosures.

None.

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

Common Stock

Each holder of the Company’s common stock is entitled to one vote for each share held of record. Holders of common stock have no preemptive, subscription, conversion, or redemption rights. Upon liquidation, dissolution or winding-up, the holders of common stock are entitled to receive the Company’s net assets pro rata. Each holder of common stock is entitled to receive ratably any dividends declared by the board of directors out of funds legally available for the payment of dividends. The Company has not paid any dividends on its common stock and does not contemplate doing so in the foreseeable future. The Company anticipates that any earnings generated from operations will be used to finance its growth. As of the fiscal year ended September 30, 2012, the Company had 49,441,058 shares of common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock, par value $0.01 per share, with no voting power.

As of September 30, 2012, there were: no shares of Series A preferred stock issued and outstanding; 135,000 shares of Series B 8% Cumulative Convertible Preferred Stock (“Series B Preferred Stock”) issued and outstanding.

The Series B Preferred Stock was issued in the acquisition of Clean Age Minerals, Inc. in September 2000. The Series B Preferred Stock can be converted to common stock at 85% of the average closing price of the 5 days before the date of conversion with a minimum amount of $1.25 per share. Thus, at September 30, 2012, the 135,000 shares of Series B Preferred Stock were convertible into 1,080,000 shares of Common Stock.

Further, the shares of Series B Preferred Stock (i) earn dividends at the rate of 8% per annum computed on the basis of a 365 day year, and (ii) have priority in liquidation to the extent of the stated value of $10.00 per share plus any unpaid dividends over any other preferred stock, common stock or any other stock issued after September 19, 2000. At September 30, 2012, the liquidation preference totals $3,284,239 (stated value of $1,350,000 plus arrearages in cumulative dividends of $1,934,239).

Market Information

The Company's Common Stock trades on the NASDAQ Over the Counter Market, Bulletin Board ("OTCQB"). The symbol for the Company's shares is DLOV. The following table shows the high and low closing bid prices as quoted on the OTCBB for the fiscal quarters indicated and the quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The Company’s fiscal year ends September 30.

2012	High	Low
First Quarter	$0.24	$0.09
Second Quarter	$0.25	$0.13
Third Quarter	$0.20	$0.11
Fourth Quarter	$0.16	$0.09

2011	High	Low
First Quarter	$0.17	$0.13
Second Quarter	$0.20	$0.12
Third Quarter	$0.40	$0.17
Fourth Quarter	$0.30	$0.09

Holders

Common Equity

As of September 30, 2012, the current outstanding amount of shares of common stock was 49,441,058 with approximately 2,000 holders of record (inclusive of brokerage house "street accounts").

Preferred Equity

As of September 30, 2012, there were no shares of Series A Preferred Stock issued and outstanding and there were 16 holders of the 135,000 shares of Series B Preferred Stock issued and outstanding.

Dividends

Common Stock - The Company has never paid a dividend on its common stock. The Company has no plans to pay any dividends on its common stock in the near future. The Company intends to retain all earnings, if any, for the foreseeable future for use in its business operations.

Series A Preferred Stock - No shares of Series A Preferred Stock were issued during fiscal 2012 and 2011. No shares were outstanding at September 30, 2012, 2011 and 2010. During fiscal 2011, the Company paid $59,338 of dividends on the Company's Series A Preferred Stock by issuing 237,352 shares of Common Stock (see Note 6 of the Notes to Consolidated Financial Statements).

Series B 8% Cumulative Convertible Preferred Stock - No shares of Series B Preferred Stock, par value of $0.01 per share, were issued during fiscal 2012 and 2011. During fiscal 2012, 10,000 shares of Series B Preferred Stock were converted into 80,000 shares of Common Stock as discussed in Note 7of the Notes to Consolidated Financial Statements. During fiscal years 2012 and 2011, there were no cash dividend payments in respect to the Series B Preferred Stock.

The only dividends paid prior to fiscal 2011 on the Company's Series B Preferred Stock were in shares of Common Stock at the time of conversion of the respective shares of such Preferred Stock into Common Stock.

At September 30, 2011, dividends payable on Series B Preferred shares totaled $1,914,558. At September 30, 2010, dividends payable totaled $1,857,895 - Series A of $59,338 and Series B of $1,798,557. As of October 1, 2011, the beginning of fiscal 2012, the Company no longer accrues dividends on the Series B Preferred shares due to the very low probability that the holders of the Series B Preferred shares will elect to convert such shares into shares of Common Stock. Also, the Company is not required to pay dividends by issuing shares of its Common Stock. The Company intends to pay dividends on the Series B Preferred shares when its financial condition makes any such payment appropriate.

During the third quarter of 2012, Carl Haessler, a Director, accepted 73,854 shares of Common Stock as satisfaction for any and all dividends due him ($92,318 of which $88,319 were accrued) in respect to his direct holdings of 30,000 shares of Series B 8% Cumulative Convertible Preferred Stock through the date of the conversion of 10,000 of such shares. See Note 7.

At September 30, 2012, the arrearages in cumulative dividends on the Series B Preferred Stock totals $1,934,239.

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

Issuer Purchases of Equity Securities

The Company does not have a stock purchase program for its equity securities

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information as of September 30, 2012, regarding securities authorized for issuance under equity compensation plans including the Non-Qualified Independent Director Stock Option Plan and individual compensation arrangements (see “Recent Sales of Unregistered Securities – Option and Warrants” below):

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	400,000	$0.22	400,000
Equity compensation plans not approved by security holders	1,750,000	$0.21	-
Total (1)	2,150,000	$0.21	400,000

(1)	See Note 2 to the Summary Compensation Table included in Item 11 concerning the contingently issuable (i) grant of 600,000 shares of common stock and (ii) option for the purchase of 1.2 million shares of common stock.

Options and Warrants

Options (1) to Purchase Shares of Common Stock

	Fiscal 2012	Fiscal 2011
Outstanding and Exercisable at beginning of period (2)	2,550,000	1,800,000
Granted (3)	-	950,000
Cancelled	-	-
Expired (4) (5) (6)	(400,000)	(200,000)
Exercised	-	-
Outstanding and Exercisable at end of period(7)	2,150,000	2,550,000

(1)	The Company accounts for all stock-based compensation (options) in accordance with the Financial Accounting Standard Board, or FASB, Accounting Standard Codification, or ASC, Topic 718. Under ASC 718, the fair value of stock options and compensation costs are measured as of the grant date.

(2)	In December 2009, the Board of Directors granted (a) an option to purchase 200,000 shares of stock to a Director (Lord Gilbert) under the Company’s Non-qualified Independent Director Stock Option Plan, (b) an option to purchase 500,000 shares of Common Stock to a Director (Dov Amir) and (c) an option to purchase 500,000 shares of Common Stock to the President/Director (Gary J. Novinskie). The options are exercisable through December 2014 at an exercise price of $0.21 per share. The options vest 50% in December 2010 and 25% in each of December 2011 and 2012. Mr. Amir resigned from the Board of Directors on July 11, 2011. The Company entered into a Settlement Agreement with Mr. Amir on July 12, 2011, and his option became fully vested. See Note 6 of the Notes to Consolidated Financial Statements.

(3)	In April 2011, the Board of Directors granted (a) an option to purchase 200,000 shares of stock to a Director (Charles T. Maxwell) under the Company’s Non-qualified Independent Director Stock Option Plan, (b) an option to purchase 500,000 shares of Common Stock to a Director (Robert E. Martin) and (c) an option to purchase 250,000 shares of Common Stock to the Chief Accounting Officer (Richard W. Blackstone). The options are exercisable through April 2016 at an exercise price of $0.22 per share. The options vest 50% in April 2012 and 25% in each of April 2013 and 2014.

(4)	During fiscal 2006, Charles T. Maxwell was granted an option to purchase 200,000 shares of stock at an exercise price of $0.48 per share under the Company’s Non-qualified Independent Director Stock Option Plan. The option expired during fiscal 2011.

(5)	During fiscal 2007, the Company granted an option for the purchase of 200,000 shares of Common Stock to Richard W. Blackstone, an officer of the Company. The option was exercisable through October 2011, at an exercise price of $0.67 per share. The option expired unexercised during fiscal 2012.

(6)	During fiscal 2007, David A Grady, was granted an option to purchase 200,000 shares of stock at an exercise price of $0.28 per share under the Company’s Non-qualified Independent Director Stock Option Plan. The option expired during fiscal 2012.

(7)	Options to purchase 1,650,000 shares outstanding as of September 30, 2012 are held by current officers, directors and employees of the Company (“Insiders”). The exercise prices for the options held by Insiders range from $0.21 per share to $0.22 per share (average exercise price of $0.22 per share).

Warrants to Purchase Shares of Common Stock

At September 30, 2012, warrants for the purchase of 3,100,000 shares of stock at an average exercise price of $0.15 per share are outstanding.

On January 12, 2011, Sonata Investment Company, Ltd. loaned $60,000 to the Company pursuant to a promissory note of same date. The Company issued warrants for the purchase of 500,000 shares of stock at an exercise price of $0.12 per share. The warrants expire on December 31, 2015.

On February 25, 2011, the Company entered into a Consulting Services Agreement with the Musser Group (see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – CONSULTING SERVICES AGREEMENT). In addition to certain registered securities, the Company issued to individuals associated with the Musser Group warrants for the purchase of 2,500,000 shares of Common Stock at an exercise price of $0.15 per share. The warrants may not be exercised unless and until the average bid and asking closing price of the Company’s Common Stock exceeds $1.00 per share for a period of thirty consecutive trading days. The warrants are exercisable through February 24, 2016.

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

Overview

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") describes the matters that we consider important in understanding the results of our operations for the fiscal year ended September 30, 2012 and our financial condition as of September 30, 2012. Our fiscal year begins on October 1 and ends on September 30. Unless otherwise noted, references to "year" pertain to our fiscal year; for example, 2012 refers to fiscal 2012, which is the period from October 1, 2011 to September 30, 2012. In the discussion that follows, we analyze the results of our operations for fiscal 2012, including the trends in our overall business, followed by a discussion of our financial condition. The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto, all included elsewhere in this report.

Results of Operations:

Selected information for 2012 and 2011:

	2012	2011
Revenues	$670,047	$664,111
Net Loss	$(772,759)	$(1,648,258)
Oil and Gas Production and Cost Information:
Production:
Oil (Bbl)	2,112	1,711
Gas (Mcf)	34,404	33,079
MCFE	47,076	43,345
Average price:
Oil (per barrel)	$95.67	$89.87
Gas (per Mcf)	$4.98	$6.28
Per MCFE	$7.93	$8.34
Lease Operating Expenses and Production and Severance Taxes per MCFE	$4.31	$4.10

______________________________

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

OIL AND NATURAL GAS OPERATIONS

See Notes 3, 13 and 14 of Notes to Consolidated Financial Statements.

Oil and Gas Sales

Oil and Gas Sales increased to $373,443 for 2012 from $361,348 for 2011. See the table above in respect to production, average prices and lease operating expenses and production and severance taxes per MCFE. The average price per MCFE of sales of oil and gas production decreased 5% and oil and gas production (on an MCFE basis) increased 9%. The increase in total production experienced during 2012 is primarily a result of wells being brought back “on-line” (certain wells had been “off-line” during 2011 and a portion of 2012 for repair) which offset the anticipated decline in production from the wells. At September 30, 2012, two wells in Texas were off-line awaiting repairs to certain mechanical items such as tubing, rods, down-hole pumps and/or pumping units. Generally, a well is off-line for less than two months; however, rig availability from third party contractors impacts the timing of the well work.

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

Well Management Revenue

Well Management Revenue increased 1% to $287,446 for 2012 from $285,758 for 2011. The increase is primarily a result of certain wells being brought back “on-line” as discussed above. The amounts which may be charged by the Company for well management are set forth in the joint operating agreements governing the wells operated by the Company.

Lease Operating Expenses and Production and Severance Taxes

Lease Operating Expenses and Production and Severance Taxes Tax per MCFE for 2012 increased 14% from 2011. Lease Operating Expenses and Production and Severance Tax totaled $202,905 for 2012 and $177,631 for 2011. The increase experienced during 2012 is primarily a result of costs ($41,919) incurred to restore production from certain wells as discussed above.

Depreciation, Depletion and Amortization - Oil and Gas

Depreciation, depletion and amortization (“DD&A”) – Oil and Gas totaled $60,000 for 2012 and $99,344 for 2011. This 40% decrease is primarily the result of the upward revision of proved developed reserves at the end of 2011 resulting primarily from the increase in oil and gas prices which the Company receives for its oil and gas production.

MINERALS OPERATIONS

See Note 4 of Notes to Consolidated Financial Statements.

The Company is an Exploration Stage company in respect to its mineral holdings.

Minerals Sales

Minerals sales decreased 46% to $5,626 for 2012 from $10,374 for 2011. This decrease in mineral sales primarily resulted from no shipments of zeolite being made during 2012 in respect to the feed supplements.

Minerals Exploration Expenses

The Company did not incur Minerals Exploration Expenses during 2012 and 2011. Minerals Exploration Expenses are primarily for costs associated with the exploration of the mineral deposits and quantification of Mineralized Materials. These expenses are primarily for costs associated with the exploration and quantification of mineral resources and mineral reserves. Such expenses related to the kaolin reserves were the responsibility of the Company’s partner.

Minerals Operating Expenses and Other Costs

Minerals operating expenses and other costs decreased to $19,121 for 2012 as compared to $48,873 for 2011. During 2012 and 2011, the Company paid $6,160 and $1,380, respectively, to the Bureau of Land Management (“BLM”) to maintain its federal mining claims in Utah and such increase was the result of the revised method by which the BLM re-calculated the annual mineral rights maintenance fee nationwide. The 2011 amount includes $20,691 of expense relating to the fair value of a warrant granted to an engineering consultant for the purchase of 100,000 shares of Common Stock to the Company as discussed in the notes to consolidated financial statements. Tecumseh Professional Associates, Inc. (“TPA”) paid $20,160 to the BLM in 2012 to maintain CAPI’s Federal mineral claims in New Mexico. Such payment by TPA was in accordance with the provisions of the Restated Development and Operating Agreement (see Exhibit 10.17) with the Company.

DD&A - Minerals

DD&A - Minerals totaled $253,612 for 2012 and $591,084 for 2011. Such amounts represent amortization of Patent Rights and Patent License Rights. The Company’s patent expired in February 2012. Once the Company produces commercial quantities of any of its mineral deposits, the Company will use the unit-of-production method in calculating cost depletion.

DD&A - OTHER

DD&A - Other totaled $5,228 for 2011. The related assets were fully depreciated as of the end of 2011.

GENERAL AND ADMINISTRATIVE EXPENSES

These expenses increased 28% to $1,318,177 for 2012 as compared to $1,032,080 for 2011. The Company recorded stock-based compensation expense of $97,326 and $101,906 for 2012 and 2011, respectively. The Company recorded amortization expense of $366,575 and $217,341 in 2012 and 2011, respectively, related to the consulting services agreement fees paid to individuals associated with the Musser Group in 2011 (see CONSULTING SERVICES AGREEMENT discussion above). Also, during 2012, the Company incurred a compensation expense of $87,500 in connection with the employment of a new CEO in May 2012. See the notes to financial statements for additional information in respect to employment agreements, stock-based compensation expense and prepaid consulting services agreement fees.

INTEREST EXPENSE

Interest expense decreased 17% to $313,371 for 2012 as compared to $379,690 for 2011. The decrease of $66,319 is primarily attributable to (1) interest expense recognized as a result of debt and vendor settlements of $28,733 in 2011 and (2) interest expense of $37,207 related to certain defaulted debt payments recognized in 2011.

IMPAIRMENT OF SUBSCRIPTIONS RECEIVABLE AND INTEREST RECEIVABLE

As of September 30, 2012, management of the Company believes that the collection of the principal balance of and interest due pursuant to certain notes receivable is in doubt (see Note 11 of the Notes to Consolidated Financial Statements). The Company changed to the recovery method in accounting for the notes receivable and interest thereon. Accordingly, the principal and interest will be recorded when, and if, collected. This change to the recovery method resulted in the recognition of $207,025 as an impairment of the interest receivable at September 30, 2012.

PROVISION FOR DOUBTFUL ACCOUNT – PROCEEDS RECEIVABLE FROM PRIOR SALE OF OIL AND GAS PROPERTIES

As of September 30, 2012, management of the Company believes that the collection of a portion of a $50,000 receivable relating to the sale of certain oil and gas properties during 2008 is in doubt. Accordingly, the Company recognized a provision for doubtful account of $25,000 during 2012.

Gain on debt forgiveness

During 2012, the Company recognized gain on debt forgiveness of $43,655 as discussed in Note 6 of the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

The Company’s cash flow used for operating activities was $531,108 for 2012 and $122,366 for 2011. Accounts payable and revenue payable decreased $297,422 during fiscal 2012. Funds have been and are being deployed in efforts to enhance the commercial viability of the Company’s existing resource assets, to identify potential expansion opportunities and to retire obligations associated with the Company’s assets. The Company’s net cash at September 30, 2012 totaled $190,738. See “Sale of Oil and Gas Property Leasehold Deep Rights” below.

See Note 9 of the Notes to Consolidated Financial Statements regarding the cumulative dividends in arrears of $1,934,239 at September 30, 2012, applicable to the Series B 8% Cumulative Convertible Preferred Stock.

As of September 30, 2012, the Company and certain of its subsidiaries were in default of various obligations and certain debt obligations (see Notes 1, 6, 7, 9, 10 and 11 of the Notes to Consolidated Financial Statements). Such defaulted obligations at September 30, 2012 include the following:

Amounts included in accounts payable:
Consulting Fees and Interest due to Patent Licensor (see Note 5)	$42,009
Blackstone Consulting Services (see Notes 7 and 11)	187,403
EV&T – fees and expenses (see Note 6)	271,791
Accrued salary expense (see Note 7 and 11)	690,798
Accrued Expense Reimbursements (see Note 7)	19,051
EV&T note payable and accrued interest (see Note 6)	1,066,978
CAMI notes payable and accrued interest (see Note 6)	941,450
7.25% Convertible Debentures and accrued interest (see Notes 6 and 7)	52,913
Notes Payable – Related Parties and accrued interest (see Note 7)	98,934
Total	$3,371,327

The majority of the above amounts are owed to related parties. Such related parties and EV&T are working with the Company to achieve the ultimate extinguishment of the obligations as the Company attempts to achieve profitability within its mineral segment.

During March 2012, the Board of Directors of the Company (“Board’) created a sub-committee of the Board with oversight responsibilities in respect to the approval and administration of the Company’s disbursement activities in light of the proceeds from the sale of certain oil and gas properties (the “Sub-committee”). The Sub-committee was composed of three Directors (Messrs. Gilbert, Grady and Maxwell) with Mr. Blackstone (Vice President and Chief Accounting Officer) reporting to the Sub-committee in respect to such matters. Such Sub-committee’s activities and oversight were substantially concluded by the end of May 2012.

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

Liquidity is a measure of a Company’s ability to access cash. The Company has historically addressed its long-term liquidity requirements through the issuance of equity securities and borrowings or debt financing for certain activities. The Company estimates its capital needs to approximate $1 million for fiscal 2013 and approximately $4 million over the next two years to satisfy debt payments to unrelated parties, pay current operating costs and expenses, and to fund the Company’s growth initiatives. The Company believes the related parties will continue working with the Company to achieve the ultimate extinguishment of obligations due such parties.

At present, the Company does not have in place a credit facility or other line of credit upon which it may draw. As operating activities increase, the Company will evaluate the need for such a credit facility. For desired acquisitions or project enhancements, the Company must seek project specific financing. See Note 4 of the Notes to Consolidated Financial Statements regarding ZeoSure LLC. None of the Company’s properties are encumbered.

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

In an effort to address the liquidity shortfall, the Company continues its cost containment procedures which had included staff decreases, sold certain of its oil and gas properties, and is evaluating the sale of certain additional oil and gas properties. It may take months and possibly longer to sell these properties at a suitable price. The market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand that are beyond our control. We cannot predict whether we will be able to sell a property for the price or on terms acceptable to us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of any property.

In November 2010, the Company issued 357,677 shares of its Common Stock (consideration to the vendor of $42,921) in partial payment of a delinquent payable due a vendor of a subsidiary of the Company.

During 2011, the Company issued Debentures (see Note 6 of Notes to Consolidated Financial Statements) totaling $64,000. The purchasers of $49,000 of such Debentures elected to immediately convert such holdings into Common Stock and the Company issued 350,000 shares of Common Stock at an average conversion price of $0.14 per share. The Company closed the offering period for the Debentures in January 2012.

On January 12, 2011, an unrelated party loaned the Company $60,000. The note, which was satisfied in March 2012, required monthly payments of principal and interest. The Company used the proceeds to satisfy certain delinquent payables. In connection with this loan, the Company issued warrants for the purchase of 500,000 shares of Common Stock at a purchase price of $0.15 per share. The warrants expire on December 31, 2015.

During July 2011, the Company entered into a Settlement Agreement with Dov Amir (“Amir”), a former director of the Company, whereby, among other provisions, (a) the Company issued 419,292 shares of Common Stock ($0.25 per share) in payment of a portion of amounts due to Amir on a note payable ($45,485) and Series A Preferred Stock Dividends ($59,338); (b) the option granted to Amir in December 2009 to purchase 500,000 shares of Common Stock became fully vested; (c) certain assets of Amir shall remain pledged as collateral for the Company’s note payable to First Citizens Bank; and (d) the Company entered into a note payable to Amir for the balance of all amounts due Amir ($391,154). The note matures on December 31, 2015 with interest at 4% per annum, compounded annually. The note does not require any interim payments by the Company. Further, Amir was granted the right to convert any and all amounts due him under the note into shares of Common Stock at a conversion price of $0.25 per share. During the third quarter of 2012, the Company made a payment on the note as discussed in Note 6 of the Notes to Consolidated Financial Statements.

On January 20, 2012, the Company entered into a purchase and sale agreement (the “PSA”) pursuant to which the Company agreed to sell certain oil and natural gas leasehold deep rights for cash of $898,335, subject to adjustment as to any title defect that is not cured within the timeframe permitted by the PSA. The sale closed on March 28, 2012. The Company received $898,335 at the closing and recognized gain in the amount of proceeds received. The oil and natural gas leasehold deep rights that were sold were undeveloped, and as such not income-producing to the Company. See Note 3 of the Notes to Consolidated Financial Statements. The Company used the proceeds for general working capital purposes.

During April 2012, the Company paid $50,000 in cash and issued of 158,290 shares of Common Stock in full satisfaction of a note due an affiliate of Carl A. Haessler, a Director, as discussed in Note 6 of the Notes to Consolidated Financial Statements.

During May 2012, Carl Haessler, a Director, elected to convert 10,000 shares of Series B 8% Cumulative Convertible Preferred Stock into 80,000 shares of Common Stock at the conversion rate of $1.25 per share of Common Stock. Also, Mr. Haessler accepted 73,854 shares of Common Stock as satisfaction for any and all dividends due him ($92,318 of which $88,319 were accrued) in respect to his direct holdings of 30,000 shares of Series B 8% Cumulative Convertible Preferred Stock through the date of the conversion of 10,000 of such shares. See Note 7 of the Notes to Consolidated Financial Statements.

On August 23, 2012, the Company, entered into an agreement with Michael D. Parrish to become the Chief Executive Officer and a director of the Board of Directors of the Company. The initial term of Mr. Parrish’s employment was effective as of May 18, 2012. See Note 11 of Notes to Consolidated Financial Statements.

Commercialization of Existing Assets

The Company has identified fifteen (15) potential development and redevelopment opportunities associated with its existing leasehold acreage in Texas. The Company believes that the potential for the development of such locations will occur within the next few years as a result of renewed interest in the area of its properties. The prevailing oil price and the development of properties in “resource plays” in the area of the Company’s acreage are major factors contributing to such interest. At September 30, 2011 and 2012, the Company has assigned probable and possible reserves to the fifteen (15) potential developmental locations. The Company is actively seeking financing of approximately $2.5 million for its share of the estimated drilling and completion costs of such development opportunities. To obtain the capital necessary to develop these, the Company (1) continues to seek project specific funding commitments and other capital funding alternatives and (2) is evaluating the sale of certain oil and gas producing properties.

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

In October, 2009, the Company entered into an agreement to sell zeolite to be used in certain agricultural applications limited to feed supplements in a ten state area in the south-central part of the US. The Company has made limited shipments since fiscal 2010. The Company made no shipments during fiscal 2012. The development of this market has been hampered as a result of economic and environmental factors affecting the purchaser. During August 2012, the Company gave notice to the purchaser to terminate the agreement in October 2012 pursuant to the notice provision provided in the agreement. The Company intends to seek alternatives for the sale of its zeolite to be used in agricultural applications.

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

On July 3, 2012, CAMI entered into an operating agreement for ZeoSure LLC (“ZLLC”) as one of ZLLC’s two managing members. ZLLC was formed for the purpose of developing human consumption products including but not limited to detoxification and digestive supplements and human consumable products utilizing CAPI’S Clinoptilolite zeolite mineral focusing on markets throughout the world with a primary emphasis on markets in the United States and Asia. CAMI and SafeHatch LLC, an entity controlled by an individual previously affiliated with the Musser Group, are the managing members and each owns 47.5% of ZLLC. The remaining 5% of ZLLC is owned by the Musser Group. The members of ZLLC intend to seek initial capital of $1 million from third parties and enter into product marketing and distribution agreements with participants active within the dietary supplements market in the next few months. The operating agreement has not been ratified by the Audit Committee of the Board of Directors of the Company. Other than seeking initial capital, ZLLC had no activity through September 30, 2012.

Kaolin

The efforts of the Company and Tecumseh Professional Associates, Inc. (“TPA”) to evaluate the Sierra Kaolin deposit are ongoing. The venture’s efforts to commercialize the Sierra Kaolin deposit have focused on an initial target area encompassing approximately 32 acres out of the project’s 2,740 acres. The test minerals extracted from the target area have been processed into product formulations determined by independent consultants to be suitable (a) for coatings, fillers and pigments for use within the paint and paper manufacturing industries, and (b) as an additive in cement formulations. The analysis results of the processed minerals with respect to its physical properties including brightness, color, opacity, strength, and oil absorption have indicated that commercially viable products can be produced from the deposit’s extracted minerals.

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

During fiscal 2012, in addition to the meta-kaolin applications, because of its natural brightness, interest has been expressed relative to the use of the Sierra Kaolin material as a possible economic substitute and/or extender for titanium oxide within the filter and coating industries. TPA has also been in discussions with entities within the mining sector relative to other joint venture opportunities involving the mineral claims controlled by the Sierra Kaolin project. To date, the discussions have been exploratory in nature.

Off-balance Sheet Arrangements, CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “Variable Interest Entities,” that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures. However, the request for project financing for ZeoSure LLC is being presented to potential third parties and management of the Company will evaluate alternative financing structures as part of any negotiations with those potential sources of capital. Also, the company intends to request project financing for the (15) potential development and redevelopment opportunities associated with its existing leasehold acreage in Texas and management of the Company will evaluate alternative financing structures as part of any negotiations with those potential sources of capital.

We have various contractual obligations that are appropriately recorded as liabilities in our consolidated financial statements. Certain other items are not recognized as liabilities in our consolidated financial statements. Examples of items not recognized as liabilities in our consolidated financial statements are commitments to purchase goods and services that have not yet been received or rendered, respectively, as of September 30, 2012, and future minimum lease payments for the use of property and equipment under operating lease agreements. See Note 8 of Notes to Consolidated Financial Statements.

Certain contractual obligations classified as noncurrent liabilities in the consolidated balance sheet as of September 30, 2012 include long-term debt ($239,717), accrued bonus expense ($1,373,831) and Series B 8% Cumulative Convertible preferred Stock Dividends accrued ($1,826,239). See Item 8.

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

Going Concern - The financial statements have been prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. For 2012 and 2011, the Company incurred a net loss applicable to common shareholders of $677,734 and $1,764,258, respectively. The ability of the Company to meet its current liabilities of $5,381,664 and its total liabilities of $8,836,810 at September 30, 2012, and to continue as a going concern is dependent upon the availability of future funding, achieving profitability within its mineral segment, and ongoing profitability within its oil and gas operations. If the Company is unable to continue as a going concern, there is uncertainty relative to full recoverability of its assets.

Fair Value of Financial Instruments - The Company’s only financial instruments are (a) cash, securities available for future sale, and short-term trade receivables, payables, and debt, and (b) a long-term note payable to a bank.  The carrying amounts reported in the accompanying consolidated financial statements for cash, securities available for future sale, and short-term trade receivables, payables and debt approximate fair values because of the immediate nature of short-term maturities of these financial instruments. The Company has no long-term or short-term bank debt outstanding at September 30, 2012.

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

Subscriptions Receivable and Interest Receivable – As of September 30, 2012, management of the Company believes that the collection of the principal balance of and interest due pursuant to certain notes receivable is in doubt (see Note 11 of the Notes to Consolidated Financial Statements). As of September 30, 2012, the Company changed to the recovery method in accounting for the notes receivable and interest thereon. Accordingly, the principal and interest will be recorded when, and if, collected. This change to the recovery method resulted in the recognition of $207,025 as an impairment of the interest receivable at September 30, 2012. The principal balance of the notes receivable ($576,000) was previously reflected as subscriptions receivable. Additional paid-in capital was reduced by $576,000 as of September 30, 2012, to reflect the impairment of the notes receivable.

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

Mineral properties – The Company has recorded the acquisition of Clean Age Minerals, Inc., and associated minerals rights at cost. The Company has not produced large-scale quantities of any of its mineral deposits. Once the Company produces commercial quantities of any of its mineral deposits, the Company will use the unit-of-production method in calculating cost depletion

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of — Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. At September 30, 2012 and 2011, we reviewed our long-lived assets and determined no impairment was necessary.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required as the registrant is a smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

The following financial statements are included herein:

Audited Financial Statements and Supplemental Financial Information:

*	Report of Independent Registered Public Accounting Firm

*	Consolidated Balance Sheets

*	Consolidated Statements of Operations

*	Consolidated Statements of Shareholders’ Equity

*	Consolidated Statements of Cash Flows

*	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Daleco Resources Corporation

We have audited the accompanying consolidated balance sheets of Daleco Resources Corporation and Subsidiaries as of September 30, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Daleco Resources Corporation and Subsidiaries as of September 30, 2012 and 2011, and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ VASQUEZ & COMPANY LLP
Vasquez & Company LLP

Los Angeles, California

January 31, 2013

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2012 AND 2011

	2012	2011
ASSETS
Current Assets:
Cash and Equivalents	$190,738	$48,917
Accounts Receivable, Net of Allowance for Doubtful Accounts of $25,000 and $0, respectively	242,182	582,761
Prepaid Consulting Services Agreement Fees	151,237	366,575
Other Current Assets	8,615	7,424
Total Current Assets	592,772	1,005,677
Other Assets:
Patent Rights	-	6,594,500
Accumulated Amortization of Patent Rights	-	(6,354,520)
Net Patent Rights	-	239,980
Patents License Rights	40,907	40,907
Accumulated Amortization of Patents License Rights	(36,351)	(22,719)
Net Patents License Rights	4,556	18,188
Prepaid Mineral Royalties- Long-term	509,254	479,268
Interest Receivable	-	188,253
Restricted Cash Deposits	109,609	108,478
Prepaid Consulting Services Agreement Fees	-	151,237
Securities Available for Future Sale	-	1
Total Other Assets	623,419	1,185,405
Property, Plant and Equipment:
Mineral Properties, at cost	9,877,128	9,877,128
Accumulated Depreciation, Depletion and Amortization	(95,000)	(95,000)
Net Mineral Properties	9,782,128	9,782,128
Oil and Gas Properties, at cost	4,471,590	4,424,512
Accumulated Depreciation, Depletion and Amortization	(4,096,939)	(4,036,939)
Net Oil and Gas Properties	374,651	387,573
Office Equipment, Furniture and Fixtures, at cost	61,502	61,502
Accumulated Depreciation	(61,502)	(61,502)
Net Office Equipment, Furniture and Fixtures	-	-
Total Net Property, Plant and Equipment	10,156,779	10,169,701
Total Assets	$11,372,970	$12,360,783

SEE ACCOMPANYING AUDITORS’ REPORT AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2012 AND 2011

	2012	2011
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$1,312,526	$1,516,760
Revenue Payable to Oil and Gas Royalty and Other Working Interest Owners	917,144	1,010,332
Federal and State Income Taxes Payable	192,427	192,427
Accrued Interest Expense	1,099,441	985,079
Accrued Salary Expense	690,798	697,353
Accrued Expense Reimbursements	19,051	19,051
EV&T Note Payable	567,213	567,213
CAMI Notes Payable	455,943	514,881
Notes Payable - Related Parties	85,256	85,256
7.25% Convertible Debentures, net of unamortized discount of $4,515 at September 30, 2012	40,485	-
Premium Finance Note Payable	1,380	-
Note Payable - Other, net of unamortized discount of $7,397 at September 30, 2012	-	33,328
Note Payable – First Citizens Bank – Current Portion	-	15,000
Total Current Liabilities	5,381,664	5,636,680
Long-term Debt:
Note Payable – First Citizens Bank – Long-term Portion	-	15,454
7.25% Convertible Debentures, net of unamortized discount of $6,992 at September 30, 2011	-	38,008
Convertible Note Payable, net of unamortized discount of $22,908 and $44,639, respectively	239,717	346,515
Total Long-term Debt	239,717	399,977
Convertible Accrued Interest on Convertible Note Payable	5,359	3,489
Accrued Bonus Expense	1,373,831	1,373,831
Series B 8% Cumulative Convertible Preferred Stock Dividends Accrued	1,826,239	1,914,558
Future Abandonment Costs	10,000	10,000
TOTAL LIABILITIES	8,836,810	9,338,535
Commitments and Contingencies (see Note 8)
SHAREHOLDERS’ EQUITY:
Preferred Stock – 20,000,000 shares authorized
Series A Preferred Stock – par value $0.01 per share (outstanding: none)	-	-
Series B 8% Cumulative Convertible Preferred Stock – par value $0.01 per share (outstanding: 2012 – 135,000 shares; 2011 - 145,000 shares; liquidation preference of $1,350,000 and $1,450,000, respectively, plus arrearages in cumulative dividends of $1,934,239 and $1,914,558, respectively (see Note 9)	1,350	1,450
Common Stock – 100,000,000 shares authorized – par value $0.01 per share (outstanding: 2012 – 49,441,058 shares; 2011 – 48,988,914 shares)	494,411	489,889
Additional Paid-in Capital	46,418,820	46,718,270
Accumulated Deficit	(44,378,421)	(43,605,662)
Subscriptions Receivable	-	(576,000)
Accumulated Other Comprehensive Loss	-	(5,699)
TOTAL SHAREHOLDERS’ EQUITY	2,536,160	3,022,248
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,372,970	$12,360,783

SEE ACCOMPANYING AUDITORS’ REPORT AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

	2012	2011
Revenues:
Oil and Gas Sales	$373,443	$361,348
Well Management Revenue	287,446	285,758
Royalty Receipts	3,532	6,631
Mineral Sales	5,626	10,374
Total Operating Revenues	670,047	664,111

Expenses:
Lease Operating Expenses - Oil and Gas	182,027	155,929
Operating Expenses and Other Costs - Minerals	19,121	48,873
Production and Severance Taxes – Oil and Gas	20,878	21,702
Depreciation, Depletion and Amortization	313,612	695,656
General and Administrative Expenses	1,318,177	1,032,080
Total Expenses	1,853,815	1,954,240
Loss From Operations	(1,183,768)	(1,290,129)

Other Income (Expense):
Interest and Dividend Income	20,114	21,561
Interest Expense	(313,371)	(379,690)
Gain on Sale of Oil and Gas Properties	898,335	-
Impairment of Interest Receivable on Subscriptions Receivable	(207,025)	-
Gain on Debt Forgiveness	43,655	-
Provision for Doubtful Account – Proceeds Receivable from Prior Sale of Oil and Gas Properties	(25,000)	-
Impairment of Securities Available for Future Sale	(5,699)	-
Total Other Income (Expense), Net	411,009	(358,129)
Loss Before Income Taxes	(772,759)	(1,648,258)
Taxes based on Income	-	-
Net Loss	(772,759)	(1,648,258)
Preferred Stock Dividends	(112,000)	(116,000)
Net Loss Applicable to Common Shareholders	$(884,759)	$(1,764,258)
Basic and Fully Diluted Net Loss per share	$(0.02)	$(0.04)
Weighted-average number of shares of Common Stock Outstanding	49,187,396	47,423,457

SEE ACCOMPANYING AUDITORS’ REPORT AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

	Series A Preferred Stock	Series B Cumulative Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Subscriptions	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Loss	Equity
Balance, September 30, 2010	-	145,000	$1,450	45,461,945	$454,619	$45,574,252	$(41,841,404)	$(576,000)	$(5,605)	$3,607,312
7.25% Convertible Debentures:
Conversion into Common Stock				350,000	3,500	45,500				49,000
Interest Expense and Premium Resulting from Beneficial Conversion Feature						24,786				24,786
Vendor Settlement: Issuance of Common Stock and Interest Expense recognized				357,677	3,577	46,498				50,075
January 2011 Note Payable: Issuance of Warrants to purchase Common Stock (Note Discount)						33,337				33,337
Consulting Services Agreement : Issuance of Common Stock and Warrants to purchase Common Stock				2,400,000	24,000	711,153				735,153
Issuance of Warrants to purchase Common Stock to Consulting Engineer						20,691				20,691
Amir Settlement Agreement: Issuance of Common Stock, Interest Expense recognized and Discount on Convertible Note				419,292	4,193	160,147				164,340
Other Comprehensive Loss									(94)	(94)
Stock-based Compensation Expense						101,906				101,906
Preferred Dividends Accrued							(116,000)			(116,000)
Net Loss							(1,648,258)			(1,648,258)
Balance, September 30, 2011	-	145,000	1,450	48,988,914	489,889	46,718,270	(43,605,662)	(576,000)	(5,699)	3,022,248
Issuance of Common Stock in Payment of Debt and Interest				298,290	2,983	101,281				104,264
Conversion of Series B Preferred Stock into Common Stock		(10,000)	(100)	80,000	800	(700)				-
Issuance of Common Stock in Fulfillment of Series B Preferred Stock Dividend Obligation				73,854	739	78,643				79,382
Impairment of Subscriptions Receivable						(576,000)		576,0000		-
Other Comprehensive Loss									5,699	5,699
Stock-based Compensation Expense						97,326				97,326
Net Loss							(772,759)			(772,759)
Balance, September 30, 2012	-	135,000	$1,350	49,441,058	$494,411	$46,418,820)	$(44,378,421)	$-	$-	$2,536,160

SEE ACCOMPANYING AUDITORS’ REPORT AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

	2012	2011
Cash Flows From Operating Activities:
Net Loss	$(772,759)	$(1,648,258)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used In) Operations:
Depreciation, Depletion and Amortization	313,612	695,656
Provision for Future Abandonment Costs	-	10,000
Amortization of Prepaid Consulting Services Agreement	366,575	217,341
Amortization of Discount on Notes Payable	29,128	28,239
Amortization of Discount on 7.25% Convertible Debentures	2,477	2,573
Gain on Debt Forgiveness	(43,655)	-
Provision for Doubtful Account - Proceeds Receivable from Prior Sale of Oil and Gas Properties	25,000	-
Impairment of Securities Available for Future Sale	5,699	-
Impairment of Interest Receivable on Subscriptions Receivable	207,025
Non-cash Charge for Issuance of Securities	-	20,691
Non-cash Charge as Interest Expense	-	45,590
Stock Based Compensation Expense	97,326	101,906
Gain on Sale of Oil and Gas Properties	(898,335)	-
Changes in Operating Assets and Liabilities:
Receivables	296,807	(217,615)
Other Current Assets	(1,190)
Prepaid Mineral Royalties	(29,986)	(29,758)
Restricted Cash Deposits	(1,131)	(2,517)
Accounts Payable	(204,234)	351,846
Revenue Payable	(93,188)	100,637
Accrued Interest Expense	176,276	198,465
Other Accrued Expenses	(6,555)	2,838
Net Cash Used in Operating Activities	(531,108)	(122,366)

Cash Flows From Investing Activities:
Acquisition of Proved Developed Producing Oil and Gas Properties	(47,078)	-
Proceeds from Sale of Oil and Gas Properties	898,335	-
Net Cash Provided By Investing Activities	851,257	-

Cash Flows From Financing Activities:
Payments on Notes and Debt	(197,980)	(61,943)
Proceeds from Borrowings	19,652	111,779
Net Cash Provided By (Used in) Financing Activities	(178,328)	49,836
Net Change in Cash and Equivalents	141,821	(72,530)
Cash and Equivalents at Beginning of Year	48,917	121,447
Cash and Equivalents at End of Year	$190,738	$48,917

SEE ACCOMPANYING AUDITORS’ REPORT AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

	2012	2011

Supplemental Information:
Income Taxes Paid	$-	$-
Interest Paid	$55,126	$15,359

Supplemental Disclosure of Non-cash Transactions:
Issuance of Common Stock in Satisfaction of Series B 8% Cumulative Preferred Stock Dividend Arrearages due a Related Party	$88,319	$-
Conversion of Series B 8% Cumulative Preferred Stock into Common Stock	$100,000	$-
Issuance of Common Stock in Payment of Principal on Convertible Note Payable	$70,000	$-
Issuance of Common Stock in Payment of Principal and Interest on CAMI Note Payable due a Related Party	$34,264	$-
Preferred Dividends Not Paid, Accumulated and Accrued	$-	$116,000
Preferred Dividends Not Paid, Arrearage Accumulated	$112,000	$-
Impairment of Subscriptions Receivable	$(576,000)	$-
Issuance of Common Stock in connection with Vendor Settlement	$-	$42,921
Issuance of Warrants for the Purchase of Common Stock to Consulting Engineer	$-	$20,691
Consulting Services Agreement activity:
Issuance of Common Stock	$-	$360,000
Issuance of Warrants for the Purchase of Common Stock	$-	$375,153
Amir Settlement Agreement:
Issuance of Common Stock in Payment of Series A Preferred Stock Dividends	$-	$59,338
Issuance of Common Stock in Payment of Note Payable	$-	$45,485
Interest Expense recognized	$-	$12,579
Issuance of Convertible Note Payable:
Payment of Accrued Interest	$-	$120,318
Payment of Accrued Salary Expense	$-	$270,836
Discount on Convertible Note Payable	$-	$46,938
Issuance of 7.25% Convertible Debenture in Payment of Principal and Interest on Note Payable - Related Party	$-	$20,000
Issuance of 7.25% Convertible Debenture in Payment of Consulting Fees due a Related Party	$-	$14,000
Conversion of 7.25% Convertible Debentures into Common Stock	$-	$49,000
Interest Expense Resulting from Issuance of Common Stock in connection with Vendor Settlement	$-	$7,154
Interest Expense Resulting from Beneficial Conversion Feature of 7.25% Convertible Debentures	$-	$25,857
Discount on Note Payable Resulting from Issuance of Warrants for the Purchase of Common Stock	$-	$33,337
Discount (Premium) on 7.25% Convertible Debentures resulting from Beneficial Conversion Feature	$-	$(1,071)

SEE ACCOMPANYING AUDITORS’ REPORT AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

1.	CONTINUED OPERATIONS

The financial statements have been prepared on the basis of a going concern, which contemplates that Daleco Resources Corporation and its subsidiaries (the “Company”) will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. At September 30, 2012, the Company’s current assets total $592,772. For the fiscal year ended September 30, 2012, the Company incurred a net loss applicable to common shareholders of $884,759. The ability of the Company to meet its current liabilities of $5,381,664 and its total liabilities of $8,836,810 and to continue as a going concern is dependent upon the availability of future funding, achieving profitability within its mineral segment and ongoing profitability within its oil and gas operations. If the Company is unable to continue as a going concern, there is uncertainty relative to full recoverability of its assets. The financial statements do not reflect any adjustments relating to these uncertainties.

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

As of September 30, 2012, the Company and certain of its subsidiaries were in default of various obligations and certain debt obligations classified as Current Liabilities in the accompanying Balance Sheet as set forth in the following table. Such defaulted obligations at September 30, 2012 include the following:

Amounts included in accounts payable:
Consulting Fees and Interest due to Patent Licensor (see Note 5)	$42,009
Blackstone Consulting Services (see Notes 7 and 11)	187,403
EV&T – fees and expenses (see Note 6)	271,791
Accrued salary expense (see Note 7 and 11)	690,798
Accrued Expense Reimbursements (see Note 7)	19,051
EV&T note payable and accrued interest (see Note 6)	1,066,978
CAMI notes payable and accrued interest (see Note 6)	941,450
7.25% Convertible Debentures and accrued interest (see Notes 6 and 7)	52,913
Notes Payable – Related Parties and accrued interest (see Note 7)	98,934
Total	$3,371,327

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

Liquidity is a measure of a Company’s ability to access cash. The Company has historically addressed its long-term liquidity requirements through the issuance of equity securities and borrowings or debt financing for certain activities. At present, the Company does not have in place a credit facility or other line of credit upon which it may draw. As operating activities increase, the Company will evaluate the need for such a credit facility. For desired acquisitions or project enhancements, the Company must seek project specific financing. See Note 4 regarding ZeoSure LLC. None of the Company’s properties are encumbered.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

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

In an effort to address the liquidity shortfall, the Company continues its cost containment procedures which had included staff decreases, sold certain of its oil and gas properties, and is evaluating the sale of certain additional oil and gas properties. It may take months and possibly longer to sell these properties at a suitable price. The market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand that are beyond our control. We cannot predict whether we will be able to sell a property for the price or on terms acceptable to us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of any property.

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

The Company is primarily engaged in oil and gas activities and the exploration for non-metallic minerals. We follow accounting standards set by the Financial Accounting Standard Board, commonly referred to as “FASB”. The FASB sets generally accepted accounting principles (“GAAP”) that we follow to ensure we consistently report our financial position, results of operations, and cash flows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification, sometimes referred to as the “Codification” or “ASC”. From time to time, the FASB may issue an Accounting Standards Update (“ASU”) which may impact the financial statements and disclosures therein (see “Recent Accounting Pronouncements”).

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
FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

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

Cash and Cash Equivalents; Restricted Cash Deposits

Cash and cash equivalents include cash and investments with original maturities of three months or less. The Company’s net cash at September 30, 2012, totaled $190,738.

Restricted cash deposits totaling $109,609 at September 30, 2012, are classified as Other Assets in the accompanying Balance Sheets as they support financial assurance requirements for the Company’s operations of its mineral properties and its oil and gas properties in certain states as follows:

Texas and West Virginia Oil and Gas Operations Bonding Requirements	$60,010
New Mexico Minerals Operations Bonding Requirements	$49,599

Accounts Receivable

Our trade accounts receivable, which are primarily from oil and natural gas sales and joint interest billings, are recorded at the invoiced amount and include production receivables. The production receivable is valued at the invoiced amount and does not bear interest. Accounts receivable also include joint interest billing receivables which represent billings to the non-operators associated with the drilling and operation of wells and are based on those owners’ working interests in the wells. We have assessed the financial strength of our customers and joint owners and determined that an allowance of $25,000 for estimated uncollectible amounts was necessary at September 30, 2012; no allowance for estimated uncollectible amounts was necessary at September 30, 2011.

Subscriptions Receivable and Interest Receivable

As of September 30, 2012, management of the Company believes that the collection of the principal balance of and interest due pursuant to certain notes receivable is in doubt (see Note 11 of the Notes to Consolidated Financial Statements). As of September 30, 2012, the Company changed to the recovery method in accounting for the notes receivable and interest thereon. Accordingly, the principal and interest will be recorded when, and if, collected. This change to the recovery method resulted in the recognition of $207,025 as an impairment of the interest receivable at September 30, 2012. The principal balance of the notes receivable ($576,000) was previously reflected as subscriptions receivable. Additional paid-in capital was reduced by $576,000 as of September 30, 2012, to reflect the impairment of the notes receivable.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

Inventory

We have no inventory at September 30, 2012.

Prepaid Consulting Services Agreement Fees

The prepaid consulting fees are being amortized over the two year life of the agreement. At September 30, 2012, Prepaid Consulting Services Agreement Fees totaled $151,237 and was classified as a Current Asset. Amortization of $366,575 and $217,341, respectively, is included in General and Administrative Expenses during fiscal 2012 and 2011. See Note 9.

Intangible Assets

At September 30, 2012, the intangible assets consisted of Net Patent License Rights of $4,556. The Patent Rights were amortized over the life of such patent, which expired in fiscal 2012. The Patent License Rights are being amortized over the initial term of the agreement. Such initial term expires in fiscal 2013. See Note 5.

Prepaid Mineral Royalties

The Company receives a credit in the nature of prepaid mineral royalties for advance royalties paid on the Marfa zeolite lease located in Presidio County, Texas. At September 30, 2012 and 2011, Prepaid Mineral Royalties were $509,254 and $479,268, respectively. Such amounts are classified as Other Assets in the accompanying Balance Sheets. No portion has been classified as a current asset as the Company’s agreements concerning sales of such mineral do not have any minimum supply requirements as discussed in Note 8.

Mineral Properties and Reserves

The Company is an Exploration Stage company in respect to its mineral holdings and as such, no proved reserves are estimated. At September 30, 2012 and 2011, Net Mineral Properties were $9,782,128. The Company previously amortized its mineral properties at a nominal amortization rate as the Company has not produced commercial quantities of any of its mineral deposits. Once the Company produces commercial quantities of any of its mineral deposits, the Company will use the unit-of-production method in calculating cost depletion.

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
FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

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

Natural Gas and Oil Reserve Quantities

Our estimate of proved reserves is based on the quantities of oil and natural gas that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. For the years ended September 2012 and 2011, Hall Energy, Inc. (“HEI”) prepared a consolidated reserve and economic evaluation of our proved oil and gas reserves. The preparation of our proved reserve estimates are completed in accordance with our internal control procedures, which include the verification of input data used by HEI, as well as management review and approval. Reserves and their relation to estimated future net cash flows impact our depletion and impairment calculations. As a result, adjustments to depletion and impairment are made concurrently with changes to reserve estimates. Estimates of our crude oil and natural gas reserves, and the projected cash flows derived from these reserve estimates, are prepared by HEI in accordance with guidelines established by the SEC, including the rule revisions designed to modernize the oil and gas company reserves reporting requirements and which we adopted effective September 30, 2010. The independent reserve engineer estimates reserves annually on September 30. This annual estimate results in a new DD&A rate, which we use for the preceding fourth quarter after adjusting for fourth quarter production.

Office Equipment, Furniture and Fixtures

Office Equipment, Furniture and Fixtures are recorded at cost and depreciated using the straight-line method over a period of three to seven years.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company generally assesses its oil and gas properties on a field-by-field basis utilizing its current estimate of future revenues and operating expenses. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. At September 30, 2012 and 2011, we reviewed our long-lived assets and determined no impairment was necessary.

Capital Leases

As of September 30, 2012, we had no capital leases. As a lessee, we determine if a lease is a capital lease if it meets one of four of the following criteria:

•	The ownership of the leased property transfers to us by the end of the lease term, or shortly thereafter, in exchange for the payment of a nominal fee.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

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

Fair Value Measurements

The Company’s only financial instruments are (a) cash, securities available for future sale, and short-term trade receivables, payables and debt, and (b) a long-term note payable to a bank. The carrying amounts reported in the accompanying consolidated financial statements for cash, securities available for future sale, and short-term trade receivables, payables and debt approximate fair values because of the immediate nature of short-term maturities of these financial instruments. The Company has no long-term or short-term bank debt outstanding at September 30, 2012.

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
FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

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

ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.  Stock-based compensation expense has been recorded net of estimated forfeitures for the years ended September 30, 2012 and 2011 such that expense was recorded only for those stock-based awards that are expected to vest. Options granted to non-employees are recognized in these financial statements as compensation expense (See Note 9) using the Black-Scholes option-pricing model.

Comprehensive Loss

Summary of items of comprehensive loss for fiscal 2012 and 2011 are as follows:

	2012	2011
Net Loss	$(772,759)	$(1,648,258)
Decrease in Market Value of Securities Available for Future Sale	-	(94)
Comprehensive Loss	$(772,579)	$(1,648,352)

During March 2012, management of the Company concluded that the Securities Available for Future Sale was permanently impaired and accordingly $5,699 was recognized as Impairment of Securities Available for Future Sale in the accompanying Statement of Operations and is reflected in Net Loss for 2012. See Note 5.

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

At September 30, 2012 and 2011, options and warrants to purchase 5,250,000 and 5,650,000 shares of common stock, respectively, were outstanding. Such shares were not included in the computation of diluted earnings per share because such shares subject to options and warrants would have an antidilutive effect on net loss per share. The 321,429 shares of Common Stock issuable upon the conversion of the 7.25% Convertible Debentures at September 30, 2012 (see Note 6) have not been included in the computation of diluted earnings per share because such shares would have an anti-dilutive effect on net loss per share. The 1,071,937 shares of Common Stock issuable upon the conversion of the Convertible Note Payable as of September 30, 2012 (see Note 6) have not been included in the computation of diluted earnings per share because such shares would have an anti-dilutive effect on net loss per share and because the price at which such shares are convertible was in excess of the market price of the Common Stock at September 30, 2012.The 1,080,000 shares of Common Stock issuable upon the conversion of the Series B 8% Cumulative Convertible Preferred Stock as of September 30, 2012 (see Note 9), have not been included in the computation of diluted earnings per share because the price ($1.25) at which such shares are convertible was in excess of the market price of the Common Stock at such date. No other adjustments were made for purposes of per share calculations.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

Concentrations of Credit Risk

At times during the fiscal years ended September 30, 2012 and 2011, the cash balance may have exceeded the Federal Deposit Insurance Corporation’s limit of $250,000. There were no losses incurred due to such concentrations.

During the fiscal years ended September 30, 2012 and 2011, the Company did not use derivative instruments to hedge exposure to changes in commodity prices.

The Company also depends on a relatively small number of purchasers for a substantial portion of our revenue. At September 30, 2012, Accounts Receivable includes approximately $177,498 of production receivables due primarily from four customers – ETC Texas Pipeline, Ltd., GulfMark Energy, Inc., Sheridan Production Company LLC and Volunteer Energy Services, Inc.

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles—Goodwill and Other, General Intangibles Other than Goodwill. Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company is currently assessing the impact that the adoption will have on its financial statements.

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
FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

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

3.	OIL AND GAS PROPERTIES

Oil and Gas Properties at September 30:

	2012	2011
Proved oil and gas properties	$4,471,590	$4,424,512
Support equipment and facilities	-	-
Uncompleted wells, equipment and facilities	-	-
	4,471,590	4,424,512
Accumulated depletion, depreciation and amortization	(4,096,939)	(4,036,939)
Net Oil and Gas Properties	$374,651	$387,573

During fiscal 2012, the Company (1) incurred $47,078 of acquisition costs of proved developed producing properties and (2) did not incur any exploration or development costs. During fiscal 2011, the Company did not incur any property acquisition, exploration or development costs. The Company did not have any capitalized exploratory well costs at the beginning of fiscal 2011. All of the Company’s oil and gas activities are on-shore in the United States.

See Notes 13 and 14 for more information regarding the Company’s oil and gas properties.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

Results of Operations for Oil and Gas Producing Activities for Fiscal 2012 and 2011:

	2012	2011
Revenues:
Oil and gas sales	$373,443	$361,348
Well management revenue	287,446	285,758
Royalty receipts	3,532	6,631
Total revenues	664,421	653,737
Expenses and other:
Lease operating expenses	182,027	155,929
Production and severance taxes	20,878	21,702
Depreciation, depletion, amortization and valuation provisions	60,000	99,344
Total Expenses	262,905	276,975
Revenues in excess of expenses	401,516	376,762
Provision for Doubtful Account - Proceeds Receivable from Prior Sale of Oil and Gas Properties	(25,000)	-
Gain on sale of oil and gas properties	898,335	-
Results of operations before income tax expenses	1,274,851	376,762
Income tax expenses	-	-
Results of operations from oil and gas producing activities (excluding corporate overhead and interest costs)	$1,274,851	$376,762

Sale of Oil and Gas Property Leasehold Deep Rights

On January 20, 2012, the Company entered into a purchase and sale agreement (the “PSA”) pursuant to which the Company agreed to sell certain oil and natural gas leasehold deep rights for cash of $898,335, subject to adjustment as to any title defect that is not cured within the timeframe permitted by the PSA. The sale closed on March 28, 2012. The Company received $898,335 at the closing and recognized gain in the amount of proceeds received. The oil and natural gas leasehold deep rights that were sold were undeveloped, and as such not income-producing to the Company. There is no material relationship between the purchaser of the assets and the registrant or any of its affiliates, or any director or officer of the registrant, or any associate of any such director or officer. A provision of the Agreement requires that the Company shall not make any public announcement or statement concerning the Agreement other than that which the Company is required to disclose on Form 8-K and other filings with the Securities and Exchange Commission

Customers

The Company’s customers who purchased in excess of five percent (5%) of the Company’s oil and gas during the fiscal year ended September 30, 2012 are as follows:

Name of Purchaser	Percentage
ETC Texas Pipeline, Ltd.	27%
GulfMark Energy, Inc.	45%
Sheridan Production Company LLC	16%
Volunteer Energy Services, Inc.	10%

Provision for Doubtful Account - Proceeds Receivable from Prior Sale of Oil and Gas Properties

As of September 30, 2012, management of the Company believes that the collection of a portion of a $50,000 receivable relating to the sale of certain oil and gas properties during 2008 is in doubt. Accordingly, the Company recognized a provision for doubtful account of $25,000 during 2012.

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

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

Minerals Properties and Equipment

At September 30:	2012	2011
Undeveloped lease costs	$9,877,128	$9,877,128
Mine development costs	-	-
	9,877,128	9,877,128
Accumulated, depreciation, depletion and amortization (see Note 2)	(95,000)	(95,000)
Net Mineral Properties	$9,782,128	$9,782,128

Results of Operations for Minerals Properties Activities for Fiscal 2012 and 2011:

	2012	2011
Mineral Sales	$5,626	$10,374
Operating and other expenses	(19,121)	(48,873)
Depreciation, depletion, amortization and valuation provisions	(253,612)	(591,084)
	(267,107)	(629,583)
Income tax expenses	-	-
Results of operations from mineral properties activities (excluding corporate overhead and interest costs)	$(267,107)	$(629,583)

The Company continued extraction of minor quantities of its zeolite for use in testing and field trial applications of ReNuGen™ and for testing in air purification and soil decontamination.

The Company sells one of its CA Series Products under a tradename, ReNuGen™, which is used in wastewater treatment facilities. Shipment totaled 5 and 4 tons for fiscal 2012 and 2011, respectively.

Minerals operating expenses and other costs for fiscal 2011 include $20,691 of expense relating to the fair value of a warrant granted to an engineering consultant for the purchase of 100,000 shares of Common Stock to the Company as discussed in Note 9.

Depreciation, Depletion and Amortization includes amortization of Patent Rights and Patent License Rights (see Note 5) of $253,612 and $591,084, respectively.

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

During fiscal 2010, the Company entered into an agreement to sell zeolite to be used in certain agricultural applications including but not limited to feed supplements and soil additives in a ten state area in the south-central part of the US. On August 10, 2012, the Company gave notice to the purchaser to terminate the agreement in October 2012 pursuant to the notice provision provided in the agreement. The Company intends to seek alternatives for the sale of its zeolite to be used in agricultural applications. There were no shipments during fiscal 2012 and shipments totaled 118 tons for fiscal 2011.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

On April 8, 2011, in connection with the efforts of the Musser Group, the Company entered into a Material Supply and Joint Venture Agreement between CAMI (wholly-owned subsidiary) and VitaminSpice, Inc. (“VSI”) pursuant to which CAMI agrees to supply Clinoptilolite (zeolite) to VSI in connection with the introduction by VSI of detoxification products into targeted geographic markets. VSI is obligated to utilize CAMI as its sole supplier of Clinoptilolite. The agreement does not specify any minimum quantity supply requirements of CAMI. In addition to an initial price per ton for Clinoptilolite to be sold to VSI, CAMI will share in the profits from the sales of such products by VSI. CAMI has provided material to VSI for use in product and market strategy development, as well as potential clinical studies. The Company made no shipments of product to VSI and the Company has not received any orders from VSI. VSI has not met certain performance standards as set forth in the agreement. On April 13, 2012, the Company gave notice to VSI and terminated the agreement pursuant to the provision in respect to termination for cause. The Company is actively seeking alternatives for the introduction of detoxification products utilizing the Company’s zeolite.

On July 3, 2012, CAMI entered into an operating agreement for ZeoSure LLC (“ZLLC”) as one of ZLLC’s two managing members. ZLLC was formed for the purpose of developing human consumption products including but not limited to detoxification and digestive supplements and human consumable products utilizing CAPI’S Clinoptilolite zeolite mineral focusing on markets throughout the world with a primary emphasis on markets in the United States and Asia. CAMI and SafeHatch LLC, an entity controlled by an individual affiliated with the Musser Group, are the managing members and each owns 47.5% of ZLLC. The remaining 5% of ZLLC is owned by the Musser Group. The members of ZLLC intend to seek initial capital of $1 million from third parties and enter into product marketing and distribution agreements with participants active within the dietary supplements market in the next few months. The operating agreement has not been ratified by the Audit Committee of the Board of Directors of the Company. Other than seeking initial capital, ZLLC had no activity through September 30, 2012.

5.	PATENT AND TECHNOLOGY

Patent Rights

As part of the acquisition of Clean Age Minerals, Inc., the Company also acquired U.S. Patent No. 5,387,738. This patent, owned by Clean Age Minerals, Inc. (previously owned by Matrix-Loc, Inc., which was acquired by Clean Age Minerals, Inc., as a result of Matrix-Loc’s merger with Clean Age Minerals, Inc., as of March 18, 2002), deals with a reagent and process for the remediation of water and contaminated soils. The patent expired February 7, 2012.

Trademark

The Company has a trademark for the Company’s “ReNuGen™”, a product used to enhance the efficacy of conventional waste water treatment plants.

Patents License Rights – Wastewater Treatment Method Patents

In February 2010, the Company entered into a three-year License Agreement concerning two US method patents for the treatment of wastewaters. Such patents utilize the Company’s zeolite. The license applies to the US and covers the use of the technology in water, wastewater and waste treatment in animal feed operations, agriculture, and aquaculture. In addition, the license applies to the treatment of sanitary wastewater on Federal facilities, military bases and lands administered by the US Bureau of Indian Affairs. The Company issued 140,000 shares of its Common Stock in consideration for the License Agreement. The Company recorded $40,907 as Patents License Rights based on an average price of $0.29 per share. At September 30, 2012, the Company owes the licensor for consulting fees pursuant to the License Agreement and interest totaling $42,009. Such amount is included in Accounts Payable in the accompanying balance sheet.

I-Squared and I-Top Technology

Pursuant to an agreement effective December 1, 2004 (“Asset Sale Agreement”), the Company agreed to sell its I-Squared and I-Top technology to PSNet Communications. In January 2005, Ostara Corporation (“Ostara”) acquired PSNet. Ostara changed its name to (1) Rheologics Technologies, Inc. in 2005, (2) to KKS Venture Management, Inc. in July 2007, and (3) Codima, Inc. (“CDMA”) in 2008. As of September 30, 2011, the 3,167 shares (reflective of a reverse stock split) of CDMA common stock held by the Company were carried at $1, and is reflected in the Balance Sheet as Securities Available for Future Sale. During March 2012, management of the Company concluded that the Securities Available for Future Sale was permanently impaired and accordingly $5,699 was recognized as Impairment of Securities Available for Future Sale in the accompanying Statement of Operations.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

6.	NOTES PAYABLE

Note Payable - Other

On January 12, 2011, the Revocable Trust Created by Ian B. Jacobs under Agreement dated November 25, 1999, an unrelated entity, loaned the Company $60,000. The note required monthly payments of principal and interest (5.5%) totaling $2,645. In January 2012, the Company entered into an amended and restated note with a maturity date of March 12, 2012. The Company paid the principal balance and interest due on the note during March 2012.

In connection with this loan, the Company issued warrants for the purchase of 500,000 shares of Common Stock at a purchase price of $0.15 per share. The warrants expire on December 31, 2015. In recording the transaction, the Company allocated the value of the proceeds to the note and the warrants based on their relative fair values. The fair value of the warrants was determined using the Black-Scholes valuation model using the following assumptions: a contractual term of 5 years, risk free interest rate of 1.99%, dividend yields of 0%, and volatility of 163%. The allocated value of the warrants was $33,337 and such amount was recorded as a discount on the note. The discount was amortized over the life of the note and $7,397 and $25,940 are included in interest expense during fiscal 2012 and 2011.

Premium Finance Agreement

During November 2011, the Company entered into a Premium Finance Note Payable for $19,652 to finance certain insurance premiums. The maturity date of the note is October 1, 2012 and the interest rate is 12.4%. Consistent with the provisions of the note, the Company is required to make monthly payments of principal and interest of $1,899. The balance of the Note at September 30, 2012 is $1,380.

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

During April 2012, the Board and the Audit Committee approved the payment of $50,000 in cash and the issuance of 158,290 shares of Common Stock in full satisfaction of a note due the Estate of Eric Haessler, an affiliate of Carl A. Haessler, a Director. The note had a principal balance of $58,938 and accrued and unpaid interest and fees related to such note totaled $60,044 at the time of repayment. The Company valued the stock at $25,327 based on the closing price of $0.16 per share. The total consideration payment (cash and common stock) of $75,327 was $43,655 less than the $118,982 of principal and interest owed by the Company. Accordingly, the Company recognized a gain on debt forgiveness of $43,655.

As of September 30, 2012, the total amount payable on these notes is $941,450 representing principal of $455,943 and accrued but unpaid interest and accrued late fee of $485,507.

EV&T Note and Fees and Expenses

On September 30, 2005, but effective as of September 1, 2005, the Company entered into a Settlement Agreement with and issued a note (‘EV&T Note”) to its counsel, Ehmann, Van Denbergh & Trainor, P.C. (“EV&T”) to resolve and deal with the Company’s outstanding legal fees. As of September 1, 2005, the Company owed EV&T $825,355 for services performed, costs and expenses (“Debt”). Under the Settlement Agreement, the Company paid EV&T $25,355 and entered into a three (3) year note for the remainder of the Debt. The EV&T Note issued pursuant to the Settlement Agreement provides for the note to earn interest at the rate of five percent (5%) per annum on the outstanding balance from time to time. The EV&T Note is to be repaid in 35 monthly installments of $13,000, commencing on October 1, 2005, with the remainder due and payable on August 1, 2008, pursuant to the terms of the Settlement. In April 2007, the Company defaulted in respect to payments required by the Settlement Agreement. As a result of the default and EV&T’s demand for full payment, the interest rate increased from 5% to 12% and the full amount of the EV&T Note and unpaid interest became due and payable. As of September 30, 2012, the outstanding balance of the EV&T Note was $567,213 and accrued but unpaid interest totaled $499,765 through that date. Additionally, the Company owes EV&T $271,791 for current services performed and interest thereon and such amount is included in trade accounts payable at September 30, 2012.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

First Citizens Bank

During November 2008, the Company entered into a loan from First Citizens Bank for $75,000 with a maturity date of November 18, 2013. The interest rate was 3.72% at September 30, 2011. Consistent with the provisions of the Note, the Company made monthly payments of principal of $1,250 and interest. At September 30, 2011, the balance of the Note was $30,454. The loan was secured by certain personal assets of Dov Amir, a former Director of the Company. During April 2012, the Board and Audit Committee approved and the Company paid the entirety of the principal and interest due First Citizens Bank. Certain assets of Amir (“Amir Assets”) were pledged as collateral for the Company’s note payable to First Citizens Bank. Thus, the Company has fulfilled its obligation of a provision of the Convertible Note Payable to Amir regarding the Amir Assets (see below).

Convertible Note Payable and Amir Settlement Agreement

On July 12, 2011, the Company entered into a Settlement Agreement with Dov Amir (“Amir”), a former director of the Company, whereby, among other provisions, (a) the Company issued 419,292 shares of Common Stock ($0.25 per share) in payment of a portion of amounts due to Amir on a note payable ($45,485) and Series A Preferred Stock Dividends ($59,338); (b) the option granted to Amir in December 2009 to purchase 500,000 shares of Common Stock became fully vested; (c) certain assets of Amir shall remain pledged as collateral for the Company’s note payable to First Citizens Bank; and (d) the Company entered into a note payable to Amir for the balance of all amounts due Amir ($391,154). The note matures on December 31, 2015 with interest at 4% per annum, compounded annually. The note does not require any interim principal and interest payments by the Company. Further, Amir was granted the right to convert any and all amounts due him under the note into shares of Common Stock at a conversion price of $0.25 per share.

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

Further, each month the Company evaluates the beneficial conversion feature in respect to the interest accrued on the note during such month and determines if any discount is applicable to the beneficial conversion feature related to such interest. The Company has determined that no discount is applicable to the accrued interest relating to the beneficial conversion privilege through September 30, 2012.

The discount is being amortized over the life of the note and $21,731 and $2,299 is included in interest expense during fiscal 2012 and 2011, respectively. Such amortization for fiscal 2012 includes $12,939 as a result of the repayment of a portion of the debt as discussed above. The unamortized balance of the discount at September 30, 2012 was $22,908. The effective interest rate through September 30, 2012 was approximately 7%. As of September 30, 2012, the principal balance due on the note was $262,625 and accrued interest on the note totals $5,359. The if-converted value of the Convertible Note and Interest Payable at September 30, 2012 approximates $118,000.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

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

During fiscal 2012 and 2011, the Company recognized contractual coupon interest of $3,271 and $3,015, respectively, and amortization of the discount of $2,477 and $2,573, respectively. Such amounts are included in interest expense. The effective interest rate for the fiscal 2012 and 2011 was approximately 13% and 16%, respectively. A Director owns all of the outstanding Debentures at September 30, 2012. The principal amount of the Debentures ($45,000) exceeds the if-converted value of the Debentures at September 30, 2012 by approximately $10,000.

During fiscal 2012, the Company has defaulted on its obligation to pay principal and interest on the Debentures and the Debentures are classified as a current liability in the Accompanying Balance Sheet at September 30, 2012.

Scheduled Maturities of Long-term Debt

The following is the maturity schedule for long-term debt outstanding at September 30, 2012:

Fiscal Year Ending September 30
2013	$-
2014	-
2015	262,625
2016	-
2017	-
Thereafter	-
Total	$262,625

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

7.	DUE TO RELATED PARTIES

Certain Personal Loans

During March 2012, the Audit, Compensation and Nominating and Governance Committees of the Board of Directors (“Board”) (collectively, “AC&N Committees”) became aware of personal loans entered into in September 2005 totaling in excess of $400,000 from Amir, a former director/officer of the Company, to four individuals. It is the understanding of the AC&N Committees (based on oral representations of Mr. Amir) that (i) the proceeds of such loans were used to fund the exercise in September 2005 of options (granted to such individuals in September 2000) to purchase shares of Common Stock (at $0.25 per share); (ii) two of such individuals are current employees of the Company, including the President/CFO and a current Director; (iii) one of such individuals is a former employee of the Company; (iv) one of such individuals is a former Director and Secretary of the Company and has served and is serving as general counsel (EV&T) to the Company; (v) the sole collateral for each of the loans is the Common Stock acquired by each individual upon the exercise of each option; and (vi) there is no agreement between Amir and such individuals regarding their voting rights related to the Common Stock owned by such individuals and Amir.

Amir Obligations

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

On July 12, 2011, the Company entered into a Settlement Agreement with Dov Amir as discussed in Note 6.

Martin Obligations

In connection with the acquisition of CAMI, CAMI owes Robert E. Martin, a director of the Company, the amount of $134,811 (“Martin Debt”). The Martin Debt was to have been satisfied on or before September 18, 2001, but was not and remains outstanding. As of September 30, 2012, the Martin Debt amounts to $134,811 in principal and accrued but unpaid interest totals $129,773. As of September 30, 2011, the Martin Debt amounts to $134,811 in principal and accrued but unpaid interest totals $118,988. The Martin Debt is evidenced by a note providing for an annual rate of interest of 8% and repayment of such notes and interest thereon is guaranteed by DRC. These amounts are included in the amounts shown for the Company’s obligation to the former officers and directors of Clean Age Minerals, Inc. (see Note 6).

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

As of September 30, 2012 and 2011, the Company owed Mr. Martin $245,835 in salary and $19,051 and $20,591, respectively, in unpaid reimbursable business expenses. These amounts contain no accrued interest.

As of September 30, 2012 and 2011, the Company was indebted to Mr. Martin in the aggregate amount of $529,470 and $520,225, respectively.

Novinskie Obligations

Under the terms of Mr. Novinskie’s employment agreement (see Note 11), Mr. Novinskie, currently the President and a Director of the Company, was to have received a cash bonus of $25,000 as of September 30, 2002. This bonus was not paid. As of September 30, 2012, the Company owed Mr. Novinskie $362,292 in salary and $25,000 in bonuses. As of September 30, 2011, the Company owed Mr. Novinskie $337,292 in salary and $25,000 in bonuses. As of September 30, 2011, the Company owed Mr. Novinskie $8,968, in unpaid reimbursable business expenses. As of September 30, 2012 and 2011, the Company was indebted to Mr. Novinskie in the aggregate amount of $387,292 and $371,260, respectively. These amounts contain no accrued interest.

Haessler Obligations

In connection with the acquisition of CAMI, CAMI owes $83,478 to Carl A. Haessler, a director of the Company, and $20,000 to Alice A. Haessler, Carl A. Haessler, guardian and conservator (collectively the “Haessler Debt”) at September 30, 2012. The Haessler Debt was to have been satisfied on or before September 18, 2001, but was not and remains outstanding. As of September 30, 2012, the Haessler Debt amounts to $103,478 in principal and accrued but unpaid interest totals $99,611 See Note 6 concerning repayment during fiscal 2012 of certain amounts due the Estate of Eric Haessler. As of September 30, 2011, the Haessler Debt amounts to $162,416 in principal and accrued but unpaid interest totals $143,353. The Haessler Debt is evidenced by notes providing for an annual rate of interest of 8% and repayment of such notes and interest thereon is guaranteed by DRC. These amounts are included in the amounts shown for the Company’s obligation to the former officers and directors of CAMI (see Note 6). As of September 30, 2012 and 2011, the Haessler Debt and accrued but unpaid interest totaled $203,089 and $305,769, respectively.

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

The Company owes Series B Preferred Stock dividends (see Note 9) to Carl A. Haessler of $5,667 and $264,723 at September 30, 2012 and 2011, respectively.

Blackstone Obligations

At September 30, 2012 and 2011, the Company owed Mr. Blackstone, an officer of the Company, $187,403 and $184,603, respectively for salary and services provided to the Company. Unpaid salary relating to fiscal 2008 included in such 2011 amount is $21,675 with the balance of $187,403 and $162,928, respectively, included in accounts payable in the accompanying Balance Sheets. These amounts contain no accrued interest. The Company has defaulted on its obligation to pay such amounts to Mr. Blackstone. In April 2011, the Company issued a Debenture (see Note 6) for $14,000 as a payment on the amount due Mr. Blackstone.

Maxwell Note Payable and 7.25% Convertible Debentures

During fiscal 2010, the Company borrowed $60,000 from Charles T. Maxwell, a Director of the Company. The note bears interest at prime plus 2 percent (total of 5.25%) and was due on demand on or before March 31, 2012 (as amended). As of September 30, 2012 and 2011, accrued but unpaid interest on the note totals $8,250 and $2,592, respectively. During fiscal 2012 and 2011, the Company recorded $3,150 and $3,159, respectively, as interest expense related to the note.

See Note 6 regarding the 7.25% Convertible Debentures held by Mr. Maxwell totaling $45,000 outstanding at September 30, 2012 and 2011. At September 30, 2012, accrued and unpaid interest on the Debentures totals $7,913.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

The Company has defaulted on its obligations to pay any amounts due to Mr. Maxwell in connection with the note or the Debentures. Mr. Maxwell has not demanded payments as of September 30, 2012, nor exercised any other rights he has pursuant to the terms of the note or the Debentures.

Real Asset Management, LLC Note Payable

During fiscal 2010, the Company borrowed $50,000 from Real Asset Management, LLC (“RAM”), an entity affiliated with David A. Grady, a Director of the Company. The note bears interest at 15% per annum and is due on demand on or before July 15, 2012 (as amended). Initially, the Company pledged a certificate of deposit at a bank (“CD”) as collateral for the note. In October 2010, the Company paid $10,000 on the note (principal of $8,125 and interest of $1,875). The CD was released as collateral for the note in February 2011. In April 2011, the Company issued a Debenture (see Note 6) for $20,000 as partial payment on the note (principal of $16,619 and interest of $3,381). As of September 30, 2012, the principal balance due on the note was $25,256 and accrued but unpaid interest on the note totals $5,428. During fiscal 2012 and 2011, the Company recorded $3,798 and $5,282, respectively, as interest expense related to the note. The Company has defaulted on its obligation to pay such amounts due on the note. RAM has not demanded payment as of September 30, 2012 nor exercised any other rights it has pursuant to the terms of the note or the Debentures.

Notes Receivable from Former Executive Officers

In August 2005, the Company entered into employment contracts with Stephan V. Benediktson as Chief Executive Officer of the Company and Nathan Trynin as Executive Vice President. In August 2007, Messrs. Benediktson and Trynin resigned from their respective positions with the Company. Each of Mr. Benediktson and Mr. Trynin were given the right to acquire common stock of the Company at the average of the bid and ask closing price for the five trading days prior to the effective dates of their contracts. Each party exercised that right. Mr. Benediktson and Mr. Trynin entered into notes with the Company totaling $576,000 to cover the majority of such purchase of the common stock offered by their employment agreements. See Note 11.

Other Accrued Salary Expense

In addition to the accrued salary expense discussed above (see the Amir, Martin, Novinskie and Blackstone Obligations), the Company is indebted to certain former officers of the Company for unpaid salaries totaling $57,671 and $67,550 at September 30, 2012 and 2011, respectively.

8.	COMMITMENTS AND CONTINGENCIES

See Note 12 – Litigation.

As discussed in Note 1, as of September 30, 2012, the Company and certain of its subsidiaries were in default of various obligations and certain debt obligations classified as Current Liabilities in the accompanying Balance Sheet. The Company has not accrued a provision for any costs or expenses for which it might be liable pursuant any provision which might be included in the agreements underlying such defaulted obligations in the event a party to such agreement commences an action to collect amounts due such party.

Lease Commitments

At September 30, 2012 the Company leases one office location and certain office equipment. The terms of all of the leases are for less than one year. Rent expense has been recorded in General and Administrative Expenses as $78,083 and $90,268 for fiscal 2012 and 2011, respectively.

The Company leases, on a monthly basis, a compressor used in oil and gas operations. Rent expense has been recorded in Lease Operating Expenses as $9,888 and $8,272 during fiscal 2012 and 2011, respectively. Such rent expense represents the Company’s portion attributable to its working interest in the natural gas well serviced by the compressor.

Future Abandonment Costs and Asset Retirement Obligations

See Note 2.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

Mineral Supply Requirements

The Company sells one of its CA Series Products under the tradename ReNuGen™ which is used in wastewater treatment facilities pursuant to an oral agreement with the purchaser. Shipments totaled 5 and 4 tons for fiscal 2012 and 2011, respectively.

During fiscal 2010, the Company entered into an agreement to sell zeolite to be used in certain agricultural applications including but not limited to feed supplements and soil additives in a ten state area in the south-central part of the US. On August 10, 2012, the Company gave notice to the purchaser to terminate the agreement in October 2012 pursuant to the notice provision provided in the agreement. There were no shipments during fiscal 2012 and shipments totaled 118 tons for fiscal 2011.

In April 2011, the Company entered into a Material Supply and Joint Venture Agreement between CAMI (wholly-owned subsidiary) and VSI (see Note 4). During fiscal 2012 and 2011, the Company made no shipments of product to VSI and the Company did not receive any orders from VSI. VSI has not met certain performance standards as set forth in the agreement. On April 13, 2012, the Company gave notice to VSI and terminated the agreement pursuant to the provision in respect to termination for cause.

On July 3, 2012, CAMI entered into an operating agreement for ZLLC as discussed in Note 4 to develop products utilizing CAPI’S Clinoptilolite zeolite mineral. Other than seeking initial capital, ZLLC had no activity through September 30, 2012, and has no material supply commitments.

9.	CAPITAL STOCK

The Articles of Incorporation of the Company provide for authorized capital stock of 100,000,000 shares of common stock, par value $0.01 per share, and 20,000,000 shares of preferred stock, par value $0.01 per share. No Series A Preferred shares are outstanding at September 30, 2012 and no such shares were issued or outstanding during fiscal 2012 and 2011. The 8% Cumulative Convertible Preferred Stock (“Series B Preferred Stock”) was issued in the acquisition of Clean Age Minerals, Inc. in September 2000. The Series B Preferred Stock can be converted to common stock at 85% of the average closing price of the 5 days before the date of conversion with a minimum amount of $1.25 per share. Thus, at September 30, 2012, the 135,000 shares of Series B Preferred Stock were convertible into 1,080,000 shares of Common Stock.

Further, the shares of Series B Preferred Stock (i) earn dividends at the rate of 8% per annum computed on the basis of a 365 day year, and (ii) have priority in liquidation to the extent of the stated value of $10.00 per share plus any unpaid dividends over any other preferred stock, common stock or any other stock issued after September 19, 2000. At September 30, 2012, the liquidation preference totals $3,284,239 (stated value of $1,350,000 plus arrearages in cumulative dividends of $1,934,239).

During fiscal 2012 and 2011, there were no dividend payments (cash or otherwise) in respect to the Common Stock.

Series A Preferred Stock

No shares of Series A Preferred Stock were issued during fiscal 2012 and 2011. No shares were outstanding at September 30, 2012, 2011 and 2010. During fiscal 2011, the Company paid $59,338 of dividends on the Company's Series A Preferred Stock by issuing 237,352 shares of Common Stock (see Note 6).

Series B Cumulative Convertible Preferred Stock

No shares of Series B Preferred Stock, par value of $0.01 per share, were issued during fiscal 2012 and 2011. During fiscal 2012, 10,000 shares of Series B Preferred Stock were converted into 80,000 shares of Common Stock as discussed in Note 7. During fiscal years 2012 and 2011, there were no cash dividend payments in respect to the Series B Cumulative Convertible Preferred Stock.

The only dividends paid prior to fiscal 2011 on the Company's Series B Preferred Stock were in shares of Common Stock at the time of conversion of the respective shares of such Preferred Stock into Common Stock.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

At September 30, 2011, dividends payable on Series B Preferred shares totaled $1,914,558. At September 30, 2010, dividends payable totaled $1,857,895 - Series A of $59,338 and Series B of $1,798,557. As of October 1, 2011, the beginning of fiscal 2012, the Company no longer accrues dividends on the Series B Preferred shares due to the very low probability that the holders of the Series B Preferred shares at September 30, 2011, will elect to convert such shares into shares of Common Stock. Also, the Company is not required to pay dividends by issuing shares of its Common Stock. The Company intends to pay dividends on the Series B Preferred shares when its financial condition makes any such payment appropriate. Accordingly, Preferred Stock Dividends Payable in respect to the Series B Preferred Stock at September 30, 2012 and 2011, have been classified as a long-term liability.

During the third quarter of 2012, Carl Haessler, a Director, accepted 73,854 shares of Common Stock as satisfaction for any and all dividends due him ($92,318 of which $88,319 were accrued) in respect to his direct holdings of 30,000 shares of Series B 8% Cumulative Convertible Preferred Stock through the date of the conversion of 10,000 of such shares. See Note 7.

At September 30, 2012, the arrearages in cumulative dividends on the Series B Preferred Stock totals $1,934,239.

Subscriptions Receivable

At September 30, 2011, the notes receivable totaling $576,000 from Messrs. Benediktson and Trynin, as discussed in Note 11, are classified as Subscriptions Receivable. As of September 30, 2012, management of the Company believes that the collection of the principal balance of and interest due pursuant to such notes receivable is in doubt. As of September 30, 2012, the Company changed to the recovery method in accounting for the notes receivable and interest thereon and the principal and interest will be recorded when, and if, collected. Subscriptions receivable and additional paid-in capital were each reduced $576,000 as of September 30, 2012, to reflect the impairment of the notes receivable.

Shares Outstanding

	Number of Common Shares	Number of Series B Preferred Shares
Outstanding at September 30, 2009 (3)	45,100,811	145,000
Conversion of 7.25% Convertible Debentures into Common Stock (see Note 7)	221,134	-
Issuance of Stock For Patent License Rights (1)	140,000	-
Outstanding at September 30, 2010 (3)	45,461,945	145,000
Conversion of 7.25% Convertible Debentures into Common Stock (see Note 7)	350,000	-
Issuance of Common Stock in connection with Vendor Settlement (see Note 12)	357,677	-
Issuance of Common Stock in connection with Consulting Services Agreement (2)	2,400,000	-
Issuance of Common Stock in connection with Amir Settlement Agreement (see Note 7)	419,292	-
Outstanding at September 30, 2011(3)	48,988,914	145,000
Estate of Eric Haessler (see Note 6)	158,290	-
Dov Amir (see Note 6)	140,000	-
Carl A. Haessler (see Note 7):
Conversion 10,000 shares of Series B 8% Cumulative Convertible Preferred Stock	80,000	(10,000)
Payment in satisfaction of Series B dividend obligation	73,854	-
Outstanding at September 30, 2012 (3)	49,441,058	135,000

(1)	The Company issued 140,000 shares of its Common Stock in consideration for the License Agreement. The Company recorded $40,907 as Patents License Rights based on an average price of $0.29 per share.
(2)	The Company issued 2,400,000 shares in connection with the Consulting Services Agreement with the Musser Group (see Note 1). The shares of common stock issued to individuals associated with the Musser Group were valued at $360,000, the market price at time of issuance ($0.15 per share). Also, the Company issued to individuals associated with the Musser Group warrants for the purchase of 2,500,000 shares of Common Stock at an exercise price of $0.15 per share. The warrants may not be exercised unless and until the average bid and asking closing price of the Company’s Common Stock exceeds $1.00 per share for a period of thirty consecutive trading days. The warrants are exercisable through February 24, 2016. The fair value of the warrants was determined to be $375,153 using the Black-Scholes valuation model and the following assumptions: a contractual term of 5 years, risk free interest rate of 2.16%, dividend yields of 0%, and volatility of 163%. The Company filed a registration statement under the Securities Act of 1933 on Form S-8 for the shares of Common Stock issued to individuals associated with the Musser Group. The total fair value of the shares of Common Stock and the warrants issued individuals associated with to the Musser Group amounted to $735,153 and such amount was recorded as prepaid consulting fees.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

(3)	The number of common shares outstanding includes 1,800,000 shares which are pledged as collateral for certain notes due the Company by certain former executive officers (see Note 11).

Options and Warrants Outstanding

The Company has granted the following options and warrants to purchase common stock:

	Number of Shares pursuant to Options and Warrants	Weighted Average Price per Share
Outstanding at September 30, 2010	2,622,305	$0.38
Stockholder Warrants:
Expired (3)	(822,305)	$0.55
Issued(4) (5) (6)	3,100,000	$0.15
Employee and Director Stock Options:
Granted(2)	950,000	$0.22
Expired(1)	(200,000)	$0.48
Outstanding at September 30, 2011	5,650,000	$0.20
Granted	-
Expired(7) (8)	(400,000)	$0.48
Outstanding at September 30, 2012 (9)	5,250,000	$0.18

(1)	During fiscal 2006, Charles T. Maxwell was granted an option to purchase 200,000 shares of stock at an exercise price of $0.48 per share under the Company’s Non-qualified Independent Director Stock Option Plan. The option expired unexercised during fiscal 2011.
(2)	On April 26, 2011, the Board of Directors granted (a) an option to purchase 200,000 shares of stock to a Director (Charles T. Maxwell) under the Company’s Non-qualified Independent Director Stock Option Plan, (b) an option to purchase 500,000 shares of Common Stock to a Director (Robert E. Martin) and (c) an option to purchase 250,000 shares of Common Stock to the Chief Accounting Officer (Richard W. Blackstone). The options are exercisable through April 2016 at an exercise price of $0.22 per share. The options vest 50% in April 2012 and 25% in each of April 2013 and 2014.
(3)	On December 21, 2007, Sonata Investment Company, Ltd. loaned the Company $75,000. The Company paid the note during fiscal 2008. In connection with this loan, the Company issued warrants for the purchase of 822,305 shares of Common Stock at a purchase price of $0.55 per share. The warrants expired unexercised in December 2010.
(4)	On January 12, 2011, Sonata Investment Company, Ltd. loaned $60,000 to the Company pursuant to a promissory note of same date. The Company issued warrants for the purchase of 500,000 shares of stock at an exercise price of $0.15 per share. The warrants expire on December 31, 2015.
(5)	On February 25, 2011, the Company entered into a Consulting Services Agreement with the Musser Group (see Note 1). In addition to certain registered securities, the Company issued to individuals associated with the Musser Group warrants for the purchase of 2,500,000 shares of Common Stock at an exercise price of $0.15 per share. The warrants may not be exercised unless and until the average bid and asking closing price of the Company’s Common Stock exceeds $1.00 per share for a period of thirty consecutive trading days. The warrants are exercisable through February 24, 2016.
(6)	On April 26, 2011, the Company granted a warrant for the purchase of 100,000 shares of Common Stock to an engineering consultant to the Company. The warrant is exercisable through April 25, 2016, at an exercise price of $0.22 per share.
(7)	During fiscal 2007, the Company granted an option for the purchase of 200,000 shares of Common Stock to Richard W. Blackstone, an officer of the Company. The option was exercisable through October 2011, at an exercise price of $0.67 per share. The option expired unexercised during fiscal 2012.
(8)	During fiscal 2007, David A Grady, was granted an option to purchase 200,000 shares of stock at an exercise price of $0.28 per share under the Company’s Non-qualified Independent Director Stock Option Plan. The option expired unexercised during fiscal 2012. See Note 15.
(9)	See Note 11 concerning the contingently issuable (i) grant of 600,000 shares of common stock and (ii) option for the purchase of 1.2 million shares of common stock to Mr. Parrish pursuant to the terms of his employment agreement.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

Stock-Based Compensation

In March 2004, the shareholders of the Company approved the Non-qualified Independent Director Stock Option Plan pursuant to which 800,000 shares of Common Stock are authorized for grants for options. Each Director eligible for an award under the plan receives an option to purchase 200,000 shares of Common Stock at an exercise price equal to the average of the bid and asked closing prices for the Company’s Common Stock for the five trading days immediately preceding the date of the award. These option rights vest over a three-year period (but only while the recipient is a Director) - 100,000 shares in the first year and 50,000 shares in each of years two and three. The options expire five (5) years after issuance. In fiscal 2011, Charles T. Maxwell was awarded an option to purchase 200,000 shares of Common Stock at an exercise price of $0.22 per share. In fiscal year 2007, David A. Grady was elected to the Board of Directors and was awarded an option to purchase 200,000 shares of Common Stock at an exercise price of $0.28 per share (such option expired unexercised in fiscal 2012). In fiscal 2010, Lord John Gilbert was awarded an option to purchase 200,000 shares of Common Stock at an exercise price of $0.21 per share. As of September 30, 2011, two options to purchase a total of 400,000 shares of Common Stock have been awarded to Directors and remain unexercised at that date.

No options to purchase shares of Common Stock were granted during fiscal 2012 (see Note 11). Options to purchase 950,000 shares of Common Stock were granted during fiscal 2011, respectively. Options to purchase 400,000 and 200,000 shares of Common Stock expired during fiscal 2012 and 2011, respectively. Options to purchase 1,650,000 shares of Common Stock outstanding as of September 30, 2012, are held by officers, directors and employees of the Company (“Insiders”). The exercise prices for the options held by Insiders at September 30, 2012, range from $0.21 per share to $0.22 per share (average exercise price of $0.22 per share).

In accordance with ASC 718, the Company recorded stock-based compensation expense for fiscal 2012 and 2011 of $97,326 and $101,906, respectively, relating to stock options granted to employees. Such expense is included in General and Administrative Expenses. No tax benefit has been recognized. Compensation costs are based on the fair value at the grant date. The fair value of the options has been estimated by using the Black-Scholes option-pricing model with the following assumptions: risk free interest rates between 2.05% and 4.52%: expected life of five years; and expected volatility between 37% and 167%.

At September 30, 2011, there were 2,550,000 shares of Common Stock underlying options unexercised (weighted-average exercise price of $0.26 per share) of which 1,300,000 shares underlying options were not vested (weighted-average exercise price of $0.22 per share; weighted-average grant-date fair value of $0.21 per share). The following table summarizes information about options to purchase Common Stock outstanding as of September 30, 2012:

Exercise Price per Share	Number of Shares Underlying Options Unexercised	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Life (Years)	Number of Shares Underlying Options Exercisable	Weighted- Average Exercise Price per Share
$0.21-$0.22	2,150,000	$0.21	2.82	1,500,000	$0.21

No options to purchase shares of Common Stock were granted during fiscal 2012 (see Note 11). Options to purchase 950,000 of Common Stock were granted during fiscal 2011 (weighted-average exercise price of $0.22 per share; weighted-average grant-date fair value of $0.21 per share). At September 30, 2012, there were 650,000 shares of Common Stock underlying options that were not vested and the weighted-average grant-date fair value of such options was $0.22 per share.

At September 30, 2012, there was $81,413 of total unrecognized compensation cost related to non-vested share-based compensation awards. The cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of shares vested during the years ended September 30, 2012 and 2011 was $97,326 and $101,906, respectively.

Warrants

At September 30, 2012, warrants for the purchase of 3,100,000 shares of stock at an average exercise price of $0.15 per share are outstanding.

Financing Sources

On December 21, 2007, Sonata Investment Company, Ltd. loaned the Company $75,000. The maturity date of such loan was December 20, 2008. The Company paid the note during the third quarter of fiscal 2008. In connection with this loan, the Company issued warrants for the purchase of 822,305 shares of Common Stock at a purchase price of $0.55 per share. The warrants expired on December 31, 2010.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

On January 12, 2011, the Revocable Trust Created by Ian B. Jacobs under Agreement dated November 25, 1999, loaned $60,000 to the Company pursuant to a promissory note of same date. The Company issued warrants for the purchase of 500,000 shares of Common Stock at an exercise price of $0.15 per share. The warrants expire on December 31, 2015.

Consulting Services Agreement

On February 25, 2011, the Company entered into a Consulting Services Agreement with the Musser Group (see Note 1) to perform consulting services for the Company through February 2013. In addition to certain registered securities, the Company issued to individuals associated with the Musser Group warrants for the purchase of 2,500,000 shares of Common Stock at an exercise price of $0.15 per share. The warrants may not be exercised unless and until the average bid and asking closing price of the Company’s Common Stock exceeds $1.00 per share for a period of thirty consecutive trading days. The warrants are exercisable through February 24, 2016.

Engineering Consultant

On April 26, 2011, the Company granted a warrant for the purchase of 100,000 shares of Common Stock to an engineering consultant to the Company. The warrant is exercisable through April 25, 2016, at an exercise price of $0.22 per share.

10.	INCOME TAXES

At September 30, 2012 and 2011, the Company has current federal and state taxes payable of $192,427 and no deferred tax asset or liability. The income tax liabilities arose primarily from alternative minimum tax for fiscal 2004. The Company has accrued and unpaid interest of $92,531 and $100,681 at September 30, 2012 and 2011, respectively, for interest related to the federal and state income taxes. Interest expense related to tax liabilities of $13,050 and $29,628 for fiscal 2012 and 2011, respectively, is included in Interest Expense in the accompanying Consolidated Statement of Operations.

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

The Company accounts for income taxes in accordance with FASB ASC Topic 740, “Income Taxes”. ASC 740 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at September 30, 2012, operating loss carryforwards of approximately $24 million, which may be applied against future taxable income and will expire in various years through 2027. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined at this time. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards; therefore, no net deferred tax asset has been recognized. No potential benefit of these losses has been recognized in the financial statements. The company may be subject to IRC code section 382 which could limit the amount of the net operating loss and tax credit carryovers that can be used in future years.

The Company files income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2006.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

The income tax effects of timing differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at September 30, 2012 and 2011 are as follows:

	2012	2011
Net operating loss carryforwards	$8,517,676	$8,622,682
Basis differences in patent rights	-	(83,713)
Basis differences in property and equipment	(2,854,183)	(2,854,183)
State income taxes	37,233	37,233
Bonus expense	480,841	480,841
Interest Expense	384,804	344,778
Salary expense	319,072	338,867
	6,885,443	6,886,505
Less valuation allowance	(6,885,443)	(6,886,505)
Deferred tax expense (benefit)	$-	$-

Below is a reconciliation of the reported amount of income tax expense attributable to continuing operations for the year to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax loss for fiscal 2012 and 2011:

	2012	2011
Income tax benefit computed at the statutory Federal income tax rate	(35)%	(35)%
Change in valuation allowance	35%	35%
Effective income tax rate	0%	0%

Included in the table below are the components of income tax expense for fiscal 2012 and 2011:

	2012	2011
Current income tax expense (benefit)	$-	$-
Deferred income tax expense (benefit)	(270,466)	(576,890)
Valuation allowance	270,466	576,890
Total income tax expense (benefit)	$-	$-

11.	EMPLOYMENT CONTRACTS AND COMMITMENTS

On November 16, 2001, the Company entered into Key Man Employment Contracts (“Key Man Contracts”) with Robert E. Martin, Gary J. Novinskie and Dov Amir. The Key Man Contracts provide for acceleration of the vesting of incentive options should the Key Man be terminated prior to the expiration of the term of the Key Man Contracts. Each of Messrs. Novinskie and Amir was granted options for 500,000 shares of Company Common Stock while Mr. Martin was granted options for 1,000,000 shares of Common Stock. Mr. Martin resigned from the Company in 2005 and his option expired in fiscal 2007. Mr. Amir’s contract expired in accordance with its terms on September 30, 2006. Mr. Novinskie’s Employment Contract has been extended until September 30, 2014 in accordance with its terms. The options granted to Messrs. Amir and Novinskie expired unexercised during fiscal 2009.

In August 2005, the Company entered into employment contracts with Stephan V. Benediktson as Chief Executive Officer of the Company and Nathan Trynin as Executive Vice President. The employment contracts contain bonus provisions tied to the performance of the Company's stock. Mr. Benediktson and Mr. Trynin were given the right to acquire 1 million and 800,000 shares, respectively, of common stock of the Company at $0.37 per share - the average of the bid and ask closing price for the five trading days prior to the effective dates of their contracts. Each party exercised that right in September 2005. Mr. Benediktson and Mr. Trynin paid $90,000 in cash and entered into notes with the Company totaling $576,000 to cover their purchase of the stock offered by their employment agreements. The notes earn interest at the prime rate of interest charged from time to time by the PNC Bank, Philadelphia, Pennsylvania. The notes, as amended in fiscal 2010 (the “Amended Notes Receivable”), mature in August 2015. The Company holds the 1.8 million shares of its common stock as collateral for the notes. The notes have recourse only to the collateral and the stock will not be released to either Mr. Benediktson or Mr. Trynin unless and until their notes are satisfied in full in accordance with their terms. Interest due pursuant to these notes totaled $207,025 and $188,253 at September 30, 2012 and 2011, respectively. As of September 30, 2012, management of the Company believes that the collection of the principal balance of and interest due pursuant to such notes receivable is in doubt. As of September 30, 2012, the Company changed to the recovery method in accounting for the notes receivable and interest thereon, and the principal and interest will be recorded when, and if, collected. This change to the recovery method resulted in the recognition of $207,025 as an impairment of the interest receivable at September 30, 2012. The principal balance of the notes receivable ($576,000) was previously reflected as subscriptions receivable. Subscriptions receivable and additional paid-in capital were each reduced $576,000 as of September 30, 2012, to reflect the impairment of the notes receivable.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

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

In October 2006, the Company entered into an Employment Agreement with Richard W. Blackstone. Mr. Blackstone joined the Company as the Secretary and Controller and currently serves as the Chief Accounting Officer. Under the terms of the Agreement, in addition to his base salary, Mr. Blackstone was granted an option to purchase 200,000 shares of Common Stock at an exercise price ($0.67 per share) equal to the then market price of the Company’s Common Stock. The option expired unexercised in October 2011. The employment agreement was amended in September 2009. Mr. Blackstone’s Employment Contract has been extended until October 2013 in accordance with its terms.

On August 23, 2012, the Company, entered into an agreement with Michael D. Parrish to become the Chief Executive Officer and a director of the Board of Directors of the Company. The initial term of Mr. Parrish’s employment (effective May 18, 2012) expired on November 20, 2012 per its terms. See Note 15. The agreement’s performance targets include the obtainment of at least $1 million of capital from a third party and cash-on-hand on an unrestricted basis in an amount of at least $650,000 by November 1, 2012. The agreement provides for base salary of $100,000 for the six months of the initial term and escalations thereof upon the attainment of certain performance targets as well as renewal provisions. Mr. Parrish was granted an option for the purchase of 1.2 million shares of Common Stock at $0.14 per share contingent upon the attainment of certain performance benchmarks. Such option vests 50% on each of the first and second anniversary dates of the effective date of his employment agreement and expire on the third anniversary date. Further, should certain performance benchmarks be met during the initial year of the agreement, Mr. Parrish shall be awarded 600,000 shares of Common Stock over a six month period issuable on the last day of each such month and the shares shall be valued based on the closing price of the Common Stock on the day before such issuance. During fiscal 2012, the Company did not recognize any stock-based compensation expense related to the agreement in that the contingencies specified in the agreement have not been met. Compensation of $87,500 paid to Mr. Parrish is recognized in the financial statements for the fiscal year ended September 30, 2012.

12.	LITIGATION

During October 2009, a working interest owner commenced an action against a subsidiary of the Company (“WRC”) in the District Court of Burleson County, Texas, for an accounting of expense and revenues for six wells. WRC, through its Texas counsel, had filed a general denial of the claim. In November 2009, WRC provided the plaintiff with a complete accounting for all wells in question. The plaintiff sought additional discovery and WRC has provided additional information. During July 2012, WRC and certain owners of overriding royalty and working interests in oil and gas wells operated by WRC agreed to the general terms of a settlement agreement. Pursuant to the settlement agreement (effective September 1, 2012), WRC paid $120,000 in cash for (i) settlement of all amounts due from WRC to such certain owners and (ii) the acquisition of the working interest ownership position of the respective entities. The parties entered into mutual releases and the litigation was terminated with prejudice.

During September 2010, a complaint was filed against WRC in the District Court of Burleson County, Texas, seeking judgment in respect to $92,921 owed to a vendor of WRC. In November 2010, the vendor agreed to dismiss its complaint against WRC after a settlement agreement was reached whereby WRC made an initial payment of $30,000 in cash and delivered 357,677 shares of the Company’s Common Stock (consideration to the vendor of $42,921). The Company did not retire the remaining obligation by March 1, 2011, as required by the settlement agreement. The remaining obligation of $20,000 was satisfied by the Company during fiscal 2012. During fiscal 2011, the Company recognized $7,154 of interest expense relating to the fair value of the shares of its Common Stock issued to such vendor.

In July 2012, certain owners of royalty interests in certain oil and gas wells operated by WRC commenced an action against WRC in the District Court of Burleson County, Texas, for, among other things, an accounting of expense and revenues for certain wells. The plaintiff also alleged that WRC failed to fully develop the lease. The lease is held by production by inclusion in a production unit for certain wells and is fully developed. WRC, through its Texas counsel, has filed a general denial of the claim.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

In August 2012, a surface owner in certain property on which a natural gas gathering system right-of-way is owned by a subsidiary of the Company (“DRIOP”) commenced an action against DRIOP in the Circuit Court of Randolph County, West Virginia, alleging interference with access by such surface owner to and from certain property. DRIOP, through its West Virginia counsel, has filed a general denial of the claim.

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

Hall Energy, Inc. (“Hall”), an independent petroleum engineering firm, evaluated all of the Company’s proved reserves on a consolidated basis as of September 30, 2012. A copy of the summary reserve report is included as Exhibit 99.2 to this Annual Report on Form 10-K. The technical person responsible for preparing our proved reserves estimates meets the requirements with regards to qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Hall does not own an interest in any of our properties and is not employed by us on a contingent basis.

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

All of the reserve estimates are reviewed and approved by the President of the Company. The President of the Company holds a Bachelor of Science degree in Petroleum Engineering from the Pennsylvania State University in Petroleum and Natural Gas Engineering with more than 36 years of experience in preparing reserve reports under the guidelines of the SEC with both major and independent oil and gas entities.

The Company’s estimated proved undeveloped reserves at September 30, 2010 are the estimated quantities which geological and engineering data indicates can be recovered in future years from the drilling of new wells on undrilled acreage (development) and/or from existing wells with the expenditure of significant funds (redevelopment). These reserves estimates were prepared by the Company’s independent consulting engineer and are based on the available technology and the prevailing market conditions. All of such identified development and redevelopment opportunities are associated with acreage held by production from existing wells, which factored into the assessment of the proved undeveloped reserves. The Company has identified fifteen (15) potential development and redevelopment opportunities associated with its existing leasehold acreage in Texas. The economic viability and development timing of these opportunities were evaluated in terms of the prevailing market conditions as part of the annual reserve estimates. The development timing is impacted by producing wells as certain acreage is not available to be included in a developmental unit until production from certain currently producing wells becomes uneconomic. Based on this assessment, proved undeveloped reserves were assigned to four developmental opportunities at September 30, 2010. During fiscal 2011, such reserves were reclassified from proved to probable reserves as no progress was made during fiscal 2011 to convert such reserves to proved developed reserves. The Company believes that the potential for the development of such locations will occur within the next few years as a result of renewed interest in the area of its properties. The prevailing oil price and the development of properties in “resource plays” in the area of the Company’s acreage are major factors contributing to such interest. At September 30, 2012 and 2011, the Company has assigned probable and possible reserves to the fifteen (15) potential developmental locations.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

The following table shows the changes in the Company's proved oil and gas reserves for the year:

	2012		2011
	Crude Oil and Condensate (Barrels)	Natural Gas (MCF)	Crude Oil and Condensate (Barrels)	Natural Gas (MCF)
Proved Developed and Undeveloped Reserves:
Balance Beginning of Year	34,149	342,862	84,482	521,745
Acquisition of Reserves	5,166	26,802	-	-
Disposition of Reserves	-	-	-	-
Reclassification to probable/possible reserves (1)	-	-	(65,086)	(188,852)
Revision of Previous Estimates	(10,467)	99,121	16,464	43,048
Production for Year	(2,112)	(34,404)	(1,711)	(33,079)
Balance - End of Year	26,736	434,381	34,149	342,862
At End of Year:
Proved Developed Reserves	26,736	434,381	34,149	342,862
Proved Undeveloped Reserves	-	-	-	-

(1)	The reclassification of reserves in 2011 from proved undeveloped reserves at September 30, 2010, to probable reserves is discussed above.

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

The standardized measure of discounted future net cash flows is determined by using estimated quantities of proved reserves and taking into account the future periods in which they have been projected to be developed and produced. Estimated future production is priced at the average price received for fiscal 2012 and 2011 for the amounts at September 30, 2012 and 2011, respectively. The resulting estimated future cash inflows are reduced by estimated future costs to develop and produce the proved reserves. The future pretax net cash flows are then reduced further by deducting future income tax expenses as applicable. The resultant net cash flows are reduced to present value amounts by applying the ASC 932 mandated 10% discount factor.

Standardized Measure of Discounted Future Net Cash Inflows as of September 30, 2012 and 2011:

	2012	2011
Future cash inflows	$4,369,426	$5,034,710
Future production costs	(1,690,387)	(1,639,920)
Future development costs	(9,590)	(24,974)
Future income tax expense*	-	-
Subtotal	2,669,449	3,369,816
Discount factor at 10%	(877,137)	(1,163,150)
Standardized Measure of Future Net Cash Flows	$1,792,312	$2,206,666

* The Company presently has approximately $24 million of loss carry-forwards for Federal income tax purposes. Based on these loss carry-forwards no future taxes payable have been included in the determination of future new cash inflows. Future corporate office general and administrative expenses have not been deducted in determining future net cash flows.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

Summary of Changes in Standardized Measure of Discounted Future Net Cash Flows

	2012	2011
Balance - Beginning of Year	$2,206,666	$2,866,464
Increase (decrease) in future net cash flows:
Sales for the year net of related production costs	(174,070)	(183,717)
Acquisition of reserves in place	47,078	-
Changes due to reclassification of proved reserves to probable reserves (see Note 13)	-	(1,943,411)
Changes in estimated future development costs	9,915	40,484
Changes in sales and transfer prices net of production costs related to future production	(618,181)	812,197
Change due to revision in quantity estimates and other	97,237	328,003
Disposition of reserves in place	-	-
Extensions and discoveries net of related costs	-	-
Accretion of discount	220,667	286,646
Balance - End of Year	$1,792,312	$2,206,666

15. SUBSEQUENT EVENTS

Litigation - In October 2012, certain owners of royalty interests in certain oil and gas wells operated by WRC commenced an action against a subsidiary of the Company (“WRC”) in the District Court of Burleson County, Texas, for, among other things, an accounting of expense and revenues for certain wells. The plaintiff also alleged that WRC failed to fully develop the lease. The lease is held by production by inclusion in a production unit for certain wells and is fully developed. WRC, through its Texas counsel, had filed a general denial of the claim.

Premium Finance Agreement - During November 2012, the Company entered into a Commercial Premium Finance Agreement for $17,908 to finance certain insurance premiums. The maturity date of the agreement is August 1, 2013, and the interest rate is 8.754%. Consistent with the provisions of the agreement, the Company is required to make monthly payments of principal and interest of $2,052.

Employment Contract - In November 2012, the employment contract with Michael D. Parrish (see Note 11) was renewed.

Grant of Option to Purchase Common Stock - On December 27, 2012, David A Grady, a Director of the Company, was granted an option to purchase 200,000 shares of stock at an exercise price of $0.06 per share under the Company’s Non-qualified Independent Director Stock Option Plan. The option is exercisable through December 2017. The option vests 50% in December 2013 and 25% in each of December 2014 and 2015.

February 2013 Private Placement - Commencing in January 2013, the Company offered a private placement under the provisions of Regulation D promulgated under the Securities Act of 1933, as amended (the “2013 Private Placement”). The 2013 Private Placement consists of up to five hundred thousand dollars ($500,000) for the issuance of up to 5 million shares of Common Stock at $0.10 per share and warrants to purchase up to 2 million shares of Common Stock at an exercise price of $0.50 per share. The warrants expire on January 16, 2018. The Company will utilize the proceeds of this private placement for general working capital purposes.

Management Evaluation - Management performed an evaluation of Company activity through the date the audited consolidated financial statements were prepared for issuance, and concluded that there are no other significant subsequent events requiring disclosure.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management must apply its judgment in evaluating the cost–benefit relationship of possible controls and procedures.

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2012.

REPORT OF MANAGEMENT

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2.	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

3.	Provide reasonable assurance regarding prevention or timely detection of an unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management has used the framework set forth in the report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Management has concluded that our internal control over financial reporting was effective as of the end of the most recent year.

There has been no change in our internal control over financial reporting during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS

Set forth below is certain information about each of the Directors of the Company including the name, age, principal occupation, business experience and length of service as a Director of the Company.

Business Experience

Lord Gilbert [John] (83)

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

David A. Grady (67)

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

Carl A. Haessler (53)

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

Robert E. Martin (85)

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

Charles T. Maxwell (81)

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

Gary J. Novinskie (62)

Mr. Novinskie is the President and Chief Financial Officer of the Company. Mr. Novinskie was the interim Chief Executive Officer of the Company from August 2007 to May 2012. Mr. Novinskie has been the President and Chief Financial Officer of the Company since October 1996 and was previously the Chief Operating Officer of Deven Resources, Inc. Prior to his employment with Deven Resources, Inc., Mr. Novinskie was a Vice President of Broad Street Financial Company, a privately held holding company in Columbus, Ohio for four years. Mr. Novinskie also served as the President of Omni Exploration, Inc., a public oil and gas company for seven years, as Vice President in the Energy Lending Department of the Huntington National Bank in Cleveland, Ohio, and has held various engineering and management positions during his career with Amoco Production Company at various locations throughout the United States. Mr. Novinskie holds a B.S. from the Pennsylvania State University in Petroleum and Natural Gas Engineering, and an M.B.A from Case Western Reserve University, majoring in Banking and Finance.

Michael D. Parrish (49)

Mr. Parrish became the Chief Executive Officer and a Director of the Company effective May 2012. Mr. Parrish was Chairman and Chief Executive Officer of Environmental Infrastructure Holdings Corp. (“EIHC”) from December 2009 through August 2012. Prior to his positions with EIHC, Mr. Parrish was Founder, President and CEO of Equisol, LLC, an environmental services company specializing in industrial air, water and ground instrumentation. Prior to his tenure with Equisol, Mr. Parrish held various executive positions in several General Electric companies where he served in positions such as General Manager for global logistics and services for GE’s water business, and earlier, as Managing Director for GE Capital specializing in e-commerce, Six Sigma, and productivity of several of GE’s equipment management groups. Prior to GE, Mr. Parrish served for 14 years active duty in the U.S. Army where he held various leadership positions of increasing responsibility as an Army Aviator culminating as a member of the Army Acquisition Corps. Mr. Parrish has a bachelor’s degree in engineering from the U.S. Military Academy at West Point, as well as a master’s degree in astronautical engineering from Stanford University and an MBA with honors from the Wharton School of the University of Pennsylvania. He is the past President of the West Point Society of Philadelphia and serves on the advisory boards of the USO of SEPA/NJ and the United States Military Academy at West Point.

Executive Officers

The following is a list of names and ages of all of the executive and other officers of the Company indicating all positions and offices held by such person and each person’s principal occupation or employment with the Company. The executive officers are elected annually by the Board of Directors.

Name	Principal Occupation	Age	Executive Officer Since

Michael D. Parrish	Chief Executive Officer since May 2012	49	2012

Gary J. Novinskie	Interim Chief Executive Officer from August 2007 through May 2012, President and Chief Financial Officer since 1996	62	1996

Richard W. Blackstone	Vice President and Chief Accounting Officer since 2006; Secretary from October 2006 through January 2009	54	2006(1)

Robert E. Martin	President of CAMI	85	2008(2)

David A. Grady	Secretary since February 2009	67	2009(2)

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

The Company received no Forms 5 filed by any party. Based upon a review of Forms 3 and 4 filed during the fiscal year ended September 30, 2012 and information as of September 30, 2012 concerning beneficial ownership known to the Company for which a Form 3 or 4 should have been filed as relating to persons subject to Section 16(a):

1)	Lord Gilbert has not filed any forms required by Section 16 of the Exchange Act;
2)	Mr. Grady had not filed Forms 4 to report the acquisition of 142,857, 81,428 and 71,429 shares of Common Stock during fiscal 2011, 2010 and 2009, respectively; and,
3)	Mr. Haessler has not filed a Form 4 to report the acquisition of 73,854 shares of Common Stock during 2012.

Code of Ethics

The Company has adopted a Code of Business Ethics that informs the Company’s directors and employees of their legal and ethical obligations to the Company and sets a high standard of business conduct. The Code of Business Ethics applies to all employees and, where applicable, to directors of the Company. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver from, any provision (including the standards listed under Item 406 of Regulation S-K) of the Code of Business Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions by posting such information on the Company’s web site (www.dalecoresources.com) and is included as Exhibit 14.1 to this Annual Report on Form 10-K. The Company will provide a copy of the Code of Business Ethics to any person without charge, upon written request to the attention of the Corporate Secretary’s Office, Daleco Resources Corporation, 17 Wilmont Mews, 5th Floor, West Chester, Pennsylvania 19382.

CORPORATE GOVERNANCE

Director Nominee Procedures

There have been no changes in the procedures by which security holders may recommend nominees to the Company’s Board of Directors after the Company last provided disclosure of such procedures.

Nominating and Governance Committee

The Board of Directors has established a nominating and governance committee (the “Nominating and Governance Committee”) that currently consists of Messrs. Grady and Maxwell. Mr. Grady serves as Chairperson of the Nominating and Governance Committee. It has been determined by the Company’s Board of Directors that each member of the Nominating and Governance Committee meets NASDAQ independence requirements. The Nominating and Governance Committee members are appointed annually by the Board of Directors at its annual meeting immediately following the Annual Meeting of Shareholders. The Committee operates pursuant to a charter that was adopted by the Company’s Board of Directors in April 2008. A copy of the Nominating and Governance Committee Charter can be found on the Company’s website (www.dalecorsources.com) and is attached to this Annual Report on form 10-K, as Exhibit 3.5. The duties of the Nominating and Governance Committee include identification and nominations to the Board of Directors of candidates for election as Directors of the Company and the development and review of the Company’s Corporate Governance Principles. As part of its assigned duties, the Nominating and Governance Committee will review the Corporate Governance Principles and report to the Board of Directors as to their acceptability in scope and application, as well as recommend any future amendments thereto. The Nominating and Governance Committee held three meetings during fiscal 2012.

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

Audit Committee

The Board of Directors has established an audit committee (the “Audit Committee”) in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, that currently consists of Messrs. Gilbert and Maxwell. Mr. Maxwell serves as Chairperson of the Audit Committee. It has been determined by the Company’s Board of Directors that each member of the Audit Committee meets the applicable NASDAQ independence requirements and that Lord Gilbert is an Audit Committee “financial expert,” as defined in Item 401 of Regulation S-K, due to his business experience and background described previously within this Annual Report on Form 10-K. The Audit Committee members are appointed annually by the Board of Directors at its annual meeting immediately following the Annual Meeting of Shareholders. The Audit Committee operates pursuant to a charter that was adopted by the Company’s Board of Directors in December 2005. A copy of the Audit Committee charter can be found on the Company’s website (www.dalecoresources.com) and is included as Exhibit 3.2 to this Annual Report on Form 10-K.The duties of the Audit Committee include the responsibility of reviewing financial information (both external and internal) about the Company and its subsidiaries so as to assure (i) that the overall audit coverage of the Company and its subsidiaries is satisfactory and appropriate to protect the shareholders from undue risks and (ii) that an adequate system of internal financial control has been designed and implemented throughout the Company and is being effectively maintained. Additionally, the Audit Committee has sole authority and direct responsibility with respect to the appointment, compensation, retention and oversight of the Company’s independent registered public accounting firm, or independent auditor. Also, as part of its duties, the Audit Committee has adopted procedures for receiving and acting on complaints received by the Company regarding accounting, internal accounting controls and auditing issues. Such complaints should be sent to the attention of the Corporate Secretary’s Office, Daleco Resources Corporation, 17 Wilmont Mews, 5th Floor, West Chester, Pennsylvania 19382. The Audit Committee held three meetings during fiscal 2012.

AUDIT COMMITTEE REPORT

The following report has been submitted by the Audit Committee:

The Audit Committee is comprised solely of Independent Directors, under the requirements of The NASDAQ Stock Market LLC and SEC rules. In addition, the Board of Directors has determined that Mr. Gilbert is a “financial expert” as defined by Regulation S-K. The Audit Committee held three meetings during fiscal 2012. The Audit Committee operates under a written charter, which is available on the corporate governance page of the Company’s web site at www.dalecoresources.com and at Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

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

The Audit Committee meets with the independent registered public accounting firm, with and without management present, to discuss the results of its examinations, the evaluations of the Company’s internal controls and the overall quality of the Company’s financial reporting. The Audit Committee has reviewed and discussed with management and Vasquez & Company LLP the audited financial statements for the fiscal year ended September 30, 2012. The Audit Committee has also reviewed and discussed management’s assessment of internal control over financial reporting with management. The Audit Committee also reviewed and discussed with Vasquez & Company LLP its report on the Company’s consolidated financial statements as of September 30, 2012 and 2011 that such financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries as of September 30, 2012 and 2011, and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Based on its review of the audited consolidated financial statements and discussions with management and Vasquez & Company LLP referred to above, the Audit Committee recommended to the Board of Directors the inclusion of the audited financial statements for the fiscal year ended September 30, 2012 in the Company’s Annual Report on Form 10-K for filing with the SEC.

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

Compensation Committee

The Board of Directors has established a compensation committee (the “Compensation Committee”) that currently consists of Messrs. Grady, Haessler and Maxwell. Mr. Grady serves as Chairperson of the Compensation Committee. It has been determined by the Company’s Board of Directors that each member of the Compensation Committee meets NASDAQ independence requirements. The Compensation Committee members are appointed annually by the Board of Directors at its annual meeting immediately following the Annual Meeting of Shareholders. The Committee operates pursuant to a charter that was adopted by the Company’s Board of Directors in April 2008. A copy of the Compensation Committee Charter can be found on the Company’s website (www.dalecoresources.com) and is attached to this Annual Report on Form 10-K, as Exhibit 3.6. The duties of the Compensation Committee include annual determination of the compensation of the Chief Executive Officer and other executive officers and review and approval of goals and objectives relevant to his activities, review and approval of the Chief Executive Officer’s recommendations as to the compensation to be paid other officers of the Company, establishing that all compensation for executive officers and other officers is in compliance with securities law provisions, and review and approval of the Company’s equity-based incentive programs. The By-laws do not provide the Compensation Committee with any delegation authority regarding its duties. See the discussion below under “Compensation Discussion and Analysis” and “Compensation of Directors” for more information about the Compensation Committee’s processes and procedures. The Compensation Committee held three meetings during fiscal 2012.

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

Since August 2007, we believe that our executive compensation program should not be overly influenced by the short-term performance of our stock, but should instead promote long-term shareholder value. Our executive officers and other officers are already individually focused on promoting long-term shareholder value because they are each significantly invested in our common stock. Our experience, however, has been that utilizing salary, annual cash incentive awards, and long-term equity-based awards as the primary elements of our executive compensation program are the best way to continue to align our executives’ compensation interests with our goal of promoting long-term shareholder value.

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

Compensation Administration

The Compensation Committee of our Board of Directors, which we refer to as our Compensation Committee, reviews and determines the compensation for our named executives and other officers. The compensation that we paid our named executive and other officers in fiscal years 2012 and 2011 is disclosed in detail in the tables and narratives below under the heading “Executive Compensation.” Our Compensation Committee is also responsible for, among other things, structuring and administering the compensation programs and plans in which our named executive and other officers participate.

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

Our Compensation Committee granted equity incentive awards in fiscal 2012 and 2011.

We believe the total cash compensation paid (the combination of salary and incentives) to our named executive and other officers for fiscal 2011was below the compensation paid for executives holding similar positions in our peer group.

We believe the total cash compensation paid (the combination of salary and incentives) to our Chief Executive Officer for fiscal 2012 was competitive for executives holding similar positions in our peer group, but above the compensation historically paid by the Company. We believe the total cash compensation paid (the combination of salary and incentives) to our President/Chief Financial Officer and other officers for fiscal 2012 was below the compensation paid for executives holding similar positions in our peer group

Primary Elements of Compensation

Generally, we have established executive compensation objectives that are primarily focused on helping us create long-term shareholder value. We believe that we can best achieve our executive compensation program objectives by offering competitive short-term compensation combined with appropriate long-term equity-based compensation tied to our operating results and our achievement of incremental shareholder value. To this end, the primary elements of our executive compensation program are salary, short-term incentive awards, and long-term equity-based incentive awards, which are each described in detail below. Generally, we look at our named executive officers and other officers’ complete compensation arrangements when establishing salaries, annual cash awards, and short-term and long-term equity incentive awards.

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

For fiscal year 2011, the amount of each named executive and other officer’s salary did not change substantially from such officers’ base fiscal year 2010 salary. Salaries earned by our named executive officers for fiscal years 2012 and 2011 appear below in the “Salary” column of our 2011 Summary Compensation Table. The employment agreement (effective May 18, 2012) between the Company and Mr. Parrish is attached to this Annual Report on Form 10-K as Exhibit 10.26. The Company is in default in respect to payments required in 2012 and prior fiscal years pursuant to its agreements with Messrs. Novinskie, Blackstone and Martin. See Exhibits 10.5, 10.20 and 10.7, respectively, to this Annual Report on Form 10-K for the employment agreements with Messrs. Novinskie, Blackstone and Martin. In January 2009, Mr. Blackstone and the Company mutually agreed to amend Mr. Blackstone’s employment contract with the Company. Mr. Blackstone has agreed to remain with the Company on a part-time basis as its Vice President and Chief Accounting Officer. The Company is also in default in respect to payments required in fiscal 2008 and prior fiscal years pursuant to its agreements with certain other executive officers at that time.

Annual Cash Incentive Awards

Although the Company has never done so in the past, it is its desire to provide our named executive officers and other officers with annual cash incentive awards designed to motivate them to help us achieve our annual financial goals. The Board of Directors retains discretionary authority for any such awards recommended by the Compensation Committee. An annual cash incentive payment, if awarded, is made in the fiscal year following the year in which it is earned. No annual cash incentive payments were awarded for fiscal 2011 nor have any been awarded for fiscal 2012.

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

Other Benefits

Our named executive officers are also eligible to participate in our employee benefit plans available to all salaried employees, including our group life, health, hospitalization and/or medical reimbursement plans. These plans do not discriminate in scope, terms or operation, in favor of executive officers or Directors and are available generally to all salaried employees. Messrs. Blackstone and Martin did not participate in such plans during fiscal 2012 and 2011.The Company does not have a 401(k) savings plan or a deferred compensation program. We do not make post-termination payments and benefits available to our named executive officers. The value of these benefits are reviewed annually by our Compensation Committee, but are not generally considered as part of the overall compensation program for purposes of allocating among cash, equity and other compensation.

Perquisites

We do not believe that providing perquisites to our named executive officers helps us achieve any of our compensation program objectives, including the promotion of long-term shareholder value. We limit the perquisites made available to our named executive officers that are not otherwise available to all salaried employees, and believe that this arrangement is consistent with our “pay for performance” philosophy. During fiscal 2012 and 2011, we offered our named executive officer no perquisites.

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

Employment and Severance Agreements

We do maintain employment agreements with Messrs. Parrish, Novinskie and Blackstone. Such agreements generally include specific cash payments in the event the officer’s employment is terminated other than for cause or terminated by the officer for good reason as set forth in such agreement. The agreements do not require the officer to mitigate the amount of benefits paid by seeking other employment, and the benefits payable under the agreement are not subject to reduction for other compensation earned by the officer after termination. The agreements do have expiration dates. We believe that these agreements were necessary for us to attract and retain these officers. See further disclosure below under “Potential Payments Upon Termination or Change in Control” for more information.

Stock Ownership Guidelines

As discussed above and as disclosed below in the beneficial ownership tables, our named executive officers have a substantial equity incentive and/ or equity interest in the Company. As a result, we do not have a formal policy requiring that our named executive officers own any predetermined amount of our stock. However, as indicated above, a primary objective of our “pay for performance” philosophy is to align our named executive officers’ compensation interests with our goal of creating long-term shareholder value. We therefore encourage our current named executive officers to continue to maintain an equity ownership in the company, which ownership further aligns their compensation interests with the interests of our shareholders.

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

The following tables and narratives provide, for the fiscal years ended September 30, 2012 and 2011, descriptions of the cash compensation paid by the Company, as well as certain other compensation, to Messrs. Novinskie, Blackstone and Martin (referred to as named executive officers).

Summary Compensation Table

The following table summarizes compensation earned during fiscal 2012 and 2011 by our named executive officers:

Name and Principal Position	Fiscal Year	Salary ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(f)	(f)	(j)
Michael D. Parrish, Chief Executive Officer since May 2012 (2)	2012	$87,500	$0	$0	$87,500
Gary J. Novinskie,	2012	$100,000	$0	$0	$100,000
Interim Chief Executive Officer from August 2007 through May 2012,, President and Chief Financial Officer	2011	$100,000	$0	$0	$100,000
Richard W. Blackstone,	2012	$0	$0	$133,320	$133,320
Vice President and Chief Accounting Officer (3)	2011	$0	$51,729	$101,150	$152,879
Robert E. Martin,	2012	$0	$0	$0	$0
President of CAMI	2011	$0	$103,457	$0	$103,457

(1)	The dollar amount reported in the Option Awards column represents the grant date fair value of each award calculated in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts were included in the Notes to Consolidated Financial Statements. In April 2011, the Board of Directors granted (a) an option to Mr. Martin to purchase 500,000 shares of Common Stock and (b) an option to Mr. Blackstone to purchase 250,000 shares of Common Stock. The options are exercisable through April 2016 at an exercise price of $0.22 per share. The options granted to Messrs. Martin and Blackstone vest 50% in April 2012 and 25% in each of April 2013 and 2014.

(2)	On August 23, 2012, the Company, entered into an agreement with Michael D. Parrish to become the Chief Executive Officer and a director of the Board of Directors of the Company. The initial term of Mr. Parrish’s employment (effective May 18, 2012) expired on November 20, 2012 per its terms. The agreement’s performance targets include the obtainment of at least $1 million of capital from a third party and cash-on-hand on an unrestricted basis in an amount of at least $650,000 by November 1, 2012. The agreement provides for base salary of $100,000 for the six months of the initial term and escalations thereof upon the attainment of certain performance targets as well as renewal provisions. Mr. Parrish was granted an option for the purchase of 1.2 million shares of Common Stock at $0.14 per share contingent upon the attainment of certain performance benchmarks. Such option vests 50% on each of the first and second anniversary dates of the effective date of his employment agreement and expire on the third anniversary date. Further, should certain performance benchmarks be met during the initial year of the agreement, Mr. Parrish shall be awarded 600,000 shares of Common Stock over a six month period issuable on the last day of each such month and the shares shall be valued based on the closing price of the Common Stock on the day before such issuance. During fiscal 2012, the Company did not recognize any stock-based compensation expense related to the agreement in that the contingencies specified in the agreement have not been met. In November 2012, the employment contract with Michael D. Parrish was renewed.
(3)	During fiscal 2012 and 2011, Mr. Blackstone was compensated on a consulting basis pursuant to the January 2009 amendment to his employment agreement.

Outstanding Equity Awards at 2011 Fiscal Year End Table

The following table shows all outstanding equity awards held by our named executive officers at the end of fiscal 2012:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(e)	(f)
Parrish(1)	0	0
Novinskie (2)	375,000	125,000	$0.21	12/20/14
Blackstone (3)	125,000	125,000	$0.22	4/25/16
Martin (3)	250,000	250,000	$0.22	4/25/16

(1)	See note 2 to the Summary Compensation Table.
(2)	In December 2009, Mr. Novinskie was granted an option to purchase 500,000 shares of Common Stock. The option is exercisable through December 2014 at an exercise price of $0.21 per share. The option vested 50% in December 2010 and vests 25% in each of December 2011 and 2012.
(3)	In April 2011, the Board of Directors granted (a) an option to Mr. Martin to purchase 500,000 shares of Common Stock and (b) an option to Mr. Blackstone to purchase 250,000 shares of Common Stock. The options are exercisable through April 2016 at an exercise price of $0.22 per share. The options granted to Messrs. Martin and Blackstone vest 50% in April 2012 and 25% in each of April 2013 and 2014.

Options Exercised

The named executive officers did not exercise any options during fiscal years 2012 and 2011.

Pension Benefits

The Company does not maintain any defined benefit plans or other plans with specified retirement benefits in which its named executive officers participate.

Nonqualified Deferred Compensation

The Company does not maintain any nonqualified deferred compensation plans in which its named executive officers participate.

Potential Payments Upon Termination or Change in Control

Messrs. Parrish, Novinskie and Blackstone may terminate employment with the Company under a number of different scenarios, including retirement, voluntary termination for good reason, voluntary termination without good reason, involuntary termination without cause, involuntary termination for cause, and termination in connection with a change in control, death and disability. Except as discussed below, the Company generally limits the payments or other forms of compensation that the Company will provide its named executive officers when their employment with the Company is terminated to compensation elements that the Company provides all its employees upon termination, namely payment of any earned but unpaid salary and accrued but unpaid vacation benefits.

At September 30, 2012, the Company was a party to Employment Agreements with Messrs. Parrish, Novinskie and Blackstone (see Exhibits 10.26, 10.5 and 10.20, respectively, to this Annual Report on Form 10-K) which provide for the officer to receive certain cash payments and other benefits if his employment with the Company is terminated other than for cause. Cause generally means the employee’s willful engaging in malfeasance or felonious conduct that in any material respect impairs the reputation, goodwill or business position of the Company or involves misappropriation of the Company’s funds or other assets. Good reason generally means termination triggered by certain reductions in compensation, duties and responsibility and authority or certain changes in place of employment. The employment agreement with Mr. Parrish also includes for cause provisions in case certain performance benchmarks are not obtained and/or maintained. See note 2 to the Summary Compensation Table

Tabular Disclosure. The table below reflects the estimated amount of payments or compensation the named executive officer may receive under particular termination scenarios. The amounts shown in the tables below assume that the named executive officer is terminated as of September 30, 2012. Actual amounts that may be paid to any named executive officer upon termination of employment, however, can only be determined at the time of such named executive officer’s actual termination. The following table shows the potential payments upon termination under various circumstances for Messrs. Parrish, Novinskie and Blackstone:

Benefits and Payments Upon Termination	Termination by Company Without Cause or Voluntary Termination for Good Reason on 09/30/12 (4)	Termination by Company With Cause or Voluntary Termination Without Good Reason on 09/30/12	Termination Subsequent to a Change in Control on 09/30/12		Termination by Death on 09/30/12	Termination by Disability on 09/30/12 (3)
Compensation:
Salary
Parrish (5)	$12,500	$0	$12,500		$12,500	$12,500
Novinskie(1)(2)(4)	$200,000	$0	$200,000		$200,000	$200,000
Blackstone (1)(2)(4)	$90,000	$0	$90,000		$90,000	$90,000

Base salary lump sum
Parrish	$0	$0	$0		$0	$0
Novinskie	$300,000	$0	$300,000	(2)	$0	$0
Blackstone	$270,000	$0	$270,000	(2)	$0	$0

(1)	The amount of base salary and compensation payable to the named executive officer for services rendered during prior fiscal years has not been paid in full. As of September 30, 2012, Novinskie and Blackstone are owed $387,292 and $187,403, respectively.
(2)	For a termination subsequent to a change in control, this amount represents a lump sum cash payment based on the officer’s annual salary.

(3)	This amount reflects an assumption that the officer will receive the maximum available disability payment.
(4)	All options granted to the executive shall become fully vested in executive and he shall have a period of three years from the date of termination to exercise any such options.
(5)	There are no outstanding equity and long-term incentive awards granted to and for the benefit of Parrish as of September 30, 2012. See note 2 to the Summary Compensation Table concerning the contingently issuable (i) grant of 600,000 shares of common stock and (ii) option for the purchase of 1.2 million shares of common stock.

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

The following table summarizes compensation earned during the 2012 fiscal year by our non-employee Directors:

	Fees Earned or	Option
	Paid in Cash	Awards	Total
Name	($)	($)(1)	($)
(a)	(b)	(d)	(h)
Lord Gilbert	$0	$0	$0
David A. Grady	$0	$0	$0
Carl A. Haessler	$0	$0	$0
Charles T. Maxwell	$0	$0	$0

(1)	The dollar amount reported in the Option Awards column represents the grant date fair value of each award calculated in accordance with FASB ASC Topic 718 using the Black Scholes option-pricing model. Assumptions used in the calculation of these amounts are included in Notes 1 and 9 of Notes to Consolidated Financial Statements.

COMPENSATION COMMITTEE REPORT

The following report has been submitted by the Compensation Committee:

The Compensation Committee has reviewed and discussed the Company’s Compensation Discussion and Analysis with management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 for filing with the SEC.

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
David A. Grady, Chairperson
Charles Maxwell

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information Table

The following table contains information as of September 30, 2012 regarding securities authorized for issuance under equity plan compensation plans including the Non-Qualified Independent Director Stock Option Plan and individual compensation arrangements:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	400,000	$0.22	400,000
Equity compensation plans and arrangements not approved by security holders (2)	1,750,000	$0.21	-
Total (2)(3)	2,150,000	$0.21	400,000

(1)	See the Director Compensation table.
(2)	See Note 9 of the Notes to Consolidated Financial Statements.
(3)	See note 2 to the Summary Compensation Table concerning the contingently issuable (i) grant of 600,000 shares of common stock and (ii) option for the purchase of 1.2 million shares of common stock.

Non-qualified Independent Director Stock Option Plan Committee

The Board of Directors has established a Non-qualified Independent Director Stock Option Plan committee (the “Non-qualified Independent Director Stock Option Plan Committee”) that currently consists of Messrs. Grady and Maxwell. Mr. Grady serves as Chairperson of the Non-qualified Independent Director Stock Option Plan Committee. The Non-qualified Independent Director Stock Option Plan Committee members are appointed annually by the Board of Directors at its annual meeting immediately following the Annual Meeting of Shareholders. The Committee operates pursuant to the Non-qualified Independent Director Stock Option Plan approved by the Shareholders at the Company's Annual Meeting in March 2004 (“Plan”). The Plan provides for award of incentive options to outside directors of the Company. The options granted by this Plan vest over time in the ordinary course and upon certain conditions, one of which would be the merger with or acquisition of the Company. A copy of the Plan is included as Exhibit 10.21 to this Annual Report on Form 10-K for the fiscal year ended September 30, 2012. The Non-qualified Independent Director Stock Option Plan Committee held one meeting during fiscal 2012.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

As of December 31, 2012, no person is known to the Company to be the beneficial owner of more than five percent (5%) of the Company's Common Stock, as set forth on such person’s filings with the Securities and Exchange Commission (“SEC”) and the records of the Company.

Security Ownership of Management

The following information indicates the beneficial ownership by all executive officers and Directors of the Company as a group, each individual Director and each individual officer named in the Summary Compensation Table, of the outstanding Common Stock as of December 31, 2012:

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Richard W. Blackstone	225,000 shares	(1)	0.45	%(9)
Lord Gilbert [John]	550,000 shares	(2)	1.11	%(9)
David A. Grady	565,714 shares	(3)	1.14	%(9)
Carl A. Haessler	928,272 shares	(4)	1.87	%(9)
Robert E. Martin	1,680,000 shares	(5)	3.40	%(9)
Charles T. Maxwell	488,096 shares	(6)	0.98	%(9)
Gary J. Novinskie	1,603,308 shares	(7)	3.21	%(9)
Michael D. Parrish	0 shares		0.0	%(9)
All directors, nominees and current executive and other officers as a group (8 persons)	6,040,390 shares	(8)	11.90	%(10)

(1)	The stock ownership of Mr. Blackstone consists of 100,000 shares owned by him directly and 125,000 shares obtainable on exercise of options exercisable as of December 31, 2012.
(2)	The stock ownership of Lord Gilbert [John] consists of 350,000 shares owned by him directly and 200,000 shares obtainable on exercise of options exercisable as of December 31, 2012.
(3)	The stock ownership of Mr. Grady consists of 324,286 shares held by him directly, 110,000 shares held by the David & Barbara Grady Revocable Trust of which he is a trustee, 50,000 shares held by the Grady Survivor’s Trust of which he is a trustee and 81,428 shares held by Zia Trust, Inc. of which he is an officer.
(4)	The stock ownership of Mr. Haessler consists of 492,078 shares owned by him directly, 117,274 shares owned by the Estate of Alice A. Haessler of which he is Conservator, 158,290 shares held by the Eric R. Haessler Bypass Trust U/A/D May 1, 2012 of which he is trustee and 160,000 shares obtainable on the conversion of 20,000 shares of Series B Preferred Stock owned by him directly (assuming a conversion date of December 31, 2012).
(5)	The stock ownership of Mr. Martin consists of 1,680,000 shares owned by him directly.
(6)	The stock ownership of Mr. Maxwell consists of 66,667 shares owned by him directly, 321,429 shares obtainable on conversion of his holdings of the 7.25% Convertible Debentures owned by him directly (assuming a conversion date of December 31, 2012) and 100,000 shares obtainable on exercise of options exercisable as of December 31, 2012.
(7)	The stock ownership of Mr. Novinskie consists of 1,103,308 shares owned by him directly and 500,000 shares obtainable on exercise of options exercisable as of December 31, 2012.
(8)	This group consists of eight persons, seven of whom are directors of the Company and Mr. Blackstone.
(9)	The applicable percentage ownership is based on 49,441,058 shares of Common Stock outstanding as of December 31, 2012, plus all securities exercisable or convertible by such beneficial owner into shares of Common Stock as of December 31, 2012.
(10)	The applicable percentage ownership is based on 49,441,058 shares of Common Stock outstanding as of the Record Date plus all securities exercisable or convertible by such eight beneficial owners into shares of Common Stock as of December 31, 2012.

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

Transactions With Related Persons

Certain Personal Loans

During March 2012, the Audit, Compensation and Nominating and Governance Committees of the Board of Directors (“Board”) (collectively, “AC&N Committees”) became aware of personal loans entered into in September 2005 totaling in excess of $400,000 from Amir, a former director/officer of the Company, to four individuals. It is the understanding of the AC&N Committees (based on oral representations of Mr. Amir) that (i) the proceeds of such loans were used to fund the exercise in September 2005 of options (granted to such individuals in September 2000) to purchase shares of Common Stock (at $0.25 per share); (ii) two of such individuals are current employees of the Company, including the President/CFO and a current Director; (iii) one of such individuals is a former employee of the Company; (iv) one of such individuals is a former Director and Secretary of the Company and has served and is serving as general counsel (EV&T) to the Company; (v) the sole collateral for each of the loans is the Common Stock acquired by each individual upon the exercise of each option; and (vi) there is no agreement between Amir and such individuals regarding their voting rights related to the Common Stock owned by such individuals and Amir.

Amir Obligations

On July 12, 2011, the Company entered into a Settlement Agreement with Dov Amir (a former Director of the Company) as discussed in Note 6 of the Notes to Consolidated Financial Statements.

Martin Obligations

In connection with the acquisition of CAMI, CAMI owes Robert E. Martin, a director of the Company, the amount of $134,811 (“Martin Debt”). The Martin Debt was to have been satisfied on or before September 18, 2001, but was not and remains outstanding. As of September 30, 2012, the Martin Debt amounts to $134,811 in principal and accrued but unpaid interest totals $129,773. The Martin Debt is evidenced by a note providing for an annual rate of interest of 8% and repayment of such notes and interest thereon is guaranteed by DRC. As of September 30, 2012, the Company owed Mr. Martin $245,835 in salary and $19,051 in unpaid reimbursable business expenses. These amounts contain no accrued interest. As of September 30, 2012, the Company was indebted to Mr. Martin in the aggregate amount of $529,470.

Novinskie Obligations

Under the terms of Mr. Novinskie’s employment agreement, Mr. Novinskie, currently the President and a Director of the Company, was to have received a cash bonus of $25,000 as of September 30, 2002. This bonus was not paid. As of September 30, 2012, the Company owed Mr. Novinskie $362,292 in salary and $25,000 in bonuses. As of September 30, 2012, the Company was indebted to Mr. Novinskie in the aggregate amount of $387,292. These amounts contain no accrued interest.

Haessler Obligations

In connection with the acquisition of CAMI, CAMI owes $83,478 to Carl A. Haessler, a director of the Company, and $20,000 to Alice A. Haessler, Carl A. Haessler, guardian and conservator (collectively the “Haessler Debt”) at September 30, 2012. The Haessler Debt was to have been satisfied on or before September 18, 2001, but was not and remains outstanding. As of September 30, 2012, the Haessler Debt amounts to $103,478 in principal and accrued but unpaid interest totals $99,611. See Note 6 of the Notes to Consolidated Financial Statements concerning repayment during fiscal 2012 of certain amounts due the Estate of Eric Haessler. The Haessler Debt is evidenced by notes providing for an annual rate of interest of 8% and repayment of such notes and interest thereon is guaranteed by DRC. As of September 30, 2012, the Haessler Debt and accrued but unpaid interest totaled $203,089.

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

The Company owes Series B Preferred Stock dividends (see Note 9) to Carl A. Haessler of $5,667 at September 30, 2012, respectively.

Blackstone Obligations

At September 30, 2012, the Company owed Mr. Blackstone, an officer of the Company, $187,403 services provided to the Company. This amount contains no accrued interest. The Company has defaulted on its obligation to pay such amounts to Mr. Blackstone.

Maxwell Note Payable and 7.25% Convertible Debentures

During fiscal 2010, the Company borrowed $60,000 from Charles T. Maxwell, a Director of the Company. The note bears interest at prime plus 2 percent (total of 5.25%) and was due on demand on or before March 31, 2012 (as amended). As of September 30, 2012, accrued but unpaid interest on the note totals $8,250.

See Note 6 of the Notes to Consolidated Financial Statements regarding the 7.25% Convertible Debentures held by Mr. Maxwell totaling $45,000 outstanding at September 30, 2012. At September 30, 2012, accrued and unpaid interest on the Debentures totals $7,913.

The Company has defaulted on its obligations to pay any amounts due to Mr. Maxwell in connection with the note or the Debentures. Mr. Maxwell has not demanded payments as of September 30, 2012, nor exercised any other rights he has pursuant to the terms of the note or the Debentures.

Real Asset Management, LLC Note Payable

During fiscal 2010, the Company borrowed $50,000 from Real Asset Management, LLC (“RAM”), an entity affiliated with David A. Grady, a Director of the Company. The note bears interest at 15% per annum and is due on demand on or before July 15, 2012 (as amended). As of September 30, 2012, the principal balance due on the note was $25,256 and accrued but unpaid interest on the note totals $5,428. The Company has defaulted on its obligation to pay such amounts due on the note. RAM has not demanded payment as of September 30, 2012 nor exercised any other rights it has pursuant to the terms of the note or the Debentures.

Notes Receivable from Former Executive Officers

In August 2005, the Company entered into employment contracts with Stephan V. Benediktson as Chief Executive Officer of the Company and Nathan Trynin as Executive Vice President. In August 2007, Messrs. Benediktson and Trynin resigned from their respective positions with the Company. The employment contracts contain bonus provisions tied to the performance of the Company's stock. Mr. Benediktson and Mr. Trynin were given the right to acquire 1 million and 800,000 shares, respectively, of common stock of the Company at $0.37 per share - the average of the bid and ask closing price for the five trading days prior to the effective dates of their contracts. Each party exercised that right in September 2005. Mr. Benediktson and Mr. Trynin paid $90,000 in cash and entered into notes with the Company totaling $576,000 to cover their purchase of the stock offered by their employment agreements. The notes earn interest at the prime rate of interest charged from time to time by the PNC Bank, Philadelphia, Pennsylvania. The notes, as amended in fiscal 2010 (the “Amended Notes Receivable”), mature in August 2015. The Company holds the 1.8 million shares of its common stock as collateral for the notes. The notes have recourse only to the collateral and the stock will not be released to either Mr. Benediktson or Mr. Trynin unless and until their notes are satisfied in full in accordance with their terms. Interest due pursuant to these notes totaled $207,025 at September 30, 2012. As of September 30, 2012, management of the Company believes that the collection of the principal balance of and interest due pursuant to such notes receivable is in doubt. See Note 11 of the Notes to Consolidated Financial Statements.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

As of September 30, 2012, the Compensation Committee consisted of Messrs. Grady and Maxwell. None of the current members of the Compensation Committee during fiscal 2012 had any related person transaction with the Company required to be disclosed under Item 404 of Regulation S-K. Currently, no executive officer of the Company is serving as a member of the Compensation Committee or Board of Directors of any other entity that had an executive officer serving as a member of the Company’s Board or Compensation Committee such that the service would constitute an interlock under Item 404 of Regulation S-K.

ANTI-TAKEOVER

The Board of Directors has not adopted any anti-takeover amendments, but reserves the right to do so. There are presently issued and outstanding 135,000 shares of Series B Preferred Stock, par value $0.01, with a stated value of $10.00 per share, and 49,441,058 shares of Common Stock, par value $0.01. This leaves 19,855,000 shares of preferred stock, authorized but unissued, and 50,558,942 shares of Common Stock, authorized but unissued, available as an anti-takeover device, without giving effect to: (i) the exercise of all outstanding options and warrants held by Management (including members of the Board of Directors) (see "Security Ownership of Management"), (ii) a maximum of 1,080,000 shares of Common Stock into which the remaining 135,000 shares Series B Preferred Shares may be converted, (iii) a maximum of 321,429 shares of Common Stock into which the $45,000 of 7.25% Convertible Debentures may be converted, and (iv) a maximum of 1,071,936 shares of Common Stock into which the $267,984 of Convertible Note Payable and interest thereon may be converted . There are options and warrants for the purchase of a total of 5,250,000 shares of Common Stock, including those held by management, outstanding as of September 30, 2012. For additional information in respect to outstanding warrants and options, see Note 9 to the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K. While the issuance of these potentially available shares are all possible mechanisms which might be considered by the Board of Directors to frustrate a hostile takeover of the Company, the Board of Directors has not considered taking such actions, and no anti-takeover action has been put into effect.

At the Company's Annual Meeting in March 2004, the Shareholders approved the Company's Non-qualified Independent Director’s Stock Option Plan (“Plan”) for award of incentive options for the purchase of shares of Common Stock to outside directors of the Company. The options granted by this Plan vest over time in the ordinary course and upon certain conditions, one of which would be the merger with or acquisition of the Company with another entity. While the vesting provisions may be deemed by some to be an anti-takeover device, the Plan has not been proposed or viewed by Management in that context. An option the purchase of 200,000 shares of Common Stock, with an exercise price of $0.21 per share, was awarded to Lord Gilbert during fiscal 2010 and such option remains unexercised as of September 30, 2012. An option for the purchase of 200,000 shares of Common Stock, with an exercise price of $0.28 per share, was awarded to Mr. Grady during fiscal 2007 and such option expired unexercised during fiscal 2012. An option for the purchase of 200,000 shares of Common Stock, with an exercise price of $0.22, was awarded to Mr. Maxwell during fiscal 2011 and such options remain unexercised as of September 30, 2012. An option for the purchase of 200,000 shares of Common Stock, with an exercise price of $0.06, was awarded to Mr. Grady on December 27, 2012. The option is exercisable through December 2017. The option vests 50% in December 2013 and 25% in each of December 2014 and 2015

Item 14. Principal Accounting Fees and Services.

Vasquez & Company LLP, an independent registered public accounting firm, has served as the Company’s independent auditors since 2005 and audited the consolidated financial statements for the fiscal years ended September 30, 2012 and 2011. The Audit Committee is directly responsible for the appointment of the Company’s independent registered public accounting firm and has appointed Vasquez & Company LLP to audit the Company’s financial statements for the year ending September 30, 2013.

AUDIT AND RELATED FEES

The following table recaps Vasquez & Company LLP fees pertaining to the fiscal years ended September 30, 2012 and 2011:

	2011	2010
Audit Fees	$131,650	$107,140
Audit-Related Fees	-	-
Tax Fees	5,000	-
All Other Fees	-	-
Total Fees	$136,650	$107,140

The Audit Committee considers whether the provision of non-audit services, if any, are compatible with maintaining the independence of Vasquez & Company LLP. The Audit Committee’s pre-approval policies and procedures for non-audit services are described in the Company’s Audit Committee charter. For the fiscal years ended September 30, 2012 and 2011, all of the services described above were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

FINANCIAL STATEMENTS.

The following audited financial statements are included herein in Item 8 of Part II:

*	Report of Independent Registered Public Accounting Firm
*	Consolidated Balance Sheets
*	Consolidated Statements of Operations
*	Consolidated Statements of Shareholders’ Equity
*	Consolidated Statements of Cash Flow
*	Notes to Consolidated Financial Statements

SUPPLEMENTAL INFORMATION.

The following supplemental information is included herein in Item 8 of Part II – See Notes 13 and 14:

*	Estimated Net Quantities of Proved Oil and Gas Reserves
*	Standardized Measure of Discounted Future Net Cash Flow from Estimated Production of Proved Oil and Gas Reserves
*	Summary of Changes in Standardized Measure of Discounted Future Net Cash Flows

EXHIBITS.

Exhibit No.	Description	Location

2.1	Agreement and Plan of Merger dated as of July 7, 2001, by and among Daleco Resources Corporation, DROC Acquisition, Inc., 16/6, Inc. and Thomas Smith	Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form SB-2, as filed on September 3, 2002

2.2	Agreement and Plan of Reorganization dated March 26, 2002 by and among Daleco Resources Corporation, a Delaware Corporation, and Daleco Resources Corporation of Nevada, a Nevada Corporation	Incorporated by reference to Exhibit 16(a) to the Company’s Current Report on Form 8-K dated April 10, 2002, as filed on April 11, 2002

2.3	Agreement and Plan of Reorganization by and among Daleco Resources Corporation, Strategic Minerals, Inc. and Clean Age Minerals, Incorporated dated September 19, 2000	Incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form SB-2 as filed on September 3, 2002

2.4	Articles of Merger of Daleco Resources Corporation, a Delaware corporation, into and with Daleco Resources Corporation of Nevada, a Nevada corporation, dated March 26, 2002	Incorporated by reference to Exhibit 16(d) to the Company’s Current Report on Form 8-K dated April 10, 2002, as filed on April 11, 2002

2.5	Certificate of Merger of Daleco Resources Corporation, a Delaware corporation, into and with Daleco Resources Corporation of Nevada, a Nevada corporation, dated March 26, 2002	Incorporated by reference to Exhibit 16(e) to the Company’s Current Report on Form 8-K dated April 10, 2002, as filed on April 11, 2002

3.1	Articles of Incorporation of Daleco Resources Corporation of Nevada, Inc., a Nevada corporation	Incorporated by reference to Exhibit 16(b) to the Company’s Current Report on Form 8-K dated April 10, 2002, as filed on April 11, 2002

3.2	Audit Committee Charter effective December 9, 2005	Incorporated by reference to Exhibit 3.7 to the Company’s Annual Report on Form 10-KSB for the fiscal year ending September 30, 2005, as filed on January 17, 2006

3.3	By-Laws of Daleco Resources Corporation of Nevada, Inc., a Nevada corporation	Incorporated by reference to Exhibit 16(c) to the Company’s Current Report on Form 8-K dated April 10, 2002, as filed on April 11, 2002

3.4	Corporate Governance Policy effective April 10, 2008	Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2008, as filed on May 15, 2008

3.5	Nominating and Governance Committee Charter effective April 10, 2008	Incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2008, as filed on May 15, 2008

3.6	Compensation Committee Charter effective April 10, 2008	Incorporated by reference to Exhibit 3.6 to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2008, as filed on May 15, 2008

3.7	Certificate of Amendment to Articles of Incorporation effective March 16, 2006	Incorporated by reference to Exhibit 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, as filed on May 23, 2011

Exhibit No.	Description	Location

10.1	Securities Purchase Agreement - Letter of Intent dated July 23, 2001, by and between Terra Silex Holdings, LLC and Daleco Resources Corporation	Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form SB-2 as filed on September 3, 2002

10.2	Stock Purchase Agreement dated September 20, 2001 by and between Terra Silex Holdings Ltd. Co. and Daleco Resources Corporation	Incorporated by Reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ending September 30, 2010 as filed on August 11, 2011

10.3	Warrant Agreement, dated September 21, 2001, between Terra Silex Holdings Ltd. Co. and Daleco Resources Corporation	Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form SB-2 as filed on September 3, 2002

10.4	Employment Agreement, dated November 30, 2001, between the Registrant and Dov Amir	Incorporated by Reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ending September 30, 2010 as filed on August 11, 2011

10.5	Employment Agreement, dated November 30, 2001, between the Registrant and Gary Novinskie	Incorporated by Reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ending September 30, 2010 as filed on August 11, 2011

10.6	Amendment to Employment Agreement (see Exhibit 10.20) dated January 19, 2009, between the Company and Richard W. Blackstone	Incorporated by Reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ending September 30, 2011 as filed on January 13, 2012

10.7	Key Man Contract, dated November 30, 2001, between the Company Robert E. Martin	Incorporated by Reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ending September 30, 2010 as filed on August 11, 2011

10.8	First Amendment to Master Distribution and Marketing Agreement among the Company and Sumitomo Corporation of America dated September 14, 2004	Incorporated by reference to the attachment to the Company’s Form 8-K as filed on September 16, 2004

10.9	Memorandum of Understanding for Development of Sierra Kaolin Deposit dated November 30, 2004	Incorporated by Reference to Exhibit 10.9 to the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007 as filed on February 14, 2008

10.10	Development and Operating Agreement (Calcium Carbonates, Cibola County, NM) dated February 14, 2005	Incorporated by Reference to Exhibit 10.38 to the Company’s Form 8-K as filed on February 17, 2005

10.11	Market and Product Development Agreement dated February 22, 2005	Incorporated by Reference to Exhibit 10.39 to the Company’s Form 8-K as filed on March 1, 2005

10.12	Sierra Kaolin Operating License dated March 11, 2005	Incorporated by Reference to Exhibit 10.39 to the Company’s Form 8-K as filed on March 17, 2005

10.13	Employment Agreement, effective August 10, 2005, between the Company and Stephan V. Benediktson	Incorporated by Reference to Exhibit 10.13 to the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007 as filed on February 14, 2008

10.14	Employment Agreement, effective August 10, 2005, between the Company and Nathan K. Trynin	Incorporated by Reference to Exhibit 10.14 to the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007 as filed on February 14, 2008

Exhibit No.	Description	Location

10.15	Third Amendment To Limestone Mining Lease and Agreement, dated August 22, 2007	Incorporated by Reference to Exhibit 10.15 to the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007 as filed on February 14, 2008

10.16	Settlement Agreement dated July 12, 2011 between the Company and Dov Amir	Incorporated by Reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ending September 30, 2011 as filed on January 13, 2012

10.17	Sierra Kaolin Restated Development and Operating Agreement Among Tecumseh Professional Associates, Inc., Tecumseh Industrial Minerals, LLC, Daleco Resources Corporation, Clean Age Minerals, Inc., and C.A. Properties, Inc. dated June 7, 2007	Incorporated by reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2007, as filed on August 14, 2007

10.18	Separation Agreement, dated October 27, 2006, between the Company and Dov Amir	Incorporated by Reference to Exhibit 10.18 to the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007 as filed on February 14, 2008

10.19	Employment Agreement, dated January 23, 2006, between the Company and David L. Matz	Incorporated by Reference to Exhibit 10.19 to the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007 as filed on February 14, 2008

10.20	Employment Agreement, dated October 4, 2006, between the Company and Richard W. Blackstone	Incorporated by Reference to Exhibit 10.20 to the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007 as filed on February 14, 2008

10.21	Non-qualified Independent Director Stock Option Plan Approved by the Shareholders at the Annual Meeting on March 24, 2004	Incorporated by Reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ending September 30, 2010 as filed on August 11, 2011

10.22	Second Amendment to Loan Agreement dated December 31, 2003	Incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2009 as filed on May 20, 2009

10.23	Consulting Services Agreement between The Musser Group LLC and Daleco Resources Corporation dated February 25, 2011	Incorporated by reference to Exhibit 10.23 to the Form 8-K as filed March 3, 2011

10.24	Notice of Waiver Date, effective April 3, 2012, concerning Employment Agreement of Gary J. Novinskie (dated November 30, 2001 – see Exhibits 10.5)	Incorporated by reference to Exhibit 10.24 to the Quarterly report on Form 10-Q for the quarter ended March 31, 2012 as filed on May 14, 2012

10.25	Notice of Waiver Date, effective April 3, 2012, concerning Employment Agreement of Richard W. Blackstone (dated October 4, 2006 – see Exhibits 10.20 and10.6)	Incorporated by reference to Exhibit 10.25 to the Quarterly report on Form 10-Q for the quarter ended March 31, 2012 as filed on May 14, 2012

10.26	Employment Agreement (effective May 18, 2012) between the Registrant and Michael D. Parrish dated August 23, 2012	Incorporated by reference to Exhibit 10.26 to the Current Report on Form 8-K dated August 23, 2012 as filed on August 28, 2012

14.1	Code of Ethics adopted December 9, 2005	Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ending September 30, 2005 as filed on January 17, 2006

Exhibit No.	Description	Location

21	Subsidiaries of the Company	Attached hereto

23.1	Consent of Krumrey Industrial Minerals, LLC dated December 29, 2010	Incorporated by Reference to Exhibit 23.1 to the Company's Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ending September 30, 2010 as filed on August 11, 2011

31.1	Certification of Michael D. Parrish, Chief Executive Officer, dated February 8, 2013	Attached hereto

31.2	Certification of Gary J. Novinskie, Chief Financial Officer, dated February 8, 2013	Attached hereto

32.1	Certification of Michael D. Parrish, Chief Executive Officer (Principal Executive Officer) and Gary J. Novinskie, Chief Financial Officer (Principal Financial Officer), dated February8, 2013	Attached hereto

99.1	Location Maps for Registrant’s Zeolite lease in Marfa County, Texas, Kaolin Claims in Sierra County, New Mexico, and Zeolite Claims in Beacon County, Utah	Attached hereto

99.2	Summary Reserve Report of Hall Energy, Inc. dated January 7, 2013	Attached hereto

101.INS	XBRL Instance Document	Filed Herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith

101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith

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

Bop. Barrels of oil per day.

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

DALECO RESOURCES CORPORATION

Dated: February 8, 2013	By:	/s/ MICHAEL D. PARRISH
Michael D. Parrish, Chief Executive Officer and
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 8, 2013	By:	/s/ MICHAEL D. PARRISH
Michael D. Parrish, Chief Executive Officer and
Director (Principal Executive Officer)

Dated: February 8, 2013	By:	/s/ GARY J. NOVINSKIE
Gary J. Novinskie, President and Chief Financial
Officer and Director (Principal Financial and
Accounting Officer)

Dated: February 8, 2013	By:	/s/ JOHN GILBERT
John Gilbert, Director

Dated: February 8, 2013	By:	/s/ DAVID A. GRADY
David A. Grady, Director

Dated: February 8, 2013	By:	/s/ CARL A. HAESSLER
Carl A. Haessler, Director

Dated: February 8, 2013	By:	/s/ ROBERT E. MARTIN
Robert E. Martin, Director

Dated: February 8, 2013	By:	/s/ CHARLES T. MAXWELL
Charles T. Maxwell, Director

-93-