Form 10-Q
period 2012-12-31
DALECO RESOURCES CORP
filed 2013-02-19
CIK 746967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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

Shares of Common Stock outstanding as of February 6, 2013: 51,891,058

Shares of Series B 8% Cumulative Convertible Preferred Stock outstanding of January 31, 2013: 135,000

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31 2012	September 30 2012
	(Unaudited)
ASSETS
Current Assets:
Cash and equivalents	$83,649	$190,738
Accounts receivable, net of allowance for doubtful accounts of $25,000	301,411	242,182
Prepaid consulting services agreement fees	59,093	151,237
Other current assets	10,773	8,615
Total Current Assets	454,926	592,772
Other Assets:
Patents license rights	40,907	40,907
Accumulated amortization of patents license rights	(39,759)	(36,351)
Net patents license rights	1,148	4,556
Prepaid mineral royalties – long-term	539,249	509,254
Restricted cash deposits	159,644	109,609
Total Other Assets	700,041	623,419
Property, Plant and Equipment:
Mineral properties, at cost	9,877,128	9,877,128
Accumulated depreciation, depletion and amortization	(95,000)	(95,000)
Net mineral properties	9,782,128	9,782,128
Oil and gas properties, at cost	4,471,590	4,471,590
Accumulated depreciation, depletion and amortization	(4,108,939)	(4,096,939)
Net oil and gas properties	362,651	374,651
Office equipment, furniture and fixtures, at cost	61,502	61,502
Accumulated depreciation	(61,502)	(61,502)
Net office equipment, furniture and fixtures	-	-
Total Net Property, Plant and Equipment	10,144,779	10,156,779
TOTAL ASSETS	$11,299,746	$11,372,970

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	September 30 2012
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,410,064	$1,312,526
Revenue payable to oil and gas royalty and other working interest owners	926,795	917,144
Federal and state income taxes payable	192,427	192,427
Accrued interest expense	1,140,849	1,099,441
Accrued salary expense	694,578	690,798
Accrued expense reimbursements	19,051	19,051
EV&T note payable	567,213	567,213
CAMI notes payable	455,943	455,943
Notes payable - related parties	85,256	85,256
Premium finance note payable	15,886	1,380
7.25% convertible debentures, net of unamortized discount of $3,897 and $4,515, respectively	41,103	40,485
Total Current Liabilities	5,549,165	5,381,664
Long-term Debt:
Convertible note payable, net of unamortized discount of $21,132 and $22,908, respectively	241,493	239,717
Other long-term liabilities:
Convertible accrued interest on convertible note payable	3,053	5,359
Accrued bonus expense	1,373,831	1,373,831
Series B 8% cumulative convertible preferred stock dividends accrued	1,826,239	1,826,239
Private placement funds held in escrow	50,000	-
Future abandonment costs	10,000	10,000
TOTAL LIABILITIES	9,053,781	8,836,810
Commitments and Contingencies
SHAREHOLDERS’ EQUITY:
Preferred Stock – 20,000,000 shares authorized
Series A preferred stock - par value of $0.01 per share (outstanding: none)	-	-
Series B 8% cumulative convertible preferred stock – par value of $0.01 per share (outstanding: 135,000 shares); liquidation preference of $1,350,000, plus arrearages in cumulative dividends of $1,961,228 and $1,934,239, respectively (see Note 8)	1,350	1,350
Common Stock – 100,000,000 shares authorized – par value of $0.01 per share (outstanding: 49,441,058 shares)	494,411	494,411
Additional paid-in capital	46,435,286	46,418,820
Accumulated deficit	(44,685,082)	(44,378,421)
TOTAL SHAREHOLDERS’ EQUITY	2,245,965	2,536,160
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,299,746	$11,372,970

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

(UNAUDITED)

	Three Months ended December 31
	2012	2011
Revenues:
Oil and gas sales	$105,185	$114,224
Well management revenue	68,909	71,440
Royalty receipts	920	1,513
Mineral sales	1,868	1,267
Total Operating Revenues	176,882	188,444
Expenses:
Lease operating expenses - oil and gas	40,782	48,020
Operating expenses and other costs - minerals	13,173	3,003
Production and severance taxes – oil and gas	5,727	6,374
Depreciation, depletion and amortization	15,408	162,771
General and administrative expenses	337,486	305,996
Total Expenses	412,576	526,164
Loss From Operations	(235,694)	(337,720)
Other Income (Expense):
Interest and dividend income	57	5,203
Interest expense	(71,024)	(90,791)
Total Other Income (Expense), Net	(70,967)	(85,588)
Loss before income taxes	(306,661)	(423,308)
Taxes based on income	-	-
Net Loss	(306,661)	(423,308)
Preferred stock dividends, accumulated and accrued (see Note 8)	(27,000)	(29,238)
Net loss applicable to common shareholders	$(333,661)	$(452,546)

Basic and fully diluted net loss per share	$(0.01)	$(0.01)
Weighted-average number of shares of common stock outstanding	49,441,058	48,988,914

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

(UNAUDITED)

	2012	2011
Cash Flows From Operating Activities:
Net loss	$(306,661)	$(423,308)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	15,408	162,771
Amortization of prepaid consulting services agreement fees	92,145	92,145
Amortization of discount on note payable – other	-	6,614
Amortization of discount on 7.25% convertible debentures	618	619
Amortization of discount on convertible note payable	1,776	2,644
Stock-based compensation expense	16,466	29,587
Changes in operating assets and liabilities:
Receivables	(59,229)	254,100
Prepaid mineral royalties	(29,995)	(29,997)
Other current assets	(2,158)	(5,998)
Restricted cash deposits	(35)	(460)
Accounts payable	97,538	(71,674)
Revenue payable	9,651	1,792
Accrued interest expense	39,102	63,402
Other accrued expenses	3,785	3,779
Net cash provided by (used in) operating activities	(121,589)	86,016
Cash Flows From Financing Activities:
Payments on notes and debt	(3,308)	(14,197)
Proceeds from borrowings	17,808	19,652
Net cash provided by financing activities	14,500	5,455
Net Change in cash and equivalents	(107,089)	91,471
Cash and equivalents at beginning of period	190,738	48,917
Cash and equivalents at end of period	$83,649	$140,388

Supplemental Information:
Income Taxes Paid	$-	$-
Interest Paid	$13,150	$1,047
Supplemental Disclosure of Non-cash Transactions:
Preferred Dividends Not Paid, Arrearage Accumulated	$27,000	$29,238
Private placement funds held in escrow	$50,000	$-

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

1. CONTINUED OPERATIONS AND GOING CONCERN

The unaudited consolidated financial statements have been prepared on the basis of a going concern which contemplates that Daleco Resources Corporation and subsidiaries (the “Company”) will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. At December 31, 2012, the Company’s current assets total $454,926. Net loss applicable to common shareholders amounted to $333,661 for the three months ended December 31, 2012. The ability of the Company to meet its current liabilities of $5,549,165 and its total liabilities of $9,053,781and to continue as a going concern is dependent upon the availability of future funding, achieving profitability within its mineral segment and ongoing profitability within its oil and gas operations. If the Company is unable to continue as a going concern, there is uncertainty relative to full recoverability of its assets. The financial statements do not reflect any adjustments relating to these uncertainties.

As of December 31, 2012, the Company and certain of its subsidiaries were in default of various obligations and certain debt obligations classified as current liabilities in the accompanying balance sheet as set forth in the following table:.

Such defaulted obligations at December 31, 2012 include the following:

Amounts included in accounts payable:
Consulting services and interest due a licensor	$42,009
Consulting services due Blackstone	211,128
EV&T – fees, expenses and accrued interest	293,255
EV&T note payable and accrued interest	1,099,308
CAMI notes payable and accrued interest	951,025
Accrued salary expense	694,578
Notes payable and accrued interest – related parties	100,710
7.25% convertible debentures and accrued interest	53,786
Total	$3,445,799

The majority of the above amounts are owed to related parties. Such related parties and EV&T are working with the Company to achieve the ultimate extinguishment of the obligations as the Company attempts to achieve profitability within its mineral segment.

See Note 8 regarding the cumulative dividends in arrears of $1,961,228 at December 31, 2012, applicable to the Series B 8% Cumulative Convertible Preferred Stock.

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

FOR THE THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

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

The Company, through its subsidiaries, Westland Resources Corporation, DRI Operating Company and Deven Resources, Inc., owns and operates oil and gas properties in Texas and West Virginia. The Company owns (a) working interests in wells in Texas and West Virginia and (b) overriding royalty interests in (i) seventy-one wells in the Deerlick Coalbed Methane Field in Alabama and (ii) two wells in Pennsylvania and (iii) one well in Texas.

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

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2012 (“2012 Annual Report”). In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended December 31, 2012 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited consolidated financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements included in the 2012 Annual Report.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

Unless otherwise noted, references to “year” pertain to the Company’s fiscal year, which begins on October 1 and ends on September 30; for example, 2013 refers to fiscal 2013, which is the period from October 1, 2012 to September 30, 2013.

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

Fair Value Measurements

At December 31, 2012, the Company’s only financial instruments are (a) cash and short-term trade receivables, payables and debt. The carrying amounts reported in the accompanying consolidated financial statements for such items approximate fair values because of the immediate nature of short-term maturities of these financial instruments.

Subscriptions Receivable and Interest Receivable

Management of the Company believes that the collection of the principal balance of and interest due pursuant to certain notes receivable is in doubt (see Note 11 of the Notes to Consolidated Financial Statements included in the 2012 Annual Report on Form 10-K). As of September 30, 2012, the Company changed to the recovery method in accounting for the notes receivable and interest thereon. The principal and interest will be recorded when, and if, collected. This change to the recovery method resulted in the recognition of $207,025 as an impairment of the interest receivable at September 30, 2012. The principal balance of the notes receivable ($576,000) was previously reflected as subscriptions receivable. Accordingly, the Company recorded no interest income relating to such notes during the first quarter of 2013.

Significant Accounting Policies

There have been no changes in significant accounting policies from those disclosed in the 2012 Annual Report.

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

3. OIL AND GAS PROPERTIES SEGMENT INFORMATION

During the three months ended December 31, 2012, there was no major discovery or other event that caused a significant change from the reserve quantity and related information presented in the 2012 Annual Report. During the first quarter of 2013, the price the Company receives for its natural gas production decreased 23% to $4.69 per Mcf from $6.09 per Mcf for the comparable period of 2012; however, from a revenue perspective, the Company's oil and gas properties are primarily oil producers and the average price per Mcfe decreased 12% to $8.13 from $9.21, respectively.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

Results of Operations for Oil and Gas Producing Activities for the three months ended December 31, 2012 and 2011:

	Three Months Ended December 31
	2012	2011
Revenues:
Oil and gas sales	$105,185	$114,224
Well management revenue	68,909	71,440
Royalty receipts	920	1,513
Total revenues	175,014	187,177
Expenses:
Lease operating expenses	40,782	48,020
Production and severance taxes	5,727	6,374
Depreciation, depletion, amortization and valuation provisions	12,000	15,000
Total expenses	58,509	69,394
Revenues in excess of expenses	116,505	117,783
Income tax expenses	-	-
Results of operations from oil and gas producing activities (excluding corporate overhead and interest costs)	$116,505	$117,783

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

Patent License Rights - In February 2010, the Company entered into a License Agreement concerning two US method patents for the treatment of sanitary wastewaters. Such patents utilize the Company’s zeolite. The license applies to the US and covers the use of the patented technology in water, wastewater and waste treatment in animal feed operations, agriculture, and aquaculture. In addition, the license applies to the treatment of sanitary wastewater on Federal facilities, military bases and lands administered by the US Bureau of Indian Affairs. At December 31, 2012, the Company owes the licensor for consulting fees pursuant to the License Agreement and interest totaling $42,009. Such amount is included in Accounts Payable in the accompanying balance sheet.

Trademark - The Company has a trademark for the Company’s ReNuGen™, a product used to enhance the efficacy of conventional waste water treatment plants.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

Results of Operations for Minerals Properties Activities for the three months ended December 31, 2012 and 2011:

	Three Months Ended December 31
	2012	2011
Mineral Sales	$1,868	$1,267
Operating and other expenses	(13,173)	(3,003)
Depreciation, depletion, amortization and valuation provisions:
Amortization of Patent and Patent License Rights	(3,408)	(147,771)
	(14,713)	(149,507)
Income tax expenses	-	-
Results of operations from mineral properties activities (excluding corporate overhead and interest costs)	$(14,713)	$(149,507)

5. NOTES PAYABLE

Premium Finance Agreement

During November 2012, the Company entered into a Premium Finance Note Payable for $17,808 to finance a portion of certain insurance premiums. The maturity date of the note is August 1, 2013 and the interest rate is 8.75%. Consistent with the provisions of the note, the Company is required to make monthly payments of principal and interest of $2,052. The balance of the Note at December 31, 2012 is $15,886.

EV&T Note and Fees and Expenses

At December 31, 2012, the outstanding balance of the EV&T Note was $567,213 and accrued but unpaid interest totaled $532,095 and the Company continues to be in default.

At December 31, 2012, the Company owes EV&T $293,255 for services performed and interest thereon and such amount is included in Accounts Payable at December 31, 2012 and the Company continues to be in default.

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

Further, each month the Company evaluates the beneficial conversion feature in respect to the interest accrued on the note during such month and determines if any discount is applicable to the beneficial conversion feature related to such interest. The Company has determined that no discount is applicable to the accrued interest relating to the beneficial conversion privilege through December 31, 2012.

The discount is being amortized over the life of the note and $1,776 and $2,644 is included in interest expense during the three months ended December 31, 2012 and 2011, respectively. The unamortized balance of the discount at December 31, 2012 was $21,132. The effective interest rate through December 31, 2012 was approximately 7%. As of December 31, 2012, the principal balance due on the note was $262,625 and accrued and unpaid interest on the note totals $3,053. During the quarter ended December 31, 2012, the Company voluntarily paid interest on the note of $5,000. The if-converted value of the convertible note and interest payable at December 31, 2012 approximates $65,000.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

6. 7.25% CONVERTIBLE DEBENTURES

During the three months ended December 31, 2012, no Debentures were converted to Common Stock. Debentures held by a Director totaling $45,000 are outstanding at December 31, 2012. During the three months ended December 31, 2012 and 2011, the Company recognized contractual coupon interest of $222 and $822, respectively, and amortization of the discount of $618 and $619, respectively. The effective interest rate approximates 16%. The if-converted value of the Debentures at December 31, 2012, approximates $19,000. Accrued and unpaid interest due on the Debentures totals $8,786 at December 31, 2012, and the Company continues to be in default.

7. RELATED PARTIES

Certain Personal Loans

During March 2012, the Audit, Compensation and Nominating and Governance Committees of the Board of Directors (“Board”) (collectively, “AC&N Committees”) became aware of personal loans entered into in September 2005 totaling in excess of $400,000 from Amir, a former director/officer of the Company, to four individuals. It is the understanding of the AC&N Committees (based on oral representations of Mr. Amir) that (i) the proceeds of such loans were used to fund the exercise in September 2005 of options (granted to such individuals in September 2000) to purchase shares of Common Stock (at $0.25 per share); (ii) two of such individuals are current employees of the Company, including the President/CFO and a current Director; (iii) one of such individuals is a former employee of the Company; (iv) one of such individuals has served and is serving as general counsel (EV&T) to the Company; (v) the sole collateral for each of the loans is the Common Stock acquired by each individual upon the exercise of each option; and (vi) there is no agreement between Amir and such individuals regarding their voting rights related to the Common Stock owned by such individuals and Amir.

Employment Agreement

In November 2012, the employment contract with Michael D. Parrish was renewed.

8. CAPITAL STOCK

Common Stock

The Company issued no shares of Common Stock during the three months ended December 31, 2012. See Note 11.

Series A Preferred Stock

No shares of Series A Preferred Stock were issued during the three months ended December 31, 2012. No shares were outstanding at December 31, 2012 and September 30, 2012.

Series B 8% Cumulative Convertible Preferred Stock

No shares of Series B Preferred Stock, par value of $0.01 per share, were issued during the three months ended December 31, 2012.

Shares of Series B Preferred Stock outstanding at December 31, 2012, and September 30, 2012, totaled 135,000 shares. Such shares are convertible into shares of Common Stock on the basis of their $10.00 per share stated value, at the exchange rate per common share of 85% of the average of the closing price of the Common Stock for the five trading days immediately preceding the date when shares of Series B Preferred Stock are delivered to the Company for conversion, but in no event shall the conversion price be less than $1.25 per share. Thus, at December 31, 2012, the 135,000 shares of Series B Preferred Stock were convertible into 1,080,000 shares of Common Stock.

Further, the shares of Series B Preferred Stock (i) earn dividends at the rate of 8% per annum computed on the basis of a 365 day year, and (ii) have priority in liquidation to the extent of the stated value of $10.00 per share plus any unpaid dividends over any other preferred stock, common stock or any other stock issued after September 19, 2000. At December 31, 2012, the liquidation preference totals $3,011,228 (stated value of $1,350,000 plus arrearages in cumulative dividends of $1,961,228).

Dividends

There were no cash dividend payments in respect to Common Stock or either series of Preferred Stock during the three months ended December 31, 2012.

At December 31, 2012, the cumulative dividends in arrears applicable to the Series B Preferred Stock totals $1,961,228.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

Options and Warrants to Purchase Common Stock

	Number of Options and Warrants	Weighted Average Price per Share
Options and warrants outstanding at September 30, 2012	5,250,000	$0.18
Options granted (1)	200,000	$0.06
Options and warrants outstanding at December 31, 2012 (2)	5,450,000	$0.17

(1)	On December 27, 2012, David A Grady, a Director of the Company, was granted an option to purchase 200,000 shares of stock at an exercise price of $0.06 per share under the Company’s Non-qualified Independent Director Stock Option Plan. The option is exercisable through December 2017. The option vests 50% in December 2013 and 25% in each of December 2014 and 2015.
(2)	See Note 11 of the Notes to Consolidated Financial Statements included in the 2012 Annual Report concerning the contingently issuable (i) grant of 600,000 shares of common stock and (ii) option for the purchase of 1.2 million shares of common stock to Mr. Parrish pursuant to the terms of his employment agreement. During the first quarter of 2013, the Company did not recognize any stock-based compensation expense related to such grant and option in that the contingencies specified in the agreement have not been met.

Summarized information relating to the stock options to purchase Common Stock outstanding as of December 31, 2012, is as follows:

	Options Outstanding			Options Exercisable
Exercise Price per Share	Number of Shares Underlying Options Unexercised	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)	Number of Shares Underlying Options Exercisable	Weighted Average Exercise Price Per Share
$0.06-$0.21	2,350,000	$0.20	2.77	1,675,000	$0.21

Stock-based Compensation

During the three months ended December 31, 2012, the Company granted options for the purchase of 200,000 shares of Common Stock. There are options to purchase 1,850,000 shares of Common Stock outstanding as of December 31, 2012, which options are held by current officers, Directors and employees of the Company (“Insiders”). The exercise prices for the options held by Insiders range from $0.06 per share to $0.21 per share.

Stock-based compensation expense relating to stock options granted to Insiders is recorded in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. The Company recorded stock-based compensation expense for the three months ended December 31, 2012 and 2011 of $16,466 and $29,587, respectively. Such expense is included in General and Administrative Expenses. No tax benefit has been recognized. Compensation costs are based on the fair value at the grant date. The fair value of the options has been estimated by using the Black-Scholes option-pricing model with the following assumptions: risk free interest rates between 2.05% and 4.16%; expected life of five years; and expected volatility between 37% and 167%.

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

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

Options and warrants to purchase shares of Common Stock were outstanding during the periods but have not been included in the computation of diluted earnings per share because such shares would have an anti-dilutive effect on net loss per share and the average price at which such options and warrants are exercisable was in excess of the market price of the Common Stock at December 31, 2012. The shares of Common Stock issuable upon the conversion of the 7.25% Convertible Debentures (see Note 6) have not been included in the computation of diluted earnings per share because such shares would have an anti-dilutive effect on net loss per share and because the price at which such shares are convertible was in excess of the market price of the Common Stock at December 31, 2012. The shares of Common Stock issuable upon the conversion of the Convertible Note Payable (see Note 6) have not been included in the computation of diluted earnings per share because such shares would have an anti-dilutive effect on net loss per share and because the price at which such shares are convertible was in excess of the market price of the Common Stock at December 31, 2012.The shares of Common Stock issuable upon the conversion of the Series B 8% Cumulative Convertible Preferred Stock have not been included in the computation of diluted earnings per share because the price ($1.25) at which such shares are convertible was in excess of the market price of the Common Stock at December 31, 2012. No other adjustments were made for purposes of per share calculations.

9. INCOME TAXES

At December 31, 2012, the Company has current federal and state taxes payable of $192,427 and no deferred tax asset or liability. At December 31, 2012, accrued interest related to the federal and state income taxes totaled $99,106. Interest expense related to tax liabilities is included in Interest Expense in the accompanying Consolidated Statement of Operations. The federal income tax liabilities arose primarily from alternative minimum tax for fiscal 2004.

During February 2012, the Company entered into an installment agreement with the Department of Treasury – Internal Revenue Service (“IRS”) in respect to income taxes and interest thereon relating to alternative minimum tax for fiscal 2004. The agreement requires monthly payments of not less than $2,150 commencing in February 2012 and continuing for 72 months or until the balance ($153,514 as of February 1, 2012) has been paid in full. The IRS has filed a notice of Federal tax lien. The Company has requested audit reconsideration and has submitted information to the IRS which supports the Company’s position that it was not subject to alternative minimum tax related to fiscal 2004.

The Company accounts for income taxes in accordance with FASB ASC Topic 740, “Income Taxes”. ASC 740 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at September 30, 2012, operating loss carryforwards of approximately $25 million, which may be applied against future taxable income and will expire in various years through 2027. The amount of an ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined at this time. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards; therefore, no net deferred tax asset has been recognized. No potential benefit of these losses has been recognized in the financial statements. The Company may be subject to IRC code section 382 which could limit the amount of the net operating loss and tax credit carryovers that can be used in future years.

Below is a reconciliation of the reported amount of income tax expense attributable to continuing operations for the period to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax loss for the three months ended December 31, 2012 and 2011:

	Three Months Ended December 31
	2012	2011
Income tax expense (benefit) computed at the statutory Federal income tax rate	(35)%	(35)%
Change in valuation allowance	35%	35%
Effective income tax rate	0%	0%

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

Included in the table below are the components of income tax expense for the three months ended December 31, 2012 and 2011:

	Three Months Ended December 31
	2012	2011
Current income tax expense (benefit)	$-	$-
Deferred income tax expense (benefit)	(107,331)	(148,158)
Valuation allowance	107,331	148,158
Total income tax expense (benefit)	$-	$-

10. PENDING LITIGATION

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

11. SUBSEQUENT EVENTS

2013 Private Placement

Commencing in January 2013, the Company offered a private placement under the provisions of Regulation D promulgated under the Securities Act of 1933, as amended (the “2013 Private Placement”). The 2013 Private Placement consists of up to five hundred thousand dollars ($500,000) for the issuance of up to 5 million shares of Common Stock at $0.10 per share and warrants to purchase up to 2 million shares of Common Stock at an exercise price of $0.50 per share. The warrants expire on January 16, 2018. The Company will utilize the proceeds of this private placement for general working capital purposes. At December 31, 2012, the Company had received cash of $50,000 relating to this private placement which was held in escrow pending minimum issuance considerations. Such amount is included in restricted cash in the accompanying balance sheet.

As of February 6, 2013, the Company has received cash totaling $245,000 for the sale of 2,450,000 shares of Common Stock and warrants to purchase 980,000 shares of Common Stock.

Management’s Evaluation

Management performed an evaluation of Company activity through the date the unaudited consolidated financial statements were prepared for issuance, and concluded that there are no other significant subsequent events requiring disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") describes the matters that we consider being important in understanding the results of our operations for the three months ended December 31, 2012 and our financial condition as of December 31, 2012. Our fiscal year begins on October 1 and ends on September 30. Unless otherwise noted, references to "year" pertain to our fiscal year; for example, 2013 refers to fiscal 2013, which is the period from October 1, 2012 to September 30, 2013. Unless otherwise noted, references to "quarter" pertain to a quarter of our fiscal year; for example, the first quarter of 2013 refers to the three months in the period from October 1, 2012 to December 31, 2012 (the “current quarter”). In the discussion that follows, we analyze the results of our operations for the three months ended December 31, 2012, including the trends in our overall business, followed by a discussion of our financial condition.

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

Results of Operations

For the three months ended December 31, 2012 and 2011:

	Three Months Ended December 31
	2012	2011
Oil and Gas Sales	$105,185	$114,224
Total Operating Revenues	$176,882	$188,444
Net Income (Loss)	$(306,661)	$(423,308)

Oil and Gas Production and Cost Information:
Production:
Oil (Bbl)	682	675
Gas (Mcf)	8,840	8,348
Mcfe	12,932	12,398
Average Price:
Oil (per Bbl)	$93.48	$93.88
Gas (per Mcf)	$4.69	$6.09
Mcfe	$8.13	$9.21

Lease Operating Expenses and Production and Severance Taxes per Mcfe	$3.60	$4.39

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

OIL AND NATURAL GAS OPERATIONS

See Note 3 of Notes to Unaudited Consolidated Financial Statements.

Oil and Gas Sales

Oil and Gas Sales decreased 8% to $105,185 for the current quarter from $114,224 for the first quarter of 2012. See the table above in respect to production, average prices and lease operating expenses and production and severance taxes per Mcfe. The level of oil production experienced during the current fiscal period decreased (1%) primarily as a result of four wells being brought back “on-line” (certain wells had been “off-line” during portion of 2012 for repair) which offset the anticipated decline in production from the wells. At December 31, 2012, four wells in Texas were off-line awaiting repairs to certain mechanical items such as tubing, rods, down-hole pumps and/or pumping units. Generally, a well is off-line for less than two months; however, rig availability from third party contractors impacts the timing of the well work.

Well Management Revenue

Well Management Revenue decreased 4% to $68,909 for the current quarter from $71,440 for the first quarter of 2012. Such decrease is primarily the result of the Company purchasing working interests in certain wells during the fourth quarter of 2012. The amounts which may be charged by the Company for well management are set forth in the joint operating agreements governing the wells operated by the Company.

Lease Operating Expenses and Production and Severance Taxes

Lease Operating Expenses and Production and Severance Taxes decreased 14% to $46,509 for the current quarter from $54,394 for the first quarter of 2012. The decrease (from the 2012 period) in Lease Operating Expenses and Production and Severance Taxes per Mcfe was primarily the result of costs incurred to restore production from certain wells as discussed above.

Depreciation, Depletion and Amortization (“DD&A”) - Oil and Gas

DD&A – Oil and Gas totaled $12,000 and $15,000 for the current quarter and for the first quarter of 2012, respectively. Such decrease is primarily the result of the upward revision of proved developed reserves at the end of 2012 resulting primarily from the increase in oil and gas prices which the Company receives for its oil and gas production.

Minerals Operations

See Note 4 of Notes to Unaudited Consolidated Financial Statements.

The Company is an Exploration Stage company in respect to its mineral holdings.

Minerals Sales

Minerals sales totaled $1,868 and $1,267 for the current quarter and for the first quarter of 2012, respectively.

Minerals Exploration Expenses

The Company did not incur minerals exploration expenses during the periods ended December 31, 2012 and 2011. These expenses are primarily for costs associated with the exploration and quantification of mineral resources and mineral reserves. Such expenses related to the kaolin reserves were the responsibility of the Company’s partner in such project.

Minerals Operating Expenses and Other Costs

Minerals operating expenses and other costs totaled $13,173 and $3,003 for the current quarter and for the first quarter of 2012, respectively.

DD&A - Minerals

DD&A - Minerals totaled $3,408 and $147,771 for the current quarter and for the first quarter of 2012, respectively. Such amounts are amortization of Patent Rights and Patents License Rights. The Company’s patent expired in February 2012. Once the Company produces commercial quantities of any of its mineral deposits, the Company will use the unit-of-production method in calculating cost depletion.

DD&A - Other

The related assets were fully depreciated as of the end of 2011.

General and Administrative Expenses

General and administrative expenses totaled $337,486 and $305,996 for the current quarter and for the first quarter of 2012, respectively. The Company recorded stock-based compensation expense of $16,466 and $29,587 for the current quarter and for the first quarter of 2012, respectively. The Company recorded amortization expense of $92,145 during each of the quarters of 2012 and 2013 related to the prepaid consulting fees paid to the Musser Group (see “Consulting Services Agreement” discussed above).

During the first quarter of 2013, the Company incurred increased compensation expense of $25,000 in connection with the employment arrangement with Mr. Parrish, the Company’s Chief Executive Officer since May 2012.

SUBSCRIPTIONS RECEIVABLE AND INTEREST RECEIVABLE

Management of the Company believes that the collection of the principal balance of and interest due pursuant to certain notes receivable is in doubt (see Note 11 of the Notes to Consolidated Financial Statements included in the 2012 Annual Report). As of September 30, 2012, the Company changed to the recovery method in accounting for the notes receivable and interest thereon. The principal and interest will be recorded when, and if, collected. This change to the recovery method resulted in the recognition of $207,025 as an impairment of the interest receivable at September 30, 2012. The principal balance of the notes receivable ($576,000) was previously reflected as subscriptions receivable. Accordingly, the Company recorded no interest income relating to such notes during the first quarter of 2013.

Interest Expense

Interest expense totaled $71,024 and $90,791 for the current quarter and for the first quarter of 2012, respectively.

During the first quarters of 2013 and 2012, the Company recognized $2,394 and $9,877, respectively, as interest expense regarding the amortization of discounts on debt issuances.

Liquidity and Capital Resources

Liquidity and Capital Resources

The Company’s cash flow used in operating activities was $121,589 for the three months ended December 31, 2012. Accounts payable increased $97,538 during such period. Funds have been and are being deployed in efforts to enhance the commercial viability of the Company’s existing resource assets, to identify potential expansion opportunities and to retire obligations associated with the Company’s assets. The Company’s net cash at December 31, 2012 totaled $83,649.

See Note 8 of the Notes to Unaudited Consolidated Financial Statements regarding the cumulative dividends in arrears of $1,961,228 at December 31, 2012, applicable to the Series B 8% Cumulative Convertible Preferred Stock

As of December 31, 2012, the Company and certain of its subsidiaries were in default of various obligations and certain debt obligations (see Notes to Unaudited Consolidated Financial Statements and Notes 1, 6, 7, 9, 10 and 11 of the Notes to Consolidated Financial Statements included in the 2012 Annual Report).

The majority of the amounts below are owed to related parties. Such related parties and EV&T are working with the Company to achieve the ultimate extinguishment of the obligations as the Company attempts to achieve profitability within its mineral segment.

Such defaulted obligations (classified as Current Liabilities in the accompanying Balance Sheet) at December 31, 2012 include the following:

Amounts included in accounts payable:
Consulting services and interest due a licensor	$42,009
Consulting services due Blackstone	211,128
EV&T – fees, expenses and accrued interest	293,255
EV&T note payable and accrued interest	1,099,308
CAMI notes payable and accrued interest	951,025
Accrued salary expense	694,578
Notes payable and accrued interest – related parties	100,710
7.25% convertible debentures and accrued interest	53,786
Total	$3,445,799

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

At present, the Company does not have in place a credit facility or other line of credit upon which it may draw. As operating activities increase, the Company will evaluate the need for such a credit facility. For desired acquisitions or project enhancements, the Company must seek project specific financing. See Note 4 of the Notes to Consolidated Financial Statements included in the 2012 Annual Report regarding ZeoSure LLC. None of the Company’s properties are encumbered.

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

Commencing in January 2013, the Company offered a private placement under the provisions of Regulation D promulgated under the Securities Act of 1933, as amended (the “2013 Private Placement”). The 2013 Private Placement consists of up to five hundred thousand dollars ($500,000) for the issuance of up to 5 million shares of Common Stock at $0.10 per share and warrants to purchase up to 2 million shares of Common Stock at an exercise price of $0.50 per share. The warrants expire on January 16, 2018. The Company will utilize the proceeds of this private placement for general working capital purposes. At December 31, 2012, the Company had received cash of $50,000 relating to this private placement which was held in escrow pending minimum issuance considerations. As of February 6, 2013, the Company has received cash totaling $245,000 for the sale of 2,450,000 shares of Common Stock and warrants to purchase 980,000 shares of Common Stock.

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

We have various contractual obligations that are appropriately recorded as liabilities in our consolidated financial statements. Certain other items are not recognized as liabilities in our consolidated financial statements. Examples of items not recognized as liabilities in our consolidated financial statements are commitments to purchase goods and services that have not yet been received or rendered, respectively, as of December 31, 2012, and future minimum lease payments for the use of property and equipment under operating lease agreements.

Certain contractual obligations classified as noncurrent liabilities in the consolidated balance sheet as of December 31, 2012 include long-term debt ($241,493), accrued bonus expense ($1,373,831) and Series B 8% Cumulative Convertible preferred Stock Dividends accrued ($1,826,239).

CRITICAL ACCOUNTING POLICIES

There have been no changes in significant accounting policies from those disclosed in the 2012 Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures.

Based on management’s evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer), as of the end of the period covered by this report, our CEO and CFO concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Options and Warrants

There were no warrants granted for the purchase of shares of Common Stock or Preferred Stock during the three months ended December 31, 2012, and no options or warrants were exercised during such period.

On December 27, 2012, David A Grady, a Director of the Company, was granted an option to purchase 200,000 shares of stock at an exercise price of $0.06 per share under the Company’s Non-qualified Independent Director Stock Option Plan. The option is exercisable through December 2017. The option vests 50% in December 2013 and 25% in each of December 2014 and 2015.

Options to purchase 2,350,000 shares of Common Stock are outstanding as of December 31, 2012. The exercise prices for the options range from $0.06 per share to $0.21 per share (average exercise price of $0.20 per share).

At December 31, 2012, warrants for the purchase of 3,100,000 shares of stock at an average exercise price of $0.15 per share are outstanding.

Issuer Purchases of Equity Securities

The Company does not have a stock purchase program for its equity securities.

Item 3. Defaults Upon Senior Securities.

a)	The Company is in default of certain obligations as discussed in Note 1 of the Notes to Unaudited Consolidated Financial Statements.

b)	The arrearage in respect to dividends on Series B Preferred Stock totals $1,961,239 at December 31, 2012.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

2013 Private Placement

Commencing in January 2013, the Company offered a private placement under the provisions of Regulation D promulgated under the Securities Act of 1933, as amended (the “2013 Private Placement”). The 2013 Private Placement consists of up to five hundred thousand dollars ($500,000) for the issuance of up to 5 million shares of Common Stock at $0.10 per share and warrants to purchase up to 2 million shares of Common Stock at an exercise price of $0.50 per share. The warrants expire on January 16, 2018. The Company will utilize the proceeds of this private placement for general working capital purposes. At December 31, 2012, the Company had received cash of $50,000 relating to this private placement which was held in escrow pending minimum issuance considerations. As of February 6, 2013, the Company has received cash totaling $245,000 for the sale of 2,450,000 shares of Common Stock and warrants to purchase 980,000 shares of Common Stock.

Item 6. Exhibits.

Exhibit Number	Description	Located At
31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

The Registrant incorporates by reference its Exhibit List as attached to its Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DALECO RESOURCES CORPORATION
(Registrant)

Dated: February 19, 2013	/s/ MICHAEL D. PARRISH
Michael D. Parrish
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: February 19, 2013	/s/ GARY J. NOVINSKIE
Gary J. Novinskie
President, Chief Financial Officer and Director
(Principal Financial Officer)

-26-