Form 10-K/A
period 2012-09-30
DALECO RESOURCES CORP
filed 2013-05-10
CIK 746967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE - None.

EXPLANATORY NOTE - The Registrant hereby amends Registrant’s Annual Report on Form 10-K for the year ended September 30, 2012 (the “Original Form 10-K”). This Amendment No. 1 on Form 10-K/A to the Original Form 10-K is being filed to amend the quantities of Mineralized Materials disclosed in the Zeolite and Kaolin sub-sections of the Mineralized Materials section of Item 1 on pages 9 and 10 of the Original Form 10-K . Exhibits 31.1, 31.2 and 32.1 are hereby amended and filed herewith. No information included in the Original Form 10-K has been amended by this Form 10-K/A to reflect any information or events subsequent to the filing of the Original Form 10-K.

1

DALECO RESOURCES CORPORATION

FORM 10-K (Amendment No.1)

FOR THE YEAR ENDED SEPTEMBER 30, 2012

TABLE OF CONTENTS

PART I
Item 1.	Business	4

PART IV		14
Item 15.	Exhibits, Financial Statement Schedules

SIGNATURES		18

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

State	Mineral	Total Gross Acres	Gross Acres Evaluated	Gross Mineralized Materials (millions of tons)
New Mexico	Kaolin	2,720	264	38.0
Texas	Zeolite	5,200	438	54.8
Utah	Zeolite	220	-	-

Zeolite

Texas - Through September 30, 2012, the Company mined approximately 1,300 tons of material for the preparation of samples and test products. Approximately 100 tons have been sold or distributed as the Company’s trademarked ReNuGen™, a zeolite based, wastewater treatment product. During fiscal 2011 and 2010, approximately 80 and 120 tons, respectively, were sold for use in certain agricultural oriented products. The Company has also provided material for various environmental testing and waste purification projects and currently has approximately 1,000 tons available for product processing. During fiscal 2006, the Company initiated a confirmation geologic field mapping project and commenced a resource definition program, as well as a core hole drilling and sampling program to delineate Mineralized Materials in sufficient quantities to support large scale mining operations. These efforts targeted 438 acres of the 5,200 acres held by the Company which are most likely to be subjected to initial development. During fiscal 2007, Krumrey Industrial Minerals, LLC, formerly known as KT Minerals, Inc. (“KIM”), completed the evaluation of the target area. KIM has identified 54.8 million tons of Mineralized Materials associated with the target area. At September 30, 2012, the Company is also exploring alternatives for the development and marketing of additional zeolite based products for introduction into the industrial and environmental markets.

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

Under its Revised and Restated Agreement with TPA, the pre-development evaluation program of the Company’s Sierra Kaolin claims was completed during fiscal year 2010. This program focused on evaluating in detail approximately 173 acres (+/-7%) of the Company’s 2,720 acre mineral claim block which is most likely to be subjected to initial development. During fiscal 2008, KT Minerals, Inc. identified 38.0 million tons of Mineralized Materials based on a total of 53 verifiable drill holes representing 6,310 feet of subsurface material.

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

KIM conducted a re-evaluation of the potential Kaolin Mineralized Materials associated with the project. The KIM re-evaluation considered the geologic and compositional data available from prior studies and incorporated the results of the mineral processing study completed by Ginn Mineral Technology, Inc. (“GMT”). Based on the GMT study a greater percentage of the project’s in situ minerals could be processed into marketable material as compared to prior indications. In addition, KIM evaluated and expanded the study area outside of the 32 acres encompassed by the TPA coring program to include acreage penetrated by an additional 53 historical core holes from which verifiable data could be obtained. As a result, KIM evaluated approximately 264 acres of the project and identified approximately 38.0 million tons of Mineralized Materials.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

FINANCIAL STATEMENTS.

The following audited financial statements are included herein in Item 8 of Part II:

*	Report of Independent Registered Public Accounting Firm
*	Consolidated Balance Sheets
*	Consolidated Statements of Operations
*	Consolidated Statements of Shareholders’ Equity
*	Consolidated Statements of Cash Flow
*	Notes to Consolidated Financial Statements

SUPPLEMENTAL INFORMATION.

The following supplemental information is included herein in Item 8 of Part II – See Notes 13 and 14:

*	Estimated Net Quantities of Proved Oil and Gas Reserves
*	Standardized Measure of Discounted Future Net Cash Flow from Estimated Production of Proved Oil and Gas Reserves
*	Summary of Changes in Standardized Measure of Discounted Future Net Cash Flows

EXHIBITS.

Exhibit No.	Description	Location

2.1	Agreement and Plan of Merger dated as of July 7, 2001, by and among Daleco Resources Corporation, DROC Acquisition, Inc., 16/6, Inc. and Thomas Smith	Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form SB-2, as filed on September 3, 2002

2.2	Agreement and Plan of Reorganization dated March 26, 2002 by and among Daleco Resources Corporation, a Delaware Corporation, and Daleco Resources Corporation of Nevada, a Nevada Corporation	Incorporated by reference to Exhibit 16(a) to the Company’s Current Report on Form 8-K dated April 10, 2002, as filed on April 11, 2002

2.3	Agreement and Plan of Reorganization by and among Daleco Resources Corporation, Strategic Minerals, Inc. and Clean Age Minerals, Incorporated dated September 19, 2000	Incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form SB-2 as filed on September 3, 2002

2.4	Articles of Merger of Daleco Resources Corporation, a Delaware corporation, into and with Daleco Resources Corporation of Nevada, a Nevada corporation, dated March 26, 2002	Incorporated by reference to Exhibit 16(d) to the Company’s Current Report on Form 8-K dated April 10, 2002, as filed on April 11, 2002

2.5	Certificate of Merger of Daleco Resources Corporation, a Delaware corporation, into and with Daleco Resources Corporation of Nevada, a Nevada corporation, dated March 26, 2002	Incorporated by reference to Exhibit 16(e) to the Company’s Current Report on Form 8-K dated April 10, 2002, as filed on April 11, 2002

3.1	Articles of Incorporation of Daleco Resources Corporation of Nevada, Inc., a Nevada corporation	Incorporated by reference to Exhibit 16(b) to the Company’s Current Report on Form 8-K dated April 10, 2002, as filed on April 11, 2002

Exhibit No.	Description	Location

3.2	Audit Committee Charter effective December 9, 2005	Incorporated by reference to Exhibit 3.7 to the Company’s Annual Report on Form 10-KSB for the fiscal year ending September 30, 2005, as filed on January 17, 2006

3.3	By-Laws of Daleco Resources Corporation of Nevada, Inc., a Nevada corporation	Incorporated by reference to Exhibit 16(c) to the Company’s Current Report on Form 8-K dated April 10, 2002, as filed on April 11, 2002

3.4	Corporate Governance Policy effective April 10, 2008	Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2008, as filed on May 15, 2008

3.5	Nominating and Governance Committee Charter effective April 10, 2008	Incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2008, as filed on May 15, 2008

3.6	Compensation Committee Charter effective April 10, 2008	Incorporated by reference to Exhibit 3.6 to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2008, as filed on May 15, 2008

3.7	Certificate of Amendment to Articles of Incorporation effective March 16, 2006	Incorporated by reference to Exhibit 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, as filed on May 23, 2011

10.1	Securities Purchase Agreement - Letter of Intent dated July 23, 2001, by and between Terra Silex Holdings, LLC and Daleco Resources Corporation	Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form SB-2 as filed on September 3, 2002

10.2	Stock Purchase Agreement dated September 20, 2001 by and between Terra Silex Holdings Ltd. Co. and Daleco Resources Corporation	Incorporated by Reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ending September 30, 2010 as filed on August 11, 2011

10.3	Warrant Agreement, dated September 21, 2001, between Terra Silex Holdings Ltd. Co. and Daleco Resources Corporation	Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form SB-2 as filed on September 3, 2002

10.4	Employment Agreement, dated November 30, 2001, between the Registrant and Dov Amir	Incorporated by Reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ending September 30, 2010 as filed on August 11, 2011

10.5	Employment Agreement, dated November 30, 2001, between the Registrant and Gary Novinskie	Incorporated by Reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ending September 30, 2010 as filed on August 11, 2011

10.6	Amendment to Employment Agreement (see Exhibit 10.20) dated January 19, 2009, between the Company and Richard W. Blackstone	Incorporated by Reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ending September 30, 2011 as filed on January 13, 2012

10.7	Key Man Contract, dated November 30, 2001, between the Company Robert E. Martin	Incorporated by Reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ending September 30, 2010 as filed on August 11, 2011

Exhibit No.	Description	Location

10.8	First Amendment to Master Distribution and Marketing Agreement among the Company and Sumitomo Corporation of America dated September 14, 2004	Incorporated by reference to the attachment to the Company’s Form 8-K as filed on September 16, 2004

10.9	Memorandum of Understanding for Development of Sierra Kaolin Deposit dated November 30, 2004	Incorporated by Reference to Exhibit 10.9 to the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007 as filed on February 14, 2008

10.10	Development and Operating Agreement (Calcium Carbonates, Cibola County, NM) dated February 14, 2005	Incorporated by Reference to Exhibit 10.38 to the Company’s Form 8-K as filed on February 17, 2005

10.11	Market and Product Development Agreement dated February 22, 2005	Incorporated by Reference to Exhibit 10.39 to the Company’s Form 8-K as filed on March 1, 2005

10.12	Sierra Kaolin Operating License dated March 11, 2005	Incorporated by Reference to Exhibit 10.39 to the Company’s Form 8-K as filed on March 17, 2005

10.13	Employment Agreement, effective August 10, 2005, between the Company and Stephan V. Benediktson	Incorporated by Reference to Exhibit 10.13 to the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007 as filed on February 14, 2008

10.14	Employment Agreement, effective August 10, 2005, between the Company and Nathan K. Trynin	Incorporated by Reference to Exhibit 10.14 to the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007 as filed on February 14, 2008

10.15	Third Amendment To Limestone Mining Lease and Agreement, dated August 22, 2007	Incorporated by Reference to Exhibit 10.15 to the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007 as filed on February 14, 2008

10.16	Settlement Agreement dated July 12, 2011 between the Company and Dov Amir	Incorporated by Reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ending September 30, 2011 as filed on January 13, 2012

10.17	Sierra Kaolin Restated Development and Operating Agreement Among Tecumseh Professional Associates, Inc., Tecumseh Industrial Minerals, LLC, Daleco Resources Corporation, Clean Age Minerals, Inc., and C.A. Properties, Inc. dated June 7, 2007	Incorporated by reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2007, as filed on August 14, 2007

10.18	Separation Agreement, dated October 27, 2006, between the Company and Dov Amir	Incorporated by Reference to Exhibit 10.18 to the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007 as filed on February 14, 2008

10.19	Employment Agreement, dated January 23, 2006, between the Company and David L. Matz	Incorporated by Reference to Exhibit 10.19 to the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007 as filed on February 14, 2008

10.20	Employment Agreement, dated October 4, 2006, between the Company and Richard W. Blackstone	Incorporated by Reference to Exhibit 10.20 to the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007 as filed on February 14, 2008

Exhibit No.	Description	Location

10.21	Non-qualified Independent Director Stock Option Plan Approved by the Shareholders at the Annual Meeting on March 24, 2004	Incorporated by Reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ending September 30, 2010 as filed on August 11, 2011

10.22	Second Amendment to Loan Agreement dated December 31, 2003	Incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2009 as filed on May 20, 2009

10.23	Consulting Services Agreement between The Musser Group LLC and Daleco Resources Corporation dated February 25, 2011	Incorporated by reference to Exhibit 10.23 to the Form 8-K as filed March 3, 2011

10.24	Notice of Waiver Date, effective April 3, 2012, concerning Employment Agreement of Gary J. Novinskie (dated November 30, 2001 – see Exhibits 10.5)	Incorporated by reference to Exhibit 10.24 to the Quarterly report on Form 10-Q for the quarter ended March 31, 2012 as filed on May 14, 2012

10.25	Notice of Waiver Date, effective April 3, 2012, concerning Employment Agreement of Richard W. Blackstone (dated October 4, 2006 – see Exhibits 10.20 and10.6)	Incorporated by reference to Exhibit 10.25 to the Quarterly report on Form 10-Q for the quarter ended March 31, 2012 as filed on May 14, 2012

10.26	Employment Agreement (effective May 18, 2012) between the Registrant and Michael D. Parrish dated August 23, 2012	Incorporated by reference to Exhibit 10.26 to the Current Report on Form 8-K dated August 23, 2012 as filed on August 28, 2012

14.1	Code of Ethics adopted December 9, 2005	Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ending September 30, 2005 as filed on January 17, 2006

21	Subsidiaries of the Company	Attached hereto

23.1	Consent of Krumrey Industrial Minerals, LLC dated December 29, 2010	Incorporated by Reference to Exhibit 23.1 to the Company's Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ending September 30, 2010 as filed on August 11, 2011

31.1	Certification of Michael D. Parrish, Chief Executive Officer, dated May 9, 2013	Attached hereto

31.2	Certification of Gary J. Novinskie, Chief Financial Officer, dated May 9, 2013	Attached hereto

32.1	Certification of Michael D. Parrish, Chief Executive Officer (Principal Executive Officer) and Gary J. Novinskie, Chief Financial Officer (Principal Financial Officer), dated May 9, 2013	Attached hereto

99.1	Location Maps for Registrant’s Zeolite lease in Marfa County, Texas, Kaolin Claims in Sierra County, New Mexico, and Zeolite Claims in Beacon County, Utah	Attached hereto

99.2	Summary Reserve Report of Hall Energy, Inc. dated January 7, 2013	Attached hereto

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DALECO RESOURCES CORPORATION

Dated: May 9, 2013	By:	/s/ MICHAEL D. PARRISH
Michael D. Parrish, Chief Executive Officer and
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 9, 2013	By:	/s/ MICHAEL D. PARRISH
Michael D. Parrish, Chief Executive Officer and
Director (Principal Executive Officer)

Dated: May 9, 2013	By:	/s/ GARY J. NOVINSKIE
Gary J. Novinskie, President and Chief Financial
Officer and Director (Principal Financial and
Accounting Officer)

Dated: May 9, 2013	By:	/s/ JOHN GILBERT
John Gilbert, Director

Dated: May 9, 2013	By:	/s/ DAVID A. GRADY
David A. Grady, Director

Dated: May 9, 2013	By:	/s/ CARL A. HAESSLER
Carl A. Haessler, Director

Dated: May 9, 2013	By:	/s/ LI CHI KONG
Li Chi Kong, Director

Dated: May 9, 2013	By:	/s/ GRANT LIN
Grant Lin, Director

Dated: May 9, 2013	By:	/s/ ROBERT E. MARTIN
Robert E. Martin, Director

Dated: May 9, 2013	By:	/s/ CHARLES T. MAXWELL
Charles T. Maxwell, Director

