Form 10-Q
period 2013-03-31
DALECO RESOURCES CORP
filed 2013-05-20
CIK 746967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Shares of Common Stock outstanding as of May 3, 2013: 68,139,058

Shares of Series B 8% Cumulative Convertible Preferred Stock outstanding of May 3, 2013: 135,000

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	September 30, 2012
	(Unaudited)
ASSETS
Current Assets:
Cash and equivalents	$184,219	$190,738
Accounts receivable, net of allowance for doubtful accounts of $25,000 at March 31, 2013, and September 30, 2012	231,265	242,182
Prepaid consulting services agreement fees	64,915	151,237
Other current assets	10,051	8,615
Total Current Assets	490,450	592,772
Other Assets:
Patents license rights	40,907	40,907
Accumulated amortization of patents license rights	(40,907)	(36,351)
Net patents license rights	-	4,556
Prepaid mineral royalties – long-term	539,246	509,254
Restricted cash deposits – operations	109,647	109,609
Restricted cash deposits – equity issuances	1,092,683	-
Total Other Assets	1,741,576	623,419
Property, Plant and Equipment:
Mineral properties, at cost	9,877,128	9,877,128
Accumulated depreciation, depletion and amortization	(95,000)	(95,000)
Net mineral properties	9,782,128	9,782,128
Oil and gas properties, at cost	4,471,590	4,471,590
Accumulated depreciation, depletion and amortization	(4,120,939)	(4,096,939)
Net oil and gas properties	350,651	374,651
Office equipment, furniture and fixtures, at cost	61,502	61,502
Accumulated depreciation	(61,502)	(61,502)
Net office equipment, furniture and fixtures	-	-
Total Net Property, Plant and Equipment	10,132,779	10,156,779
Total Assets	$12,364,805	$11,372,970

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	September 30 2012
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	1,241,203	$1,312,526
Revenue payable to oil and gas royalty and other working interest owners	880,136	917,144
Federal and state income taxes payable	192,427	192,427
Accrued interest expense	1,069,545	1,099,441
Accrued compensation expense	720,816	690,798
Accrued expense reimbursements	-	19,051
EV&T note payable	567,213	567,213
CAMI notes payable	435,943	455,943
Notes payable – related parties	78,511	85,256
Premium finance note payable	9,851	1,380
7.25% convertible debentures, net of unamortized discount of $3,279 and $4,515, respectively, payable to a related party	41,721	40,485
Total Current Liabilities	5,237,366	5,381,664
Long-term Debt:
Convertible note payable, net of unamortized discount of $19,396 and $22,908, respectively	243,229	239,717
Other long-term liabilities:
Convertible accrued interest on convertible note payable	5,689	5,359
Accrued bonus expense	1,373,831	1,373,831
Series B 8% cumulative convertible preferred stock dividends accrued	1,826,239	1,826,239
Future abandonment costs	10,000	10,000
TOTAL LIABILITIES	8,696,354	8,836,810
Commitments and Contingencies
SHAREHOLDERS’ EQUITY:
Preferred Stock – 20,000,000 shares authorized
Series A preferred stock – par value of $0.01 per share (outstanding: none)	-	-
Series B 8% cumulative convertible preferred stock – par value of $0.01 per share (outstanding: 135,000 shares); liquidation preference of $1,350,000, plus arrearages in cumulative dividends of $1,987,998 and $1,934,239, respectively (see Note 8)	1,350	1,350
Common Stock – 100,000,000 shares authorized – par value of $0.01 per share (outstanding: 67,541,058 and 49,441,058 shares, respectively) (see Note 8)	675,411	494,411
Additional paid-in capital	46,742,814	45,989,639
Warrants to purchase 22,080,000 and 3,100,000 shares of Common Stock, respectively	1,308,138	429,181
Accumulated deficit	(45,029,252)	(44,378,421)
TOTAL SHAREHOLDERS’ EQUITY	3,668,451	2,536,160
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,364,805	$11,372,970

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)

	Three Months ended March 31		Six Months ended March 31
	2013	2012	2013	2012
Revenues:
Oil and gas sales	$94,112	$86,545	$199,297	$200,769
Well management revenue	65,197	71,439	134,106	142,879
Royalty receipts	1,890	568	2,810	2,081
Mineral sales	966	1,266	2,834	2,533
Total Operating Revenues	162,165	159,818	339,047	348,262
Expenses:
Lease operating expenses - oil and gas	38,637	32,377	79,419	80,397
Operating expenses and other costs - minerals	3,123	3,346	16,296	6,349
Production and severance taxes – oil and gas	4,986	6,157	10,713	12,531
Depreciation, depletion and amortization	13,148	114,025	28,556	276,796
General and administrative expenses	423,502	332,906	760,988	638,902
Total Expenses	483,396	488,811	895,972	1,014,975
Loss From Operations	(321,231)	(328,993)	(556,925)	(666,713)
Other Income (Expense):
Gain on sale of oil and gas properties	-	898,335	-	898,335
Interest and dividend income	32	4,995	89	10,198
Impairment of securities available for future sale	-	(5,699)	-	(5,699)
Gain on debt forgiveness	16,528	-	16,528
Interest expense	(69,499)	(72,582)	(140,523)	(163,373)
Total Other Income (Expense), Net	(52,939	825,049	(123,906)	739,461
Income (loss) before income taxes	(374,170)	496,056	(680,831)	72,748
Taxes based on income	-	-	-	-
Net Income (Loss)	(374,170)	496,056	(680,831)	72,748
Preferred stock dividends, arrearage accumulated (see Note 8)	(26,759)	(28,811)	(53,759)	(58,049)
Net income (loss) applicable to common shareholders	$(400,929)	$467,245	$(734,590)	$14,699

Basic and fully diluted net income (loss) per share	$(0.01)	$0.01	$(0.01)	$-
Weighted-average number of shares of common stock outstanding	52,040,502	48,988,914	50,726,498	48,988,914

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED MARCH 31, 2013
(UNAUDITED)

	Series A Preferred Stock	Series B Cumulative Convertible Preferred Stock		Common Stock			Warrants to
	Shares	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Purchase Common Stock	Accumulated Deficit	Total Shareholders’ Equity
Balance, September 30, 2012	-	135,000	$1,350	49,441,058	$494,411	$45,989,639	$429,181	$(44,378,421)	$2,536,160
2013 Private Placement (see Notes 1and 8): Issuance of Common Stock and Warrants to purchase 980,000 shares of Common Stock				2,450,000	24,500	148,381	72,119		245,000
FEI/DTE Stock Purchase Agreement (see Notes 1 and 8):
Issuance of Common Stock and Warrants to purchase 18 million shares of Common Stock				15,000,000	150,000	543,162	806,838		1,500,000
Costs of issuance						(44,466)			(44,466)
Issuance of Common Stock in payment of interest (see Note 1)				50,000	500	5,000			5,500
Consulting Services Agreement : Issuance of Common Stock to investor relations firm (see Note 2)				600,000	6,000	60,000			66,000
Stock-based compensation expense						41,088			41,088
Net Loss								(680,831)	(680,831)
Balance, March 31, 2013	-	135,000	$1,350	67,541,058	$675,411	$46,742,804	$1,308,138	$(45,029,252)	$3,668,451

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)

	2013	2012
Cash Flows From Operating Activities:
Net income (loss)	$(680,831)	$72,748
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	28,556	276,796
Amortization of prepaid consulting services agreement fees	152,322	183,287
Amortization of discount on note payable – other	-	7,397
Amortization of discount on 7.25% convertible debentures	1,236	1,238
Amortization of discount on convertible note payable	3,512	5,260
Stock-based compensation expense	41,088	59,174
Gain on sale of oil and gas properties	-	(898,335)
Impairment of securities available for future sale	-	5,699
Gain on debt forgiveness	(16,528)	-
Changes in operating assets and liabilities:
Receivables	10,917	350,474
Prepaid mineral royalties	(29,992)	(29,994)
Other current assets	(1,436)	(4,182)
Restricted cash deposits	(38)	(764)
Accounts payable	(71,323)	(22,165)
Revenue payable	(37,008)	(79,139)
Accrued interest expense	(7,538)	106,109
Other accrued expenses	10,967	7,561
Net cash provided by (used in) operating activities	(596,096)	41,164
Cash Flows From Investing Activities:
Proceeds from Sale of Oil and Gas Properties	-	898,335
Cash restricted pursuant to equity issuance agreement	(1,092,683)	-
Net cash provided by (used in) investing activities	(1,092,683)	898,335
Cash Flows From Financing Activities:
Payments on notes and debt	(36,082)	(56,437)
Proceeds from borrowings	17,808	19,652
Proceeds from equity issuances, net of cash issuance costs and expenses of $44,466	1,700,534	-
Net cash provided by (used in) financing activities	1,682,260	(36,785)
Net change in cash and equivalents	(6,519)	902,714
Cash and equivalents at beginning of period	190,738	48,917
Cash and equivalents at end of period	$184,219	$951,631
Supplemental Information:
Income taxes paid	$-	$-
Interest paid	$110,951	$8,850
Supplemental Disclosure of Non-cash Transactions:
Preferred dividends not paid, arrearage accumulated	$53,759	$58,049
Issuance of common stock in payment of accrued interest	$5,500	$-
Issuance of common stock for consulting fees	$66,000	$-
Grant of issuable shares to a Director/Officer	$66,000	$-
Issuances of warrants to purchase Common Stock	$878,957	$-

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2013

1. CONTINUED OPERATIONS AND GOING CONCERN

The unaudited condensed consolidated financial statements have been prepared on the basis of a going concern which contemplates that Daleco Resources Corporation and subsidiaries (the “Company”) will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. At March 31, 2013, the Company’s current assets total $490,450. Net loss applicable to common shareholders amounted to $680,831 for the six months ended March 31, 2013. The ability of the Company to meet its current liabilities of $5,237,366 and its total liabilities of $8,696,354 and to continue as a going concern is dependent upon the availability of future funding, achieving profitability within its mineral segment and ongoing profitability within its oil and gas operations. If the Company is unable to continue as a going concern, there is uncertainty relative to full recoverability of its assets. The financial statements do not reflect any adjustments relating to these uncertainties.

FEI/DTE Stock Purchase Agreement

On March 25, 2013, the Company finalized a Stock Purchase Agreement (“SPA”) with Far East Investments, LLC, a California limited liability company (“FEI”) and DTE Investment Ltd., a British Virgin Island company (“DTE”) (hereinafter FEI and DTE are sometimes collectively referred to as the “Investors” and individually as an “Investor”). The Investors paid the Company $1.5 million for 15 million shares of the Company’s common stock, par value $.01 (“Common Stock”) and warrants for the purchase of up to 18 million shares of Common Stock to FEI and DTE (“FEI/DTE Warrants”). The FEI/DTE Warrants have a term of five (5) years (“Term”) and may be exercised at a price of $0.20 per share (“Exercise Price”). In the third through fifth years of the Term, the Exercise Price may be satisfied by exchanging Common Stock at the current market price. The FEI/DTE Warrants may be exercised in whole or in part at any time during the Term. See Note 8.

Under the SPA for so long as the Investors retain 51% or more of the Common Stock issued under the SPA (7,650,000 shares), the Investors are entitled to request that the Registrant nominate for election, by the shareholders of the Registrant at the Registrant’s annual meeting of shareholders, two persons suitable to serve as directors of the Registrant.

A provision of the Agreement requires that the Company shall not make any public announcement or statement concerning the Agreement other than that which the Company is required to disclose on Form 8-K and other required filings with the Securities and Exchange Commission. The Registrant, consistent with its obligations under the securities laws, the Company is required to seek confidential treatment of the information set forth in the Annex and Exhibits to the SPA.

In connection with the SPA the Company entered into an Exclusive Sales Agency and Marketing Agreement with FEI (“Marketing Agreement”). The Marketing Agreement grants to FEI the right to act as the Company’s exclusive marketing and sales agent for natural resources products produced, mined and/or sold by the Company, excluding the Company’s ZeoSure products (see Note 4), in Asia excluding the nation of India.

Pursuant to a section contained in the 2013 SPA, Mr. Parrish’s Employment Contract has been extended through December 31, 2013.

As a condition precedent to entering into the SPA, Investors required the Company to enter into forbearance agreements with certain of its major creditors and debtors (“Certain Creditors”) (“Forbearance Agreements”), the Blackstone Agreement (as discussed below) and the Novinskie Agreement (as discussed below). The Forbearance Agreements provide for the Certain Creditors to agree to forbear from making a demand on the Company for payment of their debt for a period of two years from the date of the SPA. The Certain Creditors are entitled to receive accelerated payment of their debt should the Company receive revenues and/or capital in excess of stated amounts or if the Company permits an Event of Default (as defined in the Forbearance Agreements) to go uncured. See Notes 5, 6, and 7 for discussions regarding the Forbearance Agreements.

As part of the forbearance requirements of the SPA and a condition precedent thereto, the Company entered into the Second Amendment to Employment Agreement with Mr. Blackstone, Vice President and Chief Accounting Officer (“Blackstone Agreement”). The Blackstone Agreement provides for (1) the payments due Mr. Blackstone for services for the months of December 2012, January and February 2013; (2) a lump sum payment of $40,000 towards the outstanding balance owed Mr. Blackstone under his Employment Agreement; and (3) a provision of the pay down of the remaining balance through monthly payments over two years. Mr. Blackstone is entitled to receive accelerated payment of the Blackstone Debt should the Company receive revenues and/or investments in excess of stated amounts or if the company permits an Event of Default to go uncured. See Note 7 for additional information pertaining to the Blackstone Agreement.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2013

As part of the forbearance requirements of the SPA and as a condition precedent thereto, the Company entered into the First Amendment to Employment Agreement with Mr. Novinskie, President and Chief Financial Officer (“Novinskie Agreement”). The Novinskie Agreement provides for a lump sum payment of $42,500 towards the outstanding balance owed Mr. Novinskie under his Employment Agreement and Mr. Novinskie agrees to forbear from making a demand on the Company for payment of the remaining balance due him for a period of two years from the date of the SPA. Mr. Novinskie is entitled to receive accelerated payment on the remaining balance should the Company receive revenues and/or capital in excess of stated amounts or if the Company permits an Event of Default (as defined in the Novinskie Agreement) to go uncured. See Note 7 for additional information pertaining to the Novinskie Agreement.

The SPA contains provisions that restrict the use of the $1.5 million received by the Company as follows:

	Initial Restriction per the SPA	Restricted cash at March 31, 2013
Forbearance Agreements, Novinskie Agreement and Blackstone Agreement	$350,000	15,000
Marketing Agreement payments to FEI	120,000	120,000
Other marketing and sales activities	360,000	360,000
Transaction closing costs and related	80,000	7,683
Oil and gas properties activities	75,000	75,000
Mineral properties activities	50,000	50,000
Future general and administrative expenses	345,000	345,000
Other costs and expenses	120,000	120,000
Total	$1,500,000	$1,092,683

2013 Private Placement

Commencing in January 2013, the Company offered a private placement under the provisions of Regulation D promulgated under the Securities Act of 1933, as amended (the “2013 Private Placement”). The 2013 Private Placement consists of up to five hundred thousand dollars ($500,000) for the issuance of up to 5 million shares of Common Stock at $0.10 per share and warrants to purchase up to 2 million shares of Common Stock at an exercise price of $0.50 per share. The warrants expire on January 16, 2018. The Company will utilize the proceeds of this private placement for general working capital purposes. At March 31, 2013, the Company had received cash totaling $245,000 for the sale of 2,450,000 shares of Common Stock and warrants to purchase 980,000 shares of Common Stock. See Note 8.

Debt and Other Obligations

As of March 31, 2013, the Company and certain of its subsidiaries were in default of various obligations and certain debt obligations classified as current liabilities in the accompanying balance sheet as set forth in the following table:.

Such defaulted obligations at March 31, 2013 include the following:

Amounts included in accounts payable:
Consulting services and interest due a licensor	$35,008
EV&T – fees, expenses and accrued interest (subject to forbearance agreement)	176,227
CAMI notes payable and accrued interest:
Subject to forbearance agreements	812,613
Not subject to forbearance agreements	31,782
EV&T note and interest (subject to forbearance agreement)	1,132,618
Notes payable to related parties and interest thereon (subject to forbearance agreements)	80,610
7.25% Convertible Debentures due a related party (subject to forbearance agreements)	45,054
Accrued compensation expense:
Subject to forbearance agreements	612,085
Not subject to forbearance agreements	52,731
Total	$2,987,728

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2013

See Note 8 regarding the cumulative dividends in arrears of $1,987,998 at March 31, 2013, applicable to the Series B 8% Cumulative Convertible Preferred Stock.

Liquidity

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

In an effort to address the liquidity shortfall, the Company sold certain of its oil and gas properties in 2012, and is evaluating the sale of certain additional oil and gas properties. It may take months and possibly longer to sell these properties at a suitable price. The market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand that are beyond our control. We cannot predict whether we will be able to sell a property for the price or on terms acceptable to us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of any property.

The Company shall use the proceeds from the transaction with FEI and DTE in an effort to establish additional profitable revenue generating activities. The Company is implementing its plan and creating sales, marketing, and distribution programs. The Company has employed a Vice President of Sales and intends to use internal and external resources to focus on mineral sales. In anticipation of increased sales, the Company’s plans include handling, storage and transportation modifications for the mineral properties. Also, the Company plans to continue its workover operations and other activities in certain of its Texas and West Virginia oil and gas properties to enhance its existing revenue stream and profitability.

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

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2013

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

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012, as amended (“2012 Annual Report”). In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 2013 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited consolidated financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements included in the 2012 Annual Report.

Unless otherwise noted, references to “year” pertain to the Company’s fiscal year, which begins on October 1 and ends on September 30; for example, 2013 refers to fiscal 2013, which is the period from October 1, 2012 to September 30, 2013.

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

Fair Value Measurements

At March 31, 2013, the Company’s only financial instruments are (a) cash and equivalents, short-term trade receivables, payables, accrued expenses and debt. The carrying amounts reported in the accompanying consolidated financial statements for such items approximate fair values because of the immediate nature of short-term maturities of these financial instruments.

Subscriptions Receivable and Interest Receivable

Management of the Company believes that the collection of the principal balance of and interest due pursuant to certain notes receivable is in doubt (see Note 11 of the Notes to Consolidated Financial Statements included in the 2012 Annual Report on Form 10-K). As of September 30, 2012, the Company changed to the recovery method in accounting for the notes receivable and interest thereon. The principal and interest will be recorded when, and if, collected. This change to the recovery method resulted in the recognition of $207,025 as an impairment of the interest receivable at September 30, 2012. The principal balance of the notes receivable ($576,000) was previously reflected as subscriptions receivable. Accordingly, the Company recorded no interest income relating to such notes during the six months ended March 31, 2013.

Investor Relations Firm Consulting Agreement

In March 2013, the Company engaged an investor relations firm (“IR Firm”) to assist management in such activities for one year. The Company issued 600,000 shares (valued at $0.11 per share) of Common Stock to the IR Firm. The Company is amortizing the prepaid consulting fees of $66,000 over the term of the contract with the IR Firm. Such contract requires monthly payments of cash of $5,000 during the term of the agreement.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2013

Significant Accounting Policies

There have been no changes in significant accounting policies from those disclosed in the 2012 Annual Report.

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Offsetting, otherwise known as netting, is the presentation of assets and liabilities as a single net amount in the statement of financial position (balance sheet). Unlike IFRS, U.S. GAAP allows companies the option to present net in their balance sheets derivatives that are subject to a legally enforceable netting arrangement with the same party where rights of set-off are only available in the event of default or bankruptcy. To address these differences between IFRS and U.S. GAAP, in January 2011 the FASB and the IASB (the Boards) issued an exposure draft that proposed new criteria for netting that were narrower than the current conditions currently in U.S. GAAP. Nevertheless, in response to feedback from their respective stakeholders, the Boards decided to retain their existing offsetting models. Instead, the Boards have issued common disclosure requirements related to offsetting arrangements to allow investors to better compare financial statements prepared in accordance with IFRS or U.S. GAAP. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company is currently assessing the impact that the adoption may have on its financial statements.

In July 2012, the FASB issued ASU No. 2012-02, Intangible—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU No. 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles – Goodwill and Other – General Intangibles Other than Goodwill. The more likely than not threshold is defined as having a likelihood of more than 50 percent. Under ASU No. 2012-02, an entity is not required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines it is more likely than not that its fair value is less than its carrying value. ASU No. 2012-02 is effective for annual periods beginning after September 15, 2012. The adoption of ASU No. 2012-02 did not have an impact on the Company’s condensed consolidated financial position or results of operations.

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (topic 210) Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities guidance clarifying the scope of disclosures about offsetting assets and liabilities. The guidance limits the scope of balance sheet offsetting disclosures to derivative instruments, including bifurcated embedded derivatives, repurchase agreements and securities lending transactions to the extent that they are (1) offset in the financial statements or (2) subject to an enforceable master netting arrangement of similar agreement. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Entities are required to provide the new disclosures retrospectively for all comparative periods. The Company is currently assessing the impact that the adoption may have on its financial statements.

3. OIL AND GAS PROPERTIES SEGMENT INFORMATION

During the six months ended March 31, 2013, there was no major discovery or other event that caused a significant change from the reserve quantity and related information presented in the 2012 Annual Report. During the six months ended March 31, 2013, the price the Company receives for its natural gas production decreased 13% to $4.44 per Mcf from $5.08 per Mcf for the comparable period of 2012; however, from a revenue perspective, the Company's oil and gas properties are primarily oil producers and the average price per Mcfe increased 2% to $8.22 from $8.04, respectively.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2013

Results of Operations for Oil and Gas Producing Activities for the three and six months ended March 31, 2013 and 2012:

	Three Months Ended March 31		Six Months Ended March 31
	2013	2012	2013	2012
Revenues:
Oil and gas sales	$94,112	$86,545	$199,297	$200,769
Well management revenue	65,197	71,439	134,106	142,879
Royalty receipts	1,890	568	2,810	2,081
Total revenues	161,199	158,552	336,213	345,729
Expenses:
Lease operating expenses	38,637	32,377	79,419	80,397
Production and severance taxes	4,986	6,157	10,713	12,531
Depreciation, depletion, amortization and valuation provisions	12,000	15,000	24,000	30,000
Total expenses	55,623	53,534	114,132	122,928
Revenues in excess of expenses	105,576	105,018	222,081	222,801
Gain on sale of oil and gas properties	-	898,335	-	898,335
Income tax expenses	-	-	-	-
Results of operations from oil and gas producing activities (excluding corporate overhead and interest costs)	$105,576	$1,003,353	$222,081	$1,121,136

Sale of Oil and Gas Property Leasehold Deep Rights

On January 20, 2012, the Company entered into a purchase and sale agreement (the “PSA”) pursuant to which the Company agreed to sell certain oil and natural gas leasehold deep rights for cash of $898,335, subject to adjustment as to any title defect that is not cured within the timeframe permitted by the PSA. The sale closed on March 28, 2012. The Company received $898,335 at the closing and recognized gain in the amount of proceeds received. The oil and natural gas leasehold deep rights that were sold were undeveloped, and as such not income-producing to the Company. The Company used the proceeds for general working capital purposes.

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

On July 3, 2012, CAMI entered into an operating agreement for ZeoSure LLC (“ZLLC”) as one of ZLLC’s two managing members. ZLLC was formed for the purpose of developing human consumption products including but not limited to detoxification and digestive supplements and human consumable products utilizing CAPI’S Clinoptilolite zeolite mineral focusing on markets throughout the world with a primary emphasis on markets in the United States and Asia. CAMI and SafeHatch LLC, an entity controlled by an individual previously affiliated with the Musser Group, are the managing members and each owns 47.5% of ZLLC. The remaining 5% of ZLLC is owned by the Musser Group. The members of ZLLC intend to seek initial capital of $1 million from third parties and enter into product marketing and distribution agreements with participants active within the dietary supplements market in the next few months. The operating agreement has not been ratified by the Audit Committee of the Board of Directors of the Company. Other than seeking initial capital, ZLLC had no activity through March 31, 2013.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2013

Patent Rights - CAMI was the owner of U.S. Patent No. 5,387,738 upon which an engineered product was based which utilized all naturally occurring non-hazardous minerals for the remediation of sites contaminated with hazardous and/or toxic materials. Such patent expired on February 7, 2012. During February 2013, CAMI applied for new provisional patents for its enhancement processes upon which an engineered product is based which utilized all naturally occurring non-hazardous minerals for the remediation of sites contaminated with hazardous and/or toxic materials. As of March 31, 2013, the US Patent Office had not ruled on CAMI’s application.

Patent License Rights - In February 2010, the Company entered into a License Agreement concerning two US method patents for the treatment of sanitary wastewaters. Such patents utilize the Company’s zeolite. The license applies to the US and covers the use of the patented technology in water, wastewater and waste treatment in animal feed operations, agriculture, and aquaculture. In addition, the license applies to the treatment of sanitary wastewater on Federal facilities, military bases and lands administered by the US Bureau of Indian Affairs. At March 31, 2013, the Company owes the licensor for consulting fees pursuant to the License Agreement and interest totaling $35,009. Such amount is included in Accounts Payable in the accompanying balance sheet. The License Agreement expired in February 2013; however, see Note 11.

Trademark - The Company has a trademark for the Company’s ReNuGen™, a product used to enhance the efficacy of conventional waste water treatment plants.

Results of Operations for Minerals Properties Activities for the three and six months ended March 31, 2013 and 2012:

	Three Months Ended March 31		Six Months Ended March 31
	2013	2012	2013	2012
Mineral Sales	$966	$1,266	$2,834	$2,533
Operating and other expenses	(3,123)	(3,346)	(16,296)	(6,349)
Depreciation, depletion, amortization and valuation provisions:
Amortization of Patent and Patent License Rights	(1,148)	(99,025)	(4,556)	(246,796)
	(3,305)	(101,105)	(18,018)	(250,612)
Expenses in excess of revenues
Income tax expenses	-	-	-	-
Results of operations from mineral properties activities (excluding corporate overhead and interest costs)	$(3,305)	$(101,105)	$(18,018)	$(250,612)

5. NOTES PAYABLE

Premium Finance Agreement

During November 2012, the Company entered into a Premium Finance Note Payable for $17,808 to finance a portion of certain insurance premiums. The maturity date of the note is August 1, 2013 and the interest rate is 8.75%. Consistent with the provisions of the note, the Company is required to make monthly payments of principal and interest of $2,052. The balance of the Note at March 31, 2013 is $9,851.

EV&T Note and Fees and Expenses

Effective March 25, 2013, the Company and EV&T entered into a forbearance agreement in respect to $1,338,769 owed to EV&T for services performed and interest thereon as of September 30, 2012. The Company paid $114,000 to EV&T as required by the forbearance agreement and $34,783 in fees for the period October 1, 2012 through February 28, 2013. In March 2013, the Company paid EV&T an additional $9,266 for fees billed in February 2013. As of March 31, 2013 there remained $176,227 due and owning EV&T for services not connected with its September 2006 Note (“Note”) and $1,132,618 due and owing on the Note including accrued but unpaid interest. The Note will earn no interest in the first year and 3.5% interest in the second year under the forbearance agreement. EV&T is entitled to receive accelerated payment of the outstanding balance due and owing it should the Company receive revenues and/or investments in excess of stated amounts or if the company permits an Event of Default to go uncured. Should the outstanding balances due and owing EV&T under both the Note and non-Note not be paid in full within the two year term of the forbearance agreement, the original terms of the EVT Note calling for payment of interest of 12% per annum on the outstanding debt will govern the Company’s obligations to EV&T.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2013

CAMI Notes Payable

As of September 30, 2012, there was a total of $455,943 in principal and $438,904 in interest (total of $894,847) due and owing to CAMI note holders under that certain Stock Purchase Agreement dated August 2000.

Carl Haessler. As of September 30, 2012, the amounts owed to Mr. Haessler, a Director, consisted of principal of $83,478 and accrued but unpaid interest of $80,359 (“Haessler Debt”). The Haessler Debt is evidenced by a note providing for an annual rate of interest of 8% and repayment of such notes and interest thereon is guaranteed by DRC. As a condition of the $1,500,000 capital stock purchase by FEI and DTE in March 2013 pursuant to that certain Stock Purchase Agreement dated March 25, 2013 (“SPA”), Mr. Haessler entered into a Forbearance Agreement providing for no payment to him on the Haessler Debt and his agreement to forbear from making a demand on the Company for payment of the remaining Haessler Debt for a period of two (2) years from the date of the SPA. The remaining Haessler Debt will earn no interest in the first year and 3.5% interest in the second. Mr. Haessler is entitled to receive accelerated payment of the Haessler Debt should the Company receive revenues and/or investments in excess of stated amounts or if the company permits an Event of Default to go uncured.

Alice Haessler. As of September 30, 2013 the debt owed to Alice Haessler amounted to $20,000 in principal and accrued but unpaid interest of $19,253. Under the terms of the agreement dated March 25, 2013, with Alice Haessler, Mrs. Haessler received $20,000 in cash and 50,000 shares of Common Stock in full settlement of the obligation owed to Alice Haessler. The Company recognized $16,528 as gain on debt forgiveness as a result of such settlement. Carl Haessler is the conservator for Alice Haessler.

Herbert L. Lucas. As of September 30, 2012, the amounts owed to Mr. Lucas consisted of $153,530 in principal and accrued but unpaid interest totaled $147,793 for a total of $301,323 (“Lucas Debt”). The Lucas Debt is evidenced by a note providing for an annual rate of interest of 8% and repayment of such notes and interest thereon is guaranteed by DRC. As a condition of the $1,500,000 capital stock purchase by FEI and DTE in March 2013 pursuant to the SPA, Mr. Lucas entered into a Forbearance Agreement providing for payment to Mr. Lucas of $30,100 of the Lucas Debt and his agreement to forbear from making a demand on the Company for payment of the remaining Lucas Debt for a period of two (2) years from the date of the SPA. The remaining Lucas Debt will earn no interest in the first year and 3.5% interest in the second. Mr. Lucas is entitled to receive accelerated payment of the Lucas Debt should the Company receive revenues and/or investments in excess of stated amounts or if the company permits an Event of Default to go uncured.

Robert Martin. As of September 30, 2012, the amounts owed to Mr. Martin, a Director and President of CAMI, consisted of principal of $134,811 and accrued but unpaid interest of $129,773. The Martin Debt is evidenced by a note providing for an annual rate of interest of 8% and repayment of such notes and interest thereon is guaranteed by DRC. As of September 30, 2012, the Company owed Mr. Martin $245,835 in salary and $19,051 in unpaid reimbursable business expenses. These amounts contain no accrued interest. As of September 30, 2012, the Company was indebted to Mr. Martin in the aggregate amount of $529,470 (“Martin Debt”). As a condition of the $1,500,000 capital stock purchase by FEI and DTE in March 2013 pursuant to the SPA, Mr. Martin entered into a Forbearance Agreement providing for payment to Mr. Martin of $53,500 of the Martin Debt and his agreement to forbear from making a demand on the Company for payment of the remaining Martin Debt for a period of two (2) years from the date of the SPA. The remaining Martin Debt will earn no interest in the first year and 3.5% interest in the second. Mr. Martin is entitled to receive accelerated payment of the Martin Debt should the Company receive revenues and/or investments in excess of stated amounts or if the company permits an Event of Default to go uncured.

Robert A. Nolan. As of September 30, 2012, the amounts owed to Mr. Nolan consisted of principal of $49,124 and accrued and unpaid interest of $47,288 for a total of $96,412 (“Nolan Debt”). The Nolan Debt is evidenced by a note providing for an annual rate of interest of 8% and repayment of such notes and interest thereon is guaranteed by DRC. As a condition of the $1,500,000 capital stock purchase by FEI and DTE in March 2013 pursuant to the SPA, Mr. Nolan entered into a Forbearance Agreement providing for payment to Mr. Nolan of $9,600 of the Nolan Debt and his agreement to forbear from making a demand on the Company for payment of the remaining Nolan Debt for a period of two (2) years from the date of the SPA. The remaining Nolan Debt will earn no interest in the first year and 3.5% interest in the second. Mr. Nolan is entitled to receive accelerated payment of the Nolan Debt should the Company receive revenues and/or investments in excess of stated amounts or if the company permits an Event of Default to go uncured.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2013

As of March 31, 2013, the Company was in default in the payment of principal and interest thereon of $31,782 in respect to the balance of the CAMI notes payable which are not subject to forbearance agreements.

At March 31, 2013, the outstanding balance of the CAMI Notes Payable aggregated $435,943 and accrued but unpaid interest totaled $408,452.

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

Further, each month the Company evaluates the beneficial conversion feature in respect to the interest accrued on the note during such month and determines if any discount is applicable to the beneficial conversion feature related to such interest. The Company has determined that no discount is applicable to the accrued interest relating to the beneficial conversion privilege through March 31, 2013.

The discount is being amortized over the life of the note. Amortization of the discount of $1,736 and $2,616 is included in interest expense during the three months ended March 31, 2013 and 2012, respectively. Amortization of the discount of $3,512 and $5,260 is included in interest expense during the six months ended March 31, 2013 and 2012, respectively. The unamortized balance of the discount at March 31, 2013 was $19,396. During the three months ended March 31, 2013 and 2012, the Company recognized contractual coupon interest of $2,636 and $3,969, respectively. During the six months ended March 31, 2013 and 2012, the Company recognized contractual coupon interest of $5,330 and $7,982, respectively. The effective interest rate through March 31, 2013 was approximately 7%. As of March 31, 2013, the principal balance due on the note was $262,625 and accrued and unpaid interest on the note totals $5,689. During the six months ended March 31, 2013, the Company voluntarily paid interest on the note of $5,000. The if-converted value of the convertible note and interest payable at March 31, 2013 approximates $118,000. See Note 11.

6. 7.25% CONVERTIBLE DEBENTURES

During the three months ended March 31, 2013, no Debentures were converted to Common Stock. Debentures held by a Director (Maxwell) totaling $45,000 are outstanding at March 31, 2013. During the three months ended March 31, 2013 and 2012, the Company recognized contractual coupon interest of $804 and $813, respectively, and amortization of the discount of $618 and $619, respectively. During the six months ended March 31, 2013 and 2012, the Company recognized contractual coupon interest of $1,629 and $1,636, respectively, and amortization of the discount of $1,236 and $1,238, respectively. The effective interest rate approximates 16%. The if-converted value of the Debentures at March 31, 2013, approximates $35,000. Accrued and unpaid interest due on the Debentures totals $54 at March 31, 2013.

As a condition of the $1,500,000 capital stock purchase by FEI and DTE in March 2013 pursuant to the SPA, Mr. Maxwell entered into a Forbearance Agreement in respect to all principal and interest owed and owing to the Director in respect to the Debentures. The Company paid interest due on the Debentures of $9,487 to the Director as required by the forbearance agreement. Such Director has agreed to forbear from making a demand on the Company for payment of the Debentures for a period of two (2) years from the date of the SPA. The Debentures will earn no interest in the first year and 3.5% interest in the second. Mr. Maxwell is entitled to receive accelerated payment of the Debentures should the Company receive revenues and/or investments in excess of stated amounts or if the company permits an Event of Default to go uncured.

7. RELATED PARTIES

See Note 6 in respect to the 7.25% Convertible Debentures owned by a Director (Maxwell).

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2013

Notes Payable - Related Parties

Maxwell - As a condition of the $1,500,000 capital stock purchase by Far East Investments, LLC and DTE Investment, Ltd. in March 2013 pursuant to that certain Stock Purchase Agreement dated March 25, 2013 (“SPA”), Mr. Maxwell entered into a Forbearance Agreement in respect to all principal and interest owed and owing to the Director in respect to the $60,000 note payable to such Director (“Maxwell Note”) and the Company paid interest of $1,813 on the Maxwell Note to the Director as required by the forbearance agreement. Such Director has agreed to forbear from making a demand on the Company for payments of the Maxwell Note for a period of two (2) years from the date of the SPA. The debt due such Director will earn no interest in the first year and 3.5% interest in the second. Mr. Maxwell is entitled to receive accelerated payment of the Maxwell Note should the Company receive revenues and/or investments in excess of stated amounts or if the company permits an Event of Default to go uncured. At March 31, 2013, the Company owes Mr. Maxwell $68,008 for principal and interest thereon.

Grady - As a condition of the SPA, Real Asset Management, LLC (“RAM”) entered into a Forbearance Agreement in respect to all principal and interest owed and owing to RAM in respect to the $50,000 note payable RAM (“RAM Note”). The Company paid principal of $6,745 and interest of $7,255 on the RAM Note as required by the forbearance agreement. RAM has agreed to forbear from making a demand on the Company for payments of the note principal and interest for a period of two (2) years from the date of the SPA. The debt due RAM will earn no interest in the first year and 3.5% interest in the second. RAM is entitled to receive accelerated payment of the RAM Note should the Company receive revenues and/or investments in excess of stated amounts or if the company permits an Event of Default to go uncured. At March 31, 2013, the Company owes RAM $12,602 for principal and interest and interest thereon. A Director (Grady) is affiliated with RAM.

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

CAMI Notes Payable

See Note 6 in respect to Messrs. Haessler and Martin.

Employment Agreements

Blackstone – See Note 1 in respect to the Second Amendment of the Employment Agreement. As of March 31, 2013, the Company owed Mr. Blackstone $146,915 for salary and reimbursable expenses related to his employment agreement with the Company.

Martin – See Note 5 regarding amounts due Mr. Martin, a Director and President of CAMI, in connection with his previous employment agreement with the Company. As of March 31, 2013, the Company owed Mr. Martin $245,835 for salary related to such employment agreement. As of March 31, 2013, the Company has paid the reimbursable expenses of $19,051.

Novinskie – See Note 1 in respect to the First Amendment of the Employment Agreement with the Company. As of March 31, 2013, the Company owed Mr. Novinskie $355,235 for salary related to his employment agreement with the Company.

Parrish - In November 2012, the Employment Contract with Michael D. Parrish was renewed. Such contract was orally amended in December 2012 to reflect a change in base salary. Effective March 25, 2013, the Company granted (i) 600,000 shares of common stock and (ii) and an option for the purchase of 1.2 million shares of common stock to Mr. Parrish (see Note 8). Pursuant to a section contained in the 2013 SPA, Mr. Parrish’s Employment Contract has been extended through December 31, 2013.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2013

8. CAPITAL STOCK

Common Stock

The Company issued shares of Common Stock during the six months ended March 31, 2013 as follows:

2013 Private Placement (see Note 1)	2,450,000
FEI/DTE Stock Purchase Agreement (see Note 1)	15,000,000
Alice Haessler (see Note 1)	50,000
Consultant agreement with an investor relations firm (see Note 2)	600,000
Total	18,100,000

Series A Preferred Stock

No shares of Series A Preferred Stock were issued during the six months ended March 31, 2013. No shares were outstanding at March 31, 2013 and September 30, 2012.

Series B 8% Cumulative Convertible Preferred Stock

No shares of Series B Preferred Stock, par value of $0.01 per share, were issued during the six months ended March 31, 2013.

Shares of Series B Preferred Stock outstanding at March 31, 2013, and September 30, 2012, totaled 135,000 shares. Such shares are convertible into shares of Common Stock on the basis of their $10.00 per share stated value, at the exchange rate per common share of 85% of the average of the closing price of the Common Stock for the five trading days immediately preceding the date when shares of Series B Preferred Stock are delivered to the Company for conversion, but in no event shall the conversion price be less than $1.25 per share. Thus, at March 31, 2013, the 135,000 shares of Series B Preferred Stock were convertible into 1,080,000 shares of Common Stock.

Further, the shares of Series B Preferred Stock (i) earn dividends at the rate of 8% per annum computed on the basis of a 365 day year, and (ii) have priority in liquidation to the extent of the stated value of $10.00 per share plus any unpaid dividends over any other preferred stock, common stock or any other stock issued after September 19, 2000. At March 31, 2013, the liquidation preference totals $3,337,998 (stated value of $1,350,000 plus arrearages in cumulative dividends of $1,987,998).

Dividends

There were no cash dividend payments in respect to Common Stock or either series of Preferred Stock during the six months ended March 31, 2013 and 2012.

At March 31, 2013, the cumulative dividends in arrears applicable to the Series B Preferred Stock totals $1,987,998.

Options and Warrants to Purchase Common Stock

	Number of Options and Warrants	Weighted Average Price per Share
Options and warrants outstanding at September 30, 2012	5,250,000	$0.18
Warrants issued pursuant to 2013 Private Placement (see Note 1)	980,000	$0.50
Warrants issued pursuant to FEI/DTE Stock Purchase Agreement (see Note 1)	18,000,000	$0.20
Option granted to a Director (1)	200,000	$0.06
Option granted to a Director/Officer (2)	1,200,000	$0.14
Options and warrants outstanding at March 31, 2013	25,630,000	$0.20

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2013

(1)	On December 27, 2012, David A Grady, a Director of the Company, was granted an option to purchase 200,000 shares of stock at an exercise price of $0.06 per share under the Company’s Non-qualified Independent Director Stock Option Plan. The option is exercisable through December 2017. The option vests 50% in December 2013 and 25% in each of December 2014 and 2015.
(2)	Effective March 25, 2013, the Company granted 600,000 shares of Common Stock to Mr. Parrish. During the six months ended March 31, 2013, the Company recognized compensation expense of $66,000 related to such grant and the 600,000 shares are issuable at the rate of 100,000 shares at the end of each of six months commencing April 30, 2013. The Company may recognize additional compensation expense should the price at such issuance date exceed $0.11 (the closing price per share of the Common Stock on March 31, 2013. Also, effective March 25, 2013, the Company granted an option for the purchase of 1.2 million shares of common stock to Mr. Parrish at an exercise price of $0.14 per share. The option is exercisable through May 21, 2014 and vests 50% on each of May 21, 2013 and 2014.

Warrants to Purchase Shares of Common Stock

At September 30, 2012, warrants to purchase 3,100,000 shares of Common Stock were outstanding. During the six months ended March 31, 2013, the Company issued warrants to purchases 18,980,000 shares of Common Stock. The Company has valued the outstanding warrants as $1,308,138 and $429,181 at March 31, 2013, and September 30, 2012, respectively.

On January 12, 2011, Sonata Investment Company, Ltd. loaned $60,000 to the Company pursuant to a promissory note of same date. The Company issued warrants for the purchase of 500,000 shares of stock at an exercise price of $0.12 per share. The warrants expire on December 31, 2015. The fair value of the warrants was determined to be $33,337 using the Black-Scholes valuation model.

On February 25, 2011, the Company entered into a Consulting Services Agreement with the Musser Group. In addition to certain registered securities, the Company issued to individuals associated with the Musser Group warrants for the purchase of 2,500,000 shares of Common Stock at an exercise price of $0.15 per share. The warrants may not be exercised unless and until the average bid and asking closing price of the Company’s Common Stock exceeds $1.00 per share for a period of thirty consecutive trading days. The warrants are exercisable through February 24, 2016. The fair value of the warrants was determined to be $375,153 using the Black-Scholes valuation model.

On April 26, 2011, the Company granted a warrant for the purchase of 100,000 shares of Common Stock to an engineering consultant to the Company. The warrant is exercisable through April 25, 2016, at an exercise price of $0.22 per share. The fair value of the warrants was determined to be $20,691 using the Black-Scholes valuation model.

On March 25, 2013, the Company finalized the SPA FEI and DTE (see Note 1). The Investors paid the Company $1.5 million for 15 million shares of the Company’s Common Stock and warrants for the purchase of up to 18 million shares of Common Stock. The FEI/DTE Warrants have a term of five (5) years and may be exercised at a price of $0.20 per share. In the third through fifth years of such term, the exercise price may be satisfied by exchanging Common Stock at the current market price. The FEI/DTE Warrants may be exercised in whole or in part at any time during such term. The fair value of the warrants was determined to be $806,838 using the Black-Scholes valuation model.

Commencing in January 2013, the Company offered a private placement under the provisions of Regulation D promulgated under the Securities Act of 1933, as amended (see Note 1). The 2013 Private Placement consists of up to five hundred thousand dollars ($500,000) for the issuance of up to 5 million shares of Common Stock at $0.10 per share and warrants to purchase up to 2 million shares of Common Stock at an exercise price of $0.50 per share. The warrants expire on January 16, 2018. At March 31, 2013, the Company had received cash totaling $245,000 for the sale of 2,450,000 shares of Common Stock and warrants to purchase 980,000 shares of Common Stock. The fair value of the warrants was determined to be $72,119 using the Black-Scholes valuation model.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2013

Stock Options

Summarized information relating to the stock options to purchase Common Stock outstanding as of March 31, 2013, is as follows:

	Options Outstanding			Options Exercisable
Exercise Price per Share	Number of Shares Underlying Options Unexercised	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)	Number of Shares Underlying Options Exercisable	Weighted Average Exercise Price Per Share
$0.06-$0.22	3,550,000	$0.18	2.39	1,675,000	$0.21

Stock-based Compensation

During the six months ended March 31, 2013, the Company granted options for the purchase of 1,400,000 shares of Common Stock. There are options to purchase 3,050,000 shares of Common Stock outstanding as of March 31, 2013, which options are held by current officers, Directors and employees of the Company (“Insiders”). The exercise prices for the options held by Insiders range from $0.06 per share to $0.22 per share.

Stock-based compensation expense relating to stock options granted to Insiders is recorded in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. The Company recorded stock-based compensation expense for the three months ended March 31, 2013 and 2012 of $24,622 and $29,587, respectively. The Company recorded stock-based compensation expense for the six months ended March 31, 2013 and 2012 of $41,088 and $59,174, respectively. Such expense is included in General and Administrative Expenses. No tax benefit has been recognized. Compensation costs are based on the fair value at the grant date. The fair value of the options has been estimated by using the Black-Scholes option-pricing model with the following assumptions: risk free interest rates between 0.24% and 2.43%; expected life of two to five years; and expected volatility between 37% and 236%.

At March 31, 2013, there was $176,278 of total unrecognized compensation cost related to non-vested share-based compensation awards. Such cost is expected to be recognized over a weighted-average period of 1.5 years.

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

Options and warrants to purchase shares of Common Stock were outstanding during the periods but have not been included in the computation of diluted earnings per share because such shares would have an anti-dilutive effect on net loss per share during the 2013 periods and the average price at which such options and warrants are exercisable was in excess of the market price of the Common Stock at March 31, 2013 ($0.11 per share) and March 31, 2012 ($0.17 per share). The shares of Common Stock issuable upon the conversion of the 7.25% Convertible Debentures (see Note 6) have not been included in the computation of diluted earnings per share because such shares would have an anti-dilutive effect on net loss per share during the 2013 periods and because the price at which such shares are convertible was in excess of the market price of the Common Stock at March 31, 2013 and 2012. The shares of Common Stock issuable upon the conversion of the Convertible Note Payable (see Note 6) have not been included in the computation of diluted earnings per share because such shares would have an anti-dilutive effect on net loss per share during the 2013 periods and because the price at which such shares are convertible was in excess of the market price of the Common Stock at March 31, 2013 and 2012.The shares of Common Stock issuable upon the conversion of the Series B 8% Cumulative Convertible Preferred Stock have not been included in the computation of diluted earnings per share because the price ($1.25) at which such shares are convertible was in excess of the market price of the Common Stock at March 31, 2013 and 2012. No other adjustments were made for purposes of per share calculations.

9. INCOME TAXES

At March 31, 2013, and September 30, 2012, the Company has current federal and state taxes payable of $192,427 and no deferred tax asset or liability. At March 31, 2013, and September 30, 2012, accrued interest related to the federal and state income taxes totaled $98,156 and $92,531, respectively. Interest expense related to tax liabilities is included in Interest Expense in the accompanying Consolidated Statement of Operations. The federal income tax liabilities arose primarily from alternative minimum tax for fiscal 2004.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2013

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

The Company accounts for income taxes in accordance with FASB ASC Topic 740, “Income Taxes”. ASC 740 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at September 30, 2012, operating loss carryforwards of approximately $25 million, which may be applied against future taxable income and will expire in various years through 2027. The amount of an ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined at this time. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards; therefore, no net deferred tax asset has been recognized. No potential benefit of these losses has been recognized in the financial statements. As a result of the March 25, 2013 SPA (see Note 1), the Company is subject to IRC code section 382 which limits the amount of the net operating loss and tax credit carryovers that can be used in future years.

Below is a reconciliation of the reported amount of income tax expense attributable to continuing operations for the period to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax loss for the three and six months ended March 31, 2013 and 2012:

	Three Months Ended March 31		Six Months Ended March 31
	2013	2012	2013	2012
Income tax expense (benefit) computed at the statutory Federal income tax rate	(35)%	(35)%	(35)%	(35)%
Change in valuation allowance	35%	35%	35%	35%
Effective income tax rate	0%	0%	0%	0%

Included in the table below are the components of income tax expense for the three and six months ended March 31, 2013 and 2012:

	Three Months Ended March 31		Six Months Ended March 31
	2013	2012	2013	2012
Current income tax expense (benefit)	$-	$-	$-	$-
Deferred income tax expense (benefit)	(130,960)	173,620	(238,291)	25,462
Valuation allowance	130,960	(173,620)	238,291	(25,642)
Total income tax expense (benefit)	$-	$-	$-	$-

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

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2013

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

11. SUBSEQUENT EVENTS

Employment Agreement – Vice President of Sales

On April 22, 2013, the Company entered into an employment agreement with Joseph Sverapa (“Sverapa”) as the Company’s Vice President of Sales. The agreement provides for (1) a base salary; (2) a cash incentive of 25% of gross profits on sales due to Sverapa’s activities; (3) an equity incentive arrangement; and (4) an initial grant of an option to purchase 50,000 shares of Common Stock. The equity incentive arrangement provides that Sverapa shall receive options to purchase 50,000 shares of Common Stock for each $1 million of gross profits from sales resulting from Sverapa’s activities. Sverapa shall receive options for the purchase of not more than 200,000 shares of Common Stock in respect to this equity incentive arrangement. Any such option will be exercisable for five years after the date of its grant and will vest 50% on the first anniversary of the date of such grant and 25% each on the second and third anniversary of the date of such grant. In connection with the employment agreement, the Company granted to Sverapa an option for the purchase of 50,000 shares of Common Stock at $0.20 per share. This option is exercisable through April 2018 and vests 50% on the first anniversary of the agreement and 25% each on the second and third anniversary date of the agreement.

Convertible Note Payable and Amir Settlement Agreement (see Note 5)

On May 3, 2013, the Company paid cash of $70,000 and issued 498,000 shares of Common Stock in full satisfaction of all amounts due Amir pursuant to the note. The Company estimates the value of the cash and shares of Common Stock (at 0.17 per share) at approximately $155,000. The if-converted value of the Convertible Note Payable on such date approximated $183,000. Accordingly, the Company will recognize $67,411 as gain on debt forgiveness as a result of such full satisfaction of the note.

Appointment of Certain Directors

On May 1, 2013, the Board appointed Li Chi Kong, owner/officer of DTE, and Grant Lin, owner/officer of FEI, to the Board of Directors.

Certain Resolutions Pertaining to Annual Meeting of Shareholders

On May 1, 2013, the Board of Directors authorized certain resolutions to place before the shareholders of the Company at the next annual meeting as follows:

•	An increase in the authorized shares of Common Stock from 100 million shares to 150 million shares, and
•	An increase in the number of shares of Common Stock reserved for issuance pursuant to the Independent Directors Non-qualified Stock Option Plan of the Company form 800,000 shares to 1.6 million shares and to extend the period during which grants may be made.

Patent License Rights

On May13, 2013, the Company entered into an extension of the License Agreement concerning two US method patents for the treatment of sanitary wastewaters which had expired in February 2013 (see Note 4).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") describes the matters that we consider being important in understanding the results of our operations for the three and six months ended March 31, 2013 and our financial condition as of March 31, 2013. Our fiscal year begins on October 1 and ends on September 30. Unless otherwise noted, references to "year" pertain to our fiscal year; for example, 2013 refers to fiscal 2013, which is the period from October 1, 2012 to September 30, 2013. Unless otherwise noted, references to "quarter" pertain to a quarter of our fiscal year; for example, the second quarter of 2013 refers to the three months in the period from January 1, 2013 to March 31, 2013 (the “current quarter”). In the discussion that follows, we analyze the results of our operations for the three and six months ended March 31, 2013, including the trends in our overall business, followed by a discussion of our financial condition.

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto, all included elsewhere in this report. The forward-looking statements in this section and other parts of this report involve risks and uncertainties including statements regarding our plans, objectives, goals, strategies, and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under the caption "Forward-Looking Statements." The “2012 Annual Report” refers to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 and the amendment thereto.

Results of Operations

For the three and six months ended March 31, 2013 and 2012:

	Three Months Ended March 31		Six Months Ended March 31
	2013	2012	2013	2012
Oil and gas sales	$94,112	$86,545	$199,297	$200,769
Well management revenue	$65,197	$71,439	$134,106	$142,879
Total operating revenues	$162,165	$159,818	$339,047	$348,262
Gain on sale of oil and gas properties	$-	$898,335	$-	$898,335
Net Income (Loss)	$(374,170)	$496,056	$(680,831)	$72,748

Oil and Gas Production and Cost Information:
Production:
Oil (Bbl)	648	428	1,330	1,103
Gas (Mcf)	7,412	10,010	16,252	18,358
Mcfe	11,300	12,578	24,232	24,976
Average Price:
Oil (per Bbl)	$97.79	$103.08	$95.58	$97.45
Gas (per Mcf)	$4.15	$4.24	$4.44	$5.08
Mcfe	$8.33	$6.88	$8.22	$8.04

Lease Operating Expenses and Production and Severance Taxes per Mcfe	$3.86	$3.06	$3.72	$3.72

Bbl = One barrel of oil or condensate

Mcf = One thousand cubic feet

Mcfe = One thousand cubic feet gas equivalent

OIL AND NATURAL GAS OPERATIONS

See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements.

Oil and Gas Sales

Oil and gas sales increased 9% to $94,112 for the current quarter from $86,545 for the second quarter of 2012. Oil and gas sales decreased 1% to $199,297 for the two quarters of 2013 from $200,769 for the two quarters of 2012. See the table above in respect to production, average prices and lease operating expenses and production and severance taxes per Mcfe. The level of oil production experienced during the current two quarters of 2013 increased (21%) primarily as a result of four wells being brought back “on-line” (certain wells had been “off-line” during portion of 2012 for repair) which offset the anticipated decline in production from the wells and the purchase of certain working interests in certain wells operated by the Company in Texas during the fourth quarter of 2012. At March 31, 2013, the Company is continuing to workover additional wells in Texas that are off-line awaiting repairs to certain mechanical items such as tubing, rods, down-hole pumps and/or pumping units. Generally, a well is off-line for less than two months; however, rig availability from third party contractors impacts the timing of the well work. The Company intends to bring such wells back “on-line during the third quarter of 2013.

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

Well Management Revenue

Well management revenue decreased 9% to $65,197 for the current quarter from $71,439 for the second quarter of 2012. Well management revenue decreased 7% to $134,106 for the two quarters of 2013 from $142,879 for the two quarters of 2012. Such decreases are primarily the result of the Company purchasing working interests in certain wells during the fourth quarter of 2012. The amounts which may be charged by the Company for well management are set forth in the joint operating agreements governing the wells operated by the Company.

Lease Operating Expenses and Production and Severance Taxes

Lease operating expenses and production and severance taxes increased 13% to $43,623 for the current quarter from $38,534 for the second quarter of 2012. Lease operating expenses and production and severance taxes decreased 3% to $90,132 for the two quarters of 2013 from $92,928 for the two quarters of 2012.

Depreciation, Depletion and Amortization (“DD&A”) - Oil and Gas

DD&A – Oil and gas totaled $12,000 and $15,000 for the current quarter and for the second quarter of 2012, respectively. DD&A – Oil and gas totaled $24,000 for the two quarters of 2013 and $30,000 for the two quarters of 2012, respectively. Such decrease is primarily the result of the upward revision of proved developed reserves at the end of 2012 resulting primarily from the increase in oil and gas prices which the Company receives for its oil and gas production.

Minerals Operations

See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements.

The Company is an Exploration Stage company in respect to its mineral holdings.

Minerals Sales

Minerals sales totaled $966 and $1,266 for the current quarter and for the second quarter of 2012, respectively. Minerals sales totaled $2,834 for the two quarters of 2013 and $2,533 for the two quarters of 2012, respectively.

Minerals Exploration Expenses

The Company did not incur minerals exploration expenses during the six months ended March 31, 2013 and 2012. These expenses are primarily for costs associated with the exploration and quantification of mineral resources and mineral reserves. Such expenses related to the kaolin reserves were the responsibility of the Company’s partner in such project.

Minerals Operating Expenses and Other Costs

Minerals operating expenses and other costs totaled $3,123 and $3,346 for the current quarter and for the second quarter of 2012, respectively. Minerals operating expenses totaled $16,296 for the two quarters of 2013 and $6,349 for the two quarters of 2012, respectively.

DD&A - Minerals

DD&A - Minerals totaled $1,148 and $99,025 for the current quarter and for the second quarter of 2012, respectively. DD&A - Minerals totaled $4,556 for the two quarters of 2013 and $246,796 for the two quarters of 2012, respectively. Such amounts are amortization of Patent Rights and Patents License Rights. The Company’s patent expired in February 2012. Once the Company produces commercial quantities of any of its mineral deposits, the Company will use the unit-of-production method in calculating cost depletion.

DD&A - Other

The related assets were fully depreciated prior to the beginning of fiscal 2012.

General and Administrative Expenses

General and administrative expenses totaled $423,502 and $332,906 for the current quarter and for the second quarter of 2012, respectively. The Company recorded stock-based compensation expense of $24,622 and $29,587 for the current quarter and for the second quarter of 2012, respectively. During the current quarter, the Company recognized compensation expense of $66,000 related to a grant of the 600,000 shares to the CEO. See Note 8 of the Notes to Condensed Unaudited Consolidated Financial Statements. The Company may recognize additional compensation expense should the price at such issuance date exceed $0.11 (the closing price per share of the Common Stock on March 31, 2013). The Company recorded amortization expense of $60,177 and $91,142 for the current quarter and for the second quarter of 2012, respectively, related to the prepaid consulting fees paid to the Musser Group (see “Consulting Services Agreement” discussed below) and the prepaid consulting fees paid to an investor relations firm in March 2013.

General and administrative expenses totaled $760,988 for the two quarters of 2013 and $638,902 for the two quarters of 2012. The Company recorded stock-based compensation expense of $41,088 for the two quarters of 2013 and $59,174 for the two quarters of 2012. The Company recorded amortization expense of $152,322 for the two quarters of 2013 and $183,287 for the two quarters of 2012 related to the prepaid consulting fees paid to the Musser Group and the prepaid consulting fees paid to an investor relations firm in March 2013. During the two quarters of 2013, the Company recognized compensation expense of $66,000 related to a grant of the 600,000 shares to the CEO as discussed above.

During the first two quarters of 2013, the Company incurred increased compensation expense of $62,500 in connection with the employment arrangement with Mr. Parrish, the Company’s Chief Executive Officer since May 2012.

SUBSCRIPTIONS RECEIVABLE AND INTEREST RECEIVABLE

Management of the Company believes that the collection of the principal balance of and interest due pursuant to certain notes receivable is in doubt (see Note 11 of the Notes to Consolidated Financial Statements included in the 2012 Annual Report). As of September 30, 2012, the Company changed to the recovery method in accounting for the notes receivable and interest thereon. The principal and interest will be recorded when, and if, collected. This change to the recovery method resulted in the recognition of $207,025 as an impairment of the interest receivable at September 30, 2012. The principal balance of the notes receivable ($576,000) was previously reflected as subscriptions receivable. Accordingly, the Company recorded no interest income relating to such notes during the first and second quarter of 2013.

GAIN ON DEBT FORGIVENESS

During March 2013, The Company recognized $16,528 as gain on debt forgiveness as a result of the settlement with Alice Haessler as discussed in Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Interest Expense

Interest expense totaled $69,499 and $72,582 for the current quarter and for the second quarter of 2012, respectively.

Interest expense totaled $140,523 for the two quarters of 2013 and $163,373 for the two quarters of 2012, respectively.

During the two quarters of 2013 and 2012, the Company recognized $4,748 and $13,895, respectively, as interest expense regarding the amortization of discounts on debt issuances.

CONSULTING SERVICES AGREEMENTS

On February 25, 2011, the Company entered into a Consulting Services Agreement with the Musser Group, LLC (“Musser Group”) to perform consulting services for the Company through February 2013. During February 2013, the agreement was extended through February 2014 at no cost to the Company. The Company has engaged the Musser Group, an independent contractor, to provide advisory and consulting services to the Company. The Musser Group is engaged to provide (i) managed services; (ii) strategic business planning and implementation; and (iii) assistance in directing and executing the implementation of any strategies approved by the Board of Directors of the Company. The Musser Group’s primary focus is the analysis and validation of market opportunities for the commercialization of products within the Company’s mineral segment. See “COMMERCIALIZATION OF EXISTING ASSETS” below.

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

In March 2013, the Company engaged an investor relations firm (“IR Firm”) to assist management in such activities for one year. The Company issued 600,000 shares (valued at $0.11 per share) of Common Stock to the IR Firm. The contract with the IR Firm requires monthly payments of cash of $5,000 during the term of the agreement.

Liquidity and Capital Resources

Liquidity and Capital Resources

The Company’s cash flow used in operating activities was $596,096 for the six months ended March 31, 2013. Such use of cash flow reflects the use of $335,000 in payments required by the Forbearance Agreements, Novinskie Agreement and Blackstone Agreement as discussed below in the FEI/DTE Stock Purchase Agreement section.

The Company’s net cash (unrestricted) at March 31, 2013 totaled $184,219. Restricted cash deposits – equity issuances is discussed below in the FEI/DTE Stock Purchase Agreement section below.

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

In an effort to address the liquidity shortfall, the Company sold certain of its oil and gas properties, and is evaluating the sale of certain additional oil and gas properties. It may take months and possibly longer to sell these properties at a suitable price. The market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand that are beyond our control. We cannot predict whether we will be able to sell a property for the price or on terms acceptable to us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of any property.

On January 20, 2012, the Company entered into a purchase and sale agreement (the “PSA”) pursuant to which the Company agreed to sell certain oil and natural gas leasehold deep rights for cash of $898,335, subject to adjustment as to any title defect that is not cured within the timeframe permitted by the PSA. The sale closed on March 28, 2012. The Company received $898,335 at the closing and recognized gain in the amount of proceeds received. The oil and natural gas leasehold deep rights that were sold were undeveloped, and as such not income-producing to the Company. See Note 3 of the Notes to Condensed Consolidated Financial Statements. The Company used the proceeds for general working capital purposes.

During April 2012, the Company paid $50,000 in cash and issued of 158,290 shares of Common Stock in full satisfaction of a note due an affiliate of Carl A. Haessler, a Director, as discussed in Note 6 of the Notes to Consolidated Financial Statements included in the 2012 Annual Report.

During May 2012, Carl Haessler, a Director, elected to convert 10,000 shares of Series B 8% Cumulative Convertible Preferred Stock into 80,000 shares of Common Stock at the conversion rate of $1.25 per share of Common Stock. Also, Mr. Haessler accepted 73,854 shares of Common Stock as satisfaction for any and all dividends due him ($92,318 of which $88,319 were accrued) in respect to his direct holdings of 30,000 shares of Series B 8% Cumulative Convertible Preferred Stock through the date of the conversion of 10,000 of such shares. See Note 7 of the Notes to Condensed Consolidated Financial Statements included in the 2012 Annual Report.

On August 23, 2012, the Company, entered into an agreement with Michael D. Parrish to become the Chief Executive Officer and a director of the Board of Directors of the Company. The initial term of Mr. Parrish’s employment was effective as of May 18, 2012. In November 2012, the employment contract with Mr. Parrish was renewed. Such contract was orally amended in December 2012 to reflect a change in base salary. Effective March 25, 2013, the Company granted (i) 600,000 shares of common stock and (ii) and an option for the purchase of 1.2 million shares of common stock to Mr. Parrish (see Note 8). Pursuant to a section contained in the 2013 SPA, Mr. Parrish’s Employment Contract has been extended through December 31, 2013.

FEI/DTE Stock Purchase Agreement

On March 25, 2013, the Company finalized a Stock Purchase Agreement (“SPA”) with Far East Investments, LLC, a California limited liability company (“FEI”) and DTE Investment Ltd., a British Virgin Island company (“DTE”) (hereinafter FEI and DTE are sometimes collectively referred to as the “Investors” and individually as an “Investor”). The Investors paid the Company $1.5 million for 15 million shares of the Company’s common stock, par value $.01 (“Common Stock”) and the Company issued warrants for the purchase of up to 18 million shares of Common Stock to FEI and DTE (“FEI/DTE Warrants”). The FEI/DTE Warrants have a term of five (5) years (“Term”) and may be exercised at a price of $0.20 per share (“Exercise Price”). In the third through fifth years of the Term, the Exercise Price may be satisfied by exchanging Common Stock at the current market price. The FEI/DTE Warrants may be exercised in whole or in part at any time during the Term.

Under the SPA for so long as the Investors retain 51% or more of the Common Stock issued under the SPA (7,650,000 shares), the Investors are entitled to request that the Registrant nominate for election, by the shareholders of the Registrant at the Registrant’s annual meeting of shareholders, two persons suitable to serve as directors of the Registrant.

A provision of the Agreement requires that the Company shall not make any public announcement or statement concerning the Agreement other than that which the Company is required to disclose on Form 8-K and other required filings with the Securities and Exchange Commission. Consistent with its obligations under the securities laws, the Company is required to seek confidential treatment of the information set forth in the Annex and Exhibits to the SPA.

In connection with the SPA the Company entered into an Exclusive Sales Agency and Marketing Agreement with FEI (“Marketing Agreement”). The Marketing Agreement grants to FEI the right to act as the Company’s exclusive marketing and sales agent for natural resources products produced, mined and/or sold by the Company, excluding the Company’s ZeoSure products (see Note 4), in Asia excluding the nation of India.

As condition precedent to entering into the SPA, Investors required the Company to enter into forbearance agreements with certain of its major creditors and debtors (“Certain Creditors”) (“Forbearance Agreements”), the Blackstone Agreement (as discussed below) and the Novinskie Agreement (as discussed below). The Forbearance Agreements provide for the Certain Creditors to agree to forbear from making a demand on the Company for payment of their debt for a period of two years from the date of the SPA. The Certain Creditors are entitled to receive accelerated payment of their debt should the Company receive revenues and/or capital in excess of stated amounts or if the Company permits an Event of Default (as defined in the Forbearance Agreements) to go uncured. See Notes 5, 6, and 7 of the Notes to Unaudited Condensed Consolidated Financial Statements for discussions regarding the Forbearance Agreements.

As part of the forbearance requirements of the SPA and as a condition precedent thereto, the Company entered into the Second Amendment to Employment Agreement with Mr. Blackstone, Vice President & Chief Accounting Officer (“Blackstone Agreement”). The Blackstone Agreement provides for (1) the payments due Mr. Blackstone for services for the months of December 2012, January and February 2013; (2) a lump sum payment towards the outstanding balance owed Mr. Blackstone under his Employment Agreement; and (3) a provision of the pay down of the remaining balance through monthly payments over two years. Mr. Blackstone is entitled to receive accelerated payment of the Blackstone Debt should the Company receive revenues and/or investments in excess of stated amounts or if the company permits an Event of Default to go uncured. See Note7 of the Notes to Condensed Unaudited Consolidated Financial Statements for additional information pertaining to the Blackstone Agreement.

As part of the forbearance requirements of the SPA and as a condition precedent thereto, the Company entered into the First Amendment to Employment Agreement with Mr. Novinskie, President and CFO (“Novinskie Agreement”). The Novinskie Agreement provides for a lump sum payment towards the outstanding balance owed Mr. Novinskie under his Employment Agreement and Mr. Novinskie agrees to forbear from making a demand on the Company for payment of the remaining balance due him for a period of two years from the date of the SPA. Mr. Novinskie is entitled to receive accelerated payment on the remaining balance should the Company receive revenues and/or capital in excess of stated amounts or if the Company permits an Event of Default (as defined in the Novinskie Agreement) to go uncured. See Note7 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information pertaining to the Novinskie Agreement.

The SPA contains provisions that restrict the use of the $1.5 million received by the Company as follows:

	Initial Restriction per the SPA	Restricted cash at March 31, 2013
Forbearance Agreements, Novinskie Agreement and Blackstone Agreement	$350,000	15,000
Marketing Agreement payments to FEI	120,000	120,000
Other marketing and sales activities	360,000	360,000
Transaction closing costs and related	80,000	7,683
Oil and gas properties activities	75,000	75,000
Mineral properties activities	50,000	50,000
Future general and administrative expenses	345,000	345,000
Other costs and expenses	120,000	120,000
Total	$1,500,000	$1,092,683

2013 Private Placement

Commencing in January 2013, the Company offered a private placement under the provisions of Regulation D promulgated under the Securities Act of 1933, as amended (the “2013 Private Placement”). The 2013 Private Placement consists of up to five hundred thousand dollars ($500,000) for the issuance of up to 5 million shares of Common Stock at $0.10 per share and warrants to purchase up to 2 million shares of Common Stock at an exercise price of $0.50 per share. The warrants expire on January 16, 2018. The Company will utilize the proceeds of this private placement for general working capital purposes. At March 31, 2013, the Company had received cash totaling $245,000 for the sale of 2,450,000 shares of Common Stock and warrants to purchase 980,000 shares of Common Stock.

Certain Debt and Other Obligations

As of March 31, 2013, the Company and certain of its subsidiaries were in default of various obligations and certain debt obligations classified as current liabilities in the accompanying balance sheet as set forth in the following table:.

Such defaulted obligations at March 31, 2013 include the following:

Amounts included in accounts payable:
Consulting services and interest due a licensor	$35,008
EV&T – fees, expenses and accrued interest (subject to forbearance agreement)	176,227
CAMI notes payable and accrued interest:
Subject to forbearance agreements	812,613
Not subject to forbearance agreements	31,782
EV&T note and interest (subject to forbearance agreement)	1,132,618
Notes payable to related parties and interest thereon (subject to forbearance agreements)	80,610
7.25% Convertible Debentures due a related party (subject to forbearance agreements)	45,054
Accrued compensation expense:
Subject to forbearance agreements	612,085
Not subject to forbearance agreements	52,731
Total	$2,978,728

See Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements regarding the cumulative dividends in arrears of $1,987,998 at March 31, 2013, applicable to the Series B 8% Cumulative Convertible Preferred Stock.

Liquidity

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

In an effort to address the liquidity shortfall, the Company sold certain of its oil and gas properties in 2012, and is evaluating the sale of certain additional oil and gas properties. It may take months and possibly longer to sell these properties at a suitable price. The market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand that are beyond our control. We cannot predict whether we will be able to sell a property for the price or on terms acceptable to us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of any property.

The Company shall use the proceeds from the transaction with FEI and DTE in an effort to establish additional profitable revenue generating activities. The Company is implementing its plan and creating sales, marketing, and distribution programs. The Company has employed a Vice President of Sales and intends to use internal and external resources to focus on mineral sales. In anticipation of increased sales, the Company’s plans include handling, storage and transportation modifications for the mineral properties. Also, the Company plans to continue its workover operations and other activities in certain of its Texas and West Virginia oil and gas properties to enhance its existing revenue stream and profitability.

Commercialization of Existing Assets

The Company has identified fifteen (15) potential development and redevelopment opportunities associated with its existing leasehold acreage in Texas. The Company believes that the potential for the development of such locations will occur within the next few years as a result of renewed interest in the area of its properties. The prevailing oil price and the development of properties in “resource plays” in the area of the Company’s acreage are major factors contributing to such interest. At September 30, 2011 and 2012, the Company had assigned probable and possible reserves to the fifteen (15) potential developmental locations. The Company is actively seeking financing of approximately $2.5 million for its share of the estimated drilling and completion costs of such development opportunities. To obtain the capital necessary to develop these, the Company (1) continues to seek project specific funding commitments and other capital funding alternatives and (2) is evaluating the sale of certain oil and gas producing properties.

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

In connection with the March 2013 SPA the Company entered into an Exclusive Sales Agency and Marketing Agreement with FEI (“Marketing Agreement”). The Marketing Agreement grants to FEI the right to act as the Company’s exclusive marketing and sales agent for natural resources products produced, mined and/or sold by the Company, excluding the Company’s ZeoSure products (see Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements), in Asia excluding the nation of India.

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

On July 3, 2012, CAMI entered into an operating agreement for ZeoSure LLC (“ZLLC”) as one of ZLLC’s two managing members. ZLLC was formed for the purpose of developing human consumption products including but not limited to detoxification and digestive supplements and human consumable products utilizing CAPI’S Clinoptilolite zeolite mineral focusing on markets throughout the world with a primary emphasis on markets in the United States and Asia. CAMI and SafeHatch LLC, an entity controlled by an individual previously affiliated with the Musser Group, are the managing members and each owns 47.5% of ZLLC. The remaining 5% of ZLLC is owned by the Musser Group. The members of ZLLC intend to seek initial capital of $1 million from third parties and enter into product marketing and distribution agreements with participants active within the dietary supplements market in the next few months. The operating agreement has not been ratified by the Audit Committee of the Board of Directors of the Company. Other than seeking initial capital, ZLLC had no activity through March 31, 2013.

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

We have various contractual obligations that are appropriately recorded as liabilities in our consolidated financial statements. Certain other items are not recognized as liabilities in our consolidated financial statements. Examples of items not recognized as liabilities in our consolidated financial statements are commitments to purchase goods and services that have not yet been received or rendered, respectively, as of March 31, 2013, and future minimum lease payments for the use of property and equipment under operating lease agreements.

Certain contractual obligations classified as noncurrent liabilities in the consolidated balance sheet as of March 31, 2013 include long-term debt ($243,229), accrued bonus expense ($1,373,831) and Series B 8% Cumulative Convertible Preferred Stock Dividends accrued ($1,826,239).

CRITICAL ACCOUNTING POLICIES

There have been no changes in significant accounting policies from those disclosed in the 2012 Annual Report on Form 10-K.

RECENT Accounting PRONOUNCEMENTS

See Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements.

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

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Independent Directors Stock Option Plan

On December 27, 2012, David A Grady, a Director of the Company, was granted an option to purchase 200,000 shares of stock at an exercise price of $0.06 per share under the Company’s Non-qualified Independent Director Stock Option Plan. The option is exercisable through December 2017. The option vests 50% in December 2013 and 25% in each of December 2014 and 2015.

CAMI Debt

Under the terms of the agreement dated March 25, 2013, with Alice Haessler, Mrs. Haessler received $20,000 in cash and 50,000 shares of Common Stock in full settlement of the obligation owed to Alice Haessler.

2013 Private Placement

As of March 31, 2013, the Company has received cash totaling $245,000 for the sale of 2,450,000 shares of Common Stock and warrants to purchase 980,000 shares of Common Stock. See Part II, Item 5.

FEI/DTE Stock Purchase Agreement

On March 25, 2013, the Registrant finalized a Stock Purchase Agreement (“SPA”) with Far East Investments, LLC, a California limited liability company (“FEI”) and DTE Investment Ltd., a British Virgin Island company (“DTE”) (hereinafter FEI and DTE are sometimes collectively referred to as the “Investors” and individually as an “Investor”). The Investors paid the Company $1,500,000 for 15,000,000 shares of the Registrant’s common stock, par value $.01 (“Common Stock”) and the Company issued warrants to purchase up to 18,000,000 shares of Common Stock to FEI and DTE (“FEI/DTE Warrants”). The FEI/DTE Warrants have a term of five (5) years (“Term”) and may be exercised at a price of $0.20 per share (“Exercise Price”). In the third through fifth years of the Term, the Exercise Price may be satisfied by exchanging Common Stock at the current market price. The FEI/DTE Warrants may be exercised in whole or in part at any time during the Term.

CEO Option and Grant

Effective March 25, 2013, the Company granted (i) 600,000 shares of common stock and (ii) and an option for the purchase of 1.2 million shares of common stock to Michael Parrish, CEO of the Company. The 600,000 shares are issuable at the rate of 100,000 shares at the end of each of the six months commencing April 30, 2013. Also, effective March 25, 2013, the Company granted an option for the purchase of 1.2 million shares of common stock to Mr. Parrish at an exercise price of $0.14 per share. The option is exercisable through May 21, 2014 and vests 50% on each of May 21, 2013 and 2014.

Issuer Purchases of Equity Securities

The Company does not have a stock purchase program for its equity securities.

Item 3. Defaults Upon Senior Securities.

a)	The Company is in default of certain obligations as discussed in Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements.
b)	The arrearage in respect to dividends on Series B Preferred Stock totals $1,987,998 at March 31, 2013.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Current Reports on Form 8-K

The Registrant hereby incorporates by reference the Registrant’s Current Report on Form 8-K dated March 25, 2013, filed on March 27, 2013.

The Registrant hereby incorporates by reference the Registrant’s Current Report on Form 8-K dated May 1, filed on May 6, 2013.

The Registrant hereby incorporates by reference the Registrant’s two Current Reports on Forms 8-K dated May 6, 2013, filed on May 8, 2013.

2013 Private Placement

Commencing in January 2013, the Company offered a private placement under the provisions of Regulation D promulgated under the Securities Act of 1933, as amended (the “2013 Private Placement”). The 2013 Private Placement consists of up to five hundred thousand dollars ($500,000) for the issuance of up to 5 million shares of Common Stock at $0.10 per share and warrants to purchase up to 2 million shares of Common Stock at an exercise price of $0.50 per share. The warrants expire on January 16, 2018. The Company will utilize the proceeds of this private placement for general working capital purposes. As of March 31, 2013, the Company has received cash totaling $245,000 for the sale of 2,450,000 shares of Common Stock and warrants to purchase 980,000 shares of Common Stock.

Employment Agreements

Blackstone – As part of the forbearance requirements of the SPA (see Item 2 of Part II) and as a condition precedent thereto, the Company entered into the Second Amendment to Employment Agreement with Mr. Blackstone, Vice President and Chief Accounting Officer (“Blackstone Agreement”). The Blackstone Agreement provides for (1) the payments due Mr. Blackstone for services for the months of December 2012, January and February 2013; (2) a lump sum payment towards the outstanding balance owed Mr. Blackstone under his Employment Agreement; and (3) a provision of the pay down of the remaining balance through monthly payments over two years. Mr. Blackstone is entitled to receive accelerated payment of the Blackstone Debt should the Company receive revenues and/or investments in excess of stated amounts or if the company permits an Event of Default to go uncured. See Note7 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information pertaining to the Blackstone Agreement.

Martin –The Company owes Mr. Martin $245,835 in salary. As part of the forbearance requirements of the SPA, Mr. Martin entered into a Forbearance Agreement providing for his agreement to forbear from making a demand on the Company for payment of, among other obligations due him, the salary due him in connection with his previous employment agreement with the Company for a period of two (2) years from the date of the SPA. The salary due Mr. Martin will earn no interest in the first year and 3.5% interest in the second. Mr. Martin is entitled to receive accelerated payment of the salary due him should the Company receive revenues and/or investments in excess of stated amounts or if the company permits an Event of Default to go uncured.

Novinskie – As part of the forbearance requirements of the SPA and as a condition precedent thereto, the Company entered into the First Amendment to Employment Agreement with Mr. Novinskie, President and CFO (“Novinskie Agreement”). The Novinskie Agreement provides for a lump sum payment towards the outstanding balance owed Mr. Novinskie under his Employment Agreement and Mr. Novinskie agrees to forbear from making a demand on the Company for payment of the remaining balance due him for a period of two years from the date of the SPA. Mr. Novinskie is entitled to receive accelerated payment on the remaining balance should the Company receive revenues and/or capital in excess of stated amounts or if the Company permits an Event of Default (as defined in the Novinskie Agreement) to go uncured. See Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information pertaining to the Novinskie Agreement.

Parrish - In November 2012, the Employment Contract with Michael D. Parrish was renewed. Such contract was orally amended in December 2012 to reflect a change in base salary. Effective March 25, 2013, the Company granted (i) 600,000 shares of common stock and (ii) and an option for the purchase of 1.2 million shares of common stock to Mr. Parrish. Pursuant to a section contained in the 2013 SPA, Mr. Parrish’s Employment Contract has been extended through December 31, 2013. Also see Item 2 of Part II.

Item 6. Exhibits.

Exhibit Number	Description	Located At
10.27	Stock Purchase Agreement (“SPA”) with Far East Investments, LLC and DTE Investment Ltd. and DTE are sometimes March 25, 2013	Incorporated by reference to Exhibit 10.27 to Registrant’s Current Report on Form 8-K dated March 25, 2013, filed on March 27, 2013
10.28	First Amendment to Employment Agreement by and between Gary J. Novinskie and Daleco Resources Corporation dated March 15, 2013	Filed Herewith
10.29	Second Amendment to Employment Agreement by and between Richard W. Blackstone and Daleco Resources Corporation dated March 15, 2013	Filed Herewith
31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

The Registrant incorporates by reference its Exhibit List as attached to its Annual Report on Form 10-K as amended for the fiscal year ended September 30, 2012, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DALECO RESOURCES CORPORATION
(Registrant)

Dated: May 20, 2013	/s/ MICHAEL D. PARRISH
Michael D. Parrish
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 20, 2013	/s/ GARY J. NOVINSKIE
Gary J. Novinskie
President, Chief Financial Officer and Director
(Principal Financial Officer)

-38-