Form 10-Q
period 2013-06-30
DALECO RESOURCES CORP
filed 2013-08-19
CIK 746967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Shares of Common Stock outstanding as of August 14, 2013: 70,099,058

Shares of Series B 8% Cumulative Convertible Preferred Stock outstanding of August 14, 2013: 135,000

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2013	September 30, 2012
ASSETS
Current Assets:
Cash and equivalents	$118,358	$190,738
Accounts receivable, net of allowance for doubtful accounts of $25,000 at June 30, 2013, and September 30, 2012	342,126	242,182
Prepaid consulting services agreement fees	48,415	151,237
Other current assets	40,025	8,615
Total Current Assets	548,924	592,772
Other Assets:
Patents license rights	40,907	40,907
Accumulated amortization of patents license rights	(40,907)	(36,351)
Net patents license rights	-	4,556
Prepaid mineral royalties – long-term	539,242	509,254
Restricted cash deposits - operations	109,664	109,609
Restricted cash deposits – equity issuances	897,598	-
Total Other Assets	2,095,428	623,419
Property, Plant and Equipment:
Mineral properties, at cost	9,877,128	9,877,128
Accumulated depreciation, depletion and amortization	(95,000)	(95,000)
Net mineral properties	9,782,128	9,782,128
Oil and gas properties, at cost	4,471,590	4,471,590
Accumulated depreciation, depletion and amortization	(4,132,939)	(4,096,939)
Net oil and gas properties	338,651	374,651
Office equipment, furniture and fixtures, at cost	61,502	61,502
Accumulated depreciation	(61,502)	(61,502)
Net office equipment, furniture and fixtures	-	-
Total Net Property, Plant and Equipment	10,120,779	10,156,779
TOTAL ASSETS	$12,216,207	$11,372,970

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2013	September 30, 2012
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,253,220	$1,312,526
Revenue payable to oil and gas royalty and other working interest owners	950,688	917,144
Federal and state income taxes payable	192,427	192,427
Accrued interest expense	1,111,781	1,099,441
Accrued compensation expense	698,729	690,798
Accrued expense reimbursements	-	19,051
EV&T note payable	567,213	567,213
CAMI notes payable	435,943	455,943
Notes payable - related parties	60,000	85,256
Premium finance notes payable	24,098	1,380
Note payable - other	18,511	-
7.25% convertible debentures, net of unamortized discount of $2,661 and $4,515, respectively, payable to a related party	42,339	40,485
Total Current Liabilities	5,354,949	5,381,664
Long-term Debt:
Convertible note payable, net of unamortized discount of $22,908 at September 30, 2012	-	239,717
Other long-term liabilities:
Convertible accrued interest on convertible note payable	-	5,359
Accrued bonus expense	1,373,831	1,373,831
Series B 8% cumulative convertible preferred stock dividends accrued	1,826,239	1,826,239
Future abandonment costs	10,000	10,000
TOTAL LIABILITIES	8,565,019	8,836,810
Commitments and Contingencies
SHAREHOLDERS’ EQUITY:
Preferred Stock – 20,000,000 shares authorized
Series A preferred stock - par value of $0.01 per share (issued and outstanding: none)	-	-
Series B 8% cumulative convertible preferred stock – par value of $0.01 per share (issued and outstanding: 135,000 shares); liquidation preference of $1,350,000, plus arrearages in cumulative dividends of $2,015,017 and $1,934,239, respectively (see Note 8)	1,350	1,350
Common Stock – 150,000,000 and 100,000,000 shares authorized, respectively – par value of $0.01 per share (issued and outstanding: 69,589,058 and 49,441,058 shares, respectively) (see Note 8)	695,891	494,411
Additional paid-in capital	47,032,427	45,989,639
Warrants (issued and outstanding) to purchase 22,580,000 and 3,100,000 shares of Common Stock, respectively	1,344,934	429,181
Accumulated deficit	(45,423,414)	(44,378,421)
TOTAL SHAREHOLDERS’ EQUITY	3,651,188	2,536,160
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,216,207	$11,372,970

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2013 AND 2012

(UNAUDITED)

	Three Months ended June 30		Nine Months ended June 30
	2013	2012	2013	2012
Revenues:
Oil and gas sales	$113,703	$89,228	$313,000	$289,997
Well management revenue	64,353	73,489	198,459	216,368
Royalty receipts	1,470	719	4,280	2,800
Mineral sales	1,279	2,418	4,113	4,951
Total Operating Revenues	180,805	165,854	519,852	514,116
Expenses:
Lease operating expenses - oil and gas	63,897	70,093	143,316	150,490
Operating expenses and other costs - minerals	7,721	3,608	24,017	9,957
Production and severance taxes – oil and gas	6,114	3,812	16,827	16,343
Depreciation, depletion and amortization	12,000	18,408	40,556	295,204
General and administrative expenses	490,231	341,713	1,251,219	980,615
Total Expenses	579,963	437,634	1,475,935	1,452,609
Loss From Operations	(399,158)	(271,780)	(956,083)	(938,493)
Other Income (Expense):
Gain on sale of oil and gas properties	-	-	-	898,335
Interest and dividend income	39	5,009	128	15,207
Impairment of securities available for future sale	-	-	-	(5,699)
Gain on debt forgiveness	95,802	43,655	112,330	43,655
Interest expense	(60,845)	(80,368)	(201,368)	(243,741)
Total Other Income (Expense), Net	34,996	(31,704)	(88,910)	707,757
Loss before income taxes	(364,162)	(303,484)	(1,044,993)	(230,736)
Taxes based on income	-	-	-	-
Net Loss	(364,162)	(303,484)	(1,044,993)	(230,736)
Preferred stock dividends, arrearage accumulated (see Note 8)	(27,019)	(27,627)	(80,778)	(85,676)
Net loss applicable to common shareholders	$(391,181)	$(331,111)	$(1,125,771)	$(316,412)

Basic and fully diluted net loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Weighted-average number of shares of common stock outstanding	68,164,509	49,330,093	56,552,355	49,102,225

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED JUNE 30, 2013

(UNAUDITED)

	Series A Preferred Stock	Series B Cumulative Convertible Preferred Stock		Common Stock		Additional	Warrants to Purchase		Total
	Shares	Shares	Amount	Shares	Amount	Paid-in Capital	Common Stock	Accumulated Deficit	Shareholders’ Equity
Balance, September 30, 2012	-	135,000	$1,350	49,441,058	$494,411	$45,989,639	$429,181	$(44,378,421)	$2,536,160
2013 Private Placement (see Notes 1and 8): Issuance of Common Stock and Warrants to purchase 1,480,000 shares of Common Stock				3,700,000	37,000	224,085	108,915		370,000
FEI/DTE Stock Purchase Agreement (see Notes 1 and 8):
Issuance of Common Stock and Warrants to purchase 18 million shares of Common Stock				15,000,000	150,000	543,162	806,838		1,500,000
Costs of issuance						(44,466)			(44,466)
Issuance of Common Stock in payment of interest (see Note 1)				50,000	500	5,000			5,500
Consulting Services Agreement : Issuance of Common Stock to investor relations firm (see Note 2)				600,000	6,000	60,000			66,000
Issuance of Common Stock in in connection with repayment of convertible note payable (see Note 5)				498,000	4,980	79,680			84,660
Issuance of Common Stock in payment of compensation (see Note 8)				300,000	3,000	51,000			54,000
Stock-based compensation expense relating to stock options granted to insiders						124,327			124,327
Net Loss								(1,044,993)	(1,044,993)
Balance, June 30, 2013	-	135,000	$1,350	69,589,058	$695,891	$47,032,427	$1,344,934	$(45,423,414)	$3,651,188

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JUNE 30, 2013 AND 2012

(UNAUDITED)

	2013	2012
Cash Flows From Operating Activities:
Net loss	$(1,044,993)	$(230,736)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	40,556	295,204
Amortization of prepaid consulting services agreement fees	168,822	274,430
Amortization of discount on note payable – other	-	7,397
Amortization of discount on 7.25% convertible debentures	1,854	1,856
Amortization of discount on convertible note payable	4,177	19,969
Stock-based compensation expense	124,327	80,025
Gain on sale of oil and gas properties	-	(898,335)
Impairment of securities available for future sale	-	5,699
Gain on debt forgiveness	(112,330)	(43,655)
Changes in operating assets and liabilities:
Receivables	(99,944)	287,709
Prepaid mineral royalties	(29,988)	(29,989)
Other current assets	(31,410)	(2,364)
Restricted cash deposits	(55)	(1,071)
Accounts payable	(59,306)	(142,768)
Revenue payable	33,544	(57,211)
Accrued interest expense	29,009	134,095
Other accrued expenses	42,880	(10,334)
Net cash used in operating activities	(932,857)	(310,079)
Cash Flows From Investing Activities:
Proceeds from Sale of Oil and Gas Properties	-	898,335
Cash restricted pursuant to equity issuance agreement	(897,598)	-
Net cash provided by (used in) investing activities	(897,598)	898,335
Cash Flows From Financing Activities:
Payments on notes and debt	(120,252)	(192,539)
Proceeds from borrowings	52,793	19,652
Proceeds from equity issuances, net of cash issuance costs and expenses of $44,466	1,825,534	-
Net cash provided by (used in) financing activities	1,758,075	(172,887)
Net change in cash and equivalents	(72,830)	415,369
Cash and equivalents at beginning of period	190,738	48,917
Cash and equivalents at end of period	$118,358	$464,286

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

FOR THE NINE MONTHS ENDED JUNE 30, 2013 AND 2012

(UNAUDITED)

Supplemental Information:
Income taxes paid	$-	$-
Interest paid	$149,086	$32,596
Supplemental Disclosure of Non-cash Transactions:
Preferred dividends not paid, arrearage accumulated	$80,778	$85,676
Issuance of common stock for consulting fees	$66,000	$-
Grant of issued and issuable shares to a Director/Officer	$114,000	$-
Issuances of warrants to purchase Common Stock	$915,753	$-
Conversion of Series B 8% Cumulative Preferred Stock into Common Stock	$-	$100,000
Issuance of Common Stock in Satisfaction of Series B 8% Cumulative Preferred Stock Dividend Arrearages due a Related Party	$-	$88,319
Issuance of Common Stock in Payment of Principal on Convertible Note Payable	$84,660	$70,000
Issuance of Common Stock in Payment of Principal and Interest on CAMI Notes Payable due a Related Party	$5,500	$34,264

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2013 AND 2012

1. CONTINUED OPERATIONS AND GOING CONCERN

The unaudited condensed consolidated financial statements have been prepared on the basis of a going concern which contemplates that Daleco Resources Corporation and subsidiaries (the “Company”) will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. At June 30, 2013, the Company’s current assets total $548,924. Net loss applicable to common shareholders amounted to $1,125,771 for the nine months ended June 30, 2013. The ability of the Company to meet its current liabilities of $5,354,949 and its total liabilities of $8,565,019 and to continue as a going concern is dependent upon the availability of future funding, achieving profitability within its mineral segment and ongoing profitability within its oil and gas operations. If the Company is unable to continue as a going concern, there is uncertainty relative to full recoverability of its assets. The financial statements do not reflect any adjustments relating to these uncertainties.

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

Under the SPA for so long as the Investors retain 51% or more of the Common Stock issued under the SPA (7,650,000 shares), the Investors are entitled to request that the Company nominate for election, by the shareholders of the Company at the Company’s annual meeting of shareholders, two persons suitable to serve as directors of the Company.

A provision of the Agreement requires that the Company shall not make any public announcement or statement concerning the Agreement other than that which the Company is required to disclose on Form 8-K and other required filings with the Securities and Exchange Commission. The Company, consistent with its obligations under the securities laws, is required to seek confidential treatment of the information set forth in the Annex and Exhibits to the SPA.

In connection with the SPA, the Company entered into an Exclusive Sales Agency and Marketing Agreement with FEI (“Marketing Agreement”). The Marketing Agreement grants to FEI the right to act as the Company’s exclusive marketing and sales agent for natural resources products produced, mined and/or sold by the Company, excluding the Company’s ZeoSure products (see Note 4), in Asia excluding the nation of India.

The SPA also required Mr. Parrish’s Employment Contract to be extended through March 31, 2014.

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

FOR THE NINE MONTHS ENDED JUNE 30, 2013 AND 2012

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

The SPA contains provisions that restrict the use of the $1.5 million received by the Company as follows:

	Initial Restriction per the SPA	Restricted cash at June 30, 2013
Forbearance Agreements, Novinskie Agreement and Blackstone Agreement	$350,000	$15,000
Marketing Agreement payments to FEI	120,000	90,000
Other marketing and sales activities	360,000	323,020
Transaction closing costs and related	80,000	13,383
Oil and gas properties activities	75,000	35,000
Mineral properties activities	50,000	50,000
Future general and administrative expenses	345,000	258,554
Other costs and expenses	120,000	112,641
Total	$1,500,000	$897,598

2013 Private Placement

Commencing in January 2013, the Company offered a private placement under the provisions of Regulation D promulgated under the Securities Act of 1933, as amended (the “2013 Private Placement”). The 2013 Private Placement consists of up to five hundred thousand dollars ($500,000) for the issuance of up to 5 million shares of Common Stock at $0.10 per share and warrants to purchase up to 2 million shares of Common Stock at an exercise price of $0.50 per share. The warrants expire on January 16, 2018. The Company will utilize the proceeds of this private placement for general working capital purposes. At June 30, 2013, the Company had received cash totaling $370,000 for the sale of 3.7 million shares of Common Stock and warrants to purchase 1.48 million shares of Common Stock. See Notes 8 and 11.

Debt and Other Obligations

As of June 30, 2013, the Company and certain of its subsidiaries were in default of various obligations and certain debt obligations classified as current liabilities in the accompanying balance sheet as set forth in the following table:

Such defaulted obligations at June 30, 2013 include the following:

Amounts included in accounts payable:
Consulting services and interest due a licensor	$25,009
EV&T – fees, expenses and accrued interest (subject to forbearance agreement)	195,424
CAMI notes payable and accrued interest:
Subject to forbearance agreements	821,694
Not subject to forbearance agreements	31,856
EV&T note and interest (subject to forbearance agreement)	1,166,958
Note payable to related party and interest thereon (subject to forbearance agreement)	68,793
7.25% Convertible Debentures due a related party (subject to forbearance agreement)	45,867
Note payable to former related party and interest thereon (subject to forbearance agreement)	19,249
Amounts included in accrued compensation expense:
Subject to forbearance agreements	588,468
Not subject to forbearance agreements	50,261
Total	$3,013,579

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2013 AND 2012

See Note 8 regarding the cumulative dividends in arrears of $2,015,017 at June 30, 2013, applicable to the Series B 8% Cumulative Convertible Preferred Stock, of which $1,826,239 has been accrued.

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

2. BASIS OF PRESENTATION

Description of Business

Daleco Resources Corporation (“DRC”) is a Nevada corporation and its Articles provide for authorized capital stock of 150,000,000 shares of common stock and 20,000,000 shares of preferred stock. The Company is a natural resources holding company and through its subsidiaries is primarily engaged in (i) the exploration, development and production of oil and gas; (ii) the exploration for naturally occurring minerals; (iii) the marketing and sales of such minerals; and (iv) the marketing and sales of patented products and processes utilizing the Company’s minerals. The Company's assets consist of two separate categories: oil and gas and non-metallic minerals. The Company’s wholly-owned, active subsidiaries include Westlands Resources Corporation, Deven Resources, Inc., DRI Operating Company, Inc., Clean Age Minerals, Inc. and CA Properties, Inc.

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

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2013 AND 2012

The Company, through its subsidiaries, Westland Resources Corporation, DRI Operating Company and Deven Resources, Inc., owns and operates oil and gas properties in Texas and West Virginia. The Company owns (a) working interests in wells in Texas and West Virginia and (b) overriding royalty interests in (i) seventy-one wells in the Deerlick Coalbed Methane Field in Alabama, (ii) two wells in Pennsylvania, and (iii) one well in Texas.

The Company is primarily engaged in the exploration for minerals and oil and gas activities.

The Company follows accounting standards set by the Financial Accounting Standards Board, commonly referred to as “FASB”. The FASB sets generally accepted accounting principles (“GAAP”) that we follow to ensure we consistently report our financial position, results of operations, and cash flows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification, sometimes referred to as the “Codification” or “ASC”. From time to time, the FASB issues an Accounting Standards Update (“ASU”) which may impact the financial statements and disclosures therein (see “Recent Accounting Pronouncements”).

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

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012, as amended (“2012 Annual Report”). In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 3-month and 9-month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited consolidated financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements included in the 2012 Annual Report.

Unless otherwise noted, references to “year” pertain to the Company’s fiscal year, which begins on October 1 and ends on September 30; for example, 2013 refers to fiscal 2013, which is the period from October 1, 2012 to September 30, 2013.

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

Fair Value Measurements

At June 30, 2013, the Company’s only financial instruments are (a) cash and equivalents, short-term trade receivables, restrictive cash deposits, payables, accrued expenses, debt and future abandonment costs. The carrying amounts reported in the accompanying condensed consolidated financial statements for such items approximate fair values because of the immediate nature of short-term maturities of these financial instruments.

Subscriptions Receivable and Interest Receivable

Management of the Company believes that the collection of the principal balance of and interest due pursuant to certain notes receivable is in doubt (see Note 11 of the Notes to Consolidated Financial Statements included in the 2012 Annual Report on Form 10-K). As of September 30, 2012, the Company changed to the recovery method in accounting for the notes receivable and interest thereon. The principal and interest will be recorded when, and if, collected. This change to the recovery method resulted in the recognition of $207,025 as an impairment of the interest receivable at September 30, 2012. The principal balance of the notes receivable ($576,000) was previously reflected as subscriptions receivable. Accordingly, the Company recorded no interest income relating to such notes during the nine months ended June 30, 2013.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2013 AND 2012

Investor Relations Firm Consulting Agreement

In March 2013, the Company engaged an investor relations firm (“IR Firm”) to assist management in such activities for one year. The Company issued 600,000 shares (valued at $0.11 per share) of Common Stock to the IR Firm and such contract requires monthly payments of cash of $5,000 during the term of the agreement. The Company is amortizing the prepaid consulting fees of $66,000 over the term of the contract with the IR Firm and unamortized consulting fees total $48,415 at June 30, 2013.

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

3. OIL AND GAS PROPERTIES SEGMENT INFORMATION

During the nine months ended June 30, 2013, there was no major discovery or other event that caused a significant change from the reserve quantity and related information presented in the 2012 Annual Report. During the nine months ended June 30, 2013, the price the Company receives for its natural gas production decreased 12% to $4.54 per Mcf from $5.16 per Mcf for the comparable period of 2012; however, from a revenue perspective, the Company's oil and gas properties are primarily oil producers and the average price per Mcfe increased 2% to $8.36 from $8.22 for 2013 and 2012, respectively.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2013 AND 2012

Results of Operations for Oil and Gas Producing Activities for the three and nine months ended June 30, 2013 and 2012:

	Three Months Ended June 30		Nine Months Ended June 30
	2013	2012	2013	2012
Revenues:
Oil and gas sales	$113,703	$89,228	$313,000	$289,997
Well management revenue	64,353	73,489	198,459	216,368
Royalty receipts	1,470	719	4,280	2,800
Total revenues	179,526	163,436	515,739	509,165
Expenses:
Lease operating expenses	63,897	70,093	143,316	150,490
Production and severance taxes	6,114	3,812	16,827	16,343
Depreciation, depletion and amortization	12,000	15,000	36,000	45,000
Total expenses	82,011	88,905	196,143	211,833
Revenues in excess of expenses	97,515	74,531	319,596	297,332
Gain on sale of oil and gas properties	-	-	-	898,335
Income tax expenses	-	-	-	-
Results of operations from oil and gas producing activities (excluding corporate overhead and interest costs)	$97,515	$74,531	$319,596	$1,195,667

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

On July 3, 2012, CAMI entered into an operating agreement for ZeoSure LLC (“ZLLC”) as one of ZLLC’s two managing members. ZLLC was formed for the purpose of developing human consumption products including but not limited to detoxification and digestive supplements and human consumable products utilizing CAPI’S Clinoptilolite zeolite mineral focusing on markets throughout the world with a primary emphasis on markets in the United States and Asia. CAMI and SafeHatch LLC, an entity controlled by an individual previously affiliated with the Musser Group, are the managing members and each owns 47.5% of ZLLC. The remaining 5% of ZLLC is owned by the Musser Group. The members of ZLLC intend to seek initial capital of $1 million from third parties and enter into product marketing and distribution agreements with participants active within the dietary supplements market in the next few months. The operating agreement has not been ratified by the Audit Committee of the Board of Directors of the Company. Other than seeking initial capital, ZLLC had no activity through June 30, 2013.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2013 AND 2012

Patent Rights - CAMI was the owner of U.S. Patent No. 5,387,738 upon which an engineered product was based which utilized all naturally occurring non-hazardous minerals for the remediation of sites contaminated with hazardous and/or toxic materials. Such patent expired on February 7, 2012. During February 2013, CAMI applied for new provisional patents for its enhancement processes upon which an engineered product is based which utilized all naturally occurring non-hazardous minerals for the remediation of sites contaminated with hazardous and/or toxic materials. As of June 30, 2013, the US Patent Office had not ruled on CAMI’s application.

Patent License Rights - In February 2010, the Company entered into a License Agreement concerning two US method patents for the treatment of sanitary wastewaters. Such patents utilize the Company’s zeolite. The license applies to the US and covers the use of the patented technology in water, wastewater and waste treatment in animal feed operations, agriculture, and aquaculture. In addition, the license applies to the treatment of sanitary wastewater on Federal facilities, military bases and lands administered by the US Bureau of Indian Affairs. At June 30, 2013, the Company owes the licensor for consulting fees pursuant to the License Agreement and interest totaling $25,009. Such amount is included in Accounts Payable in the accompanying balance sheet. On May13, 2013, the Company entered into an additional 3-year extension of the License Agreement which had expired in February 2013.

Trademark - The Company has a trademark for the Company’s ReNuGen™, a product used to enhance the efficacy of conventional waste water treatment plants.

Results of Operations for Minerals Properties Activities for the three and nine months ended June 30, 2013 and 2012:

	Three Months Ended June 30		Nine Months Ended June 30
	2013	2012	2013	2012
Mineral Sales	$1,279	$2,418	$4,113	$4,951
Operating and other expenses	(7,721)	(3,608)	(24,017)	(9,957)
Depreciation, depletion and amortization:
Amortization of Patent and Patent License Rights	-	(3,408)	(4,556)	(250,204)
Expenses in excess of revenues	(6,442)	(4,598)	(24,460)	(255,210)
Income tax expenses	-	-	-	-
Results of operations from mineral properties activities (excluding corporate overhead and interest costs)	$(6,442)	$(4,598)	$(24,460)	$(255,210)

5. NOTES PAYABLE

Premium Finance Agreements

During November 2012, the Company entered into a Premium Finance Note Payable for $17,808 to finance a portion of certain insurance premiums. The note was fully paid prior to June 30, 2013. The note had a maturity date of August 1, 2013, and the interest rate was 8.75%. The Company was required to make monthly payments of principal and interest of $2,052.

During April 2013, The Company entered into a Premium Finance Note Payable for $34,985 to finance a portion of certain Directors’ and Officers’ insurance premiums. The note has a maturity date of December 21, 2013, an interest rate of 7.4% and requires monthly payments of principal and interest of $3,887. As of June 30, 2013 the balance on the note was $24,098.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2013 AND 2012

EV&T Note Payable and Fees and Expenses

Effective March 25, 2013, the Company and EV&T entered into a forbearance agreement in respect to amounts owed to EV&T for services performed and interest thereon. The Company paid $114,000 to EV&T as required by the forbearance agreement and $34,783 in fees for the period October 1, 2012 through February 28, 2013. As of June 30, 2013 there remained $195,424 due and owning EV&T for services not connected with its September 2006 Note (“Note”) and $1,166,958 due and owing on the Note including accrued but unpaid interest. The Note will earn no interest in the first year and 3.5% interest in the second year under the forbearance agreement. EV&T is entitled to receive accelerated payment of the outstanding balance due and owing it should the Company receive revenues and/or investments in excess of stated amounts or if the company permits an Event of Default to go uncured. Should the outstanding balances due and owing EV&T under both the Note and non-Note not be paid in full within the two year term of the forbearance agreement, the original terms of the EVT Note calling for payment of interest of 12% per annum on the outstanding debt will govern the Company’s obligations to EV&T.

CAMI Notes Payable

During April 2012, the Company paid $50,000 in cash and issued 158,290 shares of Common Stock in full satisfaction of a note due the Estate of Eric Haessler, an affiliate of Carl A. Haessler, a Director at that time. The note had a principal balance of $58,938 and accrued and unpaid interest related to such note totaled $60,044 at the time of repayment. The Company valued the stock at $25,327 based on the closing price of $0.16 per share. The total consideration payment (cash and common stock) of $75,327 was $43,655 less than the $118,982 of principal and interest owed by the Company. Accordingly, the Company recognized a gain on debt forgiveness of $43,655.

As of September 30, 2012, there was a total of $455,943 in principal and $438,904 in interest (total of $894,847) due and owing to CAMI note holders under that certain Stock Purchase Agreement dated August 2000.

Carl Haessler. As of September 30, 2012, the amounts owed to Mr. Haessler, a Director at that date, consisted of principal of $83,478 and accrued but unpaid interest of $80,359 for a total of $163,837 (“Haessler Debt”). The Haessler Debt is evidenced by a note providing for an annual rate of interest of 8% and repayment of such notes and interest thereon is guaranteed by DRC. As a condition of the $1,500,000 capital stock purchase by FEI and DTE in March 2013 pursuant to that certain Stock Purchase Agreement dated March 25, 2013 (“SPA”), Mr. Haessler entered into a Forbearance Agreement providing for no payment to him on the Haessler Debt and his agreement to forbear from making a demand on the Company for payment of the remaining Haessler Debt for a period of two (2) years from the date of the SPA. The remaining Haessler Debt will earn no interest in the first year and 3.5% interest in the second. Mr. Haessler is entitled to receive accelerated payment of the Haessler Debt should the Company receive revenues and/or investments in excess of stated amounts or if the company permits an Event of Default to go uncured. At June 30, 2013, the Haessler Debt totals $177,287. At the Company’s Annual Meeting of Shareholders in June 2013, Mr. Haessler was not re-elected to serve as a Director.

Alice Haessler. As of September 30, 2012 the debt owed to Alice Haessler amounted to $20,000 in principal and accrued but unpaid interest of $19,253 for a total of $39,253. Under the terms of the agreement dated March 25, 2013, with Alice Haessler, Mrs. Haessler received $20,000 in cash and 50,000 shares of Common Stock in full settlement of the obligation owed to Alice Haessler. The Company recognized $16,528 as gain on debt forgiveness as a result of such settlement. Carl Haessler is the conservator for Alice Haessler. At the Company’s Annual Meeting of Shareholders in June 2013, Mr. Haessler was not re-elected to serve as a Director.

Herbert L. Lucas. As of September 30, 2012, the amounts owed to Mr. Lucas consisted of $153,530 in principal and accrued but unpaid interest totaled $147,793 for a total of $301,323 (“Lucas Debt”). The Lucas Debt is evidenced by a note providing for an annual rate of interest of 8% and repayment of such notes and interest thereon is guaranteed by DRC. As a condition of the $1,500,000 capital stock purchase by FEI and DTE in March 2013 pursuant to the SPA, Mr. Lucas entered into a Forbearance Agreement providing for payment to Mr. Lucas of $30,100 of the Lucas Debt and his agreement to forbear from making a demand on the Company for payment of the remaining Lucas Debt for a period of two (2) years from the date of the SPA. The remaining Lucas Debt will earn no interest in the first year and 3.5% interest in the second. Mr. Lucas is entitled to receive accelerated payment of the Lucas Debt should the Company receive revenues and/or investments in excess of stated amounts or if the company permits an Event of Default to go uncured. At June 30, 2013, the Lucas Debt totals $294,456.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2013 AND 2012

Robert Martin. As of September 30, 2012, the amounts owed to Mr. Martin, a Director and President of CAMI, consisted of principal of $134,811 and accrued but unpaid interest of $129,773. The Martin Debt is evidenced by a note providing for an annual rate of interest of 8% and repayment of such notes and interest thereon is guaranteed by DRC. As of September 30, 2012, the Company owed Mr. Martin $245,835 in salary and $19,051 in unpaid reimbursable business expenses. These amounts contain no accrued interest. As of September 30, 2012, the Company was indebted to Mr. Martin in the aggregate amount of $529,470 (“Martin Debt”). As a condition of the $1,500,000 capital stock purchase by FEI and DTE in March 2013 pursuant to the SPA, Mr. Martin entered into a Forbearance Agreement providing for payment to Mr. Martin of $53,500 of the Martin Debt and his agreement to forbear from making a demand on the Company for payment of the remaining Martin Debt for a period of two (2) years from the date of the SPA. The remaining Martin Debt will earn no interest in the first year and 3.5% interest in the second. Mr. Martin is entitled to receive accelerated payment of the Martin Debt should the Company receive revenues and/or investments in excess of stated amounts or if the company permits an Event of Default to go uncured. At June 30, 2013, the Martin Debt totals $495,970.

Robert A. Nolind. As of September 30, 2012, the amounts owed to Mr. Nolind consisted of principal of $49,124 and accrued and unpaid interest of $47,288 for a total of $96,412 (“Nolind Debt”). The Nolind Debt is evidenced by a note providing for an annual rate of interest of 8% and repayment of such notes and interest thereon is guaranteed by DRC. As a condition of the $1,500,000 capital stock purchase by FEI and DTE in March 2013 pursuant to the SPA, Mr. Nolind entered into a Forbearance Agreement providing for payment to Mr. Nolind of $9,600 of the Nolind Debt and his agreement to forbear from making a demand on the Company for payment of the remaining Nolan Debt for a period of two (2) years from the date of the SPA. The remaining Nolind Debt will earn no interest in the first year and 3.5% interest in the second. Mr. Nolind is entitled to receive accelerated payment of the Nolind Debt should the Company receive revenues and/or investments in excess of stated amounts or if the company permits an Event of Default to go uncured. At June 30, 2013, the Nolind Debt totals $94,248.

As of June 30, 2013, the Company was in default in the payment of principal and interest thereon of $31,856 in respect to the balance of the CAMI notes payable which are not subject to forbearance agreements.

At June 30, 2013, the outstanding balance of the CAMI Notes Payable aggregated $435,943 and accrued but unpaid interest totaled $417,607.

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

On May 3, 2013, the Company paid cash of $70,000 and issued 498,000 shares of Common Stock in full satisfaction of all amounts due Amir pursuant to the note. The Company estimates the value of the cash and shares of Common Stock (at $0.17 per share) at approximately $155,000. The if-converted value of the Convertible Note Payable on such date approximated $183,000. Accordingly, the Company recognized $95,802 as gain on debt forgiveness as a result of such full satisfaction of the note.

The discount was being amortized over the life of the note. Amortization of the discount of $665 and $14,709 is included in interest expense during the three months ended June 30, 2013 and 2012, respectively. Amortization of the discount of $4,177 and $19,969 is included in interest expense during the nine months ended June 30, 2013 and 2012, respectively. During the three months ended June 30, 2013 and 2012, the Company recognized contractual coupon interest of $879 and $2,665, respectively. During the nine months ended June 30, 2013 and 2012, the Company recognized contractual coupon interest of $6,208 and $10,646, respectively. The effective interest rate through May 3, 2013 was approximately 7%.

6. 7.25% CONVERTIBLE DEBENTURES

During the nine months ended June 30, 2013, no Debentures were converted to Common Stock. Debentures held by a Director (Maxwell) totaling $45,000 are outstanding at June 30, 2013. During the three months ended June 30, 2013 and 2012, the Company recognized contractual coupon interest of $813 for each period and amortization of the discount of $617 and $619, respectively. During the nine months ended June 30, 2013 and 2012, the Company recognized contractual coupon interest of $2,440 and $2,449, respectively, and amortization of the discount of $1,854 and $1,856, respectively. The effective interest rate approximates 16%. The if-converted value of the Debentures at June 30, 2013, approximates $64,000. Accrued and unpaid interest due on the Debentures totals $867 at June 30, 2013.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2013 AND 2012

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

7. RELATED PARTIES

See Note 6 in respect to the 7.25% Convertible Debentures owned by a Director (Maxwell).

See Note 8 in respect to the purchase by a Director (Maxwell) of shares of Common Stock and a warrant to purchase shares of Common Stock.

Notes Payable - Related Parties

Maxwell - As a condition of the $1,500,000 capital stock purchase by Far East Investments, LLC and DTE Investment, Ltd. in March 2013 pursuant to that certain Stock Purchase Agreement dated March 25, 2013 (“SPA”), Mr. Maxwell entered into a Forbearance Agreement in respect to all principal and interest owed and owing to the Director in respect to the $60,000 note payable to such Director (“Maxwell Note”) and the Company paid interest of $1,813 on the Maxwell Note to the Director as required by the forbearance agreement. Such Director has agreed to forbear from making a demand on the Company for payments of the Maxwell Note for a period of two (2) years from the date of the SPA. The debt due such Director will earn no interest in the first year and 3.5% interest in the second. Mr. Maxwell is entitled to receive accelerated payment of the Maxwell Note should the Company receive revenues and/or investments in excess of stated amounts or if the company permits an Event of Default to go uncured. At June 30, 2013, the Company owes Mr. Maxwell $69,587 for principal and interest thereon.

Grady - As a condition of the SPA, Real Asset Management, LLC (“RAM”) entered into a Forbearance Agreement in respect to all principal and interest owed and owing to RAM in respect to the $50,000 note payable to RAM (“RAM Note”). The Company paid principal of $6,745 and interest of $7,255 on the RAM Note as required by the forbearance agreement. RAM has agreed to forbear from making a demand on the Company for payments of the note principal and interest for a period of two (2) years from the date of the SPA. The debt due RAM will earn no interest in the first year and 3.5% interest in the second. RAM is entitled to receive accelerated payment of the RAM Note should the Company receive revenues and/or investments in excess of stated amounts or if the company permits an Event of Default to go uncured. At June 30, 2013, the Company owes RAM $19,249 for principal and interest and interest thereon. David A. Grady, a former Director is affiliated with RAM.

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

CAMI Notes Payable

See Note 6 in respect to Messrs. Haessler and Martin.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2013 AND 2012

Marketing Agreement

In connection with the SPA, the Company entered into an Exclusive Sales Agency and Marketing Agreement with FEI (“Marketing Agreement”). The Marketing Agreement grants to FEI the right to act as the Company’s exclusive marketing and sales agent for natural resources products produced, mined and/or sold by the Company, excluding the Company’s ZeoSure products (see Note 4), in Asia excluding the nation of India. From April 2013 to June 2013, in connection with the Marketing Agreement, the Company paid $30,000 to Far East Investments (USA) LLC, an affiliate of FEI. Through June 30, 2013, no sales transactions relating to the Marketing Agreement had occurred.

Employment Agreements

Blackstone – See Note 1 in respect to the Second Amendment of the Employment Agreement. As of June 30, 2013, the Company owed Mr. Blackstone $139,563 for salary and reimbursable expenses related to his employment agreement with the Company.

Martin – See Note 5 regarding amounts due Mr. Martin, a Director and President of CAMI, in connection with his previous employment agreement with the Company. As of June 30, 2013, the Company owed Mr. Martin $245,835 for salary related to such employment agreement. As of June 30, 2013, the Company has paid the reimbursable expenses of $19,051.

Novinskie – See Note 1 in respect to the First Amendment of the Employment Agreement with the Company. As of June 30, 2013, the Company owed Mr. Novinskie $342,633 for salary related to his employment agreement with the Company.

Parrish - In November 2012, the Employment Contract with Michael D. Parrish was renewed. Such contract was orally amended in December 2012 to reflect a change in base salary. Effective March 25, 2013, the Company granted (i) 600,000 shares of common stock issuable at the rate of 100,000 shares at the end of each of six months commencing April 30, 2013 (see Note 11) and (ii) and an option for the purchase of 1.2 million shares of common stock to Mr. Parrish (see Note 8). Pursuant to a section contained in the 2013 SPA, Mr. Parrish’s Employment Contract has been extended through March 31, 2014.

Sverapa - On April 22, 2013, the Company entered into an employment agreement with Joseph Sverapa (“Sverapa”) as the Company’s Vice President of Sales. The agreement provides for (1) a base salary; (2) a cash incentive of 25% of gross profits on sales due to Sverapa’s activities; (3) an equity incentive arrangement; and (4) an initial grant of an option to purchase 50,000 shares of Common Stock. The equity incentive arrangement provides that Sverapa shall receive options to purchase 50,000 shares of Common Stock for each $1 million of gross profits from sales resulting from Sverapa’s activities. Sverapa shall receive options for the purchase of not more than 200,000 shares of Common Stock in respect to this equity incentive arrangement. Any such option will be exercisable for five years after the date of its grant and will vest 50% on the first anniversary of the date of such grant and 25% each on the second and third anniversary of the date of such grant. In connection with the employment agreement, the Company granted to Sverapa an option for the purchase of 50,000 shares of Common Stock at $0.20 per share. This option is exercisable through April 2018 and vests 50% on the first anniversary of the agreement and 25% each on the second and third anniversary date of the agreement.

Directors

On May 1, 2013, the Board appointed Li Chi Kong, owner/officer of DTE, and Grant Lin, owner/officer of FEI, to the Board of Directors to fill vacancies in the Board.

At the Company’s Annual Meeting of Shareholders in June 2013 (the “2013 Annual Meeting”), Messrs. Kong, Lin, Martin, Maxwell, Novinskie and Parrish were elected to serve as Directors until the Company’s 2014 Annual Meeting of Shareholders. At the 2013 Annual Meeting, Messrs. Grady and Haessler were not re-elected to serve as Directors.

8. CAPITAL STOCK

At the Company’s Annual Meeting of Shareholders in June 2013, the shareholders approved, among other things, the following:

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

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2013 AND 2012

Common Stock

The Company issued shares of Common Stock during the nine months ended June 30, 2013 as follows:

2013 Private Placement (see Note 1)	3,700,000
FEI/DTE Stock Purchase Agreement (see Note 1)	15,000,000
Alice Haessler (see Note 1)	50,000
Consultant agreement with an investor relations firm (see Note 2)	600,000
Employment agreement with Chief Executive Officer (see Note 7)	300,000
Amended and restated agreement of settlement in respect to convertible note payable to Amir (see Note 6)	498,000
Total	20,148,000

Series A Preferred Stock

No shares of Series A Preferred Stock were issued during the nine months ended June 30, 2013. No shares were outstanding at June 30, 2013 and September 30, 2012.

Series B 8% Cumulative Convertible Preferred Stock

No shares of Series B Preferred Stock, par value of $0.01 per share, were issued during the nine months ended June 30, 2013.

Shares of Series B Preferred Stock outstanding at June 30, 2013, and September 30, 2012, totaled 135,000 shares. Such shares are convertible into shares of Common Stock on the basis of their $10.00 per share stated value, at the exchange rate per common share of 85% of the average of the closing price of the Common Stock for the five trading days immediately preceding the date when shares of Series B Preferred Stock are delivered to the Company for conversion, but in no event shall the conversion price be less than $1.25 per share. Thus, at June 30, 2013, the 135,000 shares of Series B Preferred Stock were convertible into 1,080,000 shares of Common Stock.

Further, the shares of Series B Preferred Stock (i) earn dividends at the rate of 8% per annum computed on the basis of a 365 day year, and (ii) have priority in liquidation to the extent of the stated value of $10.00 per share plus any unpaid dividends over any other preferred stock, common stock or any other stock issued after September 19, 2000. At June 30, 2013, the liquidation preference totals $3,365,017 (stated value of $1,350,000 plus arrearages in cumulative dividends of $2,015,017).

Dividends

There were no cash dividend payments in respect to Common Stock or either series of Preferred Stock during the nine months ended June 30, 2013 and 2012.

At June 30, 2013, the cumulative dividends in arrears applicable to the Series B Preferred Stock totals $2,015,017, of which $1,826,239 has been accrued.

Options and Warrants to Purchase Common Stock:

	Number of Options and Warrants	Weighted Average Price per Share
Options and warrants outstanding at September 30, 2012	5,250,000	$0.18
Warrants issued pursuant to 2013 Private Placement (see Note 1)	1,480,000	$0.50
Warrants issued pursuant to FEI/DTE Stock Purchase Agreement (see Note 1)	18,000,000	$0.20
Option granted to a Director (1)	200,000	$0.06
Option granted to a Director/Officer (2)	1,200,000	$0.14
Option granted to an Officer (3)	50,000	$0.18
Option expired (1)	(200,000)	$0.06
Options and warrants outstanding at June 30, 2013	25,980,000	$0.21

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2013 AND 2012

(1)	On December 27, 2012, David A Grady, a Director of the Company, was granted an option to purchase 200,000 shares of stock at an exercise price of $0.06 per share under the Company’s Non-qualified Independent Director Stock Option Plan (“Plan”). The option is exercisable through December 2017. The option vests 50% in December 2013 and 25% in each of December 2014 and 2015. The fair value of the option was determined to be $11,656 using the Black-Scholes valuation model. At the Company’s Annual Meeting of Shareholders in June 2013, Mr. Grady was not re-elected to serve as a Director; accordingly, the option expired unexercised in accordance with the terms of the Plan.

(2)	Effective March 25, 2013, the Company granted 600,000 shares of Common Stock to Mr. Parrish. During the three and nine months ended June 30, 2013, the Company recognized compensation expense of $48,000 and $114,000, respectively, related to such grant. The 600,000 shares are issuable at the rate of 100,000 shares at the end of each of six months commencing April 30, 2013 (see Note 11). The Company may recognize additional compensation expense should the price at such issuance dates exceed $0.20 (the closing price per share of the Common Stock on June 30, 2013). Also, effective March 25, 2013, the Company granted an option for the purchase of 1.2 million shares of common stock to Mr. Parrish at an exercise price of $0.14 per share. The option is exercisable through May 21, 2014 and vests 50% on each of May 21, 2013 and 2014. The fair value of the option was determined to be $119,737 using the Black-Scholes valuation model.

(3)	Effective May 8, 2013, the Company granted an option for the purchase of 50,000 shares of common stock to Joseph Sverapa, Vice President of Sales, at an exercise price of $0.18 per share. The option is exercisable through May 2018. The option vests 50% in May 2014 and 25% in each of May 2015 and 2016. The fair value of the option was determined to be $8,878 using the Black-Scholes valuation model.

Warrants to Purchase Shares of Common Stock

At September 30, 2012, warrants to purchase 3,100,000 shares of Common Stock were outstanding. During the nine months ended June 30, 2013, the Company issued warrants to purchases 19,480,000 shares of Common Stock. At September 30, 2012, warrants to purchase 22,580,000 shares of Common Stock were outstanding. The Company has valued the outstanding warrants as $1,344,934 and $429,181 at June 30, 2013, and September 30, 2012, respectively.

On January 12, 2011, Sonata Investment Company, Ltd. loaned $60,000 to the Company pursuant to a promissory note of the same date. The Company issued warrants for the purchase of 500,000 shares of stock at an exercise price of $0.12 per share. The warrants expire on December 31, 2015. The fair value of the warrants was determined to be $33,337 using the Black-Scholes valuation model.

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

Commencing in January 2013, the Company offered a private placement under the provisions of Regulation D promulgated under the Securities Act of 1933, as amended (see Note 1). The 2013 Private Placement consists of up to five hundred thousand dollars ($500,000) for the issuance of up to 5 million shares of Common Stock at $0.10 per share and warrants to purchase up to 2 million shares of Common Stock at an exercise price of $0.50 per share. The warrants expire on January 16, 2018. At June 30, 2013, the Company had received cash totaling $370,000 for the sale of 3.7 million shares of Common Stock and warrants to purchase 1.48 million shares of Common Stock. The fair value of the warrants was determined to be $108,915 using the Black-Scholes valuation model. See Note 11.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2013 AND 2012

Stock Options

Summarized information relating to the stock options to purchase Common Stock outstanding as of June 30, 2013, is as follows:

	Options Outstanding			Options Exercisable
Exercise Price per Share	Number of Shares Underlying Options Unexercised	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)	Number of Shares Underlying Options Exercisable	Weighted Average Exercise Price Per Share
$0.14-$0.22	3,400,000	$0.19	2.05	2,512,500	$0.20

Stock-based Compensation

During the nine months ended June 30, 2013, the Company granted options for the purchase of 1,450,000 shares of Common Stock. On December 27, 2012, David A Grady, a Director of the Company, was granted an option to purchase 200,000 shares of stock at an exercise price of $0.06 per share under the Company’s Non-qualified Independent Director Stock Option Plan (“Plan”). At the Company’s Annual Meeting of Shareholders in June 2013, Mr. Grady was not re-elected to serve as a Director; accordingly, the option expired unexercised in accordance with the terms of the Plan. There are options to purchase 2.9 million shares of Common Stock outstanding as of June 30, 2013, which options are held by current officers, Directors and employees of the Company (“Insiders”). The exercise prices for the options held by Insiders as of June 30, 2013, range from $0.14 per share to $0.22 per share.

Stock-based compensation expense relating to stock options granted to Insiders is recorded in accordance with FASB ASC Topic 718, Compensation – Stock Compensation (Stock-based Compensation Expense). The Company recorded Stock-based Compensation Expense for the three months ended June 30, 2013 and 2012 of $83,239 and $20,851, respectively. The Company recorded Stock-based Compensation Expense for the nine months ended June 30, 2013 and 2012 of $124,327 and $80,025, respectively. Such expense is included in General and Administrative Expenses. No tax benefit has been recognized. Compensation costs are based on the fair value at the grant date. The fair value of the options has been estimated by using the Black-Scholes option-pricing model with the following assumptions: risk free interest rates between 0.24% and 2.43%; expected life of two to five years; and expected volatility between 37% and 236%.

At June 30, 2013, there was $101,917 of total unrecognized compensation cost related to non-vested share-based compensation awards applicable to stock options granted to Insiders . Such cost is expected to be recognized over a weighted-average period of 1.1 years.

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

Options and warrants to purchase shares of Common Stock were outstanding during the periods but have not been included in the computation of diluted earnings per share because such shares would have an anti-dilutive effect on net loss per share during the periods presented. No other adjustments were made for purposes of per share calculations.

9. INCOME TAXES

At June 30, 2013, and September 30, 2012, the Company has current federal and state taxes payable of $192,427 and no deferred tax asset or liability. At June 30, 2013, and September 30, 2012, accrued interest related to the federal and state income taxes totaled $84,031 and $92,531, respectively. Interest expense related to tax liabilities is included in Interest Expense in the accompanying Consolidated Statement of Operations. The federal income tax liabilities arose primarily from alternative minimum tax for fiscal 2004.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2013 AND 2012

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

Below is a reconciliation of the reported amount of income tax expense attributable to continuing operations for the period to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax loss for the three and nine months ended June 30, 2013 and 2012:

	Three Months Ended June 30		Nine months Ended June 30
	2013	2012	2013	2012
Income tax expense (benefit) computed at the statutory Federal income tax rate	(35)%	(35)%	(35)%	(35)%
Valuation allowance	35%	35%	35%	35%
Effective income tax rate	0%	0%	0%	0%

Included in the table below are the components of income tax expense for the three and nine months ended June 30, 2013 and 2012:

	Three Months Ended June 30		Nine months Ended June 30
	2013	2012	2013	2012
Current income tax expense (benefit)	$-	$-	$-	$-
Deferred income tax expense (benefit)	(127,457)	(106,219)	(365,748)	(80,758)
Valuation allowance	127,457	106,219	365,748	80,758
Total income tax expense (benefit)	$-	$-	$-	$-

10. PENDING LITIGATION

Two law suits have been filed in Burleson County, Texas, against the Company, one in July 2012 and the other in October, 2012, by certain owners of royalty interests in oil and gas wells operated by WRC for, among other things, an accounting of expense and revenues for certain wells and/or production units in which their leases are included. The plaintiffs also alleged that WRC has failed to fully develop their leases. The applicable leases are held by production by inclusion in a production unit or units and are fully developed. WRC, through its Texas counsel, has filed a general denial of the claim. A preliminary hearing is scheduled for October 11, 2013.

In August 2012, a surface owner in certain property on which a natural gas gathering system right-of-way is owned by a subsidiary of the Company (“DRIOP”) commenced an action against DRIOP in the Circuit Court of Randolph County, West Virginia, alleging interference with access by such surface owner to and from certain property. DRIOP, through its West Virginia counsel, has filed a general denial of the claim. Management of the Company contemplates a settlement of the litigation within the next 60 days.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2013 AND 2012

11. SUBSEQUENT EVENTS

2013 Private Placement (see Notes 1 and 8)

From July 1 through August 13, 2013, the Company had received cash totaling $41,000 for the sale of 410,000 shares of Common Stock and warrants to purchase 164,000 shares of Common Stock. The fair value of the warrants was determined to be $12,069 using the Black-Scholes valuation model.

Issuance of Shares of Common Stock to an Officer/Director in payment of Compensation (see Note 8)

On July 31, 2013, the Company issued 100,000 shares of Common Stock to an Officer/Director (Parrish) pursuant to the grant of 600,000 shares effective March 25, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") describes the matters that we consider being important in understanding the results of our operations for the three and nine months ended June 30, 2013 and our financial condition as of June 30, 2013. Our fiscal year begins on October 1 and ends on September 30. Unless otherwise noted, references to "year" pertain to our fiscal year; for example, 2013 refers to fiscal 2013, which is the period from October 1, 2012 to September 30, 2013. Unless otherwise noted, references to "quarter" pertain to a quarter of our fiscal year; for example, the third quarter of 2013 refers to the three months in the period from April 1, 2013 to June 30, 2013 (the “current quarter”). In the discussion that follows, we analyze the results of our operations for the three and nine months ended June 30, 2013, including the trends in our overall business, followed by a discussion of our financial condition.

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

Results of Operations

For the three and nine months ended June 30, 2013 and 2012:

	Three Months Ended June 30		Nine months Ended June 30
	2013	2012	2013	2012
Oil and gas sales	$113,703	$89,228	$313,000	$289,997
Well management revenue	$64,353	$73,489	$198,459	$216,368
Total operating revenues	$180,805	$165,854	$519,852	$514,116
Gain on sale of oil and gas properties	$-	$-	$-	$898,335
Net Income (Loss)	$(364,162)	$(303,484)	$(1,044,993)	$(230,736)

Oil and Gas Production and Cost Information:
Production:
Oil (Bbl)	777	537	2,107	1,640
Gas (Mcf)	8,517	7,066	24,769	25,424
Mcfe	11,718	10,288	37,411	35,264
Average Price:
Oil (per Bbl)	$94.48	$95.58	$95.17	$96.84
Gas (per Mcf)	$4.73	$5.36	$4.54	$5.16
Mcfe	$9.70	$8.67	$8.36	$8.22

Lease Operating Expenses and Production and Severance Taxes per Mcfe	$5.31	$7.18	$4.28	$4.73

_____

Bbl = One barrel of oil or condensate

Mcf = One thousand cubic feet

Mcfe = One thousand cubic feet gas equivalent

OIL AND NATURAL GAS OPERATIONS

See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements.

Oil and Gas Sales

Oil and gas sales increased 27% to $113,703 for the current quarter from $89,228 for the third quarter of 2012. Oil and gas sales increased 8% to $313,000 for the three quarters of 2013 from $289,997 for the three quarters of 2012. See the table above in respect to production, average prices and lease operating expenses and production and severance taxes per Mcfe. The level of oil production experienced during the current three quarters of 2013 increased (28%) primarily as a result of four wells being brought back “on-line” (certain wells had been “off-line” during a portion of 2012 for repair) which offset the anticipated decline in production from the wells and the purchase of certain working interests in certain wells operated by the Company in Texas during the fourth quarter of 2012. At June 30, 2013, the Company is continuing to workover additional wells in Texas that are off-line awaiting repairs to certain mechanical items such as tubing, rods, down-hole pumps and/or pumping units. Generally, a well is off-line for less than two months; however, rig availability from third party contractors impacts the timing of the well work. The Company intends to bring such wells back “on-line” during the fourth quarter of 2013.

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

Well Management Revenue

Well management revenue decreased 12% to $64,353 for the current quarter from $73,489 for the third quarter of 2012. Well management revenue decreased 8% to $198,459 for the three quarters of 2013 from $216,368 for the three quarters of 2012. Such decreases are primarily the result of the Company purchasing working interests in certain wells during the fourth quarter of 2012. The amounts which may be charged by the Company for well management are set forth in the joint operating agreements governing the wells operated by the Company.

Lease Operating Expenses and Production and Severance Taxes

Lease operating expenses and production and severance taxes decreased 5% to $70,011 for the current quarter from $73,905 for the third quarter of 2012. Lease operating expenses and production and severance taxes decreased 4% to $160,143 for the three quarters of 2013 from $166,833 for the three quarters of 2012. The lease operating expenses and production and severance taxes per Mcfe decreased to $5.31for the current quarter of 2013 from $7.18 for the third quarter of 2012 primarily as a result of four wells being brought back “on-line” (increased workover costs) during the third quarter of 2012.

Depreciation, Depletion and Amortization (“DD&A”) - Oil and Gas

DD&A – Oil and gas totaled $12,000 and $15,000 for the current quarter and for the third quarter of 2012, respectively. DD&A – Oil and gas totaled $36,000 for the three quarters of 2013 and $45,000 for the three quarters of 2012, respectively. Such decrease is primarily the result of the upward revision of proved developed reserves at the end of 2012 resulting primarily from the increase in oil and gas prices which the Company receives for its oil and gas production.

Minerals Operations

See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements.

The Company is an Exploration Stage company in respect to its mineral holdings.

Minerals Sales

Minerals sales totaled $1,279 and $2,418 for the current quarter and for the third quarter of 2012, respectively. Minerals sales totaled $4,113 for the three quarters of 2013 and $4,951 for the three quarters of 2012, respectively.

Minerals Exploration Expenses

The Company did not incur minerals exploration expenses during the nine months ended June 30, 2013 and 2012. These expenses are primarily for costs associated with the exploration and quantification of mineral resources and mineral reserves. Such expenses related to the kaolin reserves were the responsibility of the Company’s partner in such project.

Minerals Operating Expenses and Other Costs

Minerals operating expenses and other costs totaled $7,721 and $3,608 for the current quarter and for the third quarter of 2012, respectively. Minerals operating expenses totaled $24,017 for the three quarters of 2013 and $9,957 for the three quarters of 2012, respectively. The increases in expenses are directly related to the costs associated with the preparation of mineral product samples for distribution to potential customers.

DD&A - Minerals

DD&A - Minerals totaled $4,556 for the three quarters of 2013 and $250,204 for the three quarters of 2012, respectively. Such amounts are amortization of Patent Rights and Patents License Rights. The Company’s patent expired in February 2012. Once the Company produces commercial quantities of any of its mineral deposits, the Company will use the unit-of-production method in calculating cost depletion.

DD&A - Other

The related assets were fully depreciated prior to the beginning of fiscal 2012.

General and Administrative Expenses

General and administrative expenses totaled $490,231 and $341,713 for the current quarter and for the third quarter of 2012, respectively. The Company recorded stock-based compensation expense of $83,239 and $20,851 for the current quarter and for the third quarter of 2012, respectively. During the current quarter, the Company recognized compensation expense of $54,000 related to a grant of 600,000 shares of Common Stock to the CEO. See Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements. The Company may recognize additional compensation expense should the price at such issuance date exceed $0.20 (the closing price per share of the Common Stock on June 30, 2013). The Company recorded amortization expense of $16,500 and $91,143 for the current quarter and for the third quarter of 2012, respectively, related to the prepaid consulting fees paid to the Musser Group (see “Consulting Services Agreement” discussed below) and the prepaid consulting fees paid to an investor relations firm in March 2013.

General and administrative expenses totaled $1,251,219 for the three quarters of 2013 and $980,615 for the three quarters of 2012. The Company recorded stock-based compensation expense of $124,327 for the three quarters of 2013 and $80,025 for the three quarters of 2012. The Company recorded amortization expense of $168,822 for the three quarters of 2013 and $274,430 for the three quarters of 2012 related to the prepaid consulting fees paid to the Musser Group and the prepaid consulting fees paid to an investor relations firm in March 2013. During the three quarters of 2013, the Company recognized compensation expense of $114,000 related to a grant of 600,000 shares of Common Stock to the CEO as discussed above.

During the first three quarters of 2013, the Company incurred increased salary expense of $82,926 in connection with the employment arrangement with Mr. Parrish, the Company’s Chief Executive Officer since May 2012. During the first three quarters of 2013, the Company incurred increased compensation expense of $13,416 in connection with the employment arrangement with Mr. Sverapa, the Company’s Vice President of Sales since April 2013.

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

During May 2013, The Company recognized $95,802 as gain on debt forgiveness as a result of the settlement with Dov Amir as discussed in Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements.

During April 2012, the Company paid $50,000 in cash and issued 158,290 shares of Common Stock in full satisfaction of a note due the Estate of Eric Haessler, an affiliate of Carl A. Haessler, a Director at that time. The note had a principal balance of $58,938 and accrued and unpaid interest related to such note totaled $60,044 at the time of repayment. The Company valued the stock at $25,327 based on the closing price of $0.16 per share. The total consideration payment (cash and common stock) of $75,327 was $43,655 less than the $118,982 of principal and interest owed by the Company. Accordingly, the Company recognized a gain on debt forgiveness of $43,655.

Interest Expense

Interest expense totaled $60,845 and $80,368 for the current quarter and for the third quarter of 2012, respectively.

Interest expense totaled $201,368 for the three quarters of 2013 and $243,741 for the three quarters of 2012, respectively. During the three quarters of 2013 and 2012, the Company recognized $6,031 and $29,222, respectively, as interest expense regarding the amortization of discounts on debt issuances.

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

The Company issued 2,400,000 shares of Common Stock to individuals associated with the Musser Group in connection with the Consulting Services Agreement with the Musser Group. Also, the Company issued to individuals associated with the Musser Group warrants for the purchase of 2,500,000 shares of Common Stock at an exercise price of $0.15 per share. The warrants may not be exercised unless and until the average bid and asking closing price of the Company’s Common Stock exceeds $1.00 per share for a period of thirty consecutive trading days. The warrants are exercisable through February 24, 2016. The Company filed a registration statement under the Securities Act of 1933 on Form S-8 for the shares of Common Stock issued to individuals associated with the Musser Group. The Company determined the fair value of the shares of Common Stock and the warrants issued to individuals associated with the Musser Group to be $735,153 and recorded such amount as prepaid consulting fees. The prepaid consulting fees are amortized over the life of the respective agreements.

In March 2013, the Company engaged an investor relations firm (“IR Firm”) to assist management in such activities for one year. The Company issued 600,000 shares (valued at $0.11 per share) of Common Stock to the IR Firm and such contract requires monthly payments of cash of $5,000 during the term of the agreement. The Company is amortizing the prepaid consulting fees of $66,000 over the term of the contract with the IR Firm and unamortized consulting fees total $48,415 at June 30, 2013.

Liquidity and Capital Resources

Liquidity and Capital Resources

The Company’s cash flow used in operating activities was $932,857 for the nine months ended June 30, 2013. Such use of cash flow reflects the use of $335,000 in payments required by the Forbearance Agreements, Novinskie Agreement and Blackstone Agreement as discussed below in the FEI/DTE Stock Purchase Agreement section.

The Company’s net cash (unrestricted) at June 30, 2013 totaled $118,358. Restricted cash deposits – equity issuances is discussed below in the FEI/DTE Stock Purchase Agreement section below.

To obtain capital in the past, the Company’s methods of raising capital have included selling its interest in certain oil and gas properties, and borrowing funds from and issuing Common Stock to related and unrelated parties, as well as utilizing joint venture structures. If the Company is not successful in increasing its operating cash flows and the preceding financing methods are not available, the Company may not be able to sustain its operations and may need to seek alternative actions to preserve shareholder value.

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

In addition to its work on its existing wells and producing formations, the Company has initiated an investigation of its leasehold rights associated with the geologically deeper Eagle Ford Shale in South Texas. Once the Company has confirmed its deep rights underlying its existing producing properties it intends to explore alternatives (included joint venture and or/ sales opportunities) to exploit those leasehold rights.

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

During April 2012, the Company paid $50,000 in cash and issued of 158,290 shares of Common Stock in full satisfaction of a note due an affiliate of Carl A. Haessler, a Director at that time, as discussed in Note 6 of the Notes to Consolidated Financial Statements included in the 2012 Annual Report.

During May 2012, Carl Haessler, a Director at that time, elected to convert 10,000 shares of Series B 8% Cumulative Convertible Preferred Stock into 80,000 shares of Common Stock at the conversion rate of $1.25 per share of Common Stock. Also, Mr. Haessler accepted 73,854 shares of Common Stock as satisfaction for any and all dividends due him ($92,318 of which $88,319 were accrued) in respect to his direct holdings of 30,000 shares of Series B 8% Cumulative Convertible Preferred Stock through the date of the conversion of 10,000 of such shares. See Note 7 of the Notes to Consolidated Financial Statements included in the 2012 Annual Report.

On August 23, 2012, the Company, entered into an agreement with Michael D. Parrish to become the Chief Executive Officer and a director of the Board of Directors of the Company. The initial term of Mr. Parrish’s employment was effective as of May 18, 2012. In November 2012, the employment contract with Mr. Parrish was renewed. Such contract was orally amended in December 2012 to reflect a change in base salary. Effective March 25, 2013, the Company granted (i) 600,000 shares of common stock and (ii) and an option for the purchase of 1.2 million shares of common stock to Mr. Parrish (see Note 8). Pursuant to a section contained in the 2013 SPA, Mr. Parrish’s Employment Contract has been extended through March 31, 2014.

The Company shall use the proceeds from the transaction with FEI and DTE (discussed below) in an effort to establish additional profitable revenue generating activities. The Company is implementing its plan and creating sales, marketing, and distribution programs. The Company has employed a Vice President of Sales and intends to use internal and external resources to focus on mineral sales. In anticipation of increased sales, the Company’s plans include handling, storage and transportation modifications for the mineral properties. Also, the Company plans to continue its workover operations and other activities in certain of its Texas and West Virginia oil and gas properties to enhance its existing revenue stream and profitability.

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

In connection with the SPA the Company entered into an Exclusive Sales Agency and Marketing Agreement with FEI (“Marketing Agreement”). The Marketing Agreement grants to FEI the right to act as the Company’s exclusive marketing and sales agent for natural resources products produced, mined and/or sold by the Company, excluding the Company’s ZeoSure products (see Note 4), in Asia excluding the nation of India. As of June 30, 2013, the Company and FEI are actively seeking to aggregate certain petroleum products and coal supplies owned by others for export to identified buyers in Asia. The completion of these identified transactions is contingent on the finalization of financial and supply arrangements.

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

The SPA contains provisions that restrict the use of the $1.5 million received by the Company as follows:

	Initial Restriction per the SPA	Restricted cash at June 30, 2013
Forbearance Agreements, Novinskie Agreement and Blackstone Agreement	$350,000	$15,000
Marketing Agreement payments to FEI	120,000	90,000
Other marketing and sales activities	360,000	323,020
Transaction closing costs and related	80,000	13,383
Oil and gas properties activities	75,000	35,000
Mineral properties activities	50,000	50,000
Future general and administrative expenses	345,000	258,554
Other costs and expenses	120,000	112,641
Total	$1,500,000	$897,598

2013 Private Placement

Commencing in January 2013, the Company offered a private placement under the provisions of Regulation D promulgated under the Securities Act of 1933, as amended (the “2013 Private Placement”). The 2013 Private Placement consists of up to five hundred thousand dollars ($500,000) for the issuance of up to 5 million shares of Common Stock at $0.10 per share and warrants to purchase up to 2 million shares of Common Stock at an exercise price of $0.50 per share. The warrants expire on January 16, 2018. The Company will utilize the proceeds of this private placement for general working capital purposes. At June 30, 2013, the Company had received cash totaling $370,000 for the sale of 3.7 million shares of Common Stock and warrants to purchase 1.48 million shares of Common Stock.

Convertible Note Payable to Dov Amir

On May 3, 2013, the Company paid cash of $70,000 and issued 498,000 shares of Common Stock in full satisfaction of all amounts due Amir pursuant to the note. The Company determined the value of the cash and shares of Common Stock (at $0.17 per share) to be $154,660. The if-converted value of the Convertible Note Payable on such date was $183,051. Accordingly, the Company recognized $95,802 as gain on debt forgiveness as a result of such full satisfaction of the note.

Certain Debt and Other Obligations

As of June 30, 2013, the Company and certain of its subsidiaries were in default of various obligations and certain debt obligations classified as current liabilities in the accompanying balance sheet as set forth in the following table:

Such defaulted obligations at June 30, 2013 include the following:

Amounts included in accounts payable:
Consulting services and interest due a licensor	$25,009
EV&T – fees, expenses and accrued interest (subject to forbearance agreement)	195,424
CAMI notes payable and accrued interest:
Subject to forbearance agreements	821,694
Not subject to forbearance agreements	31,856
EV&T note and interest (subject to forbearance agreement)	1,166,958
Note payable to related party and interest thereon (subject to forbearance agreement)	68,793
7.25% Convertible Debentures due a related party (subject to forbearance agreement)	45,867
Note payable to former related party and interest thereon (subject to forbearance agreement)	19,249
Amounts included in accrued compensation expense:
Subject to forbearance agreements	588,468
Not subject to forbearance agreements	50,261
Total	$3,013,579

See Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements regarding the cumulative dividends in arrears of $2,015,017 at June 30, 2013, applicable to the Series B 8% Cumulative Convertible Preferred Stock.

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

Since hiring its Vice President of Sales, the Company has increased its efforts to develop and expand viable markets for zeolite based products. In general these potential markets are based on the results of prior testing efforts. As such, the Company has begun to introduce an absorbent product, Cite-Clean for use in minimizing unintended industrial discharges and a natural product additive for municipal compost producer to control odors and enhance the eventual nutrient uptake by plants in agricultural and horticultural applications.

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

On July 3, 2012, CAMI entered into an operating agreement for ZeoSure LLC (“ZLLC”) as one of ZLLC’s two managing members. ZLLC was formed for the purpose of developing human consumption products including but not limited to detoxification and digestive supplements and human consumable products utilizing CAPI’S Clinoptilolite zeolite mineral focusing on markets throughout the world with a primary emphasis on markets in the United States and Asia. CAMI and SafeHatch LLC, an entity controlled by an individual previously affiliated with the Musser Group, are the managing members and each owns 47.5% of ZLLC. The remaining 5% of ZLLC is owned by the Musser Group. The members of ZLLC intend to seek initial capital of $1 million from third parties and enter into product marketing and distribution agreements with participants active within the dietary supplements market in the next few months. The operating agreement has not been ratified by the Audit Committee of the Board of Directors of the Company. Other than seeking initial capital and attempting to identify viable product marketing and distribution partners, ZLLC had no activity through June 30, 2013.

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

During the quarter ended June 30, 2013, third party interest in the Sierra Kaolin Project has increased. Management of the Company believes the market for fillers and coatings (the historical primary uses for Kaolin products) have begun to recover, while the interest in Meta-Kaolin products in the Southwestern United States has continued to increase. This later market is of particular interest to the Company because test data indicates that its Sierra Kaolin mineral has specific physical and chemical properties that support its use in the application. TPA as the project’s manager is aggressively pursuing these commercialization opportunities.

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

We have various contractual obligations that are appropriately recorded as liabilities in our consolidated financial statements. Certain other items are not recognized as liabilities in our consolidated financial statements. Examples of items not recognized as liabilities in our consolidated financial statements are commitments to purchase goods and services that have not yet been received or rendered, respectively, as of June 30, 2013, and future minimum lease payments for the use of property and equipment under operating lease agreements.

Certain contractual obligations classified as noncurrent liabilities in the consolidated balance sheet as of June 30, 2013 include accrued bonus expense ($1,373,831) and Series B 8% Cumulative Convertible Preferred Stock Dividends accrued ($1,826,239). See Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements regarding the cumulative dividends in arrears of $2,015,017 at June 30, 2013, applicable to the Series B 8% Cumulative Convertible Preferred Stock.

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

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Code of Ethics

The Board of Directors of the Company has adopted a Code of Ethics (see Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007) for all of the Company's employees, officers and Directors. Each officer and Director of the Company annually affirms that he has read the Company’s Code of Ethics and agrees to be bound thereby.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Two law suits have been filed in Burleson County, Texas, against the Company, one in July 2012 and the other in October, 2012, by certain owners of royalty interests in oil and gas wells operated by WRC for, among other things, an accounting of expense and revenues for certain wells and/or production units in which their leases are included. The plaintiffs also alleged that WRC has failed to fully develop their leases. The applicable leases are held by production by inclusion in a production unit or units and are fully developed. WRC, through its Texas counsel, has filed a general denial of the claim. A preliminary hearing is scheduled for October 11, 2013.

In August 2012, a surface owner in certain property on which a natural gas gathering system right-of-way is owned by a subsidiary of the Company (“DRIOP”) commenced an action against DRIOP in the Circuit Court of Randolph County, West Virginia, alleging interference with access by such surface owner to and from certain property. DRIOP, through its West Virginia counsel, has filed a general denial of the claim. Management of the Company contemplates a settlement of the litigation within the next 60 days.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Independent Directors Stock Option Plan

On December 27, 2012, David A Grady, a Director of the Company at that date, was granted an option to purchase 200,000 shares of stock at an exercise price of $0.06 per share under the Company’s Non-qualified Independent Director Stock Option Plan (“Plan”). The option is exercisable through December 2017. The option vests 50% in December 2013 and 25% in each of December 2014 and 2015. At the Company’s Annual Meeting of Shareholders in June 2013, Mr. Grady was not re-elected to serve as a Director; accordingly, the option expired unexercised in accordance with the terms of the Plan.

CAMI Debt

Under the terms of the agreement dated March 25, 2013, with Alice Haessler, Mrs. Haessler received $20,000 in cash and 50,000 shares of Common Stock in full settlement of the obligation owed to Alice Haessler.

2013 Private Placement

As of June 30, 2013, the Company has received cash totaling $370,000 for the sale of 3.7 million shares of Common Stock and warrants to purchase 1.48 million shares of Common Stock. See Part II, Item 5.

FEI/DTE Stock Purchase Agreement

On March 25, 2013, the Company sold 15,000,000 shares of Common Stock and issued warrants to purchase up to 18,000,000 shares of Common Stock to FEI and DTE (“FEI/DTE Warrants”) for $1,500,000. The FEI/DTE Warrants have a term of five (5) years (“Term”) and may be exercised at a price of $0.20 per share (“Exercise Price”). In the third through fifth years of the Term, the Exercise Price may be satisfied by exchanging Common Stock at the current market price. The FEI/DTE Warrants may be exercised in whole or in part at any time during the Term.

Option and Grant to Chief Executive Officer (“CEO”)

Effective March 25, 2013, the Company granted (i) 600,000 shares of common stock and (ii) and an option for the purchase of 1.2 million shares of common stock to Michael Parrish, CEO of the Company. The 600,000 shares are issuable at the rate of 100,000 shares at the end of each of the nine months commencing April 30, 2013. Also, effective March 25, 2013, the Company granted an option for the purchase of 1.2 million shares of Common Stock to Mr. Parrish at an exercise price of $0.14 per share. The option is exercisable through May 21, 2014 and vests 50% on each of May 21, 2013 and 2014.

Convertible Note Payable to Dov Amir

On May 3, 2013, the Company paid cash of $70,000 and issued 498,000 shares of Common Stock in full satisfaction of all amounts due Amir pursuant to the note. The Company determined the value of the cash and shares of Common Stock (at $0.17 per share) to be $154,660.

Option and Grant to Vice President of Sales

Effective May 8, 2013, the Company granted an option for the purchase of 50,000 shares of common stock to Joseph Sverapa, Vice President of Sales, at an exercise price of $0.18 per share. The option is exercisable through May 2018. The option vests 50% in May 2014 and 25% in each of May 2015 and 2016. The fair value of the option was determined to be $8,878 using the Black-Scholes valuation model.

Issuer Purchases of Equity Securities

The Company does not have a stock purchase program for its equity securities.

Item 3. Defaults Upon Senior Securities.

a)	The Company is in default of certain obligations as discussed in Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements.
b)	The arrearage in respect to dividends on Series B Preferred Stock totals $2,015,017 at June 30, 2013.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Current Reports on Form 8-K (filed during the current quarter)

The Registrant hereby incorporates by reference the Registrant’s Current Report on Form 8-K dated May 1, 2013, filed on May 8, 2013.

The Registrant hereby incorporates by reference the Registrant’s two Current Reports on Forms 8-K dated May 6, 2013, filed on May 8, 2013.

The Registrant hereby incorporates by reference the Registrant’s Current Report on Form 8-K dated June 3, 2013, filed on June 7, 2013.

The Registrant hereby incorporates by reference the Registrant’s Current Report on Forms 8-K dated June 20, 2013, filed on June 25, 2013.

2013 Private Placement

Commencing in January 2013, the Company offered a private placement under the provisions of Regulation D promulgated under the Securities Act of 1933, as amended (the “2013 Private Placement”). The 2013 Private Placement consists of up to five hundred thousand dollars ($500,000) for the issuance of up to 5 million shares of Common Stock at $0.10 per share and warrants to purchase up to 2 million shares of Common Stock at an exercise price of $0.50 per share. The warrants expire on January 16, 2018. The Company will utilize the proceeds of this private placement for general working capital purposes. As of June 30, 2013, the Company has received cash totaling $370,000 for the sale of 3.7 million shares of Common Stock and warrants to purchase 1.48 million shares of Common Stock.

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

Parrish - In November 2012, the Employment Contract with Michael D. Parrish was renewed. Such contract was orally amended in December 2012 to reflect a change in base salary. Effective March 25, 2013, the Company granted (i) 600,000 shares of common stock and (ii) and an option for the purchase of 1.2 million shares of common stock to Mr. Parrish. Pursuant to a section contained in the 2013 SPA, Mr. Parrish’s Employment Contract has been extended through March 31, 2014. Also see Item 2 of Part II.

Item 6. Exhibits.

Exhibit Number	Description	Located At
3.8	Certificate of Amendment to Articles of Incorporation effective June 20, 2013 (increases authorized common shares to 150 million)	Filed Herewith
10.27	Stock Purchase Agreement with Far East Investments, LLC and DTE Investment Ltd. and DTE dated March 25, 2013	Incorporated by reference to Exhibit 10.27 to Registrant’s Current Report on Form 8-K dated March 25, 2013, filed on March 27, 2013
10.28	First Amendment to Employment Agreement by and between Gary J. Novinskie and Daleco Resources Corporation dated March 15, 2013	Incorporated by reference to Exhibit 10.28 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on May 20, 2013
10.29	Second Amendment to Employment Agreement by and between Richard W. Blackstone and Daleco Resources Corporation dated March 15, 2013	Incorporated by reference to Exhibit 10.29 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on May 20, 2013
10.30	Amended and Restated Agreement of Settlement dated June 25, 2013, between the Company and Dov Amir	Filed Herewith
10.31	Amended and Restated Non-qualified Independent Director Stock Option Plan Approved by the Shareholders at the Annual Meeting on June 20, 2013 (supersedes and replaces Exhibit 10.21 in its entirety)	Filed Herewith
31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

The Registrant incorporates by reference its Exhibit List as attached to its Annual Report on Form 10-K for the fiscal year ended September 30, 2012, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DALECO RESOURCES CORPORATION
(Registrant)

Dated: August 19, 2013	/s/ MICHAEL D. PARRISH
Michael D. Parrish
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 19, 2013	/s/ GARY J. NOVINSKIE
Gary J. Novinskie
President, Chief Financial Officer and Director
(Principal Financial Officer)

-41-