Form 10-K
period 2013-09-30
DALECO RESOURCES CORP
filed 2014-02-18
CIK 746967

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
 THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

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

Common Stock, Par Value $.01
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates on March 31, 2013, was approximately $7,900,000. This amount is based on the average bid and asked price of the Registrant’s common stock on the Over the Counter Markets ("OTCQB") on that date. Shares of common stock beneficially held by executive officers and directors of the Registrant are not included in the computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

72,468,458 shares of common stock, $0.01 par value, were outstanding on December 31, 2013.

DOCUMENTS INCORPORATED BY REFERENCE - None.

DALECO RESOURCES CORPORATION

FORM 10-K
FOR THE YEAR ENDED SEPTEMBER 30, 2013

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

These forward-looking statements are subject to numerous assumptions, risks, and uncertainties. Factors that may cause our actual results, performance, or achievements to be materially different from those anticipated in forward-looking statements include, among others, the following:

•	adverse economic conditions in the United States and globally;
•	difficult and adverse conditions in the domestic and global capital and credit markets;
•	domestic and global demand for oil and natural gas and non-metallic minerals;
•	volatility of the market prices for crude oil and natural gas and non-metallic minerals;
•	the effects of government regulation, permitting, and other legal requirements;
•	the geologic quality of our properties with regard to, among other things, the existence of non-metallic minerals and hydrocarbons in economic quantities;
•	uncertainties about the estimates of our oil and natural gas reserves and our non-metallic mineral resources;
•	our ability to increase our production and oil and natural gas income and non-metallic mineral sales through exploration and development;
•	our ability to successfully apply horizontal drilling techniques and tertiary recovery methods;
•	the number of well locations to be drilled, the cost to drill, and the time frame within which they will be drilled;
•	the effects of adverse weather on operations;
•	drilling and operating risks;
•	the availability of equipment, such as drilling rigs, transportation pipelines and mining equipment;
•	changes in our oil and gas drilling and minerals development plans and related budgets;
•	the adequacy of our capital resources and liquidity including, but not limited to, access to additional borrowing capacity;
•	uncertainties associated with environmental matters and permitting and other regulations affecting our operations and planned activities; and
•	uncertainties associated with our legal proceedings and their outcome.

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

PART I

Item 1. Business.

General

Daleco Resources Corporation (“DRC”) is a Nevada corporation (organized in Nevada in 2002). DRC’s Articles provide for, among other things, authorized capital stock of 150 million shares of common stock and 20 million shares of preferred stock. By vote of the shareholders at DRC’s annual meeting on June 20, 2013, DRC’s authorized shares of common stock were increased to 150 million shares from 100 million shares. The Company's (as that term is defined below) segments consist of two separate categories: oil and natural gas and non-metallic minerals. DRC is a holding company whose subsidiaries are engaged in: (i) the exploration, development and production of oil and gas; (ii) the exploration for naturally occurring minerals; (iii) the production of such minerals; and (iv) the marketing and sales of such minerals. DRC’s wholly-owned subsidiaries include: Westlands Resources Corporation (“WRC”); Deven Resources, Inc. (“DRI”); DRI Operating Company, Inc. (“DRIOP”); Tri-Coastal Energy, Inc. (“TCEI”); Clean Age Minerals, Inc. (“CAMI”); CA Properties, Inc. (“CAPI”); International Aggregation and Trading Company, LLC (“IATC”); Sustainable Forest Industries, Inc. (“SFI”); and The Natural Resources Exchange, Inc. (“NREX”) (hereinafter, DRC, WRC, DRI, DRIOP, TCEI, CAMI, CAPI, IATC, SFI and NREC are sometimes collectively referred to as the “Company”). IATC, TCEI, SFI and NREX are inactive.

All of the Company’s oil and gas properties are located onshore within the continental United States of America. The Company, through its wholly-owned subsidiaries, WRC, DRIOP and DRI, owns and operates oil and gas properties located in Pennsylvania, Texas and West Virginia. The Company owns overriding royalty interests in (i) two wells in Pennsylvania and (ii) one well in Texas. The Company does not own working interests in the two wells located in Pennsylvania that it operates.

The Company does not refine any crude oil or market, at retail, any oil or petroleum products. The Company does not own any drilling rigs. All of its drilling activities are performed by independent drilling contractors.

DRI is the managing general partner of Deerlick Royalty Partners I, a Pennsylvania general partnership, which owns overriding royalty interests in seventy wells in the Deerlick Coalbed Methane Field located in Tuscaloosa County, Alabama. DRI is also the sole shareholder of DRIOP which operates wells and has oil and gas interests in West Virginia and Pennsylvania.

As of September 30, 2013, the Company owned working interests in 28 wells in Texas and West Virginia. Throughout the twelve month period beginning October 1, 2012 and ending September 30, 2013 (“2013”), the Company has experienced an average increase of 3% in the unit of production weighted average sales price it received for its oil and natural gas products as compared to the twelve month period beginning October 1, 2011 and ending September 30, 2012 (“2012”).

CAMI, through its wholly-owned subsidiary, CAPI (hereinafter CAMI and CAPI are sometimes collectively referred to as “CAM”), owns a fee title interest, leasehold interest and Federal Placer and Lode mining claims containing non-metallic and other minerals in Texas, New Mexico and Utah. CAM is presently engaged in the exploration for such minerals. CAM intends to mine the minerals through the use of contract miners and arrangements with its joint venture partner.

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

During 2013, the Company filed several provisional patents relating to the use of its CA Series engineered products in various novel systems and processes.  Specifically, the provisional patents relate to a system and method for applying a zeolitic material useful for converting a contaminated waste material that is environmentally unacceptable, to a relatively harmless substance which is environmentally acceptable, and, more particularly, applying a material with an effective amount of zeolite for treating waste water.  Additional processes include utilizing similar system designs in acid mine drainage, animal feed, agriculture, aquaculture, and other industrial purposes.

FEI/DTE Stock Purchase Agreement

On March 25, 2013, the Company finalized a Stock Purchase Agreement (“SPA”) with Far East Investments, LLC, a California limited liability company (“FEI”) and DTE Investment Ltd., a British Virgin Island company (“DTE”) (hereinafter FEI and DTE are sometimes collectively referred to as the “Investors” and individually as an “Investor”). The Investors paid the Company $1.5 million for 15 million shares of the Company’s common stock, par value $.01 (“Common Stock”) and warrants for the purchase of up to a total of 18 million shares of Common Stock to the Investors (“FEI/DTE Warrants”). The FEI/DTE Warrants have a term of five (5) years (“Term”) and may be exercised at a price of $0.20 per share (“Exercise Price”). In the third through fifth years of the Term, the Exercise Price may be satisfied by exchanging Common Stock at the current market price. The FEI/DTE Warrants may be exercised in whole or in part at any time during the Term. See Note 9.

Under the SPA for so long as the Investors retain 51% or more of the Common Stock issued under the SPA (7,650,000 shares), the Investors are entitled to request that the Company nominate for election, by the shareholders of the Company at the Company’s annual meeting of shareholders, two persons suitable to serve as directors of the Company.

A provision of the Agreement requires that the Company shall not make any public announcement or statement concerning the Agreement other than that which the Company is required to disclose on Form 8-K and other required filings with the Securities and Exchange Commission. See Exhibit 10.27. The Company, consistent with its obligations under the securities laws, is required to seek confidential treatment of the information set forth in the Annex and Exhibits to the SPA.

OIL AND NATURAL GAS

Beginning at page 110 of this report, a glossary of oil and natural gas terms used throughout this report is included. See Item 8 of Part II for additional information relating to the oil and natural gas activities of the Company.

Recent Significant Activity

Texas Railroad Commission Enforcement Action

In September 2013, WRC received an enforcement action from the Texas Railroad Commission (“RRC”). Due to the enforcement action, the renewal of WRC’s operator's permit was suspended until such action is resolved.  Certain of WRC’s operated wells continue to pump and oil is stored oil in production tanks. Certain of WRC’s operated wells are not producing as the respective production tanks have reached their capacity limitations. WRC is not permitted to sell oil until its operator’s permit is renewed.  As such, the Company's consolidated revenues for the first quarter of 2014 will be significantly lower than the first quarter of 2013. Depending on the timing of the resolution of the renewal of such permit, the Company's consolidated revenues for the second quarter of 2014 may also be higher or lower than the second quarter of 2013.  Management of the company anticipates the renewal of the operator’s permit to be completed during the second quarter of 2014; however there can be no assurances as to when the renewal of WRC’s operator’s permit will be approved by the RRC and when the sales of oil from WRC’s operated properties will resume.

Asset Purchase and Sale Agreement

On October 6, 2013, the Company entered into an Asset Purchase and Sale Agreement (“APA”) pursuant to which the Company agreed to sell its interest in certain oil and natural gas leasehold deep rights for certain properties located in Burleson County, Texas (“Properties”), for cash, subject to adjustment as to any title defect that is not cured within the timeframe permitted by such agreement. On November 5, 2013, the closing date was delayed from November 6, 2013, to December 6, 2013, in accordance with the APA to allow the Company to address title issues raised by the buyer on November 1, 2013. A First Amendment to the APA was entered into on December 5, 2013, extending the “Delayed Closing Date” until December 17, 2013. On December 17, 2013, the parties closed on the sale of 280 net acres attributable to the Company’s interest in the Properties covered by this portion of the transaction. The Company received $448,038 at the closing and will recognize gain in the amount of proceeds when received. The oil and natural gas leasehold deep rights that were sold were undeveloped, and as such not income-producing to the Company. On December 16, 2013, a Second Amendment to the APA was entered into by the Company and the Buyer to extend the Delayed Closing Date to January 16, 2014, as to certain Properties to allow the parties to continue to address the Buyer’s concerns about certain issues with the remaining Properties that did not close on December 17, 2013. On January 13, 2014, a Third Amendment to the APA was entered into by the Company and the Buyer to extend the Delayed Closing Date to February 17, 2014.

Property Acquisition and Disposition

During 2013, the Company did not acquire any oil and gas properties or drilling prospects. During 2012, the Company acquired certain working interests in its operated properties in Texas. During 2012, the Company sold certain oil and natural gas leasehold deep rights in Pennsylvania for cash of $898,335. The oil and natural gas leasehold deep rights that were sold were undeveloped, and as such not income-producing to the Company. Within the oil and gas sector, the Company faces competition from entities possessing substantially larger financial resources and staffs. The demand for domestically produced oil and natural gas should remain at the current levels in the foreseeable future especially in light of worldwide demand, the turmoil in the Middle East, decreased production from Central America and political instability in South America. Domestic and increasing world demands, especially in the Pacific Basin, for crude oil and natural gas will continue to increase.

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

The Company continues to focus on: (i) identifying niche acquisition and developmental opportunities within the oil and gas sector that can be economically exploited, and (ii) identifying third parties who will, either individually or in conjunction with the Company, develop certain of the Company’s leasehold interests.

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

Customers

The following table identifies the Company’s customers who purchased in excess of five percent (5%) of the Company’s oil and natural gas during 2013:

Name and Location of Purchaser		Percentage
GulfMark Energy, Inc.	Houston, Texas	53%
ETC Texas Pipeline, Ltd.(1)	San Antonio, Texas	24%
Sheridan Production Company LLC	Houston, Texas	13%
Volunteer Energy Services, Inc.	Pickerington, Ohio	7%

(1)
The Company’s production of natural gas from its operated wells in the Giddings Field, Texas, is sold to ETC Texas Pipeline, Ltd. pursuant to a long standing contract expiring January 31, 2015, with an annual renewal provision which covers a number of the Company’s Texas leases. Subject to various conditions, ETC has agreed to buy all of the Company’s natural gas produced from the Giddings Field. The Company receives eighty percent (80%) of the weighted average monthly sales price for liquid products extracted from natural gas delivered to ETC and eighty percent (80%) of the resale prices for dry residual gas. Prices received by the Company are subject to deductions for taxes, compression and similar charges.

The Company does not believe that the loss of any one of these customers would have a material adverse effect upon the Company’s revenues since there are numerous purchasers of oil and natural gas in the areas in which the Company operates.

Production

Substantially all the Company’s production of oil and natural gas in Texas is attributable to the Giddings Field located in the Austin Chalk Trend (see Item 2 – Properties) which represented 79% and 72% of total oil and gas production on an MCFE basis for 2013 and 2012, respectively. All the Company’s production of natural gas in West Virginia is attributable to the Oriskany formation of the Appalachian Basin’s Upper Devonian Section which represented 21% and 28% of total oil and natural gas production on an MCFE basis for 2013 and 2012, respectively.

The following table summarizes the Company’s net oil and natural gas production for the fiscal periods indicated, shown in barrels (“Bbls”) and, thousand cubic feet (“Mcf”):

	2013	2012
Texas:
Oil (Bbls)	2,575	2,112
Gas (Mcf)	23,606	21,281
Average Bbls/day	7	6
Average Mcf/day	65	58
Pennsylvania:
Gas (Mcf)	252	192
Average Mcf/day	1	1
West Virginia:
Gas (Mcf)	10,322	12,931
Average Mcf/day	28	36
TOTALS:
Oil (Bbls)	2,575	2,112
Gas (Mcf)	34,180	34,404
Average Bbls/day	7	6
Average Mcf/day	94	96

The following table summarizes the average sales price per barrel of oil, the average sales price per Mcf of natural gas and average sales price and production costs per Mcfe for the fiscal periods indicated. In determining the prices received by the Company, the revenues are attributed to the Company’s net revenue interests. Production costs incurred by the Company include expenses of operation attributable to the Company’s working interests.
	2013	2012
Texas
Average Sales Price Per Bbl	$95.58	$95.67
Average Sales Price Per Mcf	$5.08	$6.08
Pennsylvania
Average Sales Price Per Mcf	$3.58	$3.17
West Virginia
Average Sales Price Per Mcf	$3.60	$3.26
Combined Properties
Average Sales Price Per Bbl	$95.58	$95.67
Average Sales Price Per Mcf	$4.63	$4.98
Average Sales Price Per Mcfe	$8.14	$7.93
Average Production Costs per Mcfe	$4.79	$3.87

Wells and Acreage

The Company owns no Undeveloped Acreage at September 30, 2013 and 2012. Certain of the Developed Acreage owned by the Company are limited as to depths and/or formations. The following table sets forth certain information that is the same as of September 30, 2013 and 2012:

Well Count	Gross Wells	Net Wells
Texas	26	12.26
West Virginia	2	0.46
Total	28	12.72

Developed Acreage	Gross Acres	Net Acres
Texas	5,069	2,365
Pennsylvania	382	382
West Virginia	1,777	432
Total	7,228	3,179

Drilling Activity

The Company did not participate in the drilling of any exploratory or development wells in 2013 or 2012. Such information should not be considered indicative of future performance or prospects of the Company. There is no necessary correlation between the number of producing wells, whether developmental or exploratory, completed during any period and the aggregate reserves or future net income generated.

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

Proved reserve estimates for the Company’s properties as of September 30, 2013 and 2012 were taken from reserve reports dated December 31, 2013 and January 7, 2013, respectively, prepared by Hall Energy, Inc. of Magnetic Springs, Ohio, with the figures utilizing constant product prices in accordance with reporting requirements. Hall Energy, Inc. is an independent petroleum engineering concern with an emphasis in the Appalachian and Ohio Basins. All of the reserves are located on-shore within the United States.

The following table sets forth the net proved developed reserves of the Company as of September 30, 2013 and 2012:

	September 30
	2013	2012
Net Proved Developed Reserves:
Oil (Bbls)
Texas	21,958	26,736
Gas (Mcf)
Texas	157,955	151,605
Alabama	15,397	105,141
Pennsylvania	1,172	599
West Virginia	122,465	177,036
Total	296,989	434,381
Mcfe
Texas	289,703	312,021
Alabama	15,397	105,141
Pennsylvania	1,172	599
West Virginia	122,465	177,036
Total	428,737	594,797

Substantially all the Company’s proved reserves in Texas are attributable to the Giddings Field located in the Austin Chalk Trend (see Item 2 – Properties) which represented 68% and 52% of total net proved developed reserves on an MCFE basis at September 30, 2013 and 2012, respectively. All the Company’s proved reserves in West Virginia are attributable to the Oriskany formation of the Appalachian Basin’s Upper Devonian Section which represented 28% and 30% of total net proved developed reserves on an MCFE basis at September 30, 2013 and 2012, respectively. All the Company’s proved reserves in Alabama are attributable to the Deerlick Coalbed Methane Field located in Tuscaloosa County, Alabama, which represented 4% and 18% of total net proved developed reserves on an MCFE basis at September 30, 2013 and 2012, respectively.

The Company has identified fifteen (15) potential development and redevelopment opportunities associated with its existing leasehold acreage in the Giddings Field located in the Austin Chalk Trend. The Company believes that the potential for the development of such locations will occur within the next few years as a result of renewed interest in the area of its properties. The prevailing oil price and the development of properties in “resource plays” in the area of the Company’s acreage are major factors contributing to such interest. At September 30, 2013, the Company has assigned probable and possible reserves to the fifteen (15) potential developmental locations.

Estimated Future Net Revenues and Present Worth

Estimated future net revenues of the Company’s proved net oil and gas reserves at the date indicated and the present worth thereof employing a ten percent (10%) discount factor is set forth in the following tabulation:

	September 30
	2013	2012
Future Net Revenues:
Proved Developed Oil and Gas Reserves	$1,919,319	$2,669,449
Proved Undeveloped Oil and Gas Reserves	-	-
Total Proved Oil and Gas Reserves	$1,919,319	$2,669,449
Present Worth:
Proved Developed Oil and Gas Reserves	$1,361,002	$1,792,312
Proved Undeveloped Oil and Gas Reserves	-	-
Total Proved Oil and Gas Reserves	$1,361,002	$1,792,312

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

The present values shown above should not be construed as the current market value of the estimated oil and gas reserves attributable to the Company’s properties. In accordance with applicable requirements of the Securities and Exchange Commission, the estimated discounted future net revenues from proved reserves are based, generally, on prices and costs as of the date of the estimate, whereas actual future prices and costs may be materially higher or lower. Actual future net revenues also will be affected by factors such as actual production, supply and demand for oil and gas, curtailments or increases in consumption by gas purchasers, changes in governmental regulations or taxation, the impact of inflation on operating costs, general and administrative costs and interest expense. Estimated future production is priced at the average price received for 2013 for the amounts at September 30, 2013 and the average price received for 2012 for amounts at September 30, 2012. The method of calculating the estimated product prices is in accordance with the reserve estimation and disclosure requirements of ASC Topic 932, Extractive Industries – Oil and Gas which the Company adopted on September 30, 2010. The timing of actual future net revenues from proved reserves, and thus their actual present value, will be affected by the timing of the incurrence of expenses in connection with development of oil and gas properties. In addition, the ten percent (10%) discount factor, which is required by the Commission to be used to calculate discounted future net revenues for reporting purposes, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the oil and gas industry. Discounted future net revenues, no matter what discount rate is used, are materially affected by assumptions as to the timing of future production and future expenses which may and often do prove to be inaccurate.

Reserves Reported To Other Agencies

No estimates of total, proved net oil and gas reserves have been filed with or included in reports to any Federal authority or agency, other than estimates filed with the Securities and Exchange Commission during 2013 and 2012.

NON-METALLIC MINERALS

Beginning at page 113 of this report, a glossary of minerals and mining terms used throughout this report is included. See Item 8 of Part II for additional information relating to the minerals activities of the Company.

Recent Significant Activity

During September 2013, the company produced saleable minerals from its zeolite mineral deposit in Texas (“Texas Zeolite”). The Company shipped 105 tons of zeolite from its Texas property to a processing and fulfillment facility in Pennsylvania. A portion of such material required additional processing and such processing was completed in October 2013. Backlog orders approximated $2,000 as of September 30, 2013. Sales of the processed and unprocessed product to identified customers commenced in October 2013. On December 16, 2013, the Company entered into an agreement for the purchase of extraction and crushing equipment of its contract operator of the property for $300,000. On January 16, 2014, the Company borrowed $250,000 from an unrelated party to fund the major portion of the purchase price and closed on the purchase of such equipment. The Company believes the capacity of such equipment is appropriate for anticipated extraction and crushing activities for the next three years. Depending on the level of sales activity, the Company may need to acquire or lease additional equipment. The Company has engaged a contract operator of such equipment and anticipates the commencement of larger-scale extraction activities to commence. The Company has also contracted certain micro-processing capabilities to prepare certain samples and test material.

General

The mining and marketing of non-metallic industrial minerals is highly competitive; however, the Company believes that the locations and quality of its mineral deposits will benefit its future development and sales efforts. By definition, the Company is in the Development Stage in respect to its Texas Zeolite and is in the Exploration Stage in respect to its Sierra Kaolin mineral holdings in New Mexico (“Sierra Kaolin”) and its zeolite mineral holdings in Utah (“Utah Zeolite”). During 2012 and 2013, sales of non-metallic minerals did not account for 15 percent or more of the consolidated revenue of the Company. The business of this segment has not been, and it is not anticipated that it will be, seasonal.

In 2005, the Company contracted Denali Enterprises to review available technical data associated with the quantification of the mineral deposits in connection with the Company’s exploration efforts. Such review reaffirmed the existence of sufficient mineral deposits to continue with such efforts. The Company’s ability to explore and develop its mineral deposits is dependent on its success in bringing in strategic partners with experience in or a demand for specific minerals and raising capital through third parties. In June 2007, the Company and Tecumseh Professional Associates, Inc. (“TPA”) entered into a Restated Development and Operating Agreement in respect to the Sierra Kaolin. Under the Restated Development and Operating Agreement the Company and TPA continued the evaluation of the Sierra Kaolin (See “Kaolin” below). The Company has continued its independent evaluation of its zeolite properties. The Company continues to sell raw zeolite to third parties as animal feed supplement and for other uses, and market its zeolite based products such as its ReNuGen™, a product utilized in wastewater treatment applications. At September 30, 2013, the Company was and continues to be involved in discussions with one or more potential joint venture partners for the development and testing of additional zeolite based products and to provide capital for market introduction.

Mineral Extraction

The Company has not established large-scale production of any of its mineral deposits at September 30, 2013. See the “Recent Significant Activity” discussed above. The Texas Zeolite extraction is conducted by an independent contractor engaged by CAM. The contemplated Sierra Kaolin extraction activities are the responsibility of TPA pursuant to the Restated Development and Operating Agreement between TPA and the Company. No extraction activities have occurred as regards the Utah Zeolite. The Company does not conduct any direct extraction activities of its own. As such, the Company is subject to costs of independent contractors for the extraction, crushing or preparation of its minerals. Any independent contractor is required to comply with all Federal, state and local laws, regulations and ordinances for the conduct of operations, environmental protection and safety of operations.

Mineralized Materials

Set forth below are the total acres, acres evaluated and estimated quantities of Mineralized Materials associated with the gross acres evaluated for the Company’s kaolin claims in Sierra County, New Mexico, zeolite lease and fee acreage in Presidio County, Texas, and zeolite claims in Beaver County, Utah. These Mineralized Materials were evaluated and estimated by a Competent Person.

State	Mineral	Total Gross Acres	Gross Acres Evaluated	Gross Mineralized Materials (millions of tons)	Total Net Acres	Net Mineralized Materials (millions of tons)
New Mexico	Kaolin (1)	2,720	264	38.0	952	13.3
Texas	Zeolite	5,200	438	54.8	5,200	54.8
Utah	Zeolite	220	-	-	220	-

(1)
Pursuant to the Restated Development and Operating Agreement with TPA, (i) TPA shall earn 65 % of the net cash flow from the Sierra Kaolin operations in the event TPA develops the property, including the construction and funding of an appropriate processing facility and (ii) TPA shall be entitled to 50% of the sale proceeds in the event of a divestiture of the Sierra Kaolin property prior to its development by TPA.

Zeolite

Texas - Through September 30, 2013, the Company mined approximately 1,400 tons of material for the preparation of samples and test products and material for various environmental testing and waste purification projects; 105 tons have been sold or distributed as the Company’s trademarked ReNuGen™, a zeolite based, wastewater treatment product; and 200 tons were sold for use in certain agricultural oriented products.  The Company currently has approximately 115 tons available for product processing.

During fiscal 2006, the Company initiated a confirmation geologic field mapping project and commenced a resource definition program, as well as a core hole drilling and sampling program to delineate Mineralized Materials in sufficient quantities to support large scale mining operations. These efforts targeted 438 acres of the 5,200 acres held by the Company which are most likely to be subjected to initial development. During fiscal 2007, Krumrey Industrial Minerals, LLC, formerly known as KT Minerals, Inc. (“KIM”), completed the evaluation of the target area. KIM has identified 54.8 million tons of Mineralized Materials associated with the target area. At September 30, 2013, the Company is also exploring alternatives for the development and marketing of additional zeolite based products for introduction into the industrial and environmental markets. See “Recent Significant Activities” above.

Utah – As of September 30, 2013, the Company is not conducting any exploration activities on the Three Creek zeolite deposit.

Kaolin

The Company has 17 Federal Placer mining claims covering approximately 2,720 acres and 8 Lode claims covering approximately 160 acres covering a portion of its existing holdings. The Company has maintained all of its claims during fiscal 2013. Through September 30, 2013, the Company has not produced commercial quantities of its Sierra Kaolin. Sierra Kaolin was mined in previous years for testing by prospective customers.

Pursuant to the Restated Development and Operating Agreement with TPA, the pre-development evaluation program of the Company’s Sierra Kaolin claims was completed during fiscal 2010. This program focused on evaluating in detail approximately 173 acres (+/-7%) of the Company’s 2,720 acre mineral claim block which is most likely to be subjected to initial development. During fiscal 2008, KT Minerals, Inc. identified 38.0 million gross tons of Mineralized Materials based on a total of 53 verifiable drill holes representing 6,310 feet of subsurface material.

In 1965, twenty core holes were drilled which produced 3,087 feet of core samples. In 1976, 17 core holes were drilled which produced 1,784 feet of core samples. During fiscal 2005, 16 core holes were drilled on a 32 acre area from which 1,442 feet of subsurface material was recovered. During fiscal year 2006, this subsurface material was broken down into over 600 samples which were subjected to detailed testing at three different laboratories. The testing phase of the project included roughly 20,000 tests which now comprise an extensive Sierra Kaolin data base. This data base was then utilized by the consulting firm of Pincock, Allen & Holt to develop detailed geologic models of the Sierra Kaolin deposit test area. Based on this work, it was determined that this 32 acre core tested area contained approximately 1.4 million tons of gross Mineralized Materials.

KIM conducted a re-evaluation of the potential Kaolin Mineralized Materials associated with the project. The KIM re-evaluation considered the geologic and compositional data available from prior studies and incorporated the results of the mineral processing study completed by Ginn Mineral Technology, Inc. (“GMT”). Based on the GMT study, a greater percentage of the project’s in situ minerals may be processed into marketable material as compared to prior indications. In addition, KIM evaluated and expanded the study area outside of the 32 acres encompassed by the TPA coring program to include acreage penetrated by an additional 53 historical core holes from which verifiable data could be obtained. As a result, KIM evaluated approximately 264 acres of the project and identified approximately 38.0 million tons of gross Mineralized Materials.

TPA has proceeded with the next phases of the project which included: (i) further work to quantify Mineralized Materials; (ii) product identification and development; (iii) preparation of detail process flow sheets; and (iv) the establishment of equipment specifications, as well as marketing and capital requirements. In December 2009, the Sierra Kaolin Open Pit Clay Mine project cleared the regulatory review and the project’s definitive USDA Forest Service Plan of Operations was approved. This will facilitate the project moving to the next phase. These activities will continue in fiscal 2014.

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

On July 3, 2012, CAMI entered into an operating agreement for ZeoSure LLC (“ZLLC”) as one of ZLLC’s two managing members. ZLLC was formed for the purpose of developing human consumption products including but not limited to detoxification and digestive supplements and human consumable products utilizing CAPI’S Clinoptilolite zeolite mineral focusing on markets throughout the world with a primary emphasis on markets in the United States and Asia. CAMI and SafeHatch LLC, an entity controlled by an individual previously affiliated with the Musser Group, are the managing members and each owns 47.5% of ZLLC. The remaining 5% of ZLLC is owned by the Musser Group.  The members of ZLLC intend to seek initial capital of $1 million from third parties and enter into product marketing and distribution agreements with participants active within the dietary supplements market. The operating agreement has not been ratified by the Audit Committee of the Board of Directors of the Company. ZLLC is seeking initial capital and attempting to identify viable product marketing and distribution partners. The Company has contracted certain micro-processing capabilities to prepare certain samples and clinical trial test material for ZLLC.

On March 25, 2013, in connection with the SPA with FEI and DTE, the Company entered into an Exclusive Sales Agency and Marketing Agreement with FEI (the “FEI Marketing Agreement”). The FEI Marketing Agreement grants to FEI the right to act as the Company’s exclusive marketing and sales agent for natural resources products produced, mined and/or sold by the Company, excluding certain human consumption products, in Asia excluding the nation of India. The Company is required to pay a monthly fee of $10,000 to an affiliate of FEI for 18 months. Through September 30, 2013, no sales have occurred relating to the FEI Marketing Agreement.

During April 2013, the Company hired a Vice President of Sales. Management of the Company directs the activities pertaining to the Company’s zeolite minerals and participates in the decisions regarding the agreement with TPA in respect to the marketing of the Sierra Kaolin.

In October 2013, the Company entered into a distribution agreement with an independent party in respect to such party’s distribution of the Company’s zeolite material for industrial absorption applications in the states of Arizona, California, Oregon and Washington.

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

Mineral Interests

The Company’s activities are subject to Federal and state laws and regulations relating to environmental quality and pollution control, safety rules as prescribed by Occupational Safety and Health Administration, and the provisions of the 1872 Mining Law and the 1976 Federal Land Policy Management Act. At present, the Company does not intend to engage in mining activities on its own. The Company intends to retain, and has to date retained, the services of outside contractors to carry out such activities. The Company believes that such practices may result in substantial savings in the future. The Company’s Sierra Kaolin and Utah Zeolite are on Federal lands. As such, the Company must also comply with the rules and regulations imposed for the development of Federal mining claims. The Texas Zeolite is on fee and leased acreage and is subject to Federal and state laws and regulations governing open pit extraction.

Transportation

Oil and Gas

All of the Company’s oil is shipped via the tank trucks of the respective purchasers. Currently the majority of the Company’s natural gas is sold to interstate carriers. The Company moves its gas to the interstate carriers over a gathering system owned by the Company or joint venture partners in the Company's wells. The Company has experienced no difficulty in moving or selling its gas. The Company is not a regulated interstate/intrastate carrier of natural gas and as such it is not a regulated pipeline under the National Gas Policy Act of 1983, the National Gas Act of 1938 or as a common carrier by applicable state agencies.

Mineral Interests

All of the Company’s mineral deposits are serviced by all-weather paved or unpaved roads. The Texas Zeolite property is adjacent to a railroad line that can be utilized to transport minerals to market. The Utah Zeolite and Sierra Kaolin deposits also have access to rail lines but will require over-land transport prior to rail transport.

Partnerships

DRI sponsored Deerlick Royalty Partners I (“DRP”) which was formed in April 1993. As the managing general partner, DRI is subject to full liability for the obligations of DRP although it is entitled to indemnification to the extent of the assets of DRP. As “partnership programs” constitute a “security” under the Securities Act of 1933, DRI is also subject to potential liability for failure to comply with applicable Federal and state securities laws and regulations. DRP owns overriding royalty interests covering 2,043 gross acres in the Deerlick Creek Coalbed Methane field located in Tuscaloosa County, Alabama.

Acquisitions/Mergers

Oil and Gas Segment

During the past two fiscal years, the Company has not participated in any mergers. During 2013, the Company did not incur any property acquisition, exploration or development costs. During 2012, the Company (1) incurred $47,078 of acquisition costs of proved developed producing properties and (2) did not incur any exploration or development costs.

Minerals Segment

During the past two fiscal years, the Company has not participated in any mergers. During 2013 and 2012, the Company did not incur any property acquisition, exploration or development costs.

Patent and License Agreement

Patent

As part of the acquisition of Clean Age Minerals, Inc., the Company also acquired U.S. Patent No. 5,387,738. This patent, owned by Clean Age Minerals, Inc. (previously owned by Matrix-Loc, Inc., which was acquired by Clean Age Minerals, Inc., as a result of Matrix-Loc’s merger with Clean Age Minerals, Inc., as of March 18, 2002), deals with a reagent and process for the remediation of water and contaminated soils. Such patent was based upon an engineered product which utilizes all naturally occurring non-hazardous minerals for the remediation of sites contaminated with hazardous and/or toxic materials. Such patent expired on February 7, 2012. Typically, the remediation of these sites is necessary in order to meet quality control regulation for air, land and water enforced by the Environmental Protection Agency and various other state and Federal environmental regulatory agencies. Such engineered products are marketed by CAMI as CA Series Engineered products. Each of these engineered environmental products is designed for specific project site requirements based on the nature of the on-site contaminant, the size of the project and specific treatment requirements.

The CA Series engineered products have been proven effective, through the use of a catalytically enhanced chemical exchange process, in permanently changing many hazardous metals to a non-hazardous state and, through molecular sieve and/or absorption processes, in removing many hazardous hydrocarbon and nitrate contaminants in connection with site remediation projects.

The processing of contaminated materials using the CA Series technology is designed as an on-site operation. Internal studies have shown that because the CA Series engineered products are designed to be used at the remediation project site, substantial cost savings can be generated as compared to other remediation methods requiring extraction, removal and incineration. The on-site use of CA Series engineered products can provide a complete and permanent environmental cleanup of the hazardous materials in that the treated materials are converted into non-hazardous permanently non-leachable substances that can remain in place. Through laboratory and field tests, the CA Series Engineered products have been proven to be effective in the remediation of contamination caused by hydrocarbons and petroleum products, chemicals and toxic metallic compounds in rendering the toxic and hazardous materials to a permanently non-toxic and non-hazardous stage.

During 2013, the Company filed several provisional patents relating to the use of their CA Series engineered products in various novel systems and processes. Specifically, the provisional patents relate to a system and method for applying a zeolitic material useful for converting a contaminated waste material that is environmentally unacceptable, to a relatively harmless substance which is environmentally acceptable, and, more particularly, applying a material with an effective amount of zeolite for treating waste water. Additional processes include utilizing similar system designs in acid mine drainage, animal feed, agriculture, aquaculture, and other industrial purposes.

License Agreement

In February 2010, the Company entered into a License Agreement concerning two US method patents for the treatment of sanitary wastewaters. Such patents utilize the Company’s zeolite. The license applies to the US and covers the use of the patented technology in water, wastewater and waste treatment in animal feed operations, agriculture, and aquaculture. In addition, the license applies to the treatment of sanitary wastewater on Federal facilities, military bases and lands administered by the US Bureau of Indian Affairs. The initial period of the agreement was for three years; thereafter, the agreement shall automatically renew for additional consecutive terms of five years unless the Company gives the other parties not less than ninety (90) days written notice prior to the end of the existing term of its election not to renew the agreement for an additional term. The Company is required to pay a royalty to the licensor based on the license fees received from sub-licensees of the Company that employ the licensed process or processes. The Company has made the minimum annual payment of $12,000 to maintain the License Agreement.

Trademarks

The Company has a trademark for the Company’s “ReNuGen™”, a product used to enhance the efficacy of conventional waste water treatment plants. During 2013, the Company applied for a trademark for its two additional engineered, zeolite-based products, Cite-CleanTM and ZoilTechTM.   Cite-CleanTM is an all-natural mineral based non-hazardous absorbent. The Cite-CleanTM product has been tested and proven effective in various industrial, commercial and do-it-yourself residential settings for the absorption and retention of fluids.  ZoilTechTM is a natural mineral based environmentally friendly soil treatment. The ZoilTechTM product has been tested and shown to be effective in enhancing moisture retention, balancing nutrient levels and controlling odors in commercial and residential applications.

Employees and Contract Services

At September 30, 2013, the Company has four employees and engages the services of its Chief Accounting Officer pursuant to his employment agreement, as amended.

On February 25, 2011, the Company entered into a Consulting Services Agreement with the Musser Group, LLC (“Musser Group”) to perform consulting services for the Company and such agreement has been extended through February 2014. The Company engaged the Musser Group, an independent contractor, to provide advisory and consulting services to the Company. The Musser Group is engaged to provide (i) managed services; (ii) strategic business planning and implementation; and (iii) assistance in directing and executing the implementation of any strategies approved by the Board of Directors of the Company. The Musser Group’s primary focus is the analysis and validation of market opportunities for the commercialization of products within the Company’s mineral segment.

In March 2013, the Company engaged an investor relations firm to assist management in such activities for one year. The Company issued 600,000 shares (valued at $0.11 per share) of Common Stock to the IR Firm and such contract requires monthly payments of cash of $5,000 during the term of the agreement.

On April 1, 2013, pursuant to the SPA, the Company entered into an agreement with a law firm for an attorney to perform legal services for and representation of the Company for a flat fee of $5,000 per month. Such attorney represented FEI and DTE in connection with the SPA.

The Company employs the services of consulting scientists, geologists and engineers, as well as those of nonaffiliated operating companies that conduct oil and gas field operations and mineral extraction/processing. The Company operates oil and natural gas wells in Pennsylvania, Texas and West Virginia from its Pennsylvania office utilizing contract pumpers to perform the field operations. The Company’s non-operated wells are monitored from the Company’s Pennsylvania office.

The Company’s mineral lease, fee interest and mining claims are operated by contract mining entities and are monitored from its Pennsylvania office and by TPA under its agreement pertaining to covering the Company’s Sierra Kaolin deposit. The Company considers its relations with its consultants to be satisfactory.

Item 1A. Risk Factors.

Not required as the registrant is a smaller reporting company.

Item 1B. Unresolved Staff Comments.

Not required as the registrant is a smaller reporting company.

Item 2. Properties.

OIL AND NATURAL GAS INTERESTS

Texas

Substantially all of the Texas properties are located in the Austin Chalk Trend in Burleson, Brazos and Lee Counties, Texas. The Austin Chalk Trend consists of the Austin Chalk, Buda, Georgetown and Edwards formations, extends for approximately 300 miles in length and 50 miles across, and is encountered at depths of 5,500 to 18,000 feet. These reservoirs are generally of low permeability. Historically, these formations were considered to be economically marginal except in areas where the reservoir rocks are highly fractured. In later years, stimulation by mechanical fracturing of the rock resulted in increasing hydrocarbon recoveries and extensive development of the Trend. Ongoing technical developments using horizontal drilling techniques allow the well bore to intersect, if present, series of vertical fracture systems instead of a single one, thus resulting in higher rates of production and recoverable reserves, at the cost of a more expensive drilling effort. Whether an individual well will be economic, even if horizontally drilled, depends largely upon intersecting fractured portions of the formation, which cannot be predicted. Certain locales appear to contain more fracturing than others. It is not unusual for an individual well to produce as much as forty percent (40%) of the primary recoverable reserves during the first two years of production and the remainder over a period of ten to fifteen years. The Company is presently evaluating joint venturing with third parties to develop its Texas Properties. The Company operates twenty-five (25) wells and owns a working interest in a well that it does not operate in Texas.

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

Alabama

DRIOP acts as the managing general partner of DRP. DRP owns an overriding royalty interest in 70 wells located in the Deerlick Creek Coalbed Methane Field in Tuscaloosa County, Alabama, in the Black Warrior Basin.

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

As is customary in the oil and gas industry, only a preliminary investigation of title may be made at the time of acquisition of undeveloped properties. Detailed investigations are generally made, including, in most cases, receiving a title opinion of local counsel, prior to the commencement of drilling operations. A thorough examination of title was performed with respect to substantially all of the Company’s producing properties. Also, prior to the acquisition of properties, the Company has received an opinion of title, satisfactory to counsel to the Company, on a majority (in value) of the assets acquired. The Company believes that it has defensible title to substantially all of its properties.

MINERAL INTERESTS

Minerals Holdings

CAPI owns fee title interest, leasehold interests and Federal mining claims containing non-metallic minerals in the States of Texas, New Mexico and Utah. Title to and rights in the properties are held by CAPI, a wholly-owned subsidiary of CAMI.

Texas

Marfa Zeolite

CAPI is the lessee under a 5,200 acre lease containing high grade zeolite, located 32 miles south of Marfa in Presidio County, Texas. The lease terms call for royalty payments of $3.00 per ton of zeolite removed from the property with a minimum royalty of $30,000 per year which is due annually through November 2014. The lease can be extended for eight successive periods of ten years each. CAPI has the option to terminate the annual royalty payments by paying a lump sum of $400,000. CAPI owns, in fee, approximately 188 acres of land encompassed by and contained within the bounds of the 5,200 acre zeolite leasehold. During each of 2013 and 2012, the Company paid the minimum royalty of $30,000.

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

New Mexico

Sierra Kaolin

CAPI owns 17 placer mining claims on 2,720 acres and 8 Lode claims covering 160 acres, all located in Sierra County, New Mexico, encompassing its Sierra Kaolin deposit.  The Federal mining claims are burdened by a royalty interest of 7% of net proceeds derived from mining operations. TPA paid $20,160 to the Bureau of Land Management (“BLM”) in 2013 and 2012 to maintain CAPI’s Federal mineral claims. Such payment by TPA was in accordance with the provisions of the Restated Development and Operating Agreement (See Exhibit 10.17) with the Company.

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

Utah

Beaver Zeolite

CAPI owns 11 placer mining claims (Three Creek) covering approximately 220 acres of zeolite located in Beaver County, Utah. The Company considers the zeolite in this deposit to be of a high grade.  During 2013 and 2012, the Company paid $6,160 to the Bureau of Land Management to maintain its federal mining claims.

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

Operating Hazards and Uninsured Risks

The Company’s minerals operations are subject to all of the risks normally incident to the exploration for and production of non-metallic industrial minerals, including mechanical failures, pollution and fires, each of which could result in damage to or destruction of production facilities or damage to persons and property. While the Company maintains $3,000,000 of all risks liability policies in amounts that it believes are adequate, the insurance may not cover all potential operational risks. The occurrence of a significant event not fully insured against could have a material adverse effect on the Company’s financial position. The Company has historically expanded its insurance coverage to cover the specific risk associated with its operations.

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

The Company is a party to certain pending legal proceedings in Burleson County, Texas, each seeking to terminate WRC’s leasehold interest for failure to further develop the respective leases, for an accounting and for failure to properly pay royalties. WRC has filed a denial of all claims. The royalties in question were held in suspense due to the death of the royalty owner and the failure of the heirs to give WRC timely notice of their inheritance. Additionally, under Texas law, since the leases were properly being held by production from commercial wells, WRC was not obligated to undertake additional drilling on the leases to develop other productive reservoirs. WRC, through its Texas litigation counsel, are seeking to amicably resolve these suits. Should these two suits be timely resolved, the leases affected by these suits will be part of the sale of the deep rights on February 17, 2014 (see Recent Significant Activity - Asset Purchase and Sale Agreement included in Item 1).

Management of the Company believes such proceedings to be ordinary routine litigation incidental to the business as discussed in Notes to the Consolidated Financial Statements included in Item 8.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Description of Securities

Pursuant to the Company’s Articles of Incorporation, the Company is authorized to issue 150 million shares of common stock, par value $0.01 per share, and 20 million shares of preferred stock, par value of $0.01 per share. During June 2013, DRC’s authorized shares of common stock were increased to 150 million shares from 100 million shares. Below is a description of the Company’s outstanding securities, including common stock, preferred stock, options, warrants and convertible debt.

Common Stock

Each holder of the Company’s common stock is entitled to one vote for each share held of record. Holders of common stock have no preemptive, subscription, conversion, or redemption rights. Upon liquidation, dissolution or winding-up, the holders of common stock are entitled to receive the Company’s net assets pro rata. Each holder of common stock is entitled to receive ratably any dividends declared by the board of directors out of funds legally available for the payment of dividends. The Company has not paid any dividends on its common stock and does not contemplate doing so in the foreseeable future. The Company anticipates that any earnings generated from operations will be used to finance its growth. As of September 30, 2013, there were 72,468,458 shares of common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock, par value $0.01 per share, with no voting power.  As of September 30, 2013, there were: no shares of Series A preferred stock issued and outstanding; 135,000 shares of Series B 8% Cumulative Convertible Preferred Stock (“Series B Preferred Stock”) issued and outstanding.  The Series B Preferred Stock (stated value of $10.00 per share) was issued in the acquisition of Clean Age Minerals, Inc. in September 2000. The Series B Preferred Stock can be converted to common stock at 85% of the average closing price of the 5 days before the date of conversion with a minimum amount of $1.25 per share. Thus, at September 30, 2013, the 135,000 shares of Series B Preferred Stock were convertible into 1,080,000 shares of Common Stock.

Further, the shares of Series B Preferred Stock (i) earn dividends at the rate of 8% per annum computed on the basis of a 365 day year, and (ii) have priority in liquidation to the extent of the stated value of $10.00 per share plus any unpaid dividends over any other preferred stock, common stock or any other stock issued after September 19, 2000. At September 30, 2013, the liquidation preference totals $3,392,239 (stated value of $1,350,000 plus arrearages in cumulative dividends of $2,042,239).

Market Information

The Company's Common Stock trades on the Over the Counter Markets ("OTCQB"). The symbol for the Company's shares is DLOV. The following table shows the high and low closing bid prices as quoted on the OTCBB for the fiscal quarters indicated and the quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  The Company’s fiscal year ends September 30.

2013	High	Low
First Quarter	$0.09	$0.05
Second Quarter	$0.11	$0.05
Third Quarter	$0.18	$0.09
Fourth Quarter	$0.16	$0.08

2012	High	Low
First Quarter	$0.24	$0.09
Second Quarter	$0.25	$0.13
Third Quarter	$0.20	$0.11
Fourth Quarter	$0.16	$0.09

Holders

Common Equity

As of September 30, 2013, the current outstanding amount of shares of common stock was 72,468,458 with approximately 2,000 holders of record (inclusive of brokerage house "street accounts").

Preferred Equity

As of September 30, 2013, there were no shares of Series A Preferred Stock issued and outstanding and there were 16 holders of the 135,000 shares of Series B Preferred Stock issued and outstanding.

Dividends

Common Stock - The Company has never paid a dividend on its common stock. The Company has no plans to pay any dividends on its common stock in the near future. The Company intends to retain all earnings, if any, for the foreseeable future for use in its business operations.

Series A Preferred Stock - No shares of Series A Preferred Stock were issued during 2013 and 2012. No shares were outstanding at September 30, 2013, 2012 and 2011.

Series B 8% Cumulative Convertible Preferred Stock - No shares of Series B Preferred Stock, par value of $0.01 per share, were issued during 2013 and 2012. During 2012, 10,000 shares of Series B Preferred Stock were converted into 80,000 shares of Common Stock as discussed in Note 7 of the Notes to Consolidated Financial Statements. During fiscal years 2013 and 2012, there were no cash dividend payments in respect to the Series B Preferred Stock.

The only dividends paid prior to fiscal 2012 on the Company's Series B Preferred Stock were in shares of Common Stock at the time of conversion of the respective shares of such Preferred Stock into Common Stock.

At September 30, 2011, dividends payable on shares of Series B Preferred Stock totaled $1,914,558. At September 30, 2010, dividends payable totaled $1,857,895 - Series A of $59,338 and Series B of $1,798,557. As of October 1, 2011, the beginning of 2012, the Company no longer accrues dividends on the shares of Series B Preferred Stock due to the very low probability that the holders of the Series B Preferred Stock will elect to convert such shares into shares of Common Stock. Also, the Company is not required to pay dividends by issuing shares of its Common Stock. The Company intends to pay dividends on the shares of Series B Preferred Stock when its financial condition makes any such payment appropriate.

During the third quarter of 2012, Carl Haessler, a Director at that time, accepted 73,854 shares of Common Stock as satisfaction for any and all dividends due him ($92,318 of which $88,319 were accrued) in respect to his direct holdings of 30,000 shares of Series B Preferred Stock through the date of the conversion of 10,000 of such shares. See Note 7 of the Notes to Consolidated Financial Statements.

At September 30, 2013, the arrearages in cumulative dividends on the Series B Preferred Stock totals $2,042,239, of which $1,826,239 has been accrued (see Note 9 of the Notes to Consolidated Financial Statements).

Recent Sales of Unregistered Securities

Non-qualified Independent Director Stock Option Plan

On December 27, 2012, David A Grady, a Director of the Company at that date, was granted an option to purchase 200,000 shares of Common Stock at an exercise price of $0.06 per share under the Company’s Non-qualified Independent Director Stock Option Plan. The option was exercisable through December 2017. The option was scheduled to vest 50% in December 2013 and 25% in each of December 2014 and 2015. At the Company’s Annual Meeting of Shareholders in June 2013, Mr. Grady was not re-elected to serve as a Director; accordingly, the option expired unexercised in accordance with its terms.

On November 21, 2013, Michael Carter, Stanley Porfido and Raymond Sobieski, Directors of the Company as of August 21, 2013, were each granted an option to purchase 200,000 shares of Common Stock at an exercise price of $0.14 per share under the Company’s Non-qualified Independent Director Stock Option Plan. The options are exercisable through November 2018. The option vests 50% in November 2014 and 25% in each of November 2015 and 2016. On February 10, 2014, Mr. Porfido resigned from the Board and, accordingly, the option granted to him expired effective with his resignation.

CAMI Debt

Under the terms of the agreement dated March 25, 2013, with Alice Haessler, Mrs. Haessler received $20,000 in cash and 50,000 shares of Common Stock in full settlement of the obligation owed to Alice Haessler.

2013 Private Placement

Commencing in January 2013, the Company offered a private placement under the provisions of Regulation D promulgated under the Securities Act of 1933, as amended. The 2013 Private Placement consists of up to five hundred thousand dollars ($500,000) for the issuance of up to 5 million shares of Common Stock at $0.10 per share and warrants to purchase up to 2 million shares of Common Stock at an exercise price of $0.50 per share. The warrants expire on January 16, 2018. As of September 30, 2013, the Company has received cash totaling $411,000 for the sale of 4,110,000 shares of Common Stock and warrants to purchase 1,644,000 shares of Common Stock. The fair value of the warrants was determined to be $120,983 using the Black-Scholes valuation model.

FEI/DTE Stock Purchase Agreement

On March 25, 2013, the Company sold 15 million shares of Common Stock and issued warrants to purchase up to a total of 18 million shares of Common Stock to the Investors (“FEI/DTE Warrants”) for $1,500,000. The FEI/DTE Warrants have a term of five (5) years (“Term”) and may be exercised at a price of $0.20 per share (“Exercise Price”). In the third through fifth years of the Term, the Exercise Price may be satisfied by exchanging Common Stock at the current market price. The FEI/DTE Warrants may be exercised in whole or in part at any time during the Term. The fair value of the warrants was determined to be $806,838 using the Black-Scholes valuation model.

Option and Grant to Chief Executive Officer (“CEO”)

Effective March 25, 2013, the Company granted (i) 600,000 shares of Common Stock and (ii) and an option for the purchase of 1.2 million shares of Common Stock to Michael Parrish, Chief Executive Officer of the Company. The 600,000 shares are issuable at the rate of 100,000 shares at the end of each of the six months commencing April 30, 2013, and as such the average issuance price was $0.10 per share. Also, effective March 25, 2013, the Company granted an option for the purchase of 1.2 million shares of Common Stock to Mr. Parrish at an exercise price of $0.14 per share. The option is exercisable through May 21, 2015 and vests 50% on each of May 21, 2013 and 2014. The fair value of the option was determined to be $119,737 using the Black-Scholes valuation model.

Forbearance and Certain Other Agreements

As a condition precedent to entering into the FEI/DTE Stock Purchase Agreement, the Company was required to enter into (i) forbearance agreements with certain of its major creditors and debtors (“Certain Creditors”) (“Forbearance Agreements”), (ii) the Second Amendment to Employment Agreement with Mr. Blackstone, Vice President and Chief Accounting Officer (“Blackstone Agreement”) and (iii) the First Amendment to Employment Agreement with Mr. Novinskie, President and Chief Financial Officer (“Novinskie Agreement”).). The Forbearance Agreements provide for the Certain Creditors to agree to forbear from making a demand on the Company for payment of their debt for a period of two years from the date of the SPA. The Certain Creditors, Blackstone and/or Novinskie are entitled to receive accelerated payment of their debt should the Company, among other things, (i) have net income, (ii) sell equity securities or (iii) sell assets in excess of stated amounts (see notes 1, 6, 7 and 11 of the notes to Consolidated Financial Statements for discussions regarding the Forbearance Agreements, the Blackstone Agreement and the Novinskie Agreement).

Convertible Note Payable to Dov Amir

On May 3, 2013, the Company paid cash of $70,000 and issued 498,000 shares of Common Stock in full satisfaction of all amounts due Amir pursuant to the note. The Company determined the value of the cash and shares of Common Stock (at $0.17 per share) to be $154,660.

Option and Grant to Vice President of Sales

Effective May 8, 2013, the Company granted an option for the purchase of 50,000 shares of common stock to Joseph Sverapa, Vice President of Sales, at an exercise price of $0.20 per share. The option is exercisable through May 2018. The option vests 50% in May 2014 and 25% in each of May 2015 and 2016. The fair value of the option was determined to be $8,878 using the Black-Scholes valuation model.

On August 28, 2013, the Company entered into a Securities Exchange and Settlement Agreement (the “SESA”) with Mr. Benediktson. Pursuant to the SESA, the parties have agreed to settle all obligations between them. The Company (i) issued 2,169,400 shares of the Company’s common stock and (ii) released from escrow the 1 million shares of the Company’s common stock which were collateral for a note receivable from Mr. Benediktson.  Such settlement resulted in reductions of $915,887 of accrued bonus expense due to Mr. Benediktson, $37,448 of accounts receivable due from Mr. Benediktson and the principal balance of and interest due pursuant to a certain note receivable from Mr. Benediktson ($444,559).

Note Payable – Equipment Purchase

As additional consideration in connection with the borrowing of $250,000 on January 16, 2014, the Company (i) issued a warrant, exercisable through January 15, 2017, to an unrelated party for the purchase of 300,000 shares of Common Stock at an exercise price of $0.15 per share and (ii) extended the expiration date to December 31, 2016, of previously issued warrants for the purchase of 500,000 shares of Common Stock at an exercise price of $0.15 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

At the Annual Meeting of Shareholders in June 2013, the Shareholders approved the increase in the authorized number of shares of Common Stock to be allocated to the Non-Qualified Independent Director Stock Option Plan from 800,000 shares to 1.6 million shares and to extend the term of such plan so that awards may be made through the Company’s Annual Meeting in 2016.

The following table contains information as of September 30, 2013, regarding securities authorized for issuance under equity compensation plans including the Non-Qualified Independent Director Stock Option Plan and individual compensation arrangements (see “Recent Sales of Unregistered Securities – Option and Warrants” below):

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1) (2)	400,000	$0.22	1,200,000
Equity compensation plans not approved by security holders	3.000,000	$0.18	-
Total	3,400,000	$0.19	1,200,000

(1)
On June 2, 2013, Lord Gilbert, a Director, passed away. On December 1, 2013, an option, previously granted to Lord Gilbert for the purchase of 200,000 shares of Common Stock under the Company’s Non-qualified Independent Director Stock Option Plan, expired unexercised.

(2)
On November 13, 2013, Michael Carter, Stanley Porfido and Raymond Sobieski, Directors of the Company as of August 21, 2013, were each granted an option to purchase 200,000 shares of Common Stock at an exercise price of $0.14 per share under the Company’s Non-qualified Independent Director Stock Option Plan. The options are exercisable through November 2018. The options vest 50% in November 2014 and 25% in each of November 2015 and 2016. On February 10, 2014, Mr. Porfido resigned from the Board and, accordingly, the option granted to him expired effective with his resignation.

Options and Warrants

Options (1) to Purchase Shares of Common Stock:

	2013		2012
Outstanding at beginning of fiscal year	2,150,000		2,550,000
Granted	1,450,000	(2)(3)(4)	-
Cancelled	-		-
Expired	(200,000)	(4)	(400,000)	(5)(6)
Exercised	-		-
Outstanding at end of fiscal year(7)	3,400,000		2,150,000

(1)
The Company accounts for all stock-based compensation (options) in accordance with the Financial Accounting Standard Board, or FASB, Accounting Standard Codification, or ASC, Topic 718.  Under ASC 718, the fair value of stock options and compensation costs are measured as of the grant date.

(2)
Effective March 25, 2013, the Company granted an option for the purchase of 1.2 million shares of Common Stock to Michael Parrish, Chief Executive Officer of the Company, at an exercise price of $0.14 per share. The option is exercisable through May 21, 2015 and vests 50% on each of May 21, 2013 and 2014. The fair value of the option was determined to be $119,737 using the Black-Scholes valuation model.

(3)
Effective May 8, 2013, the Company granted an option for the purchase of 50,000 shares of Common Stock to Joseph Sverapa, Vice President of Sales, at an exercise price of $0.20 per share. The option is exercisable through May 2018. The option vests 50% in May 2014 and 25% in each of May 2015 and 2016. The fair value of the option was determined to be $8,878 using the Black-Scholes valuation model.

(4)
Effective December 27, 2012, David A. Grady was granted an option to purchase 200,000 shares of Common Stock at an exercise price of $0.06 per share under the Company’s Non-qualified Independent Director Stock Option Plan. At the Company’s Annual Meeting of Shareholders in June 2013, Mr. Grady was not re-elected to serve as a Director; accordingly, the option expired unexercised in accordance with its terms.

(5)
During fiscal 2007, the Company granted an option for the purchase of 200,000 shares of Common Stock to Richard W. Blackstone, an officer of the Company. The option was exercisable through October 2011, at an exercise price of $0.67 per share. The option expired unexercised during fiscal 2012.

(6)
During fiscal 2007, David A Grady, was granted an option to purchase 200,000 shares of Common Stock at an exercise price of $0.28 per share under the Company’s Non-qualified Independent Director Stock Option Plan. The option expired during fiscal 2012.

(7)
Options for the purchase of 2,900,000 shares of Common Stock outstanding as of September 30, 2013 are held by current officers, directors and employees of the Company (“Insiders”).  The exercise prices for the options held by Insiders range from $0.14 per share to $0.22 per share (average exercise price of $0.18 per share).

Warrants to Purchase Shares of Common Stock

At September 30, 2013, warrants for the purchase of 22,744,000 shares of Common Stock at an average exercise price of $0.22 per share are outstanding.

On January 12, 2011, the Revocable Trust Created by Ian B. Jacobs under Agreement dated November 25, 1999 (“RTCIBJ”), loaned $60,000 to the Company pursuant to a promissory note of same date. The Company issued warrants for the purchase of 500,000 shares of Common Stock at an exercise price of $0.15 per share.  The warrants were to expire on December 31, 2015; however, as additional consideration in connection with the borrowing of $250,000 from Standard Energy Company (“SECO”) on January 16, 2014, the Company extended the expiration date to December 31, 2016. The trustee of RTCIBJ is affiliated with SECO.

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

On March 25, 2013, in connection with the FEI/DTE Stock Purchase Agreement, the Company issued warrants for the purchase of up to 18 million shares of Common Stock. The FEI/DTE Warrants have a term of five (5) years and may be exercised at a price of $0.20 per share. In the third through fifth years of such term, the exercise price may be satisfied by exchanging Common Stock at the current market price. The FEI/DTE Warrants may be exercised in whole or in part at any time during such term.

In connection with the 2013 Private Placement through September 30, 2013, the Company has issued warrants for the purchase of 1,644,000 million shares of Common Stock at an exercise price of $0.50 per share. The warrants expire on January 16, 2018.

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

Overview

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") describes the matters that we consider important in understanding the results of our operations for the fiscal year ended September 30, 2013 and our financial condition as of September 30, 2013. Our fiscal year begins on October 1 and ends on September 30. Unless otherwise noted, references to "year" pertain to our fiscal year; for example, 2013 refers to fiscal 2013, which is the period from October 1, 2012 to September 30, 2013. In the discussion that follows, we analyze the results of our operations for fiscal 2013, including the trends in our overall business, followed by a discussion of our financial condition. The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto, all included elsewhere in this report.

Results of Operations - Selected information for 2013 and 2012:

	2013	2012
Oil and gas sales	$404,225	$373,443
Well management revenues	$262,813	$287,446
Total operating revenues	$679,489	$670,047
Impairment of prepaid mineral royalties	$(539,237)	$-
Gain on sale of oil and gas properties	$-	$898,335
Gain on debt forgiveness	$112,330	$43,655
Impairment of interest receivable on subscriptions receivable	$-	$(207,025)
Net Loss	$(2,024,509)	$(772,759)
Oil and Gas Production and Cost Information:
Production:
Oil (Bbl)	2,575	2,112
Gas (Mcf)	34,180	34,404
MCFE	49,630	47,076
Average price:
Oil (per barrel)	$95.58	$95.67
Gas (per Mcf)	$4.63	$4.98
Per Mcfe	$8.14	$7.93
Lease Operating Expenses and Production and Severance Taxes per Mcfe	$5.23	$4.31

Bbl = Barrels of oil
Mcf = One Thousand cubic feet of gas
Mcfe = One Thousand cubic feet of gas equivalent

FEI/DTE STOCK PURCHASE AGREEMENT

On March 25, 2013, the Company finalized a Stock Purchase Agreement (“SPA”) with Far East Investments, LLC, a California limited liability company (“FEI”) and DTE Investment Ltd., a British Virgin Island company (“DTE”) (hereinafter FEI and DTE are sometimes collectively referred to as the “Investors” and individually as an “Investor”). The Investors paid the Company $1.5 million for 15 million shares of the Company’s common stock, par value $.01 (“Common Stock”) and warrants for the purchase of up to a total of 18 million shares of Common Stock to the Investors (“FEI/DTE Warrants”). The FEI/DTE Warrants have a term of five (5) years (“Term”) and may be exercised at a price of $0.20 per share (“Exercise Price”). In the third through fifth years of the Term, the Exercise Price may be satisfied by exchanging Common Stock at the current market price. The FEI/DTE Warrants may be exercised in whole or in part at any time during the Term. See Note 9.

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

OIL AND NATURAL GAS OPERATIONS

See Notes 3, 13 and 14 of Notes to Consolidated Financial Statements.

Oil and Gas Sales

Oil and gas sales increased to $404,225 for 2013 from $373,443 for 2012. See the table above in respect to production, average prices and lease operating expenses and production and severance taxes per Mcfe. The average price per Mcfe of sales of oil and gas production increased 3% and oil and gas production (on a Mcfe basis) increased 5%. The increase in total production experienced during 2013 is primarily a result of wells being brought back “on-line” (certain wells had been “off-line” during 2012 and a portion of 2013 for repair) which offset the anticipated decline in production from the wells and the Company purchasing working interests in certain wells during the fourth quarter of 2012. At September 30, 2013, two wells in Texas were off-line awaiting repairs to certain mechanical items such as tubing, rods, down-hole pumps and/or pumping units. Generally, a well is off-line for less than two months; however, rig availability from third party contractors impacts the timing of the well work.

In September 2013, WRC received an enforcement action from the Texas Railroad Commission (“RRC”). Due to the enforcement action, the renewal of WRC’s operator's permit was suspended until such action is resolved.  Certain of WRC’s operated wells continue to pump and oil is stored oil in production tanks. Certain of WRC’s operated wells are not producing as the respective production tanks have reached their capacity limitations. WRC is not permitted to sell oil until its operator’s permit is renewed.  As such, the Company's consolidated revenues for the first quarter of 2014 will be significantly lower than the first quarter of 2013. Depending on the timing of the resolution of the renewal of such permit, the Company's consolidated revenues for the second quarter of 2014 may also be higher or lower than the second quarter of 2013.  Management of the company anticipates the renewal of the operator’s permit to be completed during the second quarter of 2014; however there can be no assurances as to when the renewal of WRC’s operator’s permit will be approved by the RRC and when the sales of oil from WRC’s operated properties will resume. WRC’s operated properties in Texas produced 362 net barrels of oil but WRC had no oil sales from such properties. During the first quarter of 2013, WRC’s operated properties in Texas produced 493 net barrels of oil, WRC sold 574 net barrels of oil from such properties and WRC recognized oil revenue of $53,094 from such properties.

Gain on Sale of Oil and Gas Properties

On January 20, 2012, the Company entered into a purchase and sale agreement pursuant to which the Company agreed to sell certain oil and natural gas leasehold deep rights for cash of $898,335, subject to adjustment as to any title defect that is not cured within the timeframe permitted by the purchase and sale agreement. The sale closed on March 28, 2012. The Company received $898,335 at the closing and recognized gain in the amount of proceeds received. The oil and natural gas leasehold deep rights that were sold were undeveloped, and as such not income-producing to the Company.

Well Management Revenue

Well management revenue decreased 9% to $262,813 for 2013 from $287,446 for 2012. The decrease is primarily the result of the Company purchasing working interests in certain wells during the fourth quarter of 2012. The amounts which may be charged by the Company for well management are set forth in the joint operating agreements governing the wells operated by the Company.

Lease Operating Expenses and Production and Severance Taxes

Lease Operating Expenses and Production and Severance Taxes for 2013 increased 28% from 2012. Lease Operating Expenses and Production and Severance Tax totaled $259,683 for 2013 and $202,905 for 2012. Expenses incurred to restore production from certain wells as discussed above totaled $50,330 and $41,919 for 2013 and 2012, respectively. The balance of the increase experienced during 2013 is primarily a result of the Company purchasing working interests in certain wells during the fourth quarter of 2012.

Depreciation, Depletion and Amortization - Oil and Gas

Depreciation, depletion and amortization (“DD&A”) – Oil and Gas totaled $48,000 for 2013 and $60,000 for 2012. This 20% decrease is primarily the result of the upward revision of proved developed reserves at the end of 2012 resulting primarily from the increase in estimated future production from certain wells being brought back “on-line” during 2012.

MINERALS OPERATIONS

See Note 4 of Notes to Consolidated Financial Statements.

The Company is in the Development Stage in respect to its Texas Zeolite and is in the Exploration Stage in respect to its Sierra Kaolin mineral holdings in New Mexico and its zeolite mineral holdings in Utah.

Minerals Sales

Minerals sales (zeolite) increased 36% to $7,652 for 2013 from $5,626 for 2012. This increase in mineral sales primarily resulted from initial shipments of product generated by the increased sales efforts of the Company (see “COMMERCIALIZATION OF EXISTING ASSETS” below).

Minerals Exploration Expenses

The Company did not incur minerals exploration expenses during 2013 and 2012. Minerals exploration expenses are primarily for costs associated with the exploration of the mineral deposits and quantification of Mineralized Materials. These expenses are primarily for costs associated with the exploration and quantification of mineral resources and mineral reserves. Such expenses related to the Sierra Kaolin property were the responsibility of the operator of the property, Tecumseh Professional Associates, Inc.

Minerals Operating Expenses and Other Costs

Minerals operating expenses and other costs increased 57% to $30,083 for 2013 from $19,121 for 2012. The increase primarily resulted from research and development expenditures of $7,956 in 2013 as compared to no such expenditures in 2012. During each of 2013 and 2012, the Company paid $6,160 to the Bureau of Land Management (“BLM”) to maintain its federal mining claims in Utah. Tecumseh Professional Associates, Inc. (“TPA”) paid $20,160 to the BLM in each of 2013 and 2012 to maintain CAPI’s Federal mineral claims in New Mexico. Such payment by TPA was in accordance with the provisions of the Restated Development and Operating Agreement with the Company.

DD&A - Minerals

DD&A - minerals totaled $4,556 for 2013 and $253,612 for 2012. Such amounts represent amortization of Patent Rights and Patent License Rights. The Company’s patent expired in February 2012.

Once the Company produces commercial quantities of any of its mineral deposits, the Company will use the unit-of-production method in calculating cost depletion.

Impairment of Prepaid Mineral Royalties

As part of our annual impairment test as of September 30, 2013, and in connection with the Company entering the production phase of its Texas Zeolite minerals in the fourth quarter of 2013, we assessed the estimated future benefit of the royalty advances paid.  This assessment was based on the expected production from the mineral properties.  Although we are optimistic about the future cash flow of our mineral properties, the future results from our sales efforts and market growth cannot be assured.  Based upon this information, we have determined that we are uncertain when we will be able to realize the prepaid mineral royalties and that these assets may not be recoverable through future operations; therefore, we recognized an impairment expense of $539,237 in 2013.

GENERAL AND ADMINISTRATIVE EXPENSES

These expenses increased 27% to $1,672,371 for 2013 as compared to $1,318,177 for 2012.

The Company incurred compensation expense of $284,500 and $87,500 during 2013 and 2012, respectively, in connection with the employment of a new CEO in May 2012. On April 22, 2013, the Company employed its Vice President of Sales. During 2013, the Company incurred expenses, including salary, of $76,270 in connection with its increased marketing activities relating to its zeolite.

The Company recorded stock-based compensation expense of $148,109 and $97,326 for 2013 and 2012, respectively.

In connection with the SPA, the Company entered into an Exclusive Sales Agency and Marketing Agreement with FEI (“FEI Marketing Agreement”). The FEI Marketing Agreement grants to FEI the right to act as the Company’s exclusive marketing and sales agent for natural resources products produced, mined and/or sold by the Company, excluding the Company’s ZeoSure products, in Asia excluding the nation of India. From April through September 2013, in connection with the FEI Marketing Agreement, the Company paid $60,000 to Far East Investments (USA) LLC, an affiliate of FEI. Through September 30, 2013, no sales transactions relating to the Marketing Agreement had occurred.

The Company recorded amortization expense of $151,237 and $366,575 in 2013 and 2012, respectively, related to the consulting services agreement fees paid to individuals associated with the Musser Group in 2011. The Company recorded amortization expense of $35,441 and consulting fee expense of $30,000 in 2013 related to the investor relations firm consulting services agreement. The Company incurred additional legal expense of $30,000 in 2013 related to a legal services agreement with the Secretary of the Company. See “CONSULTING SERVICES AGREEMENTS” below.

Provision for Doubtful Accounts – Proceeds Receivable from Prior Sale of Oil and Gas Properties

As of September 30, 2013 and 2012, management of the Company believes that the collection of a portion of a $50,000 receivable relating to the sale of certain oil and gas properties during 2008 is in doubt. Accordingly, the Company recognized a provision for doubtful accounts of $25,000 during 2012.

INTEREST EXPENSE

Interest expense decreased 16% to $262,630 for 2013 as compared to $313,371 for 2012. The decrease of $50,741 is primarily attributable to (1) a decrease in amortization expense and (2) a decrease in interest expense as a result of payments of certain debt obligations in 2012 and 2013. During 2013 and 2012, the Company recognized $6,648 and $31,605, respectively, as interest expense regarding the amortization of discounts on debt issuances.

IMPAIRMENT OF SUBSCRIPTIONS RECEIVABLE AND INTEREST RECEIVABLE

As of September 30, 2013, management of the Company believes that the collection of the principal balance of and interest due pursuant to a certain note receivable is in doubt (see Note 11 of the Notes to Consolidated Financial Statements). As of September 30, 2012, the Company changed to the recovery method in accounting for the certain notes receivable and interest thereon. Accordingly, the principal and interest will be recorded when, and if, collected. This change to the recovery method resulted in the recognition of $207,025 as an impairment of the interest receivable at September 30, 2012.

Gain on debt forgiveness

During 2013 and 2012, the Company recognized gain on debt forgiveness of $112,330 and $43,655, respectively, as discussed in Note 6 of the Notes to Consolidated Financial Statements.

CONSULTING SERVICES AGREEMENTS

Musser Group, LLC

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

The Company issued 2,400,000 shares of Common Stock to individuals associated with the Musser Group in connection with the initial Consulting Services Agreement with the Musser Group. Also, the Company issued to individuals associated with the Musser Group warrants for the purchase of 2,500,000 shares of Common Stock at an exercise price of $0.15 per share. The warrants may not be exercised unless and until the average bid and asking closing price of the Company’s Common Stock exceeds $1.00 per share for a period of thirty consecutive trading days. The warrants are exercisable through February 24, 2016. The Company filed a registration statement under the Securities Act of 1933 on Form S-8 for the shares of Common Stock issued to individuals associated with the Musser Group. The Company determined the fair value of the shares of Common Stock and the warrants issued to individuals associated with the Musser Group to be $735,153 and recorded such amount as prepaid consulting fees. The prepaid consulting fees were amortized over the life of the respective agreement.

Investor Relations Firm

In March 2013, the Company engaged an investor relations firm (“IR Firm”) to assist management in such activities for one year. The Company issued 600,000 shares (valued at $0.11 per share) of Common Stock to the IR Firm and such contract requires monthly payments of cash of $5,000 during the term of the agreement. The Company is amortizing the prepaid consulting fees of $66,000 over the term of the contract with the IR Firm and unamortized consulting fees total $30,559 at September 30, 2013.

Legal Services

On April 1, 2013, in accordance with the requirements of Section 6.1 of the SPA, the Company entered into an agreement with an attorney to perform corporate governance and securities law services for and representation of the Company for a flat fee of $5,000 per month. The attorney represented FEI and DTE in connection with the SPA. Such attorney became the Secretary of the Company on September 18, 2013.

Liquidity and Capital Resources

The Company’s cash flow used in operating activities was $1,126,060 for 2013. Such use of cash flow reflects the use of $335,000 in payments required by the Forbearance Agreements, Novinskie Agreement and Blackstone Agreement as discussed below in the FEI/DTE Stock Purchase Agreement section.

The Company’s net cash (unrestricted) at September 30, 2013 totaled $140,607. Restricted cash deposits – equity issuances are discussed below in the SPA Additional Provisions section.

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

Liquidity is a measure of a Company’s ability to access cash.  The Company has historically addressed its long-term liquidity requirements through the issuance of equity securities and borrowings or debt financing for certain activities. The Company estimates its capital needs to approximate $1 million for fiscal 2014 and approximate $4 million for fiscal 2015 to satisfy debt payments, pay current operating costs and expenses, and to fund the Company’s growth initiatives.

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

In an effort to address the liquidity shortfall, the Company sold certain of its oil and gas properties in 2012, is selling certain oil and gas properties in 2014 and is evaluating the sale of certain additional oil and gas properties. It may take months and possibly longer to sell these properties at a suitable price. The market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand that are beyond our control. We cannot predict whether we will be able to sell a property for the price or on terms acceptable to us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of any property.

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

During April 2012, the Company paid $50,000 in cash and issued of 158,290 shares of Common Stock in full satisfaction of a note due an affiliate of Carl A. Haessler, a Director at that time, as discussed in Note 6 of the Notes to Consolidated Financial Statements.

During May 2012, Carl Haessler, a Director at that time, elected to convert 10,000 shares of Series B 8% Cumulative Convertible Preferred Stock into 80,000 shares of Common Stock at the conversion rate of $1.25 per share of Common Stock. Also, Mr. Haessler accepted 73,854 shares of Common Stock as satisfaction for any and all dividends due him ($92,318 of which $88,319 were accrued) in respect to his direct holdings of 30,000 shares of Series B 8% Cumulative Convertible Preferred Stock through the date of the conversion of 10,000 of such shares. See Note 7 of the Notes to Condensed Consolidated Financial Statements.

On August 23, 2012, the Company, entered into an agreement with Michael D. Parrish to become the Chief Executive Officer and a director of the Board of Directors of the Company. The initial term of Mr. Parrish’s employment was effective as of May 18, 2012. In November 2012, the employment contract with Mr. Parrish was renewed. Such contract was orally amended in December 2012 to reflect a change in base salary. Effective March 25, 2013, the Company granted (i) 600,000 shares of common stock and (ii) and an option for the purchase of 1.2 million shares of common stock to Mr. Parrish (see Note 8). Pursuant to Section 4.8 of the SPA, Mr. Parrish’s employment has been extended through December 31, 2013.  Mr. Parrish and the Compensation Committee of the Board of the Company are in discussions regarding the contract.

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

SPA Additional Provisions

In connection with the SPA the Company entered into an Exclusive Sales Agency and Marketing Agreement with FEI (“FEI Marketing Agreement”). The FEI Marketing Agreement grants to FEI the right to act as the Company’s exclusive marketing and sales agent for natural resources products produced, mined and/or sold by the Company, excluding the Company’s ZeoSure products (see Note 4), in Asia excluding the nation of India. As of September 30, 2013, the Company and FEI are actively seeking to aggregate certain petroleum products and coal supplies owned by others for export to identified buyers in Asia. The completion of these identified transactions is contingent on the finalization of financial and supply arrangements.

As a condition precedent to entering into the FEI/DTE Stock Purchase Agreement, the Company was required to enter into (i) forbearance agreements with certain of its major creditors and debtors (“Certain Creditors”) (“Forbearance Agreements”), (ii) the Second Amendment to Employment Agreement with Mr. Blackstone, Vice President and Chief Accounting Officer (“Blackstone Agreement”) and (iii) the First Amendment to Employment Agreement with Mr. Novinskie, President and Chief Financial Officer (“Novinskie Agreement”). The Forbearance Agreements provide for the Certain Creditors to agree to forbear from making a demand on the Company for payment of their debt for a period of two years from the date of the SPA. The Certain Creditors, Blackstone and/or Novinskie are entitled to receive accelerated payment of their debt should the Company, among other things, (i) have net income, (ii) sell equity securities, (iii) sell assets in excess of stated amounts and/or (iv) if the Company permits an Event of Default (as defined in the respective agreements) (“Accelerated Payments”). See notes 1, 6, 7 and 11 of the notes to Consolidated Financial Statements for discussions regarding the Forbearance Agreements, the Blackstone Agreement and the Novinskie Agreements. At September 30, 2013, the Company is not required to make Accelerated Payments to the Certain Creditors, Blackstone or Novinskie.

The SPA contains provisions that restrict the use of the $1.5 million received by the Company as follows:

	Initial	Restricted cash at
	Restriction	September 30,
	per the SPA	2013
Forbearance Agreements, Novinskie Agreement and Blackstone Agreement	$350,000	$15,000
Marketing Agreement payments to FEI	120,000	60,000
Other marketing and sales activities	360,000	283,730
Transaction closing costs and related	80,000	3,383
Oil and gas properties activities	75,000	23,000
Mineral properties activities	50,000	35,000
Future general and administrative expenses	345,000	225,650
Other costs and expenses	120,000	48,045
Total	$1,500,000	$693,808

2013 Private Placement

Commencing in January 2013, the Company offered a private placement under the provisions of Regulation D promulgated under the Securities Act of 1933, as amended (the “2013 Private Placement”). The 2013 Private Placement consists of up to five hundred thousand dollars ($500,000) for the issuance of up to 5 million shares of Common Stock at $0.10 per share and warrants to purchase up to 2 million shares of Common Stock at an exercise price of $0.50 per share. The warrants expire on January 16, 2018. The Company will utilize the proceeds of this private placement for general working capital purposes. At September 30, 2013, the Company had received cash totaling $411,000 for the sale of 4,110,000 shares of Common Stock and warrants to purchase 1,644,000 shares of Common Stock.

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

Securities Exchange and Settlement Agreement

On August 28, 2013, the Company entered into a Securities Exchange and Settlement Agreement (the “SESA”) with Stephan V. Benediktson, a former officer of the Company. Pursuant to the SESA, the parties have agreed to settle all obligations between them. The Company (i) issued 2,169,400 shares of the Company’s common stock and (ii) released from escrow the 1 million shares of the Company’s common stock which were collateral for a note receivable from Mr. Benediktson. Such settlement resulted in reductions of $915,887 of accrued bonus expense due to Mr. Benediktson, $37,448 of accounts receivable due from Mr. Benediktson and the principal balance of and interest due pursuant to a certain note receivable from Mr. Benediktson ($444,559). The principal balance and interest thereon was impaired as discussed in Note 11 of the Notes to Consolidated Financial Statements. Accordingly, the Company did not recognize any gain or loss as a result of the settlement of all obligations between the parties.

A provision of the Agreement requires that the Company shall not make any public announcement or statement concerning the Agreement other than that which the Company is required to disclose on Form 8-K and other filings with the Securities and Exchange Commission.

Certain Debt and Other Obligations

As of September 30, 2013, the Company and certain of its subsidiaries were in default of various obligations and certain debt obligations classified as current liabilities in the accompanying balance sheet as set forth in the following table:

Such defaulted obligations at September 30, 2013 include the following:
Amounts included in accounts payable:
Consulting services and interest due a licensor	$19,009
EV&T – fees, expenses and accrued interest (subject to forbearance agreement)	213,040
CAMI notes payable and accrued interest:
Subject to forbearance agreements	830,534
Not subject to forbearance agreements	32,171
EV&T note and interest (subject to forbearance agreement)	1,202,318
Note payable to related party and interest thereon (subject to forbearance agreement)	69,587
7.25% Convertible Debentures and interest due a related party (subject to forbearance agreement)	46,689
Note payable to former related party and interest thereon (subject to forbearance agreement)	19,949
Amounts included in accrued compensation expense:
Subject to forbearance agreements	597,009
Not subject to forbearance agreements	94,791
Total	$3,125,097

See Note 9 of the Notes to Consolidated Financial Statements regarding the cumulative dividends in arrears of  $2,042,239 at September 30, 2013, applicable to the Series B 8% Cumulative Convertible Preferred Stock.

Recent Significant Activity

Oil and Gas Segment

On October 6, 2013, the Company entered into an Asset Purchase and Sale Agreement (“APA”) pursuant to which the Company agreed to sell its interest in certain oil and natural gas leasehold deep rights for certain properties located in Burleson County, Texas (“Properties”), for cash, subject to adjustment as to any title defect that is not cured within the timeframe permitted by such agreement. On November 5, 2013, the closing date was delayed from November 6, 2013, to December 6, 2013, in accordance with the APA to allow the Company to address title issues raised by the buyer on November 1, 2013. A First Amendment to the APA was entered into on December 5, 2013, extending the “Delayed Closing Date” until December 17, 2013. On December 17, 2013, the parties closed on the sale of 280 net acres attributable to the Company’s interest in the Properties covered by this portion of the transaction. The Company received $448,038 at the closing and will recognize gain in the amount of proceeds received. The oil and natural gas leasehold deep rights that were sold were undeveloped, and as such not income-producing to the Company. The Company shall use the proceeds for general working capital purposes. On December 16, 2013, a Second Amendment to the APA was entered into by the Company and the Buyer to extend the Delayed Closing Date to January 16, 2014 as to certain Properties to allow the parties to continue to address the Buyer’s concerns about certain issues with the remaining Properties that did not close on December 17, 2013. On January 13, 2014, a Third Amendment to the APA was entered into by the Company and the Buyer to extend the Delayed Closing Date to February 17, 2014.

Texas Zeolite

During September 2013, the company produced saleable minerals from its zeolite mineral deposit in Texas (“Texas Zeolite”). The Company shipped 105 tons of zeolite from its Texas property to a processing and fulfillment facility in Pennsylvania. A portion of such material required additional processing and such processing was completed in October 2013. Backlog orders approximated $2,000 as of September 30, 2013. Sales of the processed and unprocessed product to identified customers commenced in October 2013. On December 16, 2013, the Company entered into an agreement for the purchase of the extraction and crushing equipment of its contract operator of the property for $300,000. On January 16, 2014, the Company borrowed $250,000 from an unrelated party to fund the major portion of the purchase price and closed on the purchase of such equipment. The Company believes the capacity of such equipment is appropriate for anticipated extraction and crushing activities for the next three years. Depending on the level of sales activity, the Company may need to acquire or lease additional equipment. The Company has engaged a contract operator of such equipment and anticipates the commencement of larger-scale extraction activities to commence in February 2014. The Company has also contracted certain micro-processing capabilities to prepare certain samples and test material, including digestive supplements and human consumable products for ZLLC.

Accelerated Payments

The Certain Creditors, Blackstone and/or Novinskie are entitled to receive accelerated payment of their debt as discussed above. The Company may be required to make Accelerated Payments as a result of the (i) issuances of shares of Common Stock and (ii) the sale of certain oil and gas leasehold rights since the dates of the Forbearance Agreements, Novinskie Agreement and Blackstone Agreement as such issuances and sale did not restrict the use of proceeds from such transactions. The Company anticipates making any required Accelerated Payments in a timely manner.

Commercialization of Existing Assets

The Company has identified fifteen (15) potential development and redevelopment opportunities associated with its existing leasehold acreage in Texas. The Company believes that the potential for the development of such locations will occur within the next few years as a result of renewed interest in the area of its properties. The prevailing oil price and the development of properties in “resource plays” in the area of the Company’s acreage are major factors contributing to such interest. At September 30, 2012 and 2013, the Company had assigned probable and possible reserves to the fifteen (15) potential developmental locations. The Company is actively seeking financing of approximately $2.5 million for its share of the estimated drilling and completion costs of such development opportunities. To obtain the capital necessary to develop these, the Company (1) continues to seek project specific funding commitments and other capital funding alternatives and (2) is evaluating the sale of certain oil and gas producing properties.

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

In connection with the SPA, the Company entered into an Exclusive Sales Agency and Marketing Agreement with FEI (“Marketing Agreement”). The Marketing Agreement grants to FEI the right to act as the Company’s exclusive marketing and sales agent for natural resources products produced, mined and/or sold by the Company, excluding the Company’s ZeoSure products (see Note 4 of the Notes to Consolidated Financial Statements), in Asia excluding the nation of India.

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

In February 2010, the Company entered into a License Agreement concerning two US method patents for the treatment of wastewaters. Such patents utilize the Company’s zeolite. The license applies to the US and covers the use of the technology in water, wastewater and waste treatment in animal feed operations, agriculture, and aquaculture. In addition, the license applies to the treatment of sanitary wastewater on Federal facilities, military bases and lands administered by the US Bureau of Indian Affairs. The Company issued 140,000 shares of its Common Stock in consideration for the License Agreement. The Company recorded $40,907 as patents license rights based on an average price of $0.29 per share. Such patent license rights are fully amortized as of September 30, 2013.

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

On July 3, 2012, CAMI entered into an operating agreement for ZeoSure LLC (“ZLLC”) as one of ZLLC’s two managing members. ZLLC was formed for the purpose of developing human consumption products including but not limited to detoxification and digestive supplements and human consumable products utilizing CAPI’S Clinoptilolite zeolite mineral focusing on markets throughout the world with a primary emphasis on markets in the United States and Asia. CAMI and SafeHatch LLC, an entity controlled by an individual previously affiliated with the Musser Group, are the managing members and each owns 47.5% of ZLLC. The remaining 5% of ZLLC is owned by the Musser Group. The members of ZLLC intend to seek initial capital of $1 million from third parties and enter into product marketing and distribution agreements with participants active within the dietary supplements market in the next few months. The operating agreement has not been ratified by the Audit Committee of the Board of Directors of the Company. Other than seeking initial capital and attempting to identify viable product marketing and distribution partners, ZLLC had no activity through September 30, 2013 (see “Recent Significant Activity” above).

Since hiring its Vice President of Sales in April 2013, the Company has increased its efforts to develop and expand viable markets for zeolite based products. In general these potential markets are based on the results of prior testing efforts. As such, the Company has begun to introduce an absorbent product, Cite-Clean™ for use in minimizing unintended industrial discharges and a natural product additive for municipal compost producer to control odors and enhance the eventual nutrient uptake by plants in agricultural and horticultural applications.

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

During 2013, third party interest in the Sierra Kaolin Project has increased. Management of the Company believes the market for fillers and coatings (the historical primary uses for Kaolin products) have begun to recover, while the interest in Meta-Kaolin products in the Southwestern United States has continued to increase. This later market is of particular interest to the Company because test data indicates that its Sierra Kaolin mineral has specific physical and chemical properties that support its use in the application. TPA as the project’s manager is aggressively pursuing these commercialization opportunities. Pursuant to the Restated Development and Operating Agreement with TPA, (i) TPA shall earn 65 % of the net cash flow from the Sierra Kaolin operations in the event TPA develops the property, including the construction and funding of an appropriate processing facility and (ii) TPA shall be entitled to 50% of the sale proceeds in the event of a divestiture of the Sierra Kaolin property prior to its development by TPA.

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

We have various contractual obligations that are appropriately recorded as liabilities in our consolidated financial statements. Certain other items are not recognized as liabilities in our consolidated financial statements. Examples of items not recognized as liabilities in our consolidated financial statements are commitments to purchase goods and services that have not yet been received or rendered, respectively, as of September 30, 2013, and future minimum lease payments for the use of property and equipment under operating lease agreements.

Certain contractual obligations classified as noncurrent liabilities in the consolidated balance sheet as of September 30, 2013 include accrued bonus expense ($457,944) and Series B 8% Cumulative Convertible Preferred Stock Dividends accrued ($1,826,239). See Note 9 of the Notes to Consolidated Financial Statements regarding the cumulative dividends in arrears of $2,042,239 at September 30, 2013, applicable to the Series B 8% Cumulative Convertible Preferred Stock.

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

Going Concern

The financial statements have been prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. For 2013 and 2012, the Company incurred a net loss applicable to common shareholders of $2,132,509 and $884,759, respectively. The ability of the Company to meet its current liabilities of $5,459,700 and its total liabilities of $7,753,883 at September 30, 2013, and to continue as a going concern is dependent upon the availability of future funding, achieving profitability within its mineral segment, and ongoing profitability within its oil and gas operations. If the Company is unable to continue as a going concern, there is uncertainty relative to full recoverability of its assets.

Fair Value of Financial Instruments

The Company’s only financial instruments are cash, short-term trade receivables, payables, and debt. The carrying amounts reported in the accompanying consolidated financial statements for cash, short-term trade receivables, payables and debt approximate fair values because of the immediate nature of short-term maturities of these financial instruments. The Company has no long-term or short-term bank debt outstanding at September 30, 2013.

Receivables

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

Subscriptions Receivable and Interest Receivable

As of September 30, 2013, management of the Company believes that the collection of the principal balance of and interest due pursuant to a certain note receivable is in doubt (see Note 11 of the Notes to Consolidated Financial Statements). As of September 30, 2012, the Company changed to the recovery method in accounting for the notes receivable and interest thereon. Accordingly, the principal and interest will be recorded when, and if, collected. This change to the recovery method resulted in the recognition of $207,025 as an impairment of the interest receivable at September 30, 2012. The principal balance of the notes receivable ($576,000) was previously reflected as subscriptions receivable. Additional paid-in capital was reduced by $576,000 as of September 30, 2012, to reflect the impairment of the notes receivable.

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

Mineral properties

The Company recorded the acquisition of Clean Age Minerals, Inc., and associated minerals rights on September 19, 2000, at cost as based on the stated value of the Series B Preferred Stock issued which was less than the appraised value of the entity acquired.  The Company has not produced large-scale quantities of any of its mineral deposits. The Company is in the production phase of its Texas Zeolite as saleable minerals have been extracted (produced) from such mineral deposit. Once the Company produces commercial quantities of any of its mineral deposits, the Company will use the unit-of-production method in calculating cost depletion.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. At September 30, 2013, we reviewed our long-lived assets and determined that the prepaid mineral royalties were impaired as discussed in Note 2 of the Notes to Consolidated Financial Statements. At September 30, 2012, we reviewed our long-lived assets and determined no impairment was necessary.

Long-Lived Assets to be Disposed Of

Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The oil and gas leasehold rights subject to a purchase and sale agreement dated October 6, 2013, have no carrying amount in the accompanying Consolidated Balance Sheets as of September 30, 2013 and 2012.

Environmental Remediation

The Company's policy is to accrue environmental and cleanup related costs of a noncapital nature when it is both probable that a liability has been incurred and when the amount can be reasonably estimated. The Company accrues for certain environmental remediation related activities for which commitments or cleanup plans have been developed or for which costs or minimum costs can be reasonably estimated. It is reasonably possible that, due to uncertainties associated with defining the nature and extent of contamination, application of laws and regulations by regulatory authorities and changes in remediation technology, the ultimate cost of remediation could materially change in the future. Any liability established would not necessarily be the minimum or maximum liability, but based upon the Company's experience and the advice of its outside consultants; it would most accurately reflect the Company's liability based on the information currently available. As a general rule, the Company accrues remediation costs for continuing operations on a discounted basis and does not accrue for normal operating and maintenance costs for site monitoring and compliance requirements. It has not been necessary for the Company to record any environmental remediation costs for 2013 and 2012.

Asset Retirement Obligation

The Company may have an obligation to retire property, plant, and equipment at the end of their useful fives. The Company performs periodic reviews for any changes in facts and circumstances that might enable it to determine a reasonable estimate of any asset retirement obligation (“ARO”). When an ARO is necessary, the Company estimates the fair value, establishes a liability, and increases the carrying value of the assets by a corresponding amount.

An ARO associated with the retirement of a tangible long-lived asset is required to be recognized as a liability in the period in which it is incurred and becomes determinable. Under this method, when liabilities for dismantlement and abandonment costs, excluding salvage values, are initially recorded, the carrying amount of the related assets (mineral, oil and natural gas properties) is increased. The fair value of the ARO asset and liability is measured using expected future cash outflows discounted at the credit-adjusted risk-free interest rate. Accretion of the liability is recognized each period using the interest method of allocation, and the capitalized cost is depleted over the useful life of the related asset.  The estimated residual salvage values are taken into account in determining amortization and depreciation rates.

Generally, the salvage value of the Company’s producing wells or mining deposits is expected to exceed the cost of site restoration and abandonment.  To date, mining and exploration activities of the Company's mineral deposits have been conducted by contract mining companies. As mining activity increases, the Company may accrue site restoration costs as appropriate.

As of September 30, 2013 and 2012, the Company has accrued future abandonment costs of $10,000 of costs associated with the potential abandonment and restoration of a mining deposit that was abandoned prior to fiscal 2010.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required as the registrant is a smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

The following audited financial statements are included herein:

*	Reports of Independent Registered Public Accounting Firms
*	Consolidated Balance Sheets
*	Consolidated Statements of Operations
*	Consolidated Statements of Shareholders’ Equity
*	Consolidated Statements of Cash Flows
*	Notes to Consolidated Financial Statements

The following unaudited supplementary information is included herein in Notes 13 and 14 of the Notes to Consolidated Financial Statements:

*	Estimated Net Quantities of Proved Oil and Gas Reserves
*	Standardized Measure of Discounted Future Net Cash Flow from Estimated Production of Proved Oil and Gas Reserves
*	Summary of Changes in Standardized Measure of Discounted Future Net Cash Flows

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Daleco Resources Corporation

We have audited the accompanying consolidated balance sheet of Daleco Resources Corporation and Subsidiaries as of September 30, 2013, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2013 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Daleco Resources Corporation and Subsidiaries as of September 30, 2013, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for the year ended September 30, 2013 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered significant recurring net losses from operations and negative operating cash flow, which raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ MAYER HOFFMAN MCCANN P.C.
Mayer Hoffman McCann P.C.

Plymouth Meeting, PA
February 14, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Daleco Resources Corporation

We have audited the accompanying consolidated balance sheet of Daleco Resources Corporation and Subsidiaries as of September 30, 2012, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Daleco Resources Corporation and Subsidiaries as of September 30, 2012, and the results of their operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered significant recurring net losses and negative operating cash flow, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ VASQUEZ & COMPANY LLP
Vasquez & Company LLP

Los Angeles, CA
January 31, 2013

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2013 AND 2012

	2013	2012
ASSETS
Current Assets:
Cash	$140,607	$190,738
Accounts receivable, net of allowance for doubtful accounts of $25,000 at September 30, 2013 and 2012	257,761	242,182
Inventory	40,500	-
Prepaid consulting fees	30,559	151,237
Other current assets	26,461	8,615
Total Current Assets	495,888	592,772
Other Assets:
Patent rights	6,620	-
Accumulated amortization of patent rights	-	-
Net patent rights	6,620	-
Patents license rights	40,907	40,907
Accumulated amortization of patents license rights	(40,907)	(36,351)
Net patents license rights	-	4,556
Prepaid mineral royalties- long-term	-	509,254
Restricted cash deposits – operations	109,681	109,609
Restricted cash deposits – equity issuances	693,808	-
Total Other Assets	810,109	623,419
Property, Plant and Equipment:
Mineral properties, at cost	9,877,128	9,877,128
Accumulated depreciation, depletion and amortization	(95,000)	(95,000)
Net mineral properties	9,782,128	9,782,128
Oil and gas properties, at cost	4,471,590	4,471,590
Accumulated depreciation, depletion and amortization	(4,144,939)	(4,096,939)
Net oil and gas properties	326,651	374,651
Office equipment, furniture and fixtures, at cost	61,502	61,502
Accumulated depreciation	(61,502)	(61,502)
Net office equipment, furniture and fixtures	-	-
Total Net Property, Plant and Equipment	10,108,779	10,156,779
TOTAL ASSETS	$11,414,776	$11,372,970

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2013 AND 2012

	2013	2012
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,317,771	$1,312,526
Revenue payable to oil and gas royalty and other working interest owners	969,649	917,144
Federal and state income taxes payable	192,427	192,427
Accrued interest expense	1,151,911	1,099,441
Accrued compensation expense	691,800	690,798
Accrued expense reimbursements	-	19,051
EV&T note payable	567,213	567,213
CAMI notes payable	435,943	455,943
Notes payable - related parties	60,000	85,256
7.25% convertible debentures, net of unamortized discount of $2,044 and $4,515 at September 30, 2013 and 2012, respectively	42,956	40,485
Premium finance note payable	11,519	1,380
Note Payable - other	18,511	-
Total Current Liabilities	5,459,700	5,381,664
Long-term Liabilities:
Long-term Debt:
Convertible note payable, net of unamortized discount of $22,908 at September 30, 2012	-	239,717
Convertible accrued interest on convertible note payable	-	5,359
Accrued bonus expense	457,944	1,373,831
Series B 8% cumulative convertible preferred stock dividends accrued	1,826,239	1,826,239
Future abandonment costs	10,000	10,000
TOTAL LIABILITIES	7,753,883	8,836,810

Commitments and Contingencies (see Note 8)

SHAREHOLDERS’ EQUITY:
Preferred Stock – 20,000,000 shares authorized
Series A preferred stock – par value $0.01 per share (issued and outstanding: none)	-	-
Series B 8% cumulative convertible preferred stock – par value $0.01 per share (issued and outstanding: 135,000 shares); liquidation preference of $1,350,000 plus arrearages in cumulative dividends of $2,042,239 and $1,934,239, respectively (see Note 9)	1,350	1,350
Common Stock – 150,000,000 and 100,000,000 shares authorized, respectively – par value $0.01 per share (issued and outstanding: 72,468,458 and 49,441,058 shares, respectively) (see Note 9)	724,685	494,411
Additional Paid-in Capital	47,980,786	45,989,639
Warrants (issued and outstanding) to purchase 22,744,000 and 3,100,000 shares of Common Stock, respectively	1,357,002	429,181
Accumulated deficit	(46,402,930)	(44,378,421)
TOTAL SHAREHOLDERS’ EQUITY	3,660,893	2,536,160
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,414,776	$11,372,970

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

	2013	2012
Revenues:
Oil and gas sales	$404,225	$373,443
Well management revenue	262,813	287,446
Royalty receipts	4,799	3,532
Mineral sales	7,652	5,626
Total Operating Revenues	679,489	670,047

Expenses:
Lease operating expenses - oil and gas	237,661	182,027
Production and severance taxes – oil and gas	22,022	20,878
Operating and other expenses - minerals	30,083	19,121
Impairment of prepaid mineral royalties	539,237	-
Depreciation, depletion and amortization	52,556	313,612
General and administrative expenses	1,672,371	1,318,177
Total Expenses	2,553,930	1,853,815
Loss From Operations	(1,874,441)	(1,183,768)

Other Income (Expense):
Interest and dividend income	232	20,114
Interest expense	(262,630)	(313,371)
Gain on sale of oil and gas properties	-	898,335
Impairment of interest receivable on subscriptions receivable	-	(207,025)
Gain on debt forgiveness	112,330	43,655
Provision for doubtful account – proceeds receivable from prior sale of oil and gas properties	-	(25,000)
Impairment of securities available for future sale	-	(5,699)
Total Other Income (Expense), Net	(150,068)	411,009
Loss before income taxes	(2,024,509)	(772,759)
Taxes based on income	-	-
Net loss	(2,024,509)	(772,759)
Preferred stock dividends, arrearage accumulated (see Note 9)	(108,000)	(112,000)
Net loss applicable to common shareholders	$(2,132,509)	$(884,759)
Basic and fully diluted net loss per share	$(0.04)	$(0.02)
Weighted-average number of shares of common stock outstanding	60,135,389	49,187,396

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

									Accumu-
	Preferred Stock (1)					Warrants			lated
	Series B Cumulative					to			Other	Total
	Convertible Preferred				Additional	Purchase		Subscrip-	Compre-	Share-
	Stock		Common Stock		Paid-in	Common	Accumulated	tions	hensive	holders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Receivable	Loss	Equity
Balance, September 30, 2011	145,000	$1,450	48,988,914	$489,889	$46,289,089	$429,181	$(43,605,662)	$(576,000)	$(5,699)	$3,022,248
Issuance of common stock in payment of debt and interest			298,290	2,983	101,281					104,264
Conversion of Series B preferred stock into common stock	(10,000)	(100)	80,000	800	(700)					-
Issuance of Common Stock in fulfillment of Series B preferred stock dividend obligation			73,854	739	78,643					79,382
Impairment of subscriptions receivable					(576,000)			576,000		-
Other comprehensive loss									5,699	5,699
Stock-based compensation expense					97,326					97,326
Net loss							(772,759)			(772,759)
Balance, September 30, 2012	135,000	1,350	49,441,058	494,411	45,989,639	429,181	(44,378,421)	-	-	2,536,160
2013 Private Placement: Issuance of common stock and warrants to purchase 1,644,000 shares of common stock			4,110,000	41,100	248,917	120,983				411,000
FEI/DTE Stock Purchase Agreement:
Issuance of common stock and warrants to purchase 18 million shares of common stock			15,000,000	150,000	543,162	806,838				1,500,000
Costs of issuance					(44,466)					(44,466)
Issuances of common stock:
In payment of interest			50,000	500	5,000					5,500
Consulting services agreement			600,000	6,000	60,000					66,000
Repayment of convertible note			498,000	4,980	79,680					84,660
Payment of compensation			600,000	6,000	94,000					100,000
Settlement with Benediktson			2,169,400	21,694	856,745					878,439
Stock-based compensation expense					148,109					148,109
Net loss							(2,024,509)			(2,024,509)
Balance, September 30, 2013	135,000	$1,350	72,468,458	$724,685	$47,980,786	$1,357,002	$(46,402,930)	$-	$-	$3,660,893

(1)	No shares of Series A preferred stock were outstanding at September 30, 2011 and no shares were issued or outstanding during 2012 and 2013.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

	2013	2012
Cash Flows From Operating Activities:
Net loss	$(2,024,509)	$(772,759)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation, depletion and amortization	52,556	313,612
Impairment of prepaid mineral royalties	539,237	-
Amortization of prepaid consulting services agreements	186,678	366,575
Amortization of discount on notes payable	4,177	29,128
Amortization of discount on 7.25% convertible debentures	2,471	2,477
Gain on debt forgiveness	(112,330)	(43,655)
Provision for doubtful account - proceeds receivable from prior sale of oil and gas properties	-	25,000
Impairment of securities available for future sale	-	5,699
Impairment of interest receivable on subscriptions receivable	-	207,025
Stock-based compensation expense	148,109	97,326
Gain on sale of oil and gas properties	-	(898,335)
Changes in operating assets and liabilities:
Receivables	53,027	296,807
Inventory	(40,500)	-
Other current assets	(17,846)	(1,190)
Prepaid mineral royalties	(29,983)	(29,986)
Restricted cash deposits – operations	(72)	(1,131)
Accounts payable	5,245	(204,234)
Revenue payable	52,505	(93,188)
Accrued interest expense	69,139	176,276
Other accrued expenses	(13,964)	(6,555)
Net cash used in operating activities	(1,126,060)	(531,108)

Cash Flows From Investing Activities:
Acquisition of proved developed producing oil and gas properties	-	(47,078)
Additions of patents costs	(6,620)	-
Cash restricted pursuant to equity issuance agreement	(693,808)	-
Proceeds from sale of oil and gas properties	-	898,335
Net cash provided by (used in) investing activities	(700,428)	851,257

Cash Flows From Financing Activities:
Payments on notes and debt	(141,915)	(197,980)
Proceeds from borrowings	51,738	19,652
Proceeds from equity issuances, net of cash issuance costs and expenses of $44,466	1,866,534	-
Net cash provided by (used in) financing activities	1,776,357	(178,328)
Net change in cash	(50,131)	141,821
Cash at beginning of year	190,738	48,917
Cash at end of year	$140,607	$190,738

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

	2013	2012

Supplemental Information:
Income taxes paid	$-	$-
Interest paid	$158,948	$55,126

Supplemental Disclosure of Non-cash Transactions:
Issuance of common stock in satisfaction of Series B 8% cumulative preferred stock dividend arrearages due a related party	$-	$88,319
Conversion of Series B 8% cumulative preferred stock into common stock	$-	$100,000
Issuance of common stock in payment of principal on convertible note payable	$84,660	$70,000
Issuance of common stock in payment of principal and interest on CAMI note payable due a related party	$5,500	$34,264
Impairment of subscriptions receivable	$-	$(576,000)
Issuance of common stock in payment of compensation	$100,000	$-
Issuance of common stock for consulting fees	$66,000	$-
Benediktson settlement agreement:
Settlement of accounts receivable	$37,448	$-
Settlement of bonus expense	$(915,887)	$-
Issuance of common stock	$878,439	$-

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

1.	CONTINUED OPERATIONS

The financial statements have been prepared on the basis of a going concern, which contemplates that Daleco Resources Corporation and its subsidiaries (the “Company”) will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. At September 30, 2013, the Company’s current assets total $495,888. For the fiscal years ended September 30, 2013 (“2013”) and 2012 (“2012”), the Company incurred net losses applicable to common shareholders of $2,132,509 and $884,759, respectively. The ability of the Company to meet its current liabilities of $5,459,700 and its total liabilities of $7,753,883 and to continue as a going concern is dependent upon the availability of future funding, achieving profitability within its mineral segment and ongoing profitability within its oil and gas operations. If the Company is unable to continue as a going concern, there is uncertainty relative to full recoverability of its assets. The financial statements do not reflect any adjustments relating to these uncertainties.

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

In connection with the SPA the Company entered into an Exclusive Sales Agency and Marketing Agreement with FEI (“FEI Marketing Agreement”).  The FEI Marketing Agreement grants to FEI the right to act as the Company’s exclusive marketing and sales agent for natural resources products produced, mined and/or sold by the Company, excluding the Company’s ZeoSure products (see Note 4), in Asia excluding the nation of India. As of September 30, 2013, the Company and FEI are actively seeking to aggregate certain petroleum products and coal supplies owned by others for export to identified buyers in Asia. The completion of these identified transactions is contingent on the finalization of financial and supply arrangements.

As a condition precedent to entering into the FEI/DTE Stock Purchase Agreement, the Company was required to enter into (i) forbearance agreements with certain of its major creditors and debtors (“Certain Creditors”) (“Forbearance Agreements”),  (ii) the Second Amendment to Employment Agreement with Mr. Blackstone, Vice President and Chief Accounting Officer (“Blackstone Agreement”) and (iii) the First Amendment to Employment Agreement with Mr. Novinskie, President and Chief Financial Officer (“Novinskie Agreement”). The Forbearance Agreements provide for the Certain Creditors to agree to forbear from making a demand on the Company for payment of their debt for a period of two years from the date of the SPA.  The Certain Creditors, Blackstone and/or Novinskie are entitled to receive accelerated payment of their debt should the Company, among other things, (i) have net income, (ii) sell equity securities, (iii) sell assets in excess of stated amounts and/or (iv) if the Company permits an Event of Default (as defined in the respective agreements) (“Accelerated Payments”). See notes 6, 7 and 11 of the notes to Consolidated Financial Statements for discussions regarding the Forbearance Agreements, the Blackstone Agreement and the Novinskie Agreements. At September 30, 2013, the Company is not required to make Accelerated Payments to the Certain Creditors, Blackstone or Novinskie.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

The SPA contains provisions that restrict the use of the $1.5 million received by the Company as follows:

	Initial	Restricted cash at
	Restriction	September 30,
	per the SPA	2013
Forbearance Agreements, Novinskie Agreement and Blackstone Agreement	$350,000	$15,000
Marketing Agreement payments to FEI	120,000	60,000
Other marketing and sales activities	360,000	283,730
Transaction closing costs and related	80,000	3,383
Oil and gas properties activities	75,000	23,000
Mineral properties activities	50,000	35,000
Future general and administrative expenses	345,000	225,650
Other costs and expenses	120,000	48,045
Total	$1,500,000	$693,808

2013 Private Placement

Commencing in January 2013, the Company offered a private placement under the provisions of Regulation D promulgated under the Securities Act of 1933, as amended (the “2013 Private Placement”). The 2013 Private Placement consists of up to five hundred thousand dollars ($500,000) for the issuance of up to 5 million shares of Common Stock at $0.10 per share and warrants to purchase up to 2 million shares of Common Stock at an exercise price of $0.50 per share. The warrants expire on January 16, 2018. The Company will utilize the proceeds of this private placement for general working capital purposes. At September 30, 2013, the Company had received cash totaling $411,000 for the sale of 4,110,000 shares of Common Stock and warrants to purchase 1,644,000 shares of Common Stock.

Certain Debt and Other Obligations

As of September 30, 2013, the Company and certain of its subsidiaries were in default of various obligations and certain debt obligations classified as current liabilities in the accompanying balance sheet as set forth in the following table:

Such defaulted obligations at September 30, 2013 include the following:
Amounts included in accounts payable:
Consulting services and interest due a licensor	$19,009
EV&T – fees, expenses and accrued interest (subject to forbearance agreement)	213,040
CAMI notes payable and accrued interest:
Subject to forbearance agreements	830,534
Not subject to forbearance agreements	32,171
EV&T note and interest (subject to forbearance agreement)	1,202,318
Note payable to related party and interest thereon (subject to forbearance agreement)	69,587
7.25% Convertible Debentures and interest due a related party (subject to forbearance agreement)	46,689
Note payable to former related party and interest thereon (subject to forbearance agreement)	19,949
Amounts included in accrued compensation expense:
Subject to forbearance agreements	597,009
Not subject to forbearance agreements	94,791
Total	$3,125,097

See Note 9 of the Notes to Consolidated Financial Statements regarding the cumulative dividends in arrears of $2,042,239 at September 30, 2013, applicable to the Series B 8% Cumulative Convertible Preferred Stock.

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
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

Liquidity is a measure of a Company’s ability to access cash. The Company has historically addressed its long-term liquidity requirements through the issuance of equity securities and borrowings or debt financing for certain activities.

At present, the Company does not have in place a credit facility or other line of credit upon which it may draw. As operating activities increase, the Company will evaluate the need for such a credit facility. For desired acquisitions or project enhancements, the Company must seek project specific financing. None of the Company’s properties are encumbered. See Note 4 regarding ZeoSure LLC.

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

In an effort to address the liquidity shortfall, the Company sold certain of its oil and gas properties in 2012,  is selling certain of its oil and gas properties in fiscal 2014 (see Note 15) and is evaluating the sale of certain additional oil and gas properties. It may take months and possibly longer to sell these properties at a suitable price. The market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand that are beyond our control. We cannot predict whether we will be able to sell a property for the price or on terms acceptable to us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of any property.

The Company has used and shall use the proceeds from the transaction with FEI and DTE in an effort to establish additional profitable revenue generating activities. The Company is implementing its plan and creating sales, marketing, and distribution programs. The Company has employed a Vice President of Sales and intends to use internal and external resources to focus on mineral sales. In anticipation of increased sales, the Company’s plans include handling, storage and transportation modifications for the mineral properties. Also, the Company plans to continue its workover operations and other activities in certain of its Texas and West Virginia oil and gas properties to enhance its existing revenue stream and profitability.

2.	BASIS OF PRESENTATION

Description of Business

Daleco Resources Corporation (“DRC”) is a Nevada corporation (organized in Nevada during 2002). DRC’s Articles provide for, among other things, authorized capital stock of 150 million shares of common stock and 20 million shares of preferred stock. During June 2013, DRC’s authorized shares of common stock were increased to 150 million shares from 100 million shares. DRC and its consolidated subsidiaries are referred to as the “Company”. The Company's segments consist of two separate categories: oil and natural gas and non-metallic minerals. DRC is a holding company whose subsidiaries are engaged in: (i) the exploration, development and production of oil and gas; (ii) the exploration for naturally occurring minerals; (iii) the marketing and sales of such minerals; and (iv) the marketing and sales of products utilizing such minerals. DRC’s wholly-owned subsidiaries include Westlands Resources Corporation (“WRC”), Deven Resources, Inc. (“DRI”), DRI Operating Company, Inc. (“DRIOP”), Tri-Coastal Energy, Inc. (“TCEI”), Clean Age Minerals, Inc. (“CAMI”), CA Properties, Inc. (“CAPI”), International Aggregation and Trading Company, LLC (IATC”), Sustainable Forest Industries, Inc. (“SFI”) and The Natural Resources Exchange, Inc. (“NREX”).

IATC, TCEI, SFI and NREX are inactive.

All of the Company’s oil and gas properties are located onshore within the continental United States of America. The Company, through its wholly-owned subsidiaries, WRC, DRIOP and DRI, owns and operates oil and gas properties located in Pennsylvania, Texas and West Virginia. The Company owns overriding royalty interests in (i) two wells in Pennsylvania and (ii) one well in Texas. The Company does not own working interests in the two wells located in Pennsylvania that it operates.

The Company does not refine any crude oil or market, at retail, any oil or petroleum products. The Company does not own any drilling rigs. All of its drilling activities are performed by independent drilling contractors.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

DRI is the managing general partner of Deerlick Royalty Partners I, a Pennsylvania general partnership, which owns overriding royalty interests in seventy wells in the Deerlick Coalbed Methane Field located in Tuscaloosa County, Alabama. DRI is also the sole shareholder of DRIOP which operates wells and has oil and gas interests in West Virginia and Pennsylvania.

As of September 30, 2013, the Company owned working interests in 28 wells in Texas and West Virginia. Throughout 2013, the Company has experienced an average increase of 3% in the unit of production weighted average sales price it received for its oil and natural gas products as compared to 2012.

CAMI, through its wholly-owned subsidiary, CAPI (collectively “CAM”), owns a fee title interest, leasehold interest and Federal Placer and Lode mining claims containing non-metallic and other minerals in Texas, New Mexico and Utah. CAM is presently engaged in the exploration for such minerals. CAM intends to mine the minerals through the use of contract miners and arrangements with its joint venture partner.

The Company is primarily engaged in oil and gas operations and non-metallic minerals activities.

We follow accounting standards set by the Financial Accounting Standard Board, commonly referred to as “FASB”. The FASB sets generally accepted accounting principles (“GAAP”) that we follow to ensure we consistently report our consolidated financial position, results of operations, and cash flows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification, sometimes referred to as the “Codification” or “ASC”. From time to time, the FASB may issue an Accounting Standards Update (“ASU”) which may impact the consolidated financial statements and disclosures therein (see “Recent Accounting Pronouncements”).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Significant estimates made in preparing these consolidated financial statements include, among other things, estimates of the proved oil and natural gas reserve volumes used in calculating depletion, depreciation and amortization expense (“DD&A”); the estimated future cash flows and fair value of properties used in determining the need for any impairment write-down; volumes and prices for revenues accrued; estimates of the fair value of equity-based compensation awards; deferred tax valuation and the timing and amount of future abandonment costs used in calculating asset retirement obligations. Future changes in the assumptions used could have a significant impact on reported results in future periods. The significant estimates are based on current assumptions that may be materially affected by changes to future economic conditions such as the market prices received for sales of volumes of oil and natural gas, interest rates and our ability to generate future income.

Basis of Consolidation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of DRC and its wholly-owned subsidiaries. The Company’s investments in oil and gas leases are accounted for using proportionate consolidation whereby the Company’s pro rata share of each of the assets, liabilities, revenues and expenses of the investments are aggregated with those of the Company in its consolidated financial statements. The Company’s investments in minerals are accounted for using purchase accounting methods.

Certain reclassifications have been made to prior period consolidated financial statements to conform to the current presentation.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

Cash and Restricted Cash Deposits

Cash totals $140,607 and $190,738 at September 30, 2013 and 2012, respectively.

Restricted cash deposits - operations totaling $109,681 and $109,609 at September 30, 2013 and 2012, respectively, are classified as other assets in the accompanying balance sheets as they support financial assurance requirements for the Company’s operations of its mineral properties and its oil and gas properties in certain states as follows:

	2013	2012
Texas and West Virginia oil and gas operations bonding requirements	$60,012	$60,010
New Mexico minerals operations bonding requirements	$49,669	$49,599

Restricted cash deposits – equity issuances total $693,808 as of September 30, 2013 as discussed in Note 1.

Accounts Receivable

Our trade accounts receivable, which are primarily from oil and natural gas sales and joint interest billings, are recorded at the invoiced amount and include production receivables. The production receivables are valued at the invoiced amounts and do not bear interest. Accounts receivable also include joint interest billing receivables which represent billings to the non-operators associated with the drilling and operation of wells and are based on those owners’ working interests in the wells. We have assessed the financial strength of our customers and joint owners and determined that an allowance of $25,000 for estimated uncollectible amounts was necessary at September 30, 2013 and 2012.

Subscriptions Receivable and Interest Receivable

As of September 30, 2013, management of the Company believes that the collection of the principal balance of and interest due pursuant to a certain note receivable is in doubt (see Note 11). As of September 30, 2012, the Company changed to the recovery method in accounting for the notes receivable and interest thereon. Accordingly, the principal and interest will be recorded when, and if, collected. This change to the recovery method resulted in the recognition of $207,025 as an impairment of the interest receivable at September 30, 2012. The principal balance of the notes receivable ($576,000) was previously reflected as subscriptions receivable. Additional paid-in capital was reduced by $576,000 as of September 30, 2012, to reflect the impairment of the notes receivable.

Inventory

At September 30, 2013, we have $40,500 of inventory relating to our minerals activities. During September 2013, the company produced saleable minerals from its zeolite mineral deposit in Texas and shipped the material to a processing and fulfillment facility in Pennsylvania. Such inventory is recorded at the lower of average cost or market. Sales of the processed and unprocessed product to identified customers commenced in October 2013. We had no inventory at September 30, 2012, relating to our minerals activities.

We have no inventory at September 30, 2013 or 2012 relating to our oil and gas activities.

Prepaid Consulting Services Agreements Fees

Consulting Services Agreement

The Company issued 2,400,000 shares in connection with the Consulting Services Agreement with the Musser Group during 2011 which has been extended to February 2014. The shares of common stock issued to individuals associated with the Musser Group were valued at $360,000, the market price at time of issuance ($0.15 per share). Also, the Company issued to individuals associated with the Musser Group warrants for the purchase of 2,500,000 shares of Common Stock at an exercise price of $0.15 per share. The warrants may not be exercised unless and until the average bid and asking closing price of the Company’s Common Stock exceeds $1.00 per share for a period of thirty consecutive trading days. The warrants are exercisable through February 24, 2016. The fair value of the warrants was determined to be $375,153 using the Black-Scholes valuation model and the following assumptions: a contractual term of 5 years, risk free interest rate of 2.16%, dividend yields of 0%, and volatility of 163%. The Company filed a registration statement under the Securities Act of 1933 on Form S-8 for the shares of Common Stock issued to individuals associated with the Musser Group. The total fair value of the shares of Common Stock and the warrants issued individuals associated with to the Musser Group amounted to $735,153 and such amount was recorded as prepaid consulting fees.

Investor Relations Firm Consulting Agreement

In March 2013, the Company engaged an investor relations firm (“IR Firm”) to assist management in such activities for one year. The Company issued 600,000 shares (valued at $0.11 per share) of Common Stock to the IR Firm and such contract requires monthly payments of cash of $5,000 during the term of the agreement. The Company is amortizing the prepaid consulting fees of $66,000, the value of the shares, over the term of the contract with the IR Firm and unamortized consulting fees total $30,559 at September 30, 2013.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

The prepaid consulting fees are being amortized over the lives (initial terms) of the respective agreements. At September 30, 2013 and 2012, prepaid consulting services agreement fees totaled $30,559 and $151,237, respectively, and was classified as a current asset. Amortization of $186,678 and $366,575, respectively, is included in general and administrative expenses during 2013 and 2012.

Intangible Assets

The Company follows FASB issued authoritative guidance for recording intangible assets, including prepaid mineral royalties, which discontinues the amortization of identifiable intangible assets that have indefinite lives. In accordance with FASB issued authoritative guidance, these identifiable intangible assets that have indefinite lives are tested for impairment on an annual basis, or whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. Should we determine that such carrying amounts are greater than the estimated future benefit of the expected production from the mineral properties, we consider the asset to be impaired. The impairment to be recognized is measured by the amount that the carrying amount of an asset group exceeds the fair value of such asset group.

Prepaid Mineral Royalties

The Company receives a credit in the nature of prepaid mineral royalties for advance royalties paid on the Texas zeolite lease located in Presidio County, Texas. At September 30, 2013 and 2012, recoupable mineral royalties were $539,237 and $509,254, respectively. At September 30, 2012, such amount of prepaid mineral royalties is classified as an Other Asset in the accompanying Consolidated Balance Sheets. No portion was classified as a current asset as the Company’s agreements concerning sales of such mineral do not have any minimum supply requirements (as discussed in Note 8). As part of our annual impairment test as of September 30, 2013, and in connection with the Company entering the production phase of its Texas Zeolite minerals in the fourth quarter of fiscal 2013, we assessed the estimated future benefit of the royalty advances paid.  This assessment was based on the expected production from the mineral properties.  Although we are optimistic about the future cash flow of our mineral properties, the future results from our sales efforts and market growth cannot be assured.  Based upon this information, we have determined that we are uncertain when we will be able to realize the prepaid mineral royalties at September 30, 2013, and that these assets may not be recoverable through future operations; therefore, we recognized an impairment expense of $539,237 in 2013.

Patent Rights and Patent License Rights

At September 30, 2013, the intangible assets consisted of patent rights of $6,620. The patent rights will be amortized over the life of such patents commencing in fiscal 2014.

The patent license rights were amortized over the initial term of the agreement. Such initial term expired in 2013. See Note 5.

Mineral Properties and Reserves

The Company has not produced large-scale quantities of any of its mineral deposits. During September 2013, the company produced saleable minerals from its zeolite mineral deposit in Texas (“Texas Zeolite”). The Company is in the production phase of its Texas Zeolite as saleable minerals have been extracted (produced) from such mineral deposit. By definition, the Company is in the Development Stage in respect to its Texas Zeolite and is in the Exploration Stage in respect to its Sierra Kaolin mineral holdings in New Mexico (“Sierra Kaolin”) and its zeolite mineral holdings in Utah (“Utah Zeolite”). As such, no proved reserves are estimated. At September 30, 2013 and 2012, net mineral properties were $9,782,128. The Company previously amortized its mineral properties at a nominal amortization rate as the Company has not produced commercial quantities of any of its mineral deposits. Once the Company produces commercial quantities of any of its mineral deposits, we will use the unit-of-production method in calculating cost depletion.

We recorded the acquisition of Clean Age Minerals, Inc., and associated minerals rights on September 19, 2000, at cost as based on the stated value of the Series B Preferred Stock issued which was less than the appraised value of the entity acquired.

Oil and Natural Gas Property - Depreciation, Depletion and Amortization (“DD&A”)

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
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

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

Natural Gas and Oil Reserve Quantities

Our estimate of proved reserves is based on the quantities of oil and natural gas that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. For the years ended September 30, 2013 and 2012, Hall Energy, Inc. (“HEI”) prepared a consolidated reserve and economic evaluation of our proved oil and gas reserves. The preparation of our proved reserve estimates are completed in accordance with our internal control procedures, which include the verification of input data used by HEI, as well as management review and approval. Reserves and their relation to estimated future net cash flows impact our depletion and impairment calculations. As a result, adjustments to depletion and impairment are made concurrently with changes to reserve estimates. Estimates of our crude oil and natural gas reserves, and the projected cash flows derived from these reserve estimates, are prepared by HEI in accordance with guidelines established by the SEC, including the rule revisions designed to modernize the oil and gas company reserves reporting requirements and which we adopted effective September 30, 2010. The independent reserve engineer estimates reserves annually on September 30. This annual estimate results in a new DD&A rate, which we use for the preceding fourth quarter after adjusting for fourth quarter production.

Office Equipment, Furniture and Fixtures

Office Equipment, Furniture and Fixtures are recorded at cost and depreciated using the straight-line method over a period of three to seven years.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. At September 30, 2013 and 2012, we assessed the recovery of our long-lived assets, including our minerals properties and we determined that the carrying amount of each of the asset groups of mineral properties did not exceed the estimated future net cash flows expected to be generated by each respective asset group.

Long-Lived Assets to be Disposed Of

Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The oil and gas leasehold rights subject to a purchase and sale agreement dated October 6, 2013 (see Note 15), have no carrying amount in the accompanying Consolidated Balance Sheets as of September 30, 2013 and 2012.

Environmental Remediation

The Company's policy is to accrue environmental and cleanup related costs of a noncapital nature when it is both probable that a liability has been incurred and when the amount can be reasonably estimated. The Company accrues for certain environmental remediation related activities for which commitments or cleanup plans have been developed or for which costs or minimum costs can be reasonably estimated. It is reasonably possible that, due to uncertainties associated with defining the nature and extent of contamination, application of laws and regulations by regulatory authorities and changes in remediation technology, the ultimate cost of remediation could materially change in the future. Any liability established would not necessarily be the minimum or maximum liability, but based upon the Company's experience and the advice of its outside consultants; it would most accurately reflect the Company's liability based on the information currently available. As a general rule, the Company accrues remediation costs for continuing operations on a discounted basis and does not accrue for normal operating and maintenance costs for site monitoring and compliance requirements. It has not been necessary for the Company to record any environmental remediation costs for 2013 and 2012.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

Capital Leases

As of September 30, 2013, we had no capital leases. As a lessee, we determine if a lease is a capital lease if it meets one of four of the following criteria:

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

Asset Retirement Obligation

The Company may have an obligation to retire property, plant, and equipment at the end of their useful fives. The Company performs periodic reviews for any changes in facts and circumstances that might enable it to determine a reasonable estimate of any asset retirement obligation (“ARO”). When an ARO is necessary, the Company estimates the fair value, establishes a liability, and increases the carrying value of the assets by a corresponding amount.

An ARO associated with the retirement of a tangible long-lived asset is required to be recognized as a liability in the period in which it is incurred and becomes determinable. Under this method, when liabilities for dismantlement and abandonment costs, excluding salvage values, are initially recorded, the carrying amount of the related assets (mineral, oil and natural gas properties) is increased. The fair value of the ARO asset and liability is measured using expected future cash outflows discounted at the credit-adjusted risk-free interest rate. Accretion of the liability is recognized each period using the interest method of allocation, and the capitalized cost is depleted over the useful life of the related asset.  The estimated residual salvage values are taken into account in determining amortization and depreciation rates.

Generally, the salvage value of the Company’s producing wells or mining deposits is expected to exceed the cost of site restoration and abandonment. To date, mining and exploration activities of the Company's mineral deposits have been conducted by contract mining companies. As mining activity increases, the Company may accrue site restoration costs as appropriate.

As of September 30, 2013 and 2012, the Company has accrued future abandonment costs of $10,000 of costs associated with the potential abandonment and restoration of a mining deposit that was abandoned prior to fiscal 2010.

Fair Value Measurements

The Company’s only financial instruments are cash, short-term trade receivables, payables and debt. The carrying amounts reported in the accompanying consolidated financial statements for cash, short-term trade receivables, payables and debt approximate fair values because of the immediate nature of short-term maturities of these financial instruments. The Company has no long-term or short-term bank debt outstanding at September 30, 2013.

Revenue Recognition

Oil and Gas Sales

Oil and natural gas revenue is recognized when the oil or natural gas is delivered to or collected by the respective purchaser, a sales agreement exists, collection for amounts billed is reasonably assured and the sales price is fixed or determinable. Title to the produced quantities transfers to the purchaser at the time the purchaser collects or receives the products. In the case of oil sales, title is transferred to the purchaser when the oil leaves the stock tanks and enters the purchaser’s trucks. In the case of gas production, title is transferred when the gas passes through the meter of the purchaser. It is the measurement of the purchaser that determines the amount of oil or gas purchased (although there are provisions for challenging these measurements if the Company believes the measurements are incorrect). Prices for such production are defined in sales contracts and may be based on certain publicly available indices. The purchasers of such production have historically made payment for oil and natural gas purchases within 30-60 days of the end of each production month. The Company periodically reviews the difference between the date of production and the date the Company collects payment for such production to ensure that receivables from those purchasers are collectible. The point of sale for the oil and natural gas production is at its applicable measurement facility; generally, the Company does not incur transportation costs related to our sales of oil and natural gas production. The Company does not currently participate in any gas-balancing arrangements. The Company does not recognize revenue for oil production held in stock tanks before delivery to the purchaser.

To the extent actual quantities and values of oil and natural gas are unavailable for a given reporting period because of timing or information not received from third parties, the expected sales volumes and price for those properties are estimated and recorded as Accounts Receivable in the accompanying consolidated financial statements.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

Well Management Revenue

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

Mineral Sales

Mineral sales revenue is recognized when the mineral is delivered to or collected by the respective purchaser, a sales agreement exists, collection for amounts billed is reasonably assured and the sales price is fixed or determinable. Title to the product transfers to the purchaser at the time the purchaser collects or receives the products.

Income Taxes

We provide for income taxes using the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We evaluate our tax positions in a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination. The second step is a measurement process whereby a tax position that meets the more-likely-than-not threshold is calculated to determine the amount of benefit to recognize in the consolidated financial statements. See Note 10.

Stock-based Compensation

We account for all stock-based compensation (options) in accordance with FASB ASC 718. Under ASC 718, the fair value of stock options and compensation costs are measured as of the grant date.  Under ASC 718, stock-based awards granted prior to its adoption will be expensed over the remaining portion of their vesting period. We amortize stock-based compensation expense on a straight-line basis over the requisite vesting period, which generally ranges from one to five years.

ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.  Stock-based compensation expense has been recorded for 2013 and 2012 such that expense was recorded only for those stock-based awards that are expected to vest. Options granted to non-employees are recognized in these consolidated financial statements as compensation expense (See Note 9) using the Black-Scholes option-pricing model.

Comprehensive Loss

Summary of items of comprehensive loss for fiscal 2013 and 2012 are as follows:

	2013	2012
Net loss (comprehensive loss)	$(2,024,509)	$(772,579)

During March 2012, management of the Company concluded that the securities available for future sale were permanently impaired and accordingly $5,699 was recognized as impairment of securities available for future sale in the accompanying consolidated statement of operations and is reflected in net loss for 2012. See Note 5.

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

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

At September 30, 2013 and 2012, options and warrants to purchase 26,144,000 and 5,250,000 shares of common stock, respectively, were outstanding. Such shares were not included in the computation of diluted earnings per share because such shares subject to options and warrants would have an antidilutive effect on net loss per share. The 321,429 shares of Common Stock issuable upon the conversion of the 7.25% Convertible Debentures (see Note 6) at September 30, 2013 and 2012 have not been included in the computation of diluted earnings per share because such shares would have an anti-dilutive effect on net loss per share. The 1,071,937 shares of Common Stock issuable upon the conversion of the Convertible Note Payable as of September 30, 2012 (see Note 6) have not been included in the computation of diluted earnings per share because such shares would have an anti-dilutive effect on net loss per share and because the price at which such shares are convertible was in excess of the market price of the Common Stock at September 30, 2012. The 1,080,000 shares of Common Stock issuable upon the conversion of the Series B 8% Cumulative Convertible Preferred Stock as of September 30, 2013 and 2012 (see Note 9), have not been included in the computation of diluted earnings per share because the price ($1.25) at which such shares are convertible was in excess of the market price of the Common Stock at such date. No other adjustments were made for purposes of per share calculations.

Concentrations of Credit Risk

At times during the fiscal years ended September 30, 2013 and 2012, the cash balance exceeded the Federal Deposit Insurance Corporation’s limit of $250,000. There were no losses incurred due to such concentrations.

During the fiscal years ended September 30, 2013 and 2012, the Company did not use derivative instruments to hedge exposure to changes in commodity prices.

The Company also depends on a relatively small number of purchasers for a substantial portion of our revenue. At September 30, 2013, accounts receivable includes approximately $225,399 of joint interest billings and production receivables due primarily from four customers – ETC Texas Pipeline, Ltd., GulfMark Energy, Inc., Sheridan Production Company LLC and Volunteer Energy Services, Inc.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The ASU’s main provision: An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and early adoption is permitted. Entities are permitted to provide the new disclosures retrospectively for all comparative periods. The Company is currently assessing the impact that the adoption may have on its consolidated financial statements.

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (topic 210), Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities The ASU’s main provision: The amendments clarify that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Entities are required to provide the new disclosures retrospectively for all comparative periods. The Company is currently assessing the impact that the adoption may have on its consolidated financial statements.

3.	OIL AND GAS PROPERTIES

Oil and Gas Properties at September 30:

	2013	2012
Proved oil and gas properties	$4,471,590	$4,471,590
Support equipment and facilities	-	-
Uncompleted wells, equipment and facilities	-	-
	4,471,590	4,471,590
Accumulated depletion, depreciation and amortization	(4,144,939)	(4,096,939)
Net Oil and Gas Properties	$326,651	$374,651

During 2013, the Company did not incur any property acquisition, exploration or development costs. During 2012, the Company (1) incurred $47,078 of acquisition costs of proved developed producing properties and (2) did not incur any exploration or development costs. The Company did not have any capitalized exploratory well costs at the beginning of 2012. All of the Company’s oil and gas activities are on-shore in the United States.

See Notes 13, 14 and 15 for more information regarding the Company’s oil and gas properties.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

Results of Operations for Oil and Gas Producing Activities for Fiscal 2013 and 2012:

	2013	2012
Revenues:
Oil and gas sales	$404,225	$373,443
Well management revenue	262,813	287,446
Royalty receipts	4,799	3,532
Total revenues	671,837	664,421
Expenses and other:
Lease operating expenses	237,661	182,027
Production and severance taxes	22,022	20,878
Depreciation, depletion, amortization and valuation provisions	48,000	60,000
Total Expenses	307,683	262,905
Revenues in excess of expenses	364,154	401,516
Provision for doubtful account - proceeds receivable from prior sale of oil and gas properties	-	(25,000)
Gain on sale of oil and gas properties	-	898,335
Results of operations before income tax expenses	364,154	1,274,851
Income tax expenses (1)	-	-
Results of operations from oil and gas producing activities (excluding corporate overhead and interest costs)	$364,154	$1,274,851

(1)   The Company presently has approximately $24 million of loss carryforwards for Federal income tax purposes.  Based on these loss carryforwards, no income tax expense is recognized for this segment.

In September 2013, WRC received an enforcement action from the Texas Railroad Commission (“RRC”). Due to the enforcement action, the renewal of WRC’s operator's permit was suspended until such action is resolved.  Certain of WRC’s operated wells continue to pump and oil is stored oil in production tanks. Certain of WRC’s operated wells are not producing as the respective production tanks have reached their capacity limitations. WRC is not permitted to sell oil until its operator’s permit is renewed.  As such, the Company's consolidated revenues for the first quarter of 2014 will be significantly lower than the first quarter of 2013. Depending on the timing of the resolution of the renewal of such permit, the Company's consolidated revenues for the second quarter of 2014 may also be higher or lower than the second quarter of 2013.  Management of the company anticipates the renewal of the operator’s permit to be completed during the second quarter of 2014; however there can be no assurances as to when the renewal of WRC’s operator’s permit will be approved by the RRC and when the sales of oil from WRC’s operated properties will resume.

Sale of Oil and Gas Property Leasehold Deep Rights

On January 20, 2012, the Company entered into a purchase and sale agreement (the “PSA”) pursuant to which the Company agreed to sell certain oil and natural gas leasehold deep rights in Pennsylvania for cash of $898,335, subject to adjustment as to any title defect that is not cured within the timeframe permitted by the PSA. The sale closed on March 28, 2012. The Company received $898,335 at the closing and recognized gain in the amount of proceeds received. The oil and natural gas leasehold deep rights that were sold were undeveloped, and as such not income-producing to the Company. There is no material relationship between the purchaser of the assets and the registrant or any of its affiliates, or any director or officer of the registrant, or any associate of any such director or officer. A provision of the Agreement requires that the Company shall not make any public announcement or statement concerning the Agreement other than that which the Company is required to disclose on Form 8-K and other filings with the Securities and Exchange Commission. Also see Note 15 for asset purchase and sale agreement entered into subsequent to September 30, 2013.

Customers

The Company’s customers who purchased in excess of five percent (5%) of the Company’s oil and gas during 2013 and 2012 are as follows:

	Percentage
Name of Purchaser	2013	2012
ETC Texas Pipeline, Ltd.	24%	27%
GulfMark Energy, Inc.	53%	45%
Sheridan Production Company LLC	13%	16%
Volunteer Energy Services, Inc.	7%	10%

Provision for Doubtful Accounts - Proceeds Receivable from Prior Sale of Oil and Gas Properties

As of September 30, 2013, management of the Company believes that the collection of a portion of a $50,000 receivable relating to the sale of certain oil and gas properties during 2008 is in doubt. The Company recognized a provision for doubtful accounts of $25,000 during 2012.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

4.	MINERAL PROPERTIES AND RESULTS OF OPERATIONS

Clean Age Minerals, Inc.

DRC acquired CAMI in September 2000. CAMI, through its wholly-owned subsidiary, CA Properties, Inc., a Nevada corporation, owns or has under long-term lease: (a) approximately 5,200 acres in Marfa, Presidio County, Texas, containing high grade zeolite; (b) twenty-five mining claims located in Sierra County, New Mexico, covering approximately 2,720 acres of kaolin; and (c) eleven zeolite mining claims covering approximately 220 acres located in Beaver County, Utah. The Company has not produced large-scale quantities of any of its mineral deposits. During 2013 and 2012, the Company continued extraction of minor quantities of its zeolite for use in testing and field trial applications of ReNuGen™ and for testing in air purification and soil decontamination. During September 2013, the company produced saleable minerals from its Texas Zeolite. The Company is in the production phase of its Texas Zeolite as saleable minerals have been extracted (produced) from such mineral deposit. By definition, the Company is in the Development Stage in respect to its Texas Zeolite and is in the Exploration Stage in respect to its Sierra Kaolin and Utah Zeolite. The Company’s ability to develop these mineral deposits is dependent on its success in bringing in strategic partners with experience or a demand for specific minerals and raising capital through third parties.

At September 30, 2013, we have $40,500 of inventory relating to our minerals activities. Such inventory is recorded at the lower of average cost or market. Sales of the processed and unprocessed product to identified customers commenced in October 2013. We had no inventory at September 30, 2012, relating to our minerals activities.

Minerals Properties and Equipment

At September 30:	2013	2012
Undeveloped lease costs	$9,877,128	$9,877,128
Mine development costs	-	-
	9,877,128	9,877,128
Accumulated, depreciation, depletion and amortization (see Note 2)	(95,000)	(95,000)
Net Mineral Properties	$9,782,128	$9,782,128

Results of Operations for Minerals Properties Activities for Fiscal 2013 and 2012:

	2013	2012
Mineral Sales	$7,652	$5,626
Operating and other expenses	(30,083)	(19,121)
Impairment of prepaid mineral royalties (see Note 2)	(539,237)	-
Depreciation, depletion, amortization and valuation provisions	(4,556)	(253,612)
	(566,224)	(267,107)
Income tax expenses (benefits) (1)	-	-
Results of operations from mineral properties activities (excluding corporate overhead and interest costs)	$(566,224)	$(267,107)

(1)	The Company presently has approximately $24 million of loss carryforwards for Federal income tax purposes. Based on these loss carryforwards, no income tax benefits are recognized for this segment.

The Company sells one of its CA Series Products under a tradename, ReNuGen™, which is used in wastewater treatment facilities. Shipment totaled six and five tons for 2013 and 2012, respectively.

The Company sells another of its CA Series Products under a tradename, CiteClean™, which is used in remediation activities. The Company shipped one ton during 2013.

Depreciation, depletion, amortization and valuation provisions include amortization of patent rights and patent license rights (see Note 5) of $4,556 and $253,612 for 2013 and 2012, respectively.

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

During fiscal 2010, the Company entered into an agreement to sell zeolite to be used in certain agricultural applications including but not limited to feed supplements and soil additives in a ten state area in the south-central part of the US. On August 10, 2012, the Company gave notice to the purchaser to terminate the agreement in October 2012 pursuant to the notice provision provided in the agreement. The Company is seeking alternatives for the sale of its zeolite to be used in agricultural applications. There were no shipments during fiscal 2013 and 2012.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

On July 3, 2012, CAMI entered into an operating agreement for ZeoSure LLC (“ZLLC”) as one of ZLLC’s two managing members. ZLLC was formed for the purpose of developing human consumption products including but not limited to detoxification and digestive supplements and human consumable products utilizing CAPI’S Clinoptilolite zeolite mineral focusing on markets throughout the world with a primary emphasis on markets in the United States and Asia. CAMI and SafeHatch LLC, an entity controlled by an individual affiliated with the Musser Group, are the managing members and each owns 47.5% of ZLLC. The remaining 5% of ZLLC is owned by the Musser Group. The members of ZLLC intend to seek initial capital of $1 million from third parties and enter into product marketing and distribution agreements with participants active within the dietary supplements market in the next few months. The operating agreement has not been ratified by the Audit Committee of the Board of Directors of the Company. Other than seeking initial capital, ZLLC had no activity through September 30, 2013.

5.	PATENT AND TECHNOLOGY

Patent Rights

As part of the acquisition of Clean Age Minerals, Inc., the Company also acquired U.S. Patent No. 5,387,738. This patent, owned by Clean Age Minerals, Inc. (previously owned by Matrix-Loc, Inc., which was acquired by Clean Age Minerals, Inc., as a result of Matrix-Loc’s merger with Clean Age Minerals, Inc., as of March 18, 2002), deals with a reagent and process for the remediation of water and contaminated soils. The patent expired February 7, 2012, and was fully amortized as of September 30, 2013 and 2012.

During 2013, the Company filed several provisional patents relating to the use of their CA Series products in certain systems and processes. Specifically, the provisional patents relate to a system and method for applying a zeolitic material useful for converting a contaminated waste material that is environmentally unacceptable to a relatively harmless substance which is environmentally acceptable. Additional applications include utilizing similar zeolite-based products in acid mine drainage, animal feed, agriculture, aquaculture, and other industrial processes. The costs of filing the patents has been capitalized as of September 30, 2013, and will be amortized commencing in fiscal 2014.

Trademarks

The Company has a trademark for the Company’s “ReNuGen™”, a product used to enhance the efficacy of conventional waste water treatment plants. During 2013, the Company applied for a trademark for its two additional engineered, zeolite-based products, Cite-Clean™ and ZoilTech™, Cite-Clean™is an all-natural mineral based non-hazardous absorbent. The Cite-Clean™ product has been tested and proven effective in various industrial, commercial and do-it-yourself residential settings for the absorption and retention of fluids. ZoilTech™ is a natural mineral based environmentally friendly soil treatment. The ZoilTech™ product has been tested and shown to be effective in enhancing moisture retention, balancing nutrient levels and controlling odors in commercial and residential applications.

Patents License Rights – Wastewater Treatment Method Patents

In February 2010, the Company entered into a License Agreement (initial term of three years) concerning two US method patents for the treatment of wastewaters. Such patents utilize the Company’s zeolite. The license applies to the US and covers the use of the technology in water, wastewater and waste treatment in animal feed operations, agriculture, and aquaculture. In addition, the license applies to the treatment of sanitary wastewater on Federal facilities, military bases and lands administered by the US Bureau of Indian Affairs. The Company issued 140,000 shares of its Common Stock in consideration for the License Agreement. The Company recorded $40,907 as Patents License Rights based on an average price of $0.29 per share. The License Agreement was renewed in 2013. During 2013 and 2012, the Company paid the $12,000 annual payment and such is included in operating and other expenses in the accompanying consolidated statements of operations. At September 30, 2013, the Company owes the licensor for consulting fees pursuant to the License Agreement and interest totaling $19,009. Such amount is included in accounts payable in the accompanying balance sheet.

I-Squared and I-Top Technology

Pursuant to an agreement effective December 1, 2004, the Company agreed to sell its I-Squared and I-Top technology to PSNet Communications. In January 2005, Ostara Corporation (“Ostara”) acquired PSNet. Ostara changed its name to (1) Rheologics Technologies, Inc. in 2005, (2) to KKS Venture Management, Inc. in July 2007, and (3) Codima, Inc. (“CDMA”) in 2008. As of September 30, 2011, the 3,167 shares (reflective of a reverse stock split) of CDMA common stock held by the Company were carried at $1. During March 2012, management of the Company concluded that the securities available for future sale were permanently impaired and accordingly $5,699 was recognized as impairment of securities available for future sale in the accompanying 2012 consolidated statement of operations.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

6.	NOTES PAYABLE

Notes Payable - Other

Real Asset Management, LLC

As a condition of the SPA, Real Asset Management, LLC (“RAM”) entered into a forbearance agreement with DRC in respect to all principal and interest owed and owing to RAM in respect to the $50,000 note payable from WRC to RAM (“RAM Note”). The Company paid principal of $6,745 and interest of $7,255 on the RAM Note as required by the forbearance agreement. RAM has agreed to forbear from making a demand on the Company for payments of the note principal and interest for a period of two (2) years from the date of the SPA. RAM is entitled to receive Accelerated Payments as defined below. During 2013 and 2012, the Company recognized interest expense of $3,264 and $3,799, respectively. At September 30, 2013 and 2012, WRC owes RAM $19,949 and $30,684, respectively, for principal and interest and interest thereon. David A. Grady, a former Director is affiliated with RAM. At the Company’s Annual Meeting of Shareholders in June 2013 Mr. Grady was not re-elected to serve as a Director.

Jacobs Trust

On January 12, 2011, the Revocable Trust Created by Ian B. Jacobs under Agreement dated November 25, 1999(“RTCIBJ”), an unrelated entity, loaned the Company $60,000. The note required monthly payments of principal and interest (5.5%) totaling $2,645. In January 2012, the Company entered into an amended and restated note with a maturity date of March 12, 2012. The Company paid the principal balance and interest due on the note in full during March 2012. In connection with this loan, the Company issued warrants for the purchase of 500,000 shares of Common Stock at a purchase price of $0.15 per share. The warrants expire on December 31, 2015. In recording the transaction, the Company allocated the value of the proceeds to the note and the warrants based on their relative fair values. The fair value of the warrants was determined using the Black-Scholes valuation model using the following assumptions: a contractual term of 5 years, risk free interest rate of 1.99%, dividend yields of 0%, and volatility of 163%. The allocated value of the warrants was $33,337 and such amount was recorded as a discount on the note. The Company recognized contractual interest expense of $1,020 during 2012. The discount was amortized over the life of the note and $7,397 is included in interest expense during 2012.

Premium Finance Agreements

During November 2011, the Company entered into a premium finance note payable for $19,652 (interest rate of 12.4%) to finance certain insurance premiums. The Company was required to make monthly payments of principal and interest of $1,899. The balance of the Note at September 30, 2012 was $1,380. The note matured on October 1, 2012.

During November 2012, the Company entered into a premium finance note payable for $17,808 (interest rate of 8.75%) to finance a portion of certain insurance premiums. The Company was required to make monthly payments of principal and interest of $2,052. The note had a maturity date of August 1, 2013, and the note was fully paid prior to September 30, 2013.

During April 2013, The Company entered into a premium finance note payable for $34,985 (interest rate of 7.4%) to finance a portion of certain Directors’ and Officers’ insurance premiums. The note has a maturity date of December 21, 2013, and requires monthly payments of principal and interest of $3,887. As of September 30, 2013 the balance on the note was $11,519.

CAMI Notes

Pursuant to Paragraph 5.1 of the Agreement and Plan of Merger between Clean Age Minerals, Inc. (“CAMI”) and Strategic Minerals, Inc. (“SMI”), and the Company dated September 19, 2000, obligations of CAMI to certain officers, directors and third parties were to have been satisfied by SMI or the Company within one (1) year of the merger. The indebtedness totaled $514,881 (including the Martin Debt and the Haessler Debt as defined below) and was evidenced by notes dated September 19, 2000 (“CAMI Notes”). The CAMI Notes were due and payable on or before September 18, 2001, and provide for interest at the rate of 8% per annum and repayment of such notes and interest thereon is guaranteed by Daleco Resources Corporation (“DRC”).

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

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

Carl Haessler. As of September 30, 2012, the amounts owed to Mr. Haessler, a Director at that date, consisted of principal of $83,478 and accrued but unpaid interest of $80,359 for a total of $163,837 (“Haessler Debt”). As a condition of the $1,500,000 capital stock purchase by FEI and DTE in March 2013 pursuant to that certain Stock Purchase Agreement dated March 25, 2013 (“SPA”), Mr. Haessler entered into a forbearance agreement with DRC providing for no payment to him on the Haessler Debt and his agreement to forbear from making a demand on DRC for payment of the remaining Haessler Debt for a period of two (2) years from the date of the SPA. Mr. Haessler is entitled to receive accelerated payment of his debt should the Company, among other things, (i) have net income, (ii) sell equity securities, (iii) sell assets in excess of stated amounts and/or (iv) if the Company permits an Event of Default (as defined in the respective agreements) (“Accelerated Payments”). At September 30, 2013, the Haessler Debt totals $170,515. At the Company’s Annual Meeting of Shareholders in June 2013, Mr. Haessler was not re-elected to serve as a Director. During each of 2013 and 2012, the Company recognized interest expense of $6,678.

Alice Haessler. As of September 30, 2012 the debt owed to Alice Haessler amounted to $20,000 in principal and accrued but unpaid interest of $19,253 for a total of $39,253. Under the terms of the agreement dated March 25, 2013, with Alice Haessler, Mrs. Haessler received $20,000 in cash and 50,000 shares of Common Stock in full settlement of the obligation owed to Alice Haessler. The Company valued the stock at $5,500 based on the closing price of $0.11 per share. The Company recognized $16,528 as gain on debt forgiveness as a result of such settlement. Carl Haessler is the conservator for Alice Haessler. At the Company’s Annual Meeting of Shareholders in June 2013, Mr. Haessler was not re-elected to serve as a Director.

Herbert L. Lucas. As of September 30, 2012, the amounts owed to Mr. Lucas consisted of $153,530 in principal and accrued but unpaid interest totaled $147,793 for a total of $301,323 (“Lucas Debt”). As a condition of the $1,500,000 capital stock purchase by FEI and DTE in March 2013 pursuant to the SPA, Mr. Lucas entered into a forbearance agreement with DRC providing for payment to Mr. Lucas of $30,100 (interest) of the Lucas Debt and his agreement to forbear from making a demand on the Company for payment of the remaining Lucas Debt for a period of two (2) years from the date of the SPA. Mr. Lucas is entitled to receive Accelerated Payments. At September 30, 2013, the Lucas Debt totals $283,505.

Robert Martin. As of September 30, 2012, the amounts owed to Mr. Martin, a Director and President of CAMI, included a CAMI Note with a principal balance of $134,811 and accrued but unpaid interest of $129,773. As of September 30, 2012, the Company also owed Mr. Martin $245,835 in salary and $19,051 in unpaid reimbursable business expenses. These amounts contain no accrued interest. As of September 30, 2012, the Company was indebted to Mr. Martin in the aggregate amount of $529,470 (“Martin Debt”). As a condition of the $1,500,000 capital stock purchase by FEI and DTE in March 2013 pursuant to the SPA, Mr. Martin entered into a forbearance agreement with DRC providing for payment to Mr. Martin of $53,500 (reimbursable expenses of $19,051 and interest of $34,449) of the Martin Debt and his agreement to forbear from making a demand on the Company for payment of the remaining Martin Debt for a period of two (2) years from the date of the SPA. Mr. Martin is entitled to receive Accelerated Payments. At September 30, 2013, the Martin Debt totals $486,755. During each of 2013 and 2012, the Company recognized interest expense of $10,785.

Robert A. Nolind. As of September 30, 2012, the amounts owed to Mr. Nolind consisted of principal of $49,124 and accrued and unpaid interest of $47,288 for a total of $96,412 (“Nolind Debt”). As a condition of the $1,500,000 capital stock purchase by FEI and DTE in March 2013 pursuant to the SPA, Mr. Nolind entered into a forbearance agreement with DRC providing for payment to Mr. Nolind of $9,600 (interest) of the Nolind Debt and his agreement to forbear from making a demand on the Company for payment of the remaining Nolan Debt for a period of two (2) years from the date of the SPA. Mr. Nolind is entitled to receive Accelerated Payments. At September 30, 2013, the Nolind Debt totals $90,742.

As of September 30, 2013, the Company was in default in the payment of principal and interest thereon of $32,171 in respect to the balance of the CAMI notes payable which are not subject to forbearance agreements.

At September 30, 2013, the outstanding balance of the CAMI Notes Payable aggregated $435,943 and accrued but unpaid interest and accrued late fee of $426,762.

EV&T Note and Fees and Expenses

On September 30, 2005, but effective as of September 1, 2005, DRC entered into a Settlement Agreement with and issued a note (‘EV&T Note”) to its counsel, Ehmann, Van Denbergh & Trainor, P.C. (“EV&T”) (see Note 7) to resolve and deal with the Company’s outstanding legal fees. As of September 1, 2005, the Company owed EV&T $825,355 for services performed, costs and expenses (“EV&T Debt”). Under the Settlement Agreement, the Company paid EV&T $25,355 and entered into a three (3) year note for the remainder of the Debt. The EV&T Note issued pursuant to the Settlement Agreement provides for the note to earn interest at the rate of five percent (5%) per annum on the outstanding balance from time to time. The EV&T Note is to be repaid in 35 monthly installments of $13,000, commencing on October 1, 2005, with the remainder due and payable on August 1, 2008, pursuant to the terms of the Settlement. In April 2007, the Company defaulted in respect to payments required by the Settlement Agreement. As a result of the default and EV&T’s demand for full payment, the interest rate increased from 5% to 12% and the full amount of the EV&T Note and unpaid interest became due and payable.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

As of September 30, 2012, the outstanding balance of the EV&T Note was $567,213 and accrued but unpaid interest totaled $499,765 through that date.

Effective March 15, 2013, DRC and EV&T entered into a forbearance agreement in respect to amounts owed to EV&T for the EV&T Note, services performed and interest thereon. EV&T agreed with the Company that its outstanding fees and expenses and amounts due on the EV&T Note as of September 30, 2012 were $1,224,464 after payment of $114,000 at the time of entry into the forbearance agreement. DRC paid $114,000 to EV&T as required by the forbearance agreement. EV&T is entitled to receive Accelerated Payments as defined above. Should the outstanding balances due and owing EV&T not be paid in full within the two year term of the forbearance agreement, the original terms of the EV&T Note calling for payment of interest of 12% per annum on the outstanding debt will govern the Company’s obligations to EV&T.

As of September 30, 2013, the outstanding principal and interest on the EV&T Note is $1,202,318. EV&T has not waived its claim in any respect but agreed to the terms and provisions of the Forbearance Agreement.

Additionally, at September 30, 2013 and 2012, the Company owed EV&T $213,040 and $271,791, respectively, for current services performed and interest thereon and such amounts are included in trade accounts payable.

First Citizens Bank

During November 2008, the Company entered into a loan from First Citizens Bank for $75,000 with a maturity date of November 18, 2013. The interest rate was 3.72% at September 30, 2011. Consistent with the provisions of the Note, the Company made monthly payments of principal of $1,250 plus interest. At September 30, 2011, the balance of the Note was $30,454. The loan was secured by certain personal assets of Dov Amir, a former Director of the Company. During April 2012, the Board and Audit Committee approved and the Company paid the entirety of the principal and interest due First Citizens Bank. Certain assets of Amir (“Amir Assets”) were pledged as collateral for the Company’s note payable to First Citizens Bank. Thus, the Company has fulfilled its obligation of a provision of the Convertible Note Payable to Amir regarding the Amir Assets (see below).

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

In connection with the issuance of the shares of Common Stock, the Company recognized $12,579 as interest expense in 2011. Such amount was determined based on the fair value of the Company’s Common Stock in comparison to the conversion price on the date of the issuance of the shares. As a result of the full vesting of the option granted to Amir in December 2009, the Company recognized $20,900 of stock-based compensation expense during 2011. As a result of granting the conversion rights relating to the note, the Company recognized $46,938 as a discount on the note resulting from the beneficial conversion feature and such discount is being amortized through the maturity date of the note. The discount was determined based on the fair value of the Company’s Common Stock in comparison to the conversion price on the date of the note.

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

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

On May 3, 2013, the Company paid cash of $70,000 and issued 498,000 shares of Common Stock in full satisfaction of all amounts due Amir pursuant to the note. The Company estimates the value of the cash and shares of Common Stock (at $0.17 per share) at $154,660. The balance due on the note, net of unamortized discount, was $250,462 on May 3, 2013. Accordingly, the Company recognized $95,802 as gain on debt forgiveness as a result of such full satisfaction of the note.

The discount was being amortized over the life of the note and $4,177and $21,731 are included in interest expense during 2013 and 2012, respectively. Such amortization for 2012 includes $12,939 as a result of the repayment of a portion of the debt as discussed above.

7.25% Convertible Debentures

In June 2009, the Company commenced a private placement of up to $500,000 of 7.25% Convertible Debentures (the “Debentures”). The Debentures are convertible at a conversion price equal to the greater of either $0.14 per share or an amount equal to 80% of the average of the closing bid and ask prices of the Common Stock for the 5 trading days immediately preceding the conversion date. The Debentures are five (5) year instruments maturing on July 30, 2014, bearing interest at 7.25 % per annum on the balance outstanding from time to time. Interest commences to accrue immediately upon issuance of the Debentures and will be paid quarterly on each September 30, December 31, March 31 and June 30 for which the Debentures are outstanding. Payment of principal over a three-year period will commence on September 30 following the second anniversary of the closing date of the offering. The Company closed the offering period for the Debentures in January 2012.

As of September 30, 2011, Debentures totaling $45,000 were outstanding. No Debentures were issued or converted during 2013 and 2012.

During 2013 and 2012, the Company recognized contractual coupon interest of $3,263 and $3,271, respectively, and amortization of the discount of $2,471 and $2,477, respectively. Such amounts are included in interest expense. The effective interest rate for 2013 and 2012 was approximately 13%.

A Director (Maxwell) owns all of the outstanding Debentures at September 30, 2013. The principal amount of the Debentures ($45,000) exceeds the if-converted value of the Debentures at September 30, 2013 by approximately $10,000.

The Company has defaulted on its obligation to pay principal and interest on the Debentures and the Debentures are classified as a current liability in the accompanying consolidated balance sheets at September 30, 2013 and 2012.

As a condition of the $1,500,000 capital stock purchase by FEI and DTE in March 2013 pursuant to the SPA, Mr. Maxwell entered into a Forbearance Agreement in respect to all principal and interest owed and owing to the Director in respect to the Debentures. The Company paid interest due on the Debentures of $9,487 to the Director as required by the forbearance agreement. Such Director has agreed to forbear from making a demand on the Company for payment of the Debentures for a period of two (2) years from the date of the SPA. Mr. Maxwell is entitled to receive Accelerated Payments as defined above.

As of September 30, 2013 and 2012, accrued but unpaid interest totaled $1,689 and $7,913, respectively.

Scheduled Maturities of Long-term Debt

There is no debt outstanding which is classified as long-term debt at September 30, 2013. See Note 11 regarding the accrued bonus expense of $457,944 which is payable in August 2015.

7.	RELATED PARTIES

Legal Services

General Counsel

On April 1, 2013, pursuant to the SPA, the Company entered into an agreement with a law firm for an attorney to perform corporate governance and securities law services for and representation of the Company for a flat fee of $5,000 per month. Such attorney became the Secretary of the Company in August 2013.

Other Counsel

The principal of EV&T is a shareholder of the Company. See EV&T Note and Fees and Expenses as discussed in Note 6.

7.25% Convertible Debentures

See Note 6 in respect to the 7.25% Convertible Debentures owned by a Director (Maxwell).

Purchase of Common Stock and Warrant

On June 15, 2013, Mr. Maxwell, a Director, purchased 1,250,000 shares of Common Stock and a warrant to purchase 400,000 shares of Common Stock for $125,000. Such purchase was made pursuant to the Company’s 2013 Private Placement (see Note 1). The warrant has an exercise price of $0.50 per share. The warrant expires on January 16, 2018. The Company determined the fair value of the warrant to be $36,795 using the Black-Scholes valuation model.

Notes Payable - Related Parties

Maxwell - As a condition of the $1,500,000 capital stock purchase by Far East Investments, LLC and DTE Investment, Ltd. in March 2013 pursuant to that certain Stock Purchase Agreement dated March 25, 2013 (“SPA”), Mr. Maxwell entered into a forbearance agreement with DRC in respect to all principal and interest owed and owing to the Director by DRC in respect to the $60,000 note payable to such Director (“Maxwell Note”) and DRC paid interest of $1,813 on the Maxwell Note to the Director in connection with the requirement contained in the forbearance agreement. Such Director has agreed to forbear from making a demand on DRC for payments of the Maxwell Note for a period of two (2) years from the date of the SPA. Mr. Maxwell is entitled to receive Accelerated Payments as defined in Note 6. At September 30, 2013 and 2012, DRC owes Mr. Maxwell $69,587 and $68,250, respectively, for principal and interest thereon.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

Grady – See Note 6 in respect to the note payable to Real Assets Management, LLC.

CAMI Notes Payable

See Note 6 in respect to Messrs. Haessler and Martin.

Marketing Agreement

In connection with the SPA, the Company entered into an Exclusive Sales Agency and Marketing Agreement with FEI (“Marketing Agreement”) with a term of 18 months. The Marketing Agreement grants to FEI the right to act as the Company’s exclusive marketing and sales agent for natural resources products produced, mined and/or sold by the Company, excluding the Company’s ZeoSure products (see Note 4), in Asia excluding the nation of India. From April 2013 to September 2013, in connection with the Marketing Agreement, the Company paid $60,000 to Far East Investments (USA) LLC, an affiliate of FEI. Through September 30, 2013, no sales transactions relating to the Marketing Agreement had occurred.

Employment Agreements

See Note 11 concerning current and former employment agreements.

Certain Personal Loans

During March 2012, the Audit, Compensation and Nominating and Governance Committees of the Board of Directors (“Board”) (collectively, “AC&N Committees”) became aware of personal loans entered into in September 2005 totaling in excess of $400,000 from Amir, a former director/officer of the Company, to four individuals. It is the understanding of the AC&N Committees (based on oral representations of Mr. Amir) that (i) the proceeds of such loans were used to fund the exercise in September 2005 of options (granted to such individuals in September 2000) to purchase shares of Common Stock (at $0.25 per share); (ii) two of such individuals are current employees of the Company (one of which is the President/CFO and a Director); (iii) one of such individuals is a former employee of the Company; (iv) one of such individuals, a shareholder, is serving as counsel (EV&T) to the Company (see Note 6); (v) the sole collateral for each of the loans is the Common Stock acquired by each individual upon the exercise of each option; and (vi) there is no agreement between Amir and such individuals regarding their voting rights related to the Common Stock owned by such individuals and Amir.

Other Haessler Activity

During May 2012, Carl Haessler, a then-Director, elected to convert 10,000 shares of Series B 8% Cumulative Convertible Preferred Stock into 80,000 shares of Common Stock at the conversion rate of $1.25 per share of Common Stock. Also, Mr. Haessler accepted 73,854 shares of Common Stock as satisfaction for any and all dividends due him ($92,318 of which $88,319 were accrued) in respect to his direct holdings of 30,000 shares of Series B 8% Cumulative Convertible Preferred Stock through the date of the conversion of 10,000 of such shares.

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

Directors

On May 1, 2013, the Board appointed Li Chi Kong, owner/officer of DTE, and Grant Lin, owner/officer of FEI, to the Board of Directors to fill Board member vacancies. At the Company’s Annual Meeting of Shareholders in June 2013 (the “2013 Annual Meeting”), Messrs. Kong, Lin, Martin, Maxwell, Novinskie and Parrish were elected to serve as Directors until the Company’s 2014 Annual Meeting of Shareholders. At the 2013 Annual Meeting, Messrs. Grady and Haessler were not re-elected to serve as Directors.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

8.	COMMITMENTS AND CONTINGENCIES

See Note 2 - Investor Relations Firm Consulting Agreement.
See Note 7 – Marketing Agreement.
See Note 12 – Litigation.

On April 1, 2013, pursuant to the SPA, the Company entered into an agreement with a law firm for an individual to perform corporate governance and securities law services for and representation of the Company for a flat fee of $5,000 per month.

CAPI is the lessee under a 5,200 acre lease containing zeolite located in Texas. The lease terms call for royalty payments of $3.00 per ton of zeolite removed from the property with a minimum royalty of $30,000 per year which is due annually through November 2014. The Company can extend the lease for eight successive periods of ten years each. CAPI has the option to terminate the annual royalty payments by paying a lump sum of $400,000. During each of 2013 and 2012, the Company paid the minimum royalty of $30,000.

CAPI owns 17 placer mining claims on 2,720 acres and 8 Lode claims covering 160 acres, all located in New Mexico, encompassing its Sierra Kaolin deposit.  The Federal mining claims are burdened by a royalty interest of 7% of net proceeds derived from mining operations. TPA paid $20,160 to the Bureau of Land Management (“BLM”) during each of 2013 and 2012 to maintain CAPI’s Federal mineral claims. Such payment by TPA was in accordance with the provisions of the Restated Development and Operating Agreement with the Company.

CAPI owns 11 placer mining claims (Three Creek) covering approximately 220 acres of zeolite located in Utah. During each of 2013 and 2012, the Company paid $6,160 to the Bureau of Land Management to maintain its federal mining claims.

In February 2010, the Company entered into a License Agreement concerning two US method patents for the treatment of wastewaters.  During 2013 and 2012, the Company paid the $12,000 annual payment.

As discussed in Note 1, as of September 30, 2013, the Company and certain of its subsidiaries were in default of various obligations and certain debt obligations classified as current liabilities in the accompanying balance sheet. The Company has not accrued a provision for any costs or expenses for which it might be liable pursuant any provision which might be included in the agreements underlying such defaulted obligations in the event a party to such agreement commences an action to collect amounts due such party. Certain of the obligations on which the Company has defaulted are addressed by forbearance agreements and amendments to employment contracts (see Notes 6 and 11).

Lease Commitments

At September 30, 2013, the Company leases one office location and certain office equipment. The terms of all of the leases are for less than one year. Rent expense has been recorded in general and administrative expenses as $85,377 and $78,083 for 2013 and 2012, respectively.

The Company leases, on a monthly basis, a compressor used in oil and gas operations. Rent expense has been recorded in lease operating expenses $9,888 during each of 2013 and 2012. Such rent expense represents the Company’s portion attributable to its working interest in the natural gas well serviced by the compressor.

Future Abandonment Costs and Asset Retirement Obligations

See Note 2.

Mineral Supply Requirements

The Company sells one of its CA Series Products under the tradename ReNuGen™ which is used in wastewater treatment facilities pursuant to an oral agreement with the purchaser. Shipments totaled 5 tons for each of 2013 and 2012.

On July 3, 2012, CAMI entered into an operating agreement for ZLLC as discussed in Note 4 to develop products utilizing CAPI’S Clinoptilolite zeolite mineral. Other than seeking initial capital, ZLLC had no activity through September 30, 2013, and has no material supply commitments.

At September 30, 2013, the Company has no agreements that contain minimum material supply requirements.

Purchase Commitments

At September 30, 2013, the Company had no purchase commitments.

Potential Accelerated Payments of Debt and Other Obligations

See Note 1.

9.	CAPITAL STOCK

At the Company’s Annual Meeting of Shareholders in June 2013, the shareholders approved, among other things, the following:
⋅	An increase in the authorized shares of Common Stock from 100 million shares to 150 million shares, and
⋅
An increase in the number of shares of Common Stock reserved for issuance pursuant to the Independent Directors Non-qualified Stock Option Plan of the Company form 800,000 shares to 1.6 million shares and to extend the period during which grants may be made.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

The Articles of Incorporation of the Company provide for authorized capital stock of 150,000,000 shares of common stock, par value $0.01 per share, and 20,000,000 shares of preferred stock, par value $0.01 per share. No Series A Preferred shares are outstanding at September 30, 2013 and no such shares were issued or outstanding during 2013 and 2012. The 8% Cumulative Convertible Preferred Stock with a stated value of $10 per share (“Series B Preferred Stock”) was issued in the acquisition of Clean Age Minerals, Inc. in September 2000. The Series B Preferred Stock can be converted to common stock at 85% of the average closing price of the 5 days before the date of conversion with a minimum amount of $1.25 per share. Thus, at September 30, 2013, the 135,000 shares of Series B Preferred Stock were convertible into 1,080,000 shares of Common Stock.

Further, the shares of Series B Preferred Stock (i) earn dividends at the rate of 8% per annum computed on the basis of a 365 day year, and (ii) have priority in liquidation to the extent of the stated value of $10.00 per share plus any unpaid dividends over any other preferred stock, common stock or any other stock issued after September 19, 2000. At September 30, 2013, the liquidation preference totals $3,392,239 (stated value of $1,350,000 plus arrearages in cumulative dividends of $2,042,239).

During 2013 and 2012, there were no dividend payments (cash or otherwise) in respect to the Common Stock.

Series A Preferred Stock

No shares of Series A Preferred Stock were issued during 2013 and 2012. No shares were outstanding at September 30, 2013, 2012 and 2011. During fiscal 2011, the Company paid $59,338 of dividends on the Company's Series A Preferred Stock by issuing 237,352 shares of Common Stock (see Note 6).

Series B Cumulative Convertible Preferred Stock

No shares of Series B Preferred Stock, par value of $0.01 per share, were issued during 2013 and 2012.

During 2012, 10,000 shares of Series B Preferred Stock were converted into 80,000 shares of Common Stock as discussed in Note 7. During 2013 and 2012, there were no cash dividend payments in respect to the Series B Cumulative Convertible Preferred Stock.

The only dividends paid prior to fiscal 2012 on the Company's Series B Preferred Stock were in shares of Common Stock at the time of conversion of the respective shares of such Preferred Stock into Common Stock.

At September 30, 2011, dividends payable on Series B Preferred shares totaled $1,914,558. As of October 1, 2011, the beginning of fiscal 2012, the Company no longer accrues dividends on the Series B Preferred shares due to the very low probability that the holders of the Series B Preferred shares at September 30, 2011, will elect to convert such shares into shares of Common Stock. Also, the Company is not required to pay dividends by issuing shares of its Common Stock. The Company intends to pay dividends on the Series B Preferred shares when its financial condition makes any such payment appropriate. Accordingly, Preferred Stock Dividends Payable in respect to the Series B Preferred Stock of $1,826,239 at September 30, 2013 and 2012, have been classified as a long-term liability.

During the third quarter of 2012, Carl Haessler, a Director, accepted 73,854 shares of Common Stock as satisfaction for any and all dividends due him ($92,318 of which $88,319 were accrued) in respect to his direct holdings of 30,000 shares of Series B 8% Cumulative Convertible Preferred Stock through the date of the conversion of 10,000 of such shares.

At September 30, 2013 and 2012, the arrearages in cumulative dividends on the Series B Preferred Stock totals $2,042,239 and $1,934,239, respectively, of which $1,826,239 was accrued at each respective date.

Subscriptions Receivable

At September 30, 2011, the notes receivable totaling $576,000 from Messrs. Benediktson and Trynin, as discussed in Note 11, are classified as Subscriptions Receivable. As of September 30, 2012, management of the Company believed that the collection of the principal balance of and interest due pursuant to such notes receivable is in doubt. As of September 30, 2012, the Company changed to the recovery method in accounting for the notes receivable and interest thereon and the principal and interest will be recorded when, and if, collected. Subscriptions receivable and additional paid-in capital were each reduced $576,000 as of September 30, 2012, to reflect the impairment of the notes receivable.

During 2013, the Company entered into a settlement agreement with Mr. Benediktson as discussed in Note 11; thus, at September 30, 2013, the note receivable from Mr. Trynin of $256,000 and accrued interest of $100,331 remain outstanding. As of September 30, 2013, management of the Company believes that the collection of the principal balance of and interest due pursuant to such note receivable is in doubt and are fully impaired and not included in the accompanying consolidated balance sheets.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

Shares Issued and Outstanding:
		Number of
	Number of	Series B
	Common	Preferred
	Shares	Shares

Outstanding at September 30, 2011(1)	48,988,914	145,000
Estate of Eric Haessler (see Note 6)	158,290	-
Dov Amir (see Note 6)	140,000	-
Carl A. Haessler (see Note 7):
Conversion 10,000 shares of Series B 8% Cumulative Convertible Preferred Stock	80,000	(10,000)
Payment in satisfaction of Series B dividend obligation	73,854	-
Outstanding at September 30, 2012 (1)	49,441,058	135,000
2013 Private Placement (see Note 1)	4,110,000	-
FEI/DTE Stock Purchase Agreement (see Note 1)	15,000,000	-
In payment of interest (see Note 6)	50,000	-
Consulting services agreement (see Note 2)	600,000	-
Repayment of convertible note (see Note 6)	498,000	-
Payment of compensation (see Note 11)(2)	600,000	-
Settlement with Benediktson (see Note 11)	2,169,400	-
Outstanding at September 30, 2013 (1) (2)	72,468,458	135,000

(1)
The number of common shares outstanding at September 30, 2011, 2012 and 2013 includes 1,800,000, 1,800,000 and 800,000 shares, respectively, which are pledged as collateral for certain notes due the Company by certain former executive officers (see Note 11).

(2)	The number of common shares outstanding at September 30, 2013 includes 600,000 which are issuable to Mr. Parrish (see Note 11).

Options and Warrants Outstanding

The Company has granted the following options and warrants to purchase common stock:

	Number of Shares	Weighted
	pursuant to	Average
	Options	Price
	and Warrants	per Share
Outstanding at September 30, 2011	5,650,000	$0.20
Employee and director stock options:
Granted	-
Expired (1) (2)	(400,000)	$0.48
Outstanding at September 30, 2012	5,250,000	$0.18
Employee and director stock options:
Granted (3) (4) (5)	1,450,000	$0.13
Expired (3)	(200,000)	$0.06
Stockholder warrants:
Issued (6) (7)	19,644,000	$0.23
Expired	-
Outstanding at September 30, 2013	26,144,000	$0.21

(1)
During fiscal 2007, the Company granted an option for the purchase of 200,000 shares of Common Stock to Richard W. Blackstone, an officer of the Company. The option was exercisable through October 2011, at an exercise price of $0.67 per share. The option expired unexercised during fiscal 2012.

(2)
During fiscal 2007, David A Grady, was granted an option to purchase 200,000 shares of stock at an exercise price of $0.28 per share under the Company’s Non-qualified Independent Director Stock Option Plan. The option expired unexercised during fiscal 2012.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

(3)
In December 2012, David A. Grady was granted an option to purchase 200,000 shares of stock at an exercise price of $0.06 per share under the Company’s Non-qualified Independent Director Stock Option Plan. The fair value of the option was determined to be $11,656 using the Black-Scholes valuation model. At the Company’s Annual Meeting of Shareholders in June 2013, Mr. Grady was not re-elected to serve as a Director; accordingly, the option expired unexercised in accordance with its terms.

(4)
Effective March 25, 2013, the Company granted an option for the purchase of 1.2 million shares of Common Stock to Michael Parrish, Chief Executive Officer of the Company, at an exercise price of $0.14 per share. The option is exercisable through May 21, 2015 and vests 50% on each of May 21, 2013 and 2014. The fair value of the option was determined to be $119,737 using the Black-Scholes valuation model.

(5)
Effective May 8, 2013, the Company granted an option for the purchase of 50,000 shares of common stock to Joseph Sverapa, Vice President of Sales, at an exercise price of $0.20 per share. The option is exercisable through May 2018. The option vests 50% in May 2014 and 25% in each of May 2015 and 2016. The fair value of the option was determined to be $8,878 using the Black-Scholes valuation model.

(6)
On March 25, 2013, in connection with the FEI/DTE Stock Purchase Agreement, the Company issued warrants for the purchase of up to 18 million shares of Common Stock. The FEI/DTE Warrants have a term of five (5) years and may be exercised at a price of $0.20 per share. In the third through fifth years of such term, the exercise price may be satisfied by exchanging Common Stock at the current market price. The FEI/DTE Warrants may be exercised in whole or in part at any time during such term. The fair value of the warrants was determined to be $806,838 using the Black-Scholes valuation model.

(7)
In connection with the 2013 Private Placement through September 30, 2013, the Company has issued warrants for the purchase of 1,644,000 million shares of Common Stock at an exercise price of $0.50 per share. The warrants expire on January 16, 2018. The fair value of the warrants was determined to be $120,983 using the Black-Scholes valuation model.

Stock-Based Compensation

In March 2004, the shareholders of the Company approved the Non-qualified Independent Director Stock Option Plan pursuant to which 800,000 shares of Common Stock are authorized for grants for options. In June 2013, the shareholders of the Company approved an increase in the number of shares of Common Stock reserved for issuance pursuant to the Independent Directors Non-qualified Stock Option Plan of the Company from 800,000 shares to 1.6 million shares and to extend the period during which grants may be made. Each Director eligible for an award under the plan receives an option to purchase 200,000 shares of Common Stock at an exercise price equal to the average of the bid and asked closing prices for the Company’s Common Stock for the five trading days immediately preceding the date of the award. These option rights vest over a three-year period (but only while the recipient is a Director) - 100,000 shares on the first anniversary date and 50,000 shares on each of the second and third anniversary dates. The options expire five (5) years after issuance. In 2011, Charles T. Maxwell was awarded an option to purchase 200,000 shares of Common Stock at an exercise price of $0.22 per share. In 2007, David A. Grady was elected to the Board of Directors and was awarded an option to purchase 200,000 shares of Common Stock at an exercise price of $0.28 per share (such option expired unexercised in 2012). In 2010, Lord John Gilbert was awarded an option to purchase 200,000 shares of Common Stock at an exercise price of $0.21 per share. As of September 30, 2013, two options to purchase a total of 400,000 shares of Common Stock have been awarded to Directors and remain unexercised at that date.

No options to purchase shares of Common Stock were granted during 2012. Options to purchase 1,450,000 shares of Common Stock were granted during 2013. Options to purchase 400,000 and 200,000 shares of Common Stock expired during 2012 and 2013, respectively. Options to purchase 2,700,000 shares of Common Stock outstanding as of September 30, 2013, are held by officers, directors and employees of the Company (“Insiders”). The exercise prices for the options held by Insiders at September 30, 2013, range from $0.14 per share to $0.22 per share (average exercise price of $0.18 per share).

In accordance with ASC 718, the Company recorded stock-based compensation expense for 2013 and 2012 of $148,109 and $97,326, respectively, relating to stock options granted to Insiders. Such expense is included in general and administrative expenses. No tax benefit has been recognized. Compensation costs are based on the fair value at the grant date. The fair value of the options has been estimated by using the Black-Scholes option-pricing model with the following assumptions: risk free interest rates between 0.24% and 2.43%: expected life of two to five years; and expected volatility between 37% and 236%.

At September 30, 2012, there were 2,150,000 shares of Common Stock underlying options unexercised (weighted-average exercise price of $0.22 per share) of which 650,000 shares underlying options were not vested (weighted-average exercise price of $0.22 per share; weighted-average grant-date fair value of $0.21 per share).

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

The following table summarizes information about options to purchase Common Stock outstanding as of September 30, 2013:

	Number of	Weighted-	Weighted-	Number of	Weighted-
	Shares	Average	Average	Shares	Average
Exercise	Underlying	Exercise	Remaining	Underlying	Exercise
Price per	Options	Price per	Life	Options	Price per
Share	Unexercised	Share	(Years)	Exercisable	Share
$0.14-$0.22	3,400,000	$0.19	1.73	2,512,500	$0.20

No options to purchase shares of Common Stock were granted during fiscal 2012. Options to purchase 1,450,000 of Common Stock were granted during fiscal 2013 (weighted-average exercise price of $0.13 per share; weighted-average grant-date fair value of $0.10 per share). At September 30, 2013, there were 887,500 shares of Common Stock underlying options that were not vested and the weighted-average grant-date fair value of such options was $0.12 per share.

At September 30, 2013, there was $73,555 of total unrecognized compensation cost related to non-vested share-based compensation awards. The cost is expected to be recognized over a weighted-average period of 1.1 years. The total fair value of shares vested during the years ended September 30, 2013 and 2012 was $148,109 and $97,326, respectively.

Warrants

At September 30, 2013 and 2012, warrants for the purchase of 22,744,000 and 3,100,000 shares of common stock, respectively, are outstanding; the average exercise price of such warrants was  $$0.22 and $0.15 per share, respectively.

Financing Sources

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

Engineering Consultant

On April 26, 2011, the Company granted a warrant for the purchase of 100,000 shares of Common Stock to an engineering consultant to the Company. The warrant is exercisable through April 25, 2016, at an exercise price of $0.22 per share. The fair value of the warrant was determined to be $20,691 using the Black-Scholes valuation model.

FEI/DTE Stock Purchase Agreement

On March 25, 2013, in connection with the FEI/DTE Stock Purchase Agreement, the Company issued warrants for the purchase of 18 million shares of Common Stock. The FEI/DTE Warrants have a term of five (5) years and may be exercised at a price of $0.20 per share. In the third through fifth years of such term, the exercise price may be satisfied by exchanging Common Stock at the current market price. The FEI/DTE Warrants may be exercised in whole or in part at any time during such term. The fair value of the warrants was determined to be $806,838 using the Black-Scholes valuation model.

2013 Private Placement

In connection with the 2013 Private Placement through September 30, 2013, the Company has issued warrants for the purchase of 1,644,000 million shares of Common Stock at an exercise price of $0.50 per share. The warrants expire on January 16, 2018. The fair value of the warrants was determined to be $120,983 using the Black-Scholes valuation model.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

10.	INCOME TAXES

At September 30, 2013 and 2012, the Company has current federal and state taxes payable of $192,427 and no deferred tax asset or liability. The income tax liabilities arose primarily from alternative minimum tax for fiscal 2004. The Company has accrued and unpaid interest of $77,331 and $92,531 at September 30, 2013 and 2012, respectively, for interest related to the federal and state income taxes. Interest expense related to tax liabilities of $15,600 and $13,050 for 2013 and 2012, respectively, is included in interest expense in the accompanying consolidated statements of operations.

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

The Company accounts for income taxes in accordance with FASB ASC Topic 740, “Income Taxes”. ASC 740 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at September 30, 2013, operating loss carryforwards of approximately $24 million, which may be applied against future taxable income and will expire in various years through 2028. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined at this time. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards; therefore, no net deferred tax asset has been recognized. No potential benefit of these losses has been recognized in the financial statements. The company may be subject to IRC code section 382 which could limit the amount of the net operating loss and tax credit carryovers that can be used in future years.

The Company files income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2010.

The income tax effects of timing differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at September 30, 2013 and 2012 are as follows:

	2013	2012
Net operating loss carryforwards	$8,373,451	$7,650,904
Basis differences in property and equipment	(2,854,183)	(2,854,183)
Impairment of prepaid mineral royalties	188,733	-
State income taxes	37,233	37,233
Bonus expense	160,280	480,841
Interest Expense	403,469	384,804
Salary expense	242,130	336,572
	6,551,113	6,036,171
Less valuation allowance	(6,551,113)	(6,036,171)
Deferred tax expense (benefit)	$-	$-

Below is a reconciliation of the reported amount of income tax expense attributable to continuing operations for the year to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax loss for 2013 and 2012:

	2013	2012
Income tax benefit computed at the statutory Federal income tax rate	(35)%	(35)%
Decrease (increase) due to permanent differences	(16)%	(68)%
Use of net operating loss carryforward	-%	18%
Change in valuation allowance	51%	85%
Effective income tax rate	0%	0%

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

Included in the table below are the components of income tax expense for 2013 and 2012:

	2013	2012
Current income tax expense (benefit)	$-	$-
Deferred income tax expense (benefit)	(514,942)	505,556
Valuation allowance	514,942	(505,556)
Total income tax expense (benefit)	$-	$-

11.	EMPLOYMENT CONTRACTS AND COMMITMENTS

Benediktson and Trynin

In August 2005, the Company entered into employment contracts with Stephan V. Benediktson as Chief Executive Officer of the Company and Nathan Trynin as Executive Vice President. The employment contracts contain bonus provisions tied to the performance of the Company's stock. Mr. Benediktson and Mr. Trynin were given the right to acquire 1 million and 800,000 shares, respectively, of common stock of the Company at $0.37 per share - the average of the bid and ask closing price for the five trading days prior to the effective dates of their contracts. Each party exercised that right in September 2005. Mr. Benediktson and Mr. Trynin paid $90,000 in cash and entered into notes with the Company totaling $576,000 to cover their purchase of the stock offered by their employment agreements. The notes earn interest at the prime rate of interest charged from time to time by the PNC Bank, Philadelphia, Pennsylvania. The notes, as amended in fiscal 2010 (the “Amended Notes Receivable”), mature in August 2015. The Company holds respective shares of its common stock as collateral for the notes. The notes have recourse only to the collateral and the stock will not be released and until their notes are satisfied in full in accordance with their terms. Interest due pursuant to these notes totaled $207,025 at September 30, 2012. As of September 30, 2012, management of the Company believed that the collection of the principal balance of and interest due pursuant to such notes receivable is in doubt. As of September 30, 2012, the Company changed to the recovery method in accounting for the notes receivable and interest thereon, and the principal and interest will be recorded when, and if, collected. This change to the recovery method resulted in the recognition of $207,025 as an impairment of the interest receivable at September 30, 2012. The principal balance of the notes receivable ($576,000) was previously reflected as subscriptions receivable. Subscriptions receivable and additional paid-in capital were each reduced $576,000 as of September 30, 2012, to reflect the impairment of the notes receivable. During 2013, the Company entered into a settlement agreement with Mr. Benediktson as discussed below; thus, at September 30, 2013, the note receivable from Mr. Trynin of $256,000 and accrued interest of $100,331 remain outstanding. As of September 30, 2013, management of the Company believes that the collection of the principal balance of and interest due pursuant to such note receivable is in doubt and are fully impaired and not included in the accompanying consolidated balance sheets.

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

On August 28, 2013, the Company entered into a Securities Exchange and Settlement Agreement (the “SESA”) with Mr. Benediktson. Pursuant to the SESA, the parties have agreed to settle all obligations between them. The Company (i) issued 2,169,400 shares of the Company’s common stock and (ii) released from escrow the 1 million shares of the Company’s common stock which were collateral for a note receivable from Mr. Benediktson. Such settlement resulted in reductions of $915,887 of accrued bonus expense due to Mr. Benediktson, $37,448 of accounts receivable due from Mr. Benediktson and the principal balance of and interest due pursuant to a certain note receivable from Mr. Benediktson ($444,559). The principal balance and interest thereon was impaired as discussed above. Accordingly, the Company did not recognize any gain or loss as a result of the settlement of all obligations between the parties.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

A provision of the Agreement requires that the Company shall not make any public announcement or statement concerning the Agreement other than that which the Company is required to disclose on Form 8-K and other filings with the Securities and Exchange Commission.

At September 30, 2013, the Company owes $457,944 to the estate of Mr. Trynin for his respective portion of the bonuses granted in August 2007 as discussed above which is payable in August 2015.

Blackstone

At September 30, 2013 and 2012, the Company owed Richard W. Blackstone, an officer of the Company, $133,453 and $187,403, respectively for services provided to the Company and such amounts are included in accounts payable in the accompanying consolidated balance sheets. These amounts contain no accrued interest. In October 2006, the Company entered into an Employment Agreement with Mr. Blackstone. Mr. Blackstone currently serves as Vice President, Chief Accounting Officer and Assistant Secretary. Under the terms of the Agreement, in addition to his base salary, Mr. Blackstone was granted an option to purchase 200,000 shares of Common Stock at an exercise price ($0.67 per share) equal to the then market price of the Company’s Common Stock. The option expired unexercised in October 2011. The employment agreement was amended in September 2009. Mr. Blackstone’s Employment Contract has been extended until October 2014 in accordance with its terms. The Company has defaulted on its obligation to pay such amounts to Mr. Blackstone. As part of the forbearance requirements of the SPA and a condition precedent thereto, the Company entered into the Second Amendment to Employment Agreement with Mr. Blackstone (“Blackstone Agreement”). The Blackstone Agreement provides for (1) the payments due Mr. Blackstone for services for the months of December 2012, January and February 2013; (2) a lump sum payment of $40,000 towards the outstanding balance owed Mr. Blackstone under his Employment Agreement; and (3) a provision of the pay down of the remaining balance through monthly payments over two years. Mr. Blackstone is entitled to receive Accelerated Payments as defined in Note 6.

Martin

See Note 6 regarding the forbearance agreement with Mr. Martin, a Director and President of CAMI. As of September 30, 2013, the Company owed Mr. Martin $245,835 for salary related to a prior employment agreement. As of September 30, 2013, the Company has paid the reimbursable expenses of $19,051.

Novinskie

Under the terms of Mr. Novinskie’s employment agreement, Mr. Novinskie, currently the President, Chief Financial Officer and a Director of the Company, was to have received a cash bonus of $25,000 as of September 30, 2002. This bonus was not paid. As of September 30, 2012, the Company owed Mr. Novinskie $362,292 in salary and $25,000 in bonuses. As of September 30, 2013, the Company owed Mr. Novinskie $319,792 in salary and $25,000 in bonuses. These amounts contain no accrued interest.

As part of the forbearance requirements of the SPA and as a condition precedent thereto, the Company entered into the First Amendment to Employment Agreement with Mr. Novinskie (“Novinskie Agreement”). The Novinskie Agreement provides for a lump sum payment of $42,500 towards the outstanding balance owed Mr. Novinskie under his Employment Agreement and Mr. Novinskie agrees to forbear from making a demand on the Company for payment of the remaining balance due him for a period of two years from the date of the SPA. Mr. Novinskie is entitled to receive Accelerated Payments as defined in Note 6. The Company included $20,000 in compensation expense in 2013 as an estimate of the gross-up for taxes related to the aforementioned lump sum payment.

Parrish

On August 23, 2012, the Company, entered into an agreement with Michael D. Parrish to become the Chief Executive Officer and a director of the Board of Directors of the Company. The initial term of Mr. Parrish’s employment (effective May 18, 2012) expired on November 20, 2012 per its terms. The agreement’s performance targets include the obtainment of at least $1 million of capital from a third party and cash-on-hand on an unrestricted basis in an amount of at least $650,000 by November 1, 2012. The agreement provides for base salary of $100,000 for the six months of the initial term and escalations thereof upon the attainment of certain performance targets as well as renewal provisions. Mr. Parrish was granted an option for the purchase of 1.2 million shares of Common Stock at $0.14 per share contingent upon the attainment of certain performance benchmarks. Such option vests 50% on each of the first and second anniversary dates of the effective date of his employment agreement and expires on the third anniversary date. Further, should certain performance benchmarks be met during the initial year of the agreement, Mr. Parrish shall be awarded 600,000 shares of Common Stock over a six month period issuable on the last day of each such month and the shares shall be valued based on the closing price of the Common Stock on the day before such issuance. During 2012, the Company did not recognize any stock-based compensation expense related to the agreement as the contingencies specified in the agreement had not been met.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

In November 2012, the Employment Contract with Mr. Parrish was renewed. Such contract was orally amended in December 2012 which resulted in a change in his annual base salary.  Effective March 25, 2013, the Company granted (i) 600,000 shares of common stock and (ii) and an option for the purchase of 1.2 million shares of common stock to Mr. Parrish (see Note 9). Pursuant to Section 6.1 of the 2013 SPA, Mr. Parrish’s employment was extended through December 31, 2013. Mr. Parrish and the Compensation Committee of the Board of the Company are in discussions regarding the contract.

As of September 30, 2013, the 600,000 shares of Common Stock granted to Mr. Parrish in March 2013 have not been issued. Such shares are treated as issued and outstanding in the accompanying consolidated financial statements and the Company has recorded $147,000 as compensation expense related to the grant of such shares. Such compensation expense includes $47,000 as an estimate of the gross-up for taxes related to such grant.

Sverapa

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

Other

In addition to the accrued salary expense discussed above, the Company is indebted to certain former officers of the Company for unpaid salaries totaling $47,791 and $57,671 at September 30, 2013 and 2012, respectively.

During fiscal 2013, the Company instituted a 401(k) savings plan which did not provide, during 2013, for any contribution by the Company.

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
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

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

In September 2013, WRC received an enforcement action from the Texas Railroad Commission (“RRC”). Due to the enforcement action, the renewal of WRC’s operator's permit was suspended until such action is resolved.  Certain of WRC’s operated wells continue to pump and oil is stored oil in production tanks. Certain of WRC’s operated wells are not producing as the respective production tanks have reached their capacity limitations. WRC is not permitted to sell oil until its operator’s permit is renewed.  As such, the Company's consolidated revenues for the first quarter of 2014 will be significantly lower than the first quarter of 2013. Depending on the timing of the resolution of the renewal of such permit, the Company's consolidated revenues for the second quarter of 2014 may also be higher or lower than the second quarter of 2013.  Management of the company anticipates the renewal of the operator’s permit to be completed during the second quarter of 2014; however there can be no assurances as to when the renewal of WRC’s operator’s permit will be approved by the RRC and when the sales of oil from WRC’s operated properties will resume. During the first quarter of 2014, WRC’s operated properties in Texas produced 362 net barrels of oil but WRC had no oil sales from such properties. During the first quarter of 2013, WRC’s operated properties in Texas produced 493 net barrels of oil, WRC sold 574 net barrels of oil from such properties and WRC recognized oil revenue of $53,094 from such properties.

Hall Energy, Inc. (“Hall”), an independent petroleum engineering firm, evaluated all of the Company’s proved reserves on a consolidated basis as of September 30, 2013 and 2012. A copy of the summary reserve report is included as Exhibit 99.2 to this Annual Report on Form 10-K. The technical person responsible for preparing our proved reserves estimates meets the requirements with regards to qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Hall does not own an interest in any of our properties and is not employed by us on a contingent basis.

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

All of the reserve estimates are reviewed and approved by the President of the Company. The President of the Company holds a Bachelor of Science degree in Petroleum Engineering from the Pennsylvania State University in Petroleum and Natural Gas Engineering with more than 37 years of experience in preparing reserve reports under the guidelines of the SEC with both major and independent oil and gas entities.

The Company has identified fifteen (15) potential development and redevelopment opportunities associated with its existing leasehold acreage in Texas. The economic viability and development timing of these opportunities has been evaluated in terms of the prevailing market conditions as part of the annual reserve estimates. The development timing is impacted by producing wells as certain acreage is not available to be included in a developmental unit until production from certain currently producing wells becomes uneconomic. Such reserves remain classified as to probable reserves as no progress was made during 2013 and 2012 to convert such reserves to proved developed reserves. The Company believes that the potential for the development of such locations will occur within the next few years as a result of renewed interest in the area of its properties. The prevailing oil price and the development of properties in “resource plays” in the area of the Company’s acreage are major factors contributing to such interest. At September 30, 2013 and 2012, the Company has assigned probable and possible reserves to the fifteen (15) potential developmental locations.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

The following table shows the changes in the Company's proved oil and gas reserves for the year:

	2013		2012
	Crude Oil and	Natural	Crude Oil and	Natural
	Condensate	Gas	Condensate	Gas
	(Barrels)	(MCF)	(Barrels)	(MCF)
Proved Developed and Undeveloped Reserves:
Balance Beginning of Year	26,736	434,381	34,149	342,862
Acquisition of Reserves	-	-	5,166	26,802
Disposition of Reserves	-	-	-	-
Revision of Previous Estimates	(2,203)	(103,212)	(10,467)	99,121
Production for Year	(2,575)	(34,180)	(2,112)	(34,404)
Balance - End of Year	21,958	296,989	26,736	434,381
At End of Year:
Proved Developed Reserves	21,958	296,989	26,736	434,381
Proved Undeveloped Reserves	-	-	-	-

14.	Standardized Measure of Discounted Future Net Cash Flows from Estimated Production OF Proved Oil and Gas Reserves (unaudited)

The standardized measure of discounted future net cash flows from estimated production of proved oil and gas reserves after income taxes is presented in accordance with the provisions of FASB ASC Topic 932, "Extractive Industries – Oil and Gas" (“ASC 932”). In computing this data, assumptions other than those mandated by ASC 932 could produce substantially different results. The Company cautions against viewing this information as a forecast of future economic conditions or revenues. The standardized measure of discounted future net cash flows is determined by using estimated quantities of proved reserves and taking into account the future periods in which they have been projected to be developed and produced. Estimated future production is priced at the average price received for 2013 and 2012 for the amounts at September 30, 2013 and 2012, respectively. The resulting estimated future cash inflows are reduced by estimated future costs to develop and produce the proved reserves. The future pretax net cash flows are then reduced further by deducting future income tax expenses as applicable. The resultant net cash flows are reduced to present value amounts by applying the ASC 932 mandated 10% discount factor.

Standardized Measure of Discounted Future Net Cash Inflows as of September 30, 2013 and 2012:

	2013	2012
Future cash inflows	$3,416,397	$4,369,426
Future production costs	(1,479,190)	(1,690,387)
Future development costs	(17,888)	(9,590)
Future income tax expense*	-	-
Subtotal	1,919,319	2,669,449
Discount factor at 10%	(558,317)	(877,137)
Standardized Measure of Future Net Cash Flows	$1,361,002	$1,792,312

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

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

Summary of Changes in Standardized Measure of Discounted Future Net Cash Flows

	2013	2012
Balance - Beginning of Year	$1,792,312	$2,206,666
Increase (decrease) in future net cash flows:
Sales for the year net of related production costs	(149,341)	(174,070)
Acquisition of reserves in place	-	47,078
Changes in estimated future development costs	(6,246)	9,915
Changes in sales and transfer prices net of production costs related to future production	(454,954)	(618,181)
Change due to revision in quantity estimates and other	-	97,237
Disposition of reserves in place	-	-
Extensions and discoveries net of related costs	-	-
Accretion of discount	179,231	220,667
Balance - End of Year	$1,361,002	$1,792,312

15.	SUBSEQUENT EVENTS

Litigation

At the request of the plaintiffs, the parties have agreed to a continuance to March 2014 regarding the litigation involving DRIOP (see Note 12).

Premium Finance Agreement

During November 2013, the Company entered into a Commercial Premium Finance Agreement for $21,821 to finance certain insurance premiums. The maturity date of the agreement is September 1, 2014, and the interest rate is 7.95%. Consistent with the provisions of the agreement, the Company is required to make monthly payments of principal and interest of $2,262.

Grants of Options to Purchase Common Stock

On November 21, 2013, three Directors (Carter, Porfido and Sobieski) of the Company were each granted an option to purchase 200,000 shares of stock at an exercise price of $0.14 per share under the Company’s Non-qualified Independent Director Stock Option Plan. The options are exercisable through November 2018. The options vest 50% in November 2014 and 25% in each of November 2015 and 2016. The fair value of the options was determined to be $52,449 using the Black-Scholes valuation model. On February 10, 2014, Mr. Porfido resigned from the Board and, accordingly, the option granted to him expired effective with his resignation.

Asset Purchase and Sale Agreement – Certain Oil and Gas Assets

On October 6, 2013 but effective as of September 30, 2013, the Company entered into an Asset Purchase and Sale Agreement (“APA”) pursuant to which the Company agreed to sell its interest in certain oil and natural gas leasehold deep rights for certain properties located in Burleson County, Texas (“Properties”), for cash, subject to adjustment as to any title defect that is not cured within the timeframe permitted by such agreement. On November 5, 2013, the closing date was delayed from November 6, 2013, to December 6, 2013, in accordance with the APA to allow the Company to address title issues raised by the buyer on November 1, 2013. A First Amendment to the APA was entered into on December 5, 2013, extending the “Delayed Closing Date” until December 17, 2013. On December 17, 2013, the parties closed on the sale of 280 net acres attributable to the Company’s interest in the Properties covered by this portion of the transaction. The Company received $448,038 at the closing and will recognize gain in the amount of proceeds received. The oil and natural gas leasehold deep rights that were sold were undeveloped, and as such not income-producing to the Company. On December 16, 2013, a Second Amendment to the APA was entered into by the Company and the Buyer to extend the Delayed Closing Date to January 16, 2014 as to certain Properties to allow the parties to continue to address the Buyer’s concerns about certain issues with the remaining Properties that did not close on December 17, 2013.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

Purchase of Mineral Extraction & Crushing Equipment

On December 16, 2013, the Company entered into an agreement for the purchase of extraction and crushing equipment of its contract operator of the property for $300,000. On January 16, 2014, the Company borrowed $250,000 from Standard Energy Company (“SECO”), an unrelated party, to fund the major portion of the purchase price and closed on the purchase of such equipment. The promissory note (interest at 7%) requires monthly payments of principal and interest totaling $7,719 through December 15, 2016. The note matures on January 15, 2016 and the final payment of principal and interest totals $96,847. The purchased equipment is collateral for the loan. As additional consideration in connection with the borrowing, the Company (i) issued warrants, exercisable through January 15, 2017, for the purchase of 300,000 shares of Common Stock at an exercise price of $0.15 per share and (ii) extended the expiration date to December 31, 2016, of previously issued warrants for the purchase of 500,000 shares of Common Stock at an exercise price of $0.15 per share (see Note 6 - Jacobs Trust; the trustee of RTCIBJ is an affiliate of SECO). The fair values of the warrants and the extension of the previously issued warrants was determined to be $58,924 using the Black-Scholes valuation model. The effective interest rate of the loan is 24%.

Management Evaluation - Management performed an evaluation of Company activity through the date the audited consolidated financial statements were prepared for issuance, and concluded that there are no other significant subsequent events requiring disclosure.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

(a)           Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management must apply its judgment in evaluating the cost–benefit relationship of possible controls and procedures.

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing and as more fully described below,  Management has identified a material weakness in the Company’s internal controls over financial reporting, which we view as an integral part of our disclosure controls and procedures.  Therefore, based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2013.

(b)           Management’s Annual Report on Internal Control Over Financial Reporting

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management has used the framework set forth in the report entitled  Internal Control – Integrated Framework  published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was not effective as of the end of the most recent year.

Management has concluded that the Company did not maintain effective internal controls over financial reporting as of September 30, 2013 as a result of a material weakness in the internal communication and disclosure of a certain regulatory report received by one of the Company’s subsidiaries from the State of Texas, causing a delay in the timely filing of this Form 10-K.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  To remedy this material weakness, the Company has retained legal counsel in Texas to assist in resolving any current and future issues with the State of Texas.  Additionally, the Company has implemented certain metrics which are reviewed monthly by management and the Board of Directors to timely identify potential items requiring disclosure and assist in the timely filing of required SEC reports.  The Company also will increase its oversight of its subsidiaries to include periodic reviews by a responsible party of the websites of the various states in which it operates, for regulatory reports that could impact the financial reporting and disclosures, and report directly to the Chief Executive Officer.

This annual report does not include an attestation report by our registered independent public accounting firm regarding our management’s report on internal control over financial reporting, as SEC rules do not require such an attestation report.

Changes in Internal Control Over Financial Reporting

Except as otherwise discussed herein, there have been no changes in our internal control over financial reporting during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

DIRECTORS

Set forth below is certain information about each of the Directors of the Company as of September 30, 2013, including the name, age, principal occupation, business experience and length of service as a Director of the Company.

Business Experience

Michael M. Carter (41)

Michael M. Carter has been a member of the Board since August 2013 and a member of the Nominating and Governance Committee since September 2013. He has been the CEO and President of BizEquity, the first patented and leading online business valuation service, since 2010.  He has also been the Managing Director of The Musser Group since 2001 where he works with entrepreneurs to help finance, structure and grow companies. He has also founded three technology companies, and served as an executive officer of US Interactive, Inc., a publicly-traded technology services firm, from 1998-2002.  He serves or has served previously on various boards including Arthur Ashe Youth Tennis and Education Board; the board of The Musser Foundation; and has served on the board of the Innovations Committee for the United Way of Pennsylvania; and in the Philadelphia Library technology board. He was awarded B.S. and M.S. degrees from St. Joseph’s University.

Li Chi Kong (53)

Mr. Li has been a member of the Board since May 2013. He has over thirty years of entrepreneurial and leadership experience, having led and created several ventures in China.  For the past ten years, he has been the Chief Executive Officer of DTE Investments Ltd., a natural resources trading company throughout Asia.  Previously, he was a Chinese based real estate developer and serial entrepreneur.  Earlier in his career, he was the senior executive and partner responsible for the creation of the Fanda’s computer manufacturing facility prior to the creation of Lenovo Corporation.

Grant Lin (52)

Mr. Lin has been a member of the Board since May 2013 and a member of the Non-qualified Independent Director Stock Option Plan Committee of the Board since September 2013. He is the Managing Director of Far East Investments, LLC.  He is also founder and owner of V Channel, an interactive TV shopping channel currently broadcasting 24/7 from Los Angeles, CA to the United Kingdom. Previously, he served as CEO of Far East Industrial Stock Co., Ltd China.  He has wide international connections in investing, trading, and manufacturing in Asia, the United States, and the United Kingdom.

Robert E. Martin (85)

Mr. Martin has been a member of the Board since April 2008 and has been a director and the President of Clean Age Minerals, Inc. (“CAMI”), a wholly-owned subsidiary of the Company, since January 2008. He serves as the Chairman of the Non-qualified Independent Director Stock Option Plan Committee of the Board. From September 2000 to May 2005, he was a member of the Board.  From 1994 to September 2000 (when the Company acquired CAMI), he was a director and officer of CAMI and its affiliates. He previously was a Regional Vice President for Kaiser Aluminum, Vice President of Sales and Executive Vice President for Lively Equipment Company, and the owner of R.E. Martin Investments and R.R. Martin Sales. He is a retired Brigadier General in the U.S. Air Force Reserve. He is a graduate of Park University. He obtained a Master’s degree equivalent in Electrical Engineering through a joint program between the U.S. Air Force and the University of Denver. He also attended Tulsa University Law School and did post graduate work at Oklahoma State University and the University of Oklahoma.

Charles T. Maxwell (83)

Mr. Maxwell has been a member of the Board since January 2006.  He serves as a member of the Audit, Compensation and Nominating and Governance (Chairman) Committees of the Board. He was educated at Princeton University as an undergraduate and Oxford University as a graduate. He entered the oil industry in 1957 and worked for Mobil Oil Company for 11 years in the United States, Europe, the Middle East and Africa. His background has been in four traditional sectors of the industry - producing, refining, transportation, and marketing. In 1968, he joined a well-known Wall Street Firm as an oil analyst. In polls taken by Institutional Investor magazine, he was ranked by the US financial institutions as the No. 1 oil analyst for the years 1972, 1974, 1977 and 1981-1986. In addition, for the last 22 years, he has been an active member of an Oxford based organization comprised of OPEC and other industry executives from 30 countries who meet twice a year to discuss trends within the energy industry. He is currently affiliated with Weeden & Co., LLP, of Greenwich, Connecticut. He was a director of Chesapeake Energy Corp.

Gary J. Novinskie (63)

Mr. Novinskie is the President and Chief Financial Officer of the Company. He has been a member of the Non-qualified Independent Director Stock Option Plan Committee of the Board since September 2013. He has previously served as the interim Chief Executive Officer of the Company from August 2007 until May 2012. He has been the President and Chief Financial Officer of the Company since October 1996 and was previously the Chief Operating Officer of Deven Resources, Inc. He has been a member of the Board since August 2007. Prior to his employment with Deven Resources, Inc., he was a Vice President of Broad Street Financial Company, a privately held holding company in Columbus, Ohio, for four years. He also served as the President of Omni Exploration, Inc., a public oil and gas company for seven years, as Vice President in the Energy Lending Department of the Huntington National Bank in Cleveland, Ohio, and has held various engineering and management positions during his career with Amoco Production Company at various locations throughout the United States. He holds a B.S. from the Pennsylvania State University in Petroleum and Natural Gas Engineering and an M.B.A. from Case Western Reserve University, majoring in Banking and Finance.

Michael D. Parrish (50)

Mr. Parrish became the Chief Executive Officer and a Director of the Company effective May 2012. He was Chairman and Chief Executive Officer of Environmental Infrastructure Holdings Corp. (“EIHC”) from December 2009 through August 2012. Prior to his positions with EIHC, he was Founder, President and CEO of Equisol, LLC, an environmental services company specializing in industrial air, water and ground instrumentation. Prior to his tenure with Equisol, he held various executive positions in several General Electric companies where he served in positions such as General Manager for global logistics and services for GE’s water business, and earlier, as Managing Director for GE Capital, specializing in e-commerce, Six Sigma, and productivity of several of GE’s equipment management groups. Prior to GE, he served for 14 years active duty in the U.S. Army where he held various leadership positions of increasing responsibility as an Army Aviator, culminating as a member of the Army Acquisition Corps. He has a bachelor’s degree in engineering from the U.S. Military Academy at West Point, as well as a master’s degree in astronautical engineering from Stanford University and an MBA with honors from the Wharton School of the University of Pennsylvania. He is the past President of the West Point Society of Philadelphia and serves on the advisory boards of the USO of SEPA/NJ and the United States Military Academy at West Point.

Stanley Porfido (77)

Stanley Porfido has been a member of the Board since August 2013. He has been a member of the Audit, Compensation (Chairman) and Nominating and Governance Committees of the Board since September 2013. He was a director and Chairman of the Audit Committee of Sustainable Resources Group from 2010 to 2013, and a director and Chairman of the Audit Committee of Environmental Construction & Operations Resources from 2010 to 2011. He has had an executive management career that spans over five decades encompassing a variety of executive positions within Dow-Radian, Inc. (President, Chief Operating Office of the Construction and Operations Group), ERM-Enviroclean, Inc. (President and Chief Executive Officer), Weston Services, Inc. (President and Chief Operating Officer), RCA Corporation (Vice President, Construction and Environmental Services), and Swift & Company (Director, Corporate Construction, Real Estate and Environmental Programs). He is a graduate of Stevens Institute of Technology.

Raymond Sobieski (55)

Raymond Sobieski has been a member of the Board since August 2013. He has been a member of the Audit (Chairman), Compensation and Nominating and Governance Committees since September 2013. He possesses more than thirty years of entrepreneurial and leadership experience, having founded several manufacturing firms and an early e-commerce company. He has been a limited partner and member of the executive committee of ARC Angel Fund since 2010. He served as President and Chief Executive Officer of TE Wire & Cable, a specialty wire and cable manufacturing firm, from 2004 to 2009 and President and Chief Executive Officer of Cyberwarehouse, Inc., an online retailer of computer hardware and software products, from 1994 to 2001. He is a graduate of Monmouth University and has a Master of Business Administration from the Wharton School of the University of Pennsylvania. He is a Certified Public Accountant licensed in the State of New Jersey.

Executive Officers

The following is a list of names and ages of all of the executive officers of the Company indicating all positions and offices held by such person and each person’s principal occupation or employment with the Company. The executive officers are elected annually by the Board of Directors.

Name	Principal Occupation	Age	Executive Officer Since

Michael D. Parrish	Chief Executive Officer since May 2012	50	2012

Gary J. Novinskie	Interim Chief Executive Officer from August 2007 through May 2012, President and Chief Financial Officer since 1996	63	1996

SECTION 16(a) BENEFICIAL OWNWESHIP REPORTING COMPLIANCE

The Company received no Forms 5 filed by any party during fiscal 2013. Based upon a review of Forms 3 and 4 filed during the fiscal year ended September 30, 2013 and information as of September 30, 2013 concerning beneficial ownership known to the Company for which a Form 3 or 4 should have been filed as relating to persons subject to Section 16(a):

1)	Mr. Lin has not filed a Form 3 to report his status as a Director of the Company and to report his beneficial ownership of Company securities.
2)    Mr. Li has not filed a Form 3 to report his status as a Director of the Company and to report his beneficial ownership of Company securities.
3)	Mr. Parrish filed a Form 3 on May 14, 2013, which was late.
4)    Mr. Porfido did not file a Form 3 upon becoming a Director of the Company and to report his beneficial ownership of Company securities.

5)	Mr. Maxwell has not filed a Form 4 to report the acquisition of 1,250,000 shares of Common Stock and a warrant to purchase 500,000 shares of Common Stock during fiscal 2013.
6)	Mr. Carter has not filed a Form 3 to report his status as a Director of the Company and to report his beneficial ownership of Company securities.
7)	Mr. Sobieski has not filed a Form 3 to report his status as a Director of the Company.

Code of Ethics

The Company has adopted a Code of Business Ethics that informs the Company’s directors, officers and employees of their legal and ethical obligations to the Company and sets a high standard of business conduct. The Code of Business Ethics applies to all officers and employees and, where applicable, to directors of the Company. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver from, any provision (including the standards listed under Item 406 of Regulation S-K) of the Code of Business Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions by posting such information on the Company’s web site (www.dalecoresources.com) and is included as Exhibit 14.1 to this Annual Report on Form 10-K. The Company will provide a copy of the Code of Business Ethics to any person without charge, upon written request to the attention of the Corporate Secretary’s Office, Daleco Resources Corporation, 17 Wilmont Mews, 5th Floor, West Chester, Pennsylvania 19382.

CORPORATE GOVERNANCE

Director Nominee Procedures

There have been no changes in the procedures by which security holders may recommend nominees to the Company’s Board of Directors after the Company last provided disclosure of such procedures.

Nominating and Governance Committee

The Board has established a nominating and governance committee (the “Nominating and Governance Committee”) that, at September 30, 2013, consisted of Messrs. Carter, Maxwell and Porfido, with Mr. Maxwell serving as Chairman. Mr. Portfido resigned on February 10, 2014. It has been determined by the Board that each member of the Nominating and Governance Committee met NASDAQ independence requirements. The Nominating and Governance Committee members were appointed at a September 2013 meeting of the Board, but are generally appointed annually by the Board at its annual meeting immediately following the Annual Meeting of Stockholders. The Committee operates pursuant to a charter that was adopted by the Company’s Board of Directors in April 2008. A copy of the Nominating and Governance Committee Charter can be found on the Company’s website (www.dalecorsources.com) and is attached as Exhibit 3.5.  The duties of the Nominating and Governance Committee include identification and nominations to the Board of candidates for election as Directors of the Company and the development and review of the Company’s Corporate Governance Principles. As part of its assigned duties, the Nominating and Governance Committee will review the Corporate Governance Policy principles and report to the Board as to their acceptability in scope and application, as well as recommend any future amendments thereto. The Nominating and Governance Committee held four meetings during fiscal 2013.

The Nominating and Governance Committee uses different sources to identify Board candidates, including the Company’s executive officers and current members of the Board. The Nominating and Governance Committee also considers the nomination of candidates for Director recommended by Stockholders in conformance with the appropriate tests and standards. The Nominating and Governance Committee uses the same manner and process for evaluating every candidate for Board membership, regardless of the original source of the candidate’s nomination. Recommendations to the Nominating and Governance Committee from Stockholders regarding candidates must be delivered to the Company’s Corporate Secretary no later than the close of the Company’s fiscal year, September 30, prior to the Annual Meeting of Stockholders at which the nominating shareholder proposes that the recommended candidate stand for election.

Article III of the Company’s By-laws authorizes Director nominations to be made by Stockholders if the conditions specified therein are met, including the giving of advance notice and the furnishing of certain personal background information and a written statement from the proposed candidate agreeing to be identified in the proxy statement as a nominee and, if elected, to serve as a Director. The Nominating and Governance Committee currently has not set specific, minimum qualifications or criteria for nominees that it proposes for Board membership, but evaluates the entirety of each candidate’s credentials. The Nominating and Governance Committee believes, however, that the Company will be best served if its Directors bring to the Board a variety of experience and backgrounds and, among other things, demonstrated integrity, executive leadership and financial, marketing or business knowledge and experience.

Audit Committee

The Board has established an audit committee (the “Audit Committee”) in accordance with Section 3(a) (58) (A) of the Securities Exchange Act of 1934, as amended, that, at September 30, 2013, consisted of Messrs. Maxwell, Porfido and Sobieski, with Mr. Sobieski serving as Chairman. Mr. Porfido resigned on February 10, 2014. It has been determined by the Board that each member of the Audit Committee meets the applicable NASDAQ independence requirements and that Mr. Sobieski is an Audit Committee “financial expert,” as defined in Item 401 of Regulation S-K, due to his business experience and background described above. The Audit Committee members were appointed at a September 2013 meeting of the Board, but are generally appointed annually by the Board at its annual meeting immediately following the Annual Meeting of Stockholders. The Audit Committee operates pursuant to a charter that was adopted by the Board in December 2005. A copy of the Audit Committee charter can be found on the Company’s website (www.dalecoresources.com) and is attached as Exhibit 3.2. The duties of the Audit Committee include the responsibility of reviewing financial information (both external and internal) about the Company and its subsidiaries so as to assure (i) that the overall audit coverage of the Company and its subsidiaries is satisfactory and appropriate to protect the stockholders from undue risks and (ii) that an adequate system of internal financial control has been designed and implemented throughout the Company and is being effectively maintained. Additionally, the Audit Committee has sole authority and direct responsibility with respect to the appointment, compensation, retention and oversight of the Company’s independent registered public accounting firm, or independent auditor. Also, as part of its duties, the Audit Committee has adopted procedures for receiving and acting on complaints received by the Company regarding accounting, internal accounting controls and auditing issues. Such complaints should be sent to the attention of the Corporate Secretary’s Office, Daleco Resources Corporation, 17 Wilmont Mews, 5th Floor, West Chester, Pennsylvania 19382. The Audit Committee held six meetings during fiscal 2013.

AUDIT COMMITTEE REPORT

The following report has been submitted by the Audit Committee:

The Audit Committee is comprised solely of Independent Directors, under the requirements of The NASDAQ Stock Market LLC and SEC rules. In addition, the Board of Directors has determined that Mr. Sobieski is a “financial expert” as defined by Regulation S-K. The Audit Committee held six meetings during fiscal 2013. The Audit Committee operates under a written charter, which is available on the corporate governance page of the Company’s web site at www.dalecoresources.com and is attached as Exhibit 3.2.

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

Management is responsible for the Company’s internal controls and preparing the Company’s consolidated financial statements and a report on management’s assessment of the effectiveness of internal control over financial reporting. The Company’s independent registered public accounting firm, Mayer Hoffman McCann, P.C. (“MHM”), is responsible for performing an independent audit of the consolidated financial statements for the fiscal year ended September 30, 2013, and issuing a report thereon. In the event that the aggregate market value of the voting and non-voting common equity held by non-affiliates on March 31 of a fiscal year (i.e., end of the second fiscal quarter) exceeds $75 million, the Company’s independent registered public accounting firm will be responsible in the subsequent fiscal year for auditing management’s assessment of the effectiveness of internal control over financial reporting and also auditing the effectiveness of internal control over financial reporting and issuing a report thereon. Such audits are performed in accordance with the standards of the Public Company Accounting Oversight Board. The Audit Committee is responsible for overseeing the conduct of these activities and appointing the Company’s independent registered public accounting firm. In performing its oversight function, the Audit Committee relies, without independent verification, on the information provided to it and on representations made by management and the independent registered public accounting firm.

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

The Audit Committee meets with the independent registered public accounting firm, with and without management present, to discuss the results of its examinations, the evaluations of the Company’s internal controls and the overall quality of the Company’s financial reporting. The Audit Committee has reviewed and discussed with management and MHM the audited financial statements for the fiscal year ended September 30, 2013. The Audit Committee has also reviewed and discussed management’s assessment of internal control over financial reporting with management. The Audit Committee also reviewed and discussed with MHM its report on the Company’s consolidated financial statements as of September 30, 2013 that such financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries as of September 30, 2013, and the results of their operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. The Audit Committee has reviewed and discussed with management and Vasquez & Company LLP (“Vasquez”) the audited financial statements for the fiscal year ended September 30, 2012. The Audit Committee also reviewed and discussed with Vasquez its report on the Company’s consolidated financial statements as of September 30, 2012, that such financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries as of September 30, 2012, and the results of their operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The Audit Committee reviewed with MHM and Vasquez the matters required to be discussed by Statement on Auditing Standards No. 114 (The Auditor’s Communication With Those Charged With Governance). In addition, the Audit Committee discussed with MHM and Vasquez their independence from management, and the Audit Committee has received from MHM and Vasquez the written disclosures required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees).

Based on its review of the audited consolidated financial statements and discussions with management, MHM and Vasquez referred to above, the Audit Committee recommended to the Board of Directors the inclusion of the audited financial statements for the fiscal years ended September 30, 2013 and 2012 in the Company’s Annual Report on Form 10-K for filing with the SEC.

Respectfully submitted,
/s/ RAYMOND SOBIESKI
Raymond Sobieski, Chairperson
Charles T. Maxwell

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

Compensation Committee

The Board has established a compensation committee (the “Compensation Committee”) that, at September 30, 2013, consisted of Messrs. Maxwell, Porfido and Sobieski, and Mr. Porfido served as Chairman through February 10, 2014, the date of his resignation. On February 12, 2014, the Mr. Carter was appointed to such committee and became Chairman. It has been determined by the Company’s Board of Directors that each member of the Compensation Committee meets NASDAQ independence requirements. The Compensation Committee members at September 30, 2013, were appointed at a September 2013 meeting of the Board, but are generally appointed annually by the Board at its annual meeting immediately following the Annual Meeting of Stockholders. The Committee operates pursuant to a charter that was adopted by the Company’s Board of Directors in April 2008. A copy of the Compensation Committee Charter can be found on the Company’s website (www.dalecoresources.com) and is attached as Exhibit 3.6. The duties of the Compensation Committee include annual determination of the compensation of the Chief Executive Officer and other executive officers and review and approval of goals and objectives relevant to his activities, review and approval of the Chief Executive Officer’s recommendations as to the compensation to be paid other officers of the Company, establishing that all compensation for executive officers and other officers is in compliance with securities law provisions, and review and approval of the Company’s equity-based incentive programs. The By-laws do not provide the Compensation Committee with any delegation authority regarding its duties. See the discussion below under “Compensation Discussion and Analysis” and “Compensation of Directors” for more information about the Compensation Committee’s processes and procedures. The Compensation Committee held six meetings during fiscal 2013.

Executive Compensation Program Philosophy and Objectives

We reward our named executive officers (identified in our Summary Compensation Table below) for their efforts in helping us achieve market or above-market results and in helping us take important steps to meet our long-term strategic goals. As a result, our basic executive compensation philosophy remains to “pay for performance.”

For us, a “pay for performance” philosophy means providing market compensation packages when performance meets our expectations, but also realizing that results below our expectations may result in below-market compensation packages. To further this philosophy, we have designed our executive compensation program to achieve the following objectives:

•	attract, motivate and retain key executive talent;
•	incentivize our named executive officer to help us achieve superior financial and operational performance; and
•	continue to align our named executive officer’s compensation interests with our goal of creating long-term shareholder value.

We believe that our executive compensation program should not be overly influenced by the short-term performance of our stock, but should instead promote long-term shareholder value. Our executive officers are already individually focused on promoting long-term shareholder value because they are each significantly invested in our common stock. Our experience, however, has been that utilizing salary, annual cash incentive awards, and long-term equity-based awards as the primary elements of our executive compensation program are the best way to continue to align our executives’ compensation interests with our goal of promoting long-term shareholder value.

We also understand that our executive compensation program provides a starting point or baseline of comparison, for the compensation that we pay to our other employees. For this reason, we believe our executive compensation program should strike an appropriate balance among rewards, incentives and expectations.

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

Compensation Administration

The Compensation Committee reviews and determines the compensation for our named executives. The compensation that we paid our named executive officers in fiscal years 2013 and 2012 is disclosed in detail in the tables and narratives below under the heading “Executive Compensation.” Our Compensation Committee is also responsible for, among other things, structuring and administering the compensation programs and plans in which our named executive officers participate.

Compensation Processes, Procedures and Benchmarking

Generally, our Compensation Committee establishes salaries for the current fiscal year and annual cash incentive award payouts for the prior fiscal year at its regularly scheduled April meeting. Historically, at this meeting, our Compensation Committee first reviews the elements of each named executive officers’ total compensation during the previous fiscal year. Our Chief Executive Officer then makes compensation recommendations to our Compensation Committee with respect to the executive officer who reports to him, but that officer is not present in the meeting during compensation deliberations. The chairman of the Compensation Committee then makes compensation recommendations in executive session to our Compensation Committee with respect to our Chief Executive Officer and other executive officer, who are absent from the meeting at that time.

Our Compensation Committee may accept or make adjustments to the recommendations it receives in establishing the final compensation for each of the named executive officers. In general, when setting each component of compensation for our named executive officers, our Compensation Committee considers the following performance factors:

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

Our Compensation Committee granted equity incentive awards in fiscal 2013 and 2012.

We believe the total cash compensation paid (the combination of salary and incentives) to our named executive officers for fiscal 2013 was comparable to the compensation paid for executives holding similar positions in our peer group.

We believe the total cash compensation paid (the combination of salary and incentives) to our Chief Executive Officer for fiscal 2013 was competitive for executives holding similar positions in our peer group, but above the compensation historically paid by the Company. We believe the total cash compensation paid (the combination of salary and incentives) to our President/Chief Financial Officer for fiscal 2013 was below the compensation paid for executives holding similar positions in our peer group

Primary Elements of Compensation

Generally, we have established executive compensation objectives that are primarily focused on helping us create long-term shareholder value. We believe that we can best achieve our executive compensation program objectives by offering competitive short-term compensation combined with appropriate long-term equity-based compensation tied to our operating results and our achievement of incremental shareholder value. To this end, the primary elements of our executive compensation program are salary, short-term incentive awards, and long-term equity-based incentive awards, which are each described in detail below. Generally, we look at our named executive officers’ complete compensation arrangements when establishing salaries, annual cash awards, and short-term and long-term equity incentive awards.

Salaries

We provide our named executive with annual salaries both to attract and retain the executives and to provide them with a steady source of annual cash-based income. For each named executive officer, salary represents a non-“at risk” cash component of compensation. We establish our salaries at levels designed to reward our named executive officers for their overall level of expertise, responsibilities, experience and other factors unique to each individual officer, as determined by our Compensation Committee.

For fiscal year 2013, the amount of each named executive’s salary did not change substantially from such executive’s base fiscal year 2012 salary. Salaries earned by our named executive officers for fiscal years 2013 and 2012 appear below in the “Salary” column of our 2013 Summary Compensation Table.

The employment agreement (effective May 18, 2012) between the Company and Mr. Parrish is attached as Exhibit 10.26.  In November 2012, the Employment Contract with Mr. Parrish was renewed. Such contract was orally amended in December 2012 which resulted in a change in his annual base salary to $150,000. Effective March 25, 2013, pursuant to Section 6.1 of the 2013 SPA, Mr. Parrish’s employment was extended through December 31, 2013. Mr. Parrish and the Compensation Committee are in discussions regarding the contract.

The Company was in default in respect to payments required in 2013 and prior fiscal years pursuant to its agreement with Mr. Novinskie. See Exhibits 10.5 and 10.28 for the employment agreement with Mr. Novinskie.

See Note 11 of the Notes to Consolidated Financial Statements for additional information regarding employment contracts of the Company.

Annual Cash Incentive Awards

Although the Company has never done so in the past, it is its desire to provide our named executive officers with annual cash incentive awards designed to motivate them to help us achieve our annual financial goals. The Board retains discretionary authority for any such awards recommended by the Compensation Committee. An annual cash incentive payment, if awarded, is made in the fiscal year following the year in which it is earned. No annual cash incentive payments were awarded for fiscal 2012 nor have any been awarded for fiscal 2013.

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

We have historically granted stock awards to our named executive officers in conjunction with our Compensation Committee’s regular meeting. See the Summary Compensation Table for information regarding options awarded to the named executive officers during fiscal 2013 and 2012.

We anticipate granting further equity awards to our named executive. We also anticipate refining the details of our equity award program, including revisiting our policies and practices regarding the timing of awards and Compensation Committee approval, when, and if, we grant equity awards to named executive officers.

Other Benefits

Our named executive officers are also eligible to participate in our employee benefit plans available to all salaried employees, including our group life, health, hospitalization and/or medical reimbursement plans. These plans do not discriminate in scope, terms or operation, in favor of executive officers or Directors and are available generally to all salaried employees. During fiscal 2013, we instituted a 401(k) savings plan which does not provide, at this time, for any contribution by the Company. We do not have a deferred compensation program. We do not make post-termination payments and benefits available to our named executive officers. The value of these benefits are reviewed annually by our Compensation Committee, but are not generally considered as part of the overall compensation program for purposes of allocating among cash, equity and other compensation.

Perquisites

We do not believe that providing perquisites to our named executive officers helps us achieve any of our compensation program objectives, including the promotion of long-term shareholder value. We limit the perquisites made available to our named executive officers that are not otherwise available to all salaried employees, and believe that this arrangement is consistent with our “pay for performance” philosophy. During fiscal 2013 and 2012, we offered our named executive officer no perquisites.

Health and Welfare Benefits

We provide healthcare, life and disability insurance and other employee benefits programs to our employees, including our named officers. We believe that these benefits are competitive within our peer group and, while not separate incentives by themselves because they do not help us achieve any of our compensation program objectives, are essential and expected parts of any compensation program. Our President is responsible for overseeing the administration of these programs. Our employee benefits programs are provided on a non-discriminatory basis to all salaried employees. These benefits include vacation and personal time; paid holidays; medical and long and short-term disability insurance programs.

Pension Benefits

We do not provide defined benefit pension arrangements or post-retirement health coverage for our named officers, as we do not believe that providing these types of benefits to our named officers helps us achieve any of our compensation program objectives, including the promotion of long-term shareholder value.

Retirement and Employee Stock Ownership Plans

During fiscal 2013, we instituted a 401(k) savings plan which does not provide, at this time, for any contribution by the Company. We do not provide any other form of a tax-qualified retirement plan, or any employee stock ownership plan.

Employment and Severance Agreements

We do maintain employment agreements with our named executive officers. Such agreements generally include specific cash payments in the event the named officer’s employment is terminated other than for cause or terminated by the named officer for good reason as set forth in such agreement. The agreements do not require the officer to mitigate the amount of benefits paid by seeking other employment, and the benefits payable under the agreement are not subject to reduction for other compensation earned by the officer after termination. The agreements do have expiration dates. We believe that these agreements were necessary for us to attract and retain these officers. See further disclosure below under “Potential Payments Upon Termination or Change in Control” for more information.

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

Compensation-Related Risk Assessment

In 2013, the Compensation Committee reviewed and discussed the structure of our compensation program from the point of view of assessing whether any aspect of the program could potentially be expected to provide an incentive to our executive officers or other employees to take any unnecessary or inappropriate risks that could threaten our operating results, financial condition or impact long-term shareholder value. The Compensation Committee conducted an assessment of our incentive-based compensation plans (including the annual and long-term incentive programs) and our compensation practices. Further, the Compensation Committee discussed the structure of the compensation program with the independent Directors.
Based on our internal controls, policies and risk-mitigating components in our incentive arrangements currently in place, discussions with the independent Directors, as well as the Compensation Committee's formal review and discussion, the Compensation Committee believes our compensation programs represent an appropriate balance of short-term and long-term compensation and do not encourage executive officers or other employees to take unnecessary or excessive risks that are reasonably likely to have a material adverse effect on the Company.

The following tables and narratives provide, for the fiscal years ended September 30, 2013 and 2012, descriptions of the cash compensation paid by the Company, as well as certain other compensation, to Messrs. Parrish and , Novinskie (referred to as named executive officers).

Summary Compensation Table

The following table summarizes compensation earned during fiscal 2013 and 2012 by our named executive officers:

Name and Principal Position	Fiscal Year	Salary ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(e)	(e)	(i)	(j)

Michael D. Parrish,	2013	$137,500	$100,000	$119,737	$47,000	$404,237
Chief Executive Officer since May 2012 (2)	2012	$87,500	$0	$0	$0	$87,500

Gary J. Novinskie,	2013	$100,000	$0	$0	$20,000	$120,000
Interim Chief Executive Officer from
August 2007 through May 2012, President and Chief Financial Officer (3)	2012	$100,000	$0	$0	$0	$100,000

(1)
The dollar amount reported in the Option Awards column represents the grant date fair value of each award calculated in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts were included in the Notes to Consolidated Financial Statements. Effective March 25, 2013, the Company granted an option for the purchase of 1.2 million shares of common stock to Mr. Parrish. The option is exercisable through May 2015 at an exercise price of $0.14 per share.  The options granted to Mr. Parrish vested 50% in May 2013 and vest 50% in May 2014.

(2)
On August 23, 2012, the Company, entered into an agreement with Michael D. Parrish to become the Chief Executive Officer and a director of the Board of Directors of the Company. The initial term of Mr. Parrish’s employment (effective May 18, 2012) expired on November 20, 2012 per its terms. The agreement’s performance targets include the obtainment of at least $1 million of capital from a third party and cash-on-hand on an unrestricted basis in an amount of at least $650,000 by November 1, 2012. The agreement provides for base salary of $100,000 for the six months of the initial term and escalations thereof upon the attainment of certain performance targets as well as renewal provisions. In November 2012, the Employment Contract with Mr. Parrish was renewed. Such contract was orally amended in December 2012 which resulted in a change in his annual base salary to $150,000. Effective March 25, 2013, the Company granted 600,000 shares of common stock. Pursuant to Section 6.1 of the 2013 SPA, Mr. Parrish’s employment was extended through December 31, 2013. Mr. Parrish and the Compensation Committee of the Board of the Company are in discussions regarding the contract. As of September 30, 2013, the 600,000 shares of Common Stock granted to Mr. Parrish in March 2013 have not been issued; however, such shares are treated as issued and outstanding in the accompanying consolidated financial statements and the Company has recorded $147,000 as compensation expense related to the grant of such shares. Such compensation expense includes $47,000 as an estimate of the gross-up for taxes related to such grant.

(3)
As part of the forbearance requirements of the 2013 SPA and as a condition precedent thereto, the Company entered into the First Amendment to Employment Agreement with Mr. Novinskie (“Novinskie Agreement”). The Novinskie Agreement provides for a lump sum payment of $42,500 towards the outstanding balance owed Mr. Novinskie under his Employment Agreement and Mr. Novinskie agrees to forbear from making a demand on the Company for payment of the remaining balance due him for a period of two years from the date of the SPA.  Mr. Novinskie is entitled to receive Accelerated Payments as defined in Note 6 of the Notes to Consolidated Financial Statements. The Company included $20,000 in compensation expense in 2013 as an estimate of the gross-up for taxes related to the aforementioned lump sum payment.

Outstanding Equity Awards at 2013 Fiscal Year End Table

The following table shows all outstanding equity awards held by our named executive officers at the end of fiscal 2013:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(e)	(f)
Parrish(1)	600,000	600,0000	$0.14	5/21/15
Novinskie (2)	500,000	-	$0.21	12/20/14

(1)	See note 1 to the Summary Compensation Table.

(2)
In December 2009, Mr. Novinskie was granted an option to purchase 500,000 shares of Common Stock. The option is exercisable through December 2014 at an exercise price of $0.21 per share. The option vested 50% in December 2010 and 25% in each of December 2011 and 2012.

Options Exercised

The named executive officers did not exercise any options during fiscal years 2013 and 2012.

Pension Benefits

The Company does not maintain any defined benefit plans or other plans with specified retirement benefits in which its named executive officers participate.

Nonqualified Deferred Compensation

The Company does not maintain any nonqualified deferred compensation plans in which its named executive officers participate.

Potential Payments Upon Termination or Change in Control

Messrs. Parrish and Novinskie may terminate employment with the Company under a number of different scenarios, including retirement, voluntary termination for good reason, voluntary termination without good reason, involuntary termination without cause, involuntary termination for cause, and termination in connection with a change in control, death and disability. Except as discussed below, the Company generally limits the payments or other forms of compensation that the Company will provide its named executive officers when their employment with the Company is terminated to compensation elements that the Company provides all its employees upon termination, namely payment of any earned but unpaid salary and accrued but unpaid vacation benefits.

At September 30, 2013, the Company was a party to an Employment Agreement with Mr. Novinskie (see Exhibits 10.5 and 10.28). Such agreement provides for the officer to receive certain cash payments and other benefits if his employment with the Company is terminated other than for cause. Cause generally means the employee’s willful engaging in malfeasance or felonious conduct that in any material respect impairs the reputation, goodwill or business position of the Company or involves misappropriation of the Company’s funds or other assets. Good reason generally means termination triggered by certain reductions in compensation, duties and responsibility and authority or certain changes in place of employment.

Tabular Disclosure. The table below reflects the estimated amount of payments or compensation the named executive officer may receive under particular termination scenarios. The amounts shown in the tables below assume that the named executive officer is terminated as of September 30, 2013. Actual amounts that may be paid to any named executive officer upon termination of employment, however, can only be determined at the time of such named executive officer’s actual termination. The following table shows the potential payments upon termination under various circumstances for Messrs. Parrish and Novinskie:

		Termination by
	Termination by	Company With
	Company Without	Cause or Voluntary	Termination
	Cause or Voluntary	Termination	Subsequent to
Benefits and	Termination for	Without Good	a Change in		Termination	Termination by
Payments Upon	Good Reason on	Reason on	Control on		by Death on	Disability on
Termination	09/30/13	09/30/13	09/30/13		09/30/13	09/30/13 (3)

Compensation:

Salary
Parrish (5)	$37,500	$0	$37,500		$0	$0
Novinskie(1)(2)(4)	$200,000	$0	$200,000		$200,000	$200,000

Base salary lump sum
Parrish	$0	$0	$0		$0	$0
Novinskie	$300,000	$0	$300,000	(2)	$0	$0

(1)
The amount of base salary and compensation payable to the named executive officer for services rendered during prior fiscal years has not been paid in full. As of September 30, 2013, Mr. Novinskie is owed $344,792.

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

(5)
In the event of termination by the Company without cause or voluntary termination for good reason or disability, all options granted to Mr. Parrish shall become fully vested and he shall have a period of three months from the date of termination to exercise any such options. In the event of termination by the Company with cause or voluntary termination without good reason, only vested options granted to Mr. Parrish must be exercised immediately upon such termination. In the event of Termination subsequent to a change in control, all options granted to Mr. Parrish shall become fully vested in executive. In the event of termination by death, all options granted to Mr. Parrish shall become fully vested and he shall have a period of six months from the date of termination to exercise any such options.

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

The following table summarizes compensation earned during the 2013 fiscal year by our non-employee Directors:

	Fees Earned or	Option		All
	Paid in Cash	Awards		Other		Total
Name	($)	($)(1)		Compensation		($)
(a)	(b)	(d)		(g)		(h)
Michael A. Carter	$0	$0		$0		$0
Lord Gilbert (4)	$0	$0		$0		$0
David A. Grady (5)	$0	$11,656	(2)	$0		$11,656
Carl A. Haessler (5)	$0	$0		$0		$0
Li Chi Kong	$0	$0		$0		$0
Charles T. Maxwell	$0	$0		$36,795	(3)	$36,795
Stanley Porfido	$0	$0		$0		$0
Raymond Sobieski	$0	$0		$0		$0

(1)
The dollar amount reported in the Option Awards column represents the grant date fair value of each award calculated in accordance with FASB ASC Topic 718 using the Black-Scholes option-pricing model. Assumptions used in the calculation of these amounts are included in Notes 1 and 9 of Notes to Consolidated Financial Statements.

(2)
An option for the purchase of 200,000 shares of Common Stock, with an exercise price of $0.06, was awarded to Mr. Grady on December 27, 2012. The option is exercisable through December 2017. The option vests 50% in December 2013 and 25% in each of December 2014 and 2015. At the Company’s Annual Meeting of Shareholders in June 2013, Mr. Grady was not re-elected to serve as a Director; accordingly, the option expired unexercised in accordance with its terms.

(3)
On June 15, 2013, Mr. Maxwell purchased 1,250,000 shares of Common Stock and a warrant to purchase 500,000 shares of Common Stock for $125,000. Such purchase was made pursuant to the Company’s 2013 Private Placement (see Note 1 of the Notes to Consolidated Financial Statements). The warrant has an exercise price of $0.50 per share. The warrant expires on January 16, 2018. The Company determined the fair value of the warrant to be $36,795 using the Black-Scholes valuation model.

(4)	Lord Gilbert passed away in June 2013.

(5)	At the Company’s Annual Meeting of Shareholders in June 2013, Messrs. Grady and Haessler were not re-elected to serve as Directors.

COMPENSATION COMMITTEE REPORT

The following report has been submitted by the Compensation Committee:

The Compensation Committee has reviewed and discussed the Company’s Compensation Discussion and Analysis with management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013, for filing with the SEC.

The foregoing report was submitted by the Compensation Committee and shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A promulgated by the SEC or Section 18 of the Securities Exchange Act of 1934, as amended.

Respectfully submitted,
/s/MICHAEL M. CARTER
Michael M. Carter, Chairperson
Charles Maxwell
Raymond Sobieski

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information Table

The following table contains information as of September 30, 2013, regarding securities authorized for issuance under equity compensation plans including the Non-Qualified Independent Director Stock Option Plan and individual compensation arrangements:

Number of
	securities to be	Weighted-	Number of securities
	issued upon	average exercise	remaining available for
	exercise of	price of	future issuance under
	outstanding	outstanding	equity compensation
	options,	options,	plans (excluding
	warrants and	warrants and	securities reflected in
	rights	rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	400,000	$0.22	1,200,000
Equity compensation plans not approved by security holders(2)	3,000,000	$0.18	-
Total	3,400,000	$0.19	1,200,000

(1)	See the Director Compensation table.
(2)	See Note 9 of the Notes to Consolidated Financial Statements.

Non-qualified Independent Director Stock Option Plan Committee

The Board of Directors has established a Non-qualified Independent Director Stock Option Plan committee (the “Non-qualified Independent Director Stock Option Plan Committee”) that currently consists of Messrs. Lin, Martin and Novinskie. Mr. Martin serves as Chairperson of the Non-qualified Independent Director Stock Option Plan Committee. Generally, the Non-qualified Independent Director Stock Option Plan Committee members are appointed annually by the Board of Directors at its annual meeting immediately following the Annual Meeting of Shareholders. The Committee operates pursuant to the Non-qualified Independent Director Stock Option Plan approved by the Shareholders at the Company's Annual Meeting in June 2013 (“Plan”).  At such Annual Meeting, the shareholders approved, among other things, an increase in the number of shares of Common Stock reserved for issuance pursuant to the Independent Directors Non-qualified Stock Option Plan of the Company form 800,000 shares to 1.6 million shares and to extend the period during which grants may be made. The Plan provides for award of incentive options to outside directors of the Company. The options granted by this Plan vest over time in the ordinary course and upon certain conditions, one of which would be the merger with or acquisition of the Company. A copy of the Plan is included as Exhibit 10.31. The Non-qualified Independent Director Stock Option Plan Committee held two meetings during fiscal 2013.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

As of December 31, 2013, the following entities are known to the Company to be the beneficial owners of more than five percent (5%) percent of the Company’s Common Stock as set forth on such person’s filings with the Securities and Exchange Commission (“SEC”) and the records of the Company.

		Amount And		Percent
Title Of	Name And Address Of Beneficial	Nature Of Beneficial		Of Class (4)
Class	Owner	Ownership (Shares)		(%)
Common	Far East Investments, LLC 122A East Foothill Blvd., #18 Acadia, CA 91006	19,250,000	(1)	20.99%
Common	DTE Investment, Ltd. Room 1017 Metro Centre I 32 Lan Hing Street Kowloon, Hong Kong	13,750,000	(2)	15.95%
Common	Far East USA Investments, LLC 122A East Foothill Blvd., #18 Acadia, CA 91006	-	(3)	- (3)

(1)
The beneficial ownership shares of Far East Investments, LLC (“FEI”) consist of 7,500,000 shares and a warrant exercisable for the purchase of 6,250,000 shares held directly by FEI and a warrant exercisable for the purchase of 5,500,000 shares held by Far East USA Investments, LLC (“FEUI”), an affiliate of FEI. FEI is owned 100% by Mr. Lin.

(2)
The beneficial ownership shares held by DTE Investment LTD (“DTE”) consist of 7,500,000 shares and a warrant exercisable for the purchase of 6,250,000 shares held directly by DTE. DTE is owned 100% by Mr. Li.

(3)	FEI is the majority owner of FEUI and FEUI has granted FEI voting control over the shares which may be obtained pursuant to a warrant to purchase 5,500,000 shares.
(4)
The applicable percentage ownership is based on 72,468,458 shares of Common Stock outstanding as of December 31, 2013, plus all securities exercisable or convertible by such beneficial owner into shares of Common Stock as of December 31, 2013.

Security Ownership of Management

The following information indicates the beneficial ownership by all executive officers and Directors of the Company as a group, each individual Director and each individual officer named in the Summary Compensation Table, of the outstanding Common Stock as of December 31, 2013:

	Amount and Nature of		Percent of
Name of Beneficial Owner	Beneficial Ownership		Class
Michael M. Carter	600,000 shares	(1)	0.83%	(10)
Li Chi Kong	13,750,000 shares	(2)	15.95%	(10)
Grant Lin	19,250,000 shares	(3)	20.99%	(10)
Robert E. Martin	2,055,000 shares	(4)	2.82%	(10)
Charles T. Maxwell	2,288,096 shares	(5)	3.12%	(10)
Gary J. Novinskie	1,603,308 shares	(6)	3.21%	(10)
Michael D. Parrish	1,200,000 shares	(7)	1.64%	(10)
Stanley Porfido	5,000 shares	(8)	0.01%	(10)
Raymond Sobieski	0 shares		0.00%	(10)
All directors and current executive officers as a group (9 persons)	40,751,404 shares	(9)	43.75%	(11)

(1)	The stock ownership of Mr. Carter consists of 600,000 shares owned by him directly.
(2)
The stock ownership of Mr. Li. consists of 7,500,000 shares held by DTE Investment LTD (“DTE”) and 6,250,000 shares obtainable on exercise of a warrant held by DTE exercisable at December 31, 2013. DTE is owned 100% by Mr. Li.

(3)	The stock ownership of Mr. Lin consists of 7,500,000 shares held by Far East Investments, LLC (“FEI”), 6,250,000 shares obtainable on exercise of a warrant held by FEI exercisable at December 31, 2013, and 5,500,000 shares obtainable on exercise of a warrant held by Far East USA Investments, LLC (“FEUI”) exercisable at December 31, 2013. FEUI is an affiliate of FEI. FEI is owned 100% by Mr. Lin. FEI is the majority owner of FEUI and FEUI has granted FEI voting control over the shares which may be obtained pursuant to the warrant to purchase 5,500,000 shares.
(4)	The stock ownership of Mr. Martin consists of 1,680,000 shares owned by him directly and 375,000 shares obtainable on exercise of options exercisable as of December 31, 2013.
(5)	The stock ownership of Mr. Maxwell consists of 66,667 shares owned by him directly, 1,250,000 shares held by the Charles T. Maxwell IRA, 321,429 shares obtainable on conversion of his holdings of the 7.25% Convertible Debentures owned by him directly (assuming a conversion date of December 31, 2013), 500,000 shares obtainable on exercise of a warrant exercisable as of December 31, 2013, and 150,000 shares obtainable on exercise of options exercisable as of December 31, 2013.
(6)	The stock ownership of Mr. Novinskie consists of 1,103,308 shares owned by him directly and 500,000 shares obtainable on exercise of options exercisable as of December 31, 2013.
(7)	The stock ownership of Mr. Parrish consists of 600,000 shares owned by him directly and 600,000 shares obtainable on exercise of options exercisable as of December 31, 2013.
(8)	The stock ownership of Mr. Porfido consists of 5,000 shares owned by him directly.
(9)	This group consists of nine persons, all whom are directors of the Company.
(10)
The applicable percentage ownership is based on 72,468,458 shares of Common Stock outstanding as of December 31, 2013, plus all securities exercisable or convertible by such beneficial owner into shares of Common Stock as of December 31, 2013.

(11)	The applicable percentage ownership is based on 72,468,458 shares of Common Stock outstanding as of December 31, 2013, all securities exercisable or convertible by such nine beneficial owners into shares of Common Stock as of December 31, 2013.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Director Independence

The Board has reviewed and evaluated transactions and relationships with Board members to determine the independence of each of the members. The Board does not believe that any of its non-employee members, other than Mr. Lin, have relationships with the Company that would interfere with the exercise of independent judgment in carrying out his or her responsibilities as a Director. The Board has determined that, at September 30, 2013, a majority of the Board’s members were “independent directors,” as that term is defined in the applicable listing standards of The NASDAQ Stock Market LLC (“NASDAQ”). The Board has identified and determined that Messrs. Carter, Li, Maxwell and Sobieski are independent directors and Mr. Porfido was an independent director. In determining a director’s independence, the Board considered that ownership of shares of Common Stock would not disqualify an individual from being “independent” under the guidelines established by NASDAQ.

Transactions With Related Persons

Martin Obligations

As of September 30, 2012, the amounts owed to Mr. Martin, a Director and President of CAMI, included a CAMI Note with a principal balance of $134,811 and accrued but unpaid interest of $129,773.  As of September 30, 2012, the Company also owed Mr. Martin $245,835 in salary and $19,051 in unpaid reimbursable business expenses. These amounts contain no accrued interest. As of September 30, 2012, the Company was indebted to Mr. Martin in the aggregate amount of $529,470 (“Martin Debt”).  As a condition of the $1,500,000 capital stock purchase by FEI and DTE in March 2013 pursuant to the SPA, Mr. Martin entered into a forbearance agreement with DRC providing for payment to Mr. Martin of $53,500 (reimbursable expenses of $19,051 and interest of $34,449) of the Martin Debt and his agreement to forbear from making a demand on the Company for payment of the remaining Martin Debt for a period of two (2) years from the date of the SPA.  Mr. Martin is entitled to receive Accelerated Payments as defined in Note 6 of the Notes to Consolidated Financial Statements. At September 30, 2013, the Martin Debt totals $486,755. During each of 2013 and 2012, the Company recognized interest expense of $10,785.

Novinskie Obligations

Under the terms of Mr. Novinskie’s employment agreement, Mr. Novinskie, currently the President, Chief Financial Officer and a Director of the Company, was to have received a cash bonus of $25,000 as of September 30, 2002.  This bonus was not paid. As of September 30, 2012, the Company owed Mr. Novinskie $362,292 in salary and $25,000 in bonuses. As of September 30, 2013, the Company owed Mr. Novinskie $319,792 in salary and $25,000 in bonuses. These amounts contain no accrued interest.

As part of the forbearance requirements of the SPA and as a condition precedent thereto, the Company entered into the First Amendment to Employment Agreement with Mr. Novinskie (“Novinskie Agreement”).  The Novinskie Agreement provides for a lump sum payment of $42,500 towards the outstanding balance owed Mr. Novinskie under his Employment Agreement and Mr. Novinskie agrees to forbear from making a demand on the Company for payment of the remaining balance due him for a period of two years from the date of the SPA.  Mr. Novinskie is entitled to receive Accelerated Payments as defined in Note 6 of the Notes to Consolidated Financial Statements.

Haessler Obligations

At the Company’s Annual Meeting of Shareholders in June 2013, Mr. Haessler was not re-elected to serve as a Director.
As of September 30, 2012, the amounts owed to Mr. Haessler, a Director at that date, consisted of principal of $83,478 and accrued but unpaid interest of $80,359 for a total of $163,837 (“Haessler Debt”).  As a condition of the $1,500,000 capital stock purchase by FEI and DTE in March 2013 pursuant to that certain Stock Purchase Agreement dated March 25, 2013 (“SPA”), Mr. Haessler entered into a forbearance agreement with DRC providing for no payment to him on the Haessler Debt and his agreement to forbear from making a demand on DRC for payment of the remaining Haessler Debt for a period of two (2) years from the date of the SPA.  Mr. Haessler is entitled to receive Accelerated Payments as defined in Note 6 of the Notes to Consolidated Financial Statements. At September 30, 2013, the Haessler Debt totals $170,515.

Additionally, as of September 30, 2012 the debt owed to Alice Haessler, Carl A. Haessler, guardian and conservator, amounted to $20,000 in principal and accrued but unpaid interest of $19,253 for a total of $39,253. Under the terms of the agreement dated March 25, 2013, with Alice Haessler, Mrs. Haessler received $20,000 in cash and 50,000 shares of Common Stock in full settlement of the obligation owed to Alice Haessler.

Blackstone Obligations

At September 30, 2013 and 2012, the Company owed Richard W. Blackstone, an officer of the Company, $133,453 and $187,403, respectively for services provided to the Company. These amounts contain no accrued interest. In October 2006, the Company entered into an Employment Agreement with Mr. Blackstone. Mr. Blackstone currently serves as Vice President, Chief Accounting Officer and Assistant Secretary. The Company has defaulted on its obligation to pay such amounts to Mr. Blackstone. As part of the forbearance requirements of the SPA and a condition precedent thereto, the Company entered into the Second Amendment to Employment Agreement with Mr. Blackstone (“Blackstone Agreement”).  The Blackstone Agreement provides for (1) the payments due Mr. Blackstone for services for the months of December 2012, January and February 2013; (2) a lump sum payment of $40,000 towards the outstanding balance owed Mr. Blackstone under his Employment Agreement; and (3) a provision of the pay down of the remaining balance through monthly payments over two years.  Mr. Blackstone is entitled to receive Accelerated Payments as defined in Note 6 of the Notes to Consolidated Financial Statements.

Maxwell Obligations and Purchase of Common Stock and Warrant

Note Payable - During fiscal 2010, the Company borrowed $60,000 from Mr. Maxwell, a Director of the Company. The note bears interest at prime plus 2 percent (total of 5.25%) and was due on demand on or before March 31, 2012 (as amended). As of September 30, 2012, accrued but unpaid interest on the note totals $8,250. As a condition of the $1,500,000 capital stock purchase by Far East Investments, LLC and DTE Investment, Ltd. in March 2013 pursuant to that certain Stock Purchase Agreement dated March 25, 2013 (“SPA”), Mr. Maxwell entered into a forbearance agreement with DRC in respect to all principal and interest owed and owing to the Director by DRC in respect to the $60,000 note payable to such Director (“Maxwell Note”) and DRC paid interest of $1,813 on the Maxwell Note to the Director in connection with the requirement contained in the forbearance agreement. Such Director has agreed to forbear from making a demand on DRC for payments of the Maxwell Note for a period of two (2) years from the date of the SPA.  Mr. Maxwell is entitled to receive Accelerated Payments as defined in Note 6 of the Notes to Consolidated Financial Statements. At September 30, 2013 and 2012, DRC owes Mr. Maxwell $69,587 and $68,250, respectively, for principal and interest thereon.

7.25% Convertible Debentures - A Director (Maxwell) owns all of the outstanding Debentures (see Note 7 of the Notes to Consolidated Financial Statements) at September 30, 2013 and 2012. As of September 30, 2013 and 2012, accrued but unpaid interest totaled $1,689 and $7,913, respectively. The Company has defaulted on its obligation to pay principal and interest on the Debentures. As a condition of the $1,500,000 capital stock purchase by FEI and DTE in March 2013 pursuant to the SPA, Mr. Maxwell entered into a Forbearance Agreement in respect to all principal and interest owed and owing to the Director in respect to the Debentures. The Company paid interest due on the Debentures of $9,487 to the Director as required by the forbearance agreement. Such Director has agreed to forbear from making a demand on the Company for payment of the Debentures for a period of two (2) years from the date of the SPA.  Mr. Maxwell is entitled to receive Accelerated Payments as defined in Note 6 of the Notes to Consolidated Financial Statements.

Purchase of Common Stock and Warrant – On June 15, 2013, Mr. Maxwell purchased 1,250,000 shares of Common Stock and a warrant to purchase 500,000 shares of Common Stock for $125,000. Such purchase was made pursuant to the Company’s 2013 Private Placement (see Note 1 of the Notes to Consolidated Financial Statements). The warrant has an exercise price of $0.50 per share. The warrant expires on January 16, 2018. The Company determined the fair value of the warrant to be $36,795 using the Black-Scholes valuation model.

Marketing Agreement

In connection with the SPA, the Company entered into an Exclusive Sales Agency and Marketing Agreement with FEI (“Marketing Agreement”) with a term of 18 months and requires a monthly payment of $10,000.  Mr. Lin, a Director of the Company, is the principal of FEI. The Marketing Agreement grants to FEI the right to act as the Company’s exclusive marketing and sales agent for natural resources products produced, mined and/or sold by the Company, excluding the Company’s ZeoSure products (see Note 4 of the Notes to Consolidated Financial Statements), in Asia excluding the nation of India. From April 2013 to September 2013, in connection with the Marketing Agreement, the Company paid $60,000 to Far East Investments (USA) LLC, an affiliate of FEI. Through September 30, 2013, no sales transactions relating to the Marketing Agreement had occurred.

Certain Personal Loans

During March 2012, the Audit, Compensation and Nominating and Governance Committees of the Board of Directors (“Board”) (collectively, “AC&N Committees”) became aware of personal loans entered into in September 2005 totaling in excess of $400,000 from Amir, a former director/officer of the Company, to four individuals. It is the understanding of the AC&N Committees (based on oral representations of Mr. Amir) that (i) the proceeds of such loans were used to fund the exercise in September 2005 of options (granted to such individuals in September 2000) to purchase shares of Common Stock (at $0.25 per share); (ii) two of such individuals are current employees of the Company (one of which is the President/CFO and a Director); (iii) one of such individuals is a former employee of the Company; (iv) one of such individuals, a shareholder, is serving as counsel (EV&T) to the Company (see Note 6 of the Notes to Consolidated Financial Statements); (v) the sole collateral for each of the loans is the Common Stock acquired by each individual upon the exercise of each option; and (vi) there is no agreement between Amir and such individuals regarding their voting rights related to the Common Stock owned by such individuals and Amir. On May 3, 2013, the Company paid cash of $70,000 and issued 498,000 shares of Common Stock in full satisfaction of all amounts due Amir pursuant to the Company’s note with Amir.

Notes Receivable from Former Executive Officers

In August 2005, the Company entered into employment contracts with Stephan V. Benediktson as Chief Executive Officer of the Company and Nathan Trynin as Executive Vice President. In August 2007, Messrs. Benediktson and Trynin resigned from their respective positions with the Company. Each of Mr. Benediktson and Mr. Trynin were given the right to acquire common stock of the Company at the average of the bid and ask closing price for the five trading days prior to the effective dates of their contracts. Each party exercised that right. Mr. Benediktson and Mr. Trynin entered into notes with the Company totaling $576,000 to cover the majority of such purchase of the common stock offered by their employment agreements. See Note 11 of the Notes to Consolidated Financial Statements.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

As of September 30, 2013, the Compensation Committee consisted of Messrs. Maxwell, Porfido and Sobieski.  None of the members of the Compensation Committee during fiscal 2013 had any related person transaction with the Company required to be disclosed under Item 404 of Regulation S-K. Currently, no executive officer of the Company is serving as a member of the Compensation Committee or Board of Directors of any other entity that had an executive officer serving as a member of the Company’s Board or Compensation Committee such that the service would constitute an interlock under Item 404 of Regulation S-K.

ANTI-TAKEOVER

The Board of Directors has not adopted any anti-takeover amendments, but reserves the right to do so.  As of September 30, 2013, there are issued and outstanding 135,000 shares of Series B Preferred Stock, par value $0.01, with a stated value of $10.00 per share, and 72,468,458 shares of Common Stock, par value $0.01. This leaves 19,865,000 shares of preferred stock, authorized but unissued, and 77,531,542 shares of Common Stock, authorized but unissued, available as an anti-takeover device, without giving effect to: (i) the exercise of all outstanding options and warrants held by Management (including members of the Board of Directors) (see "Security Ownership of Management"), (ii) a maximum of 1,080,000 shares of Common Stock into which the remaining 135,000 shares Series B Preferred Shares may be converted, and (iii) a maximum of 321,429 shares of Common Stock into which the $45,000 of 7.25% Convertible Debentures may be converted.  There are options and warrants for the purchase of a total of 26,144,000 shares of Common Stock, including those held by management, outstanding as of September 30, 2013.  For additional information in respect to outstanding warrants and options, see Note 9 to the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.  While the issuance of these potentially available shares are all possible mechanisms which might be considered by the Board of Directors to frustrate a hostile takeover of the Company, the Board of Directors has not considered taking such actions, and no anti-takeover action has been put into effect.

At the Company's Annual Meeting in March 2004, the Shareholders approved the Company's Non-qualified Independent Director’s Stock Option Plan and at the Company's Annual Meeting in June 2013, the Shareholders approved the Company's amended and restated Non-qualified Independent Director’s Stock Option Plan for award of incentive options for the purchase of shares of Common Stock to outside directors of the Company (“Plan”). The options granted by this Plan vest over time in the ordinary course and upon certain conditions, one of which would be the merger with or acquisition of the Company with another entity. While the vesting provisions may be deemed by some to be an anti-takeover device, the Plan has not been proposed or viewed by management in that context. An option the purchase of 200,000 shares of Common Stock, with an exercise price of $0.21 per share, was awarded to Lord Gilbert during fiscal 2010 and such option remains unexercised as of September 30, 2013 and such option expired unexercised in December 2013. An option for the purchase of 200,000 shares of Common Stock, with an exercise price of $0.22, was awarded to Mr. Maxwell during fiscal 2011 and such options remain unexercised as of September 30, 2013. An option for the purchase of 200,000 shares of Common Stock, with an exercise price of $0.06, was awarded to Mr. Grady on December 27, 2012. The option is exercisable through December 2017. The option vests 50% in December 2013 and 25% in each of December 2014 and 2015. At the Company’s Annual Meeting of Shareholders in June 2013, Mr. Grady was not re-elected to serve as a Director; accordingly, the option expired unexercised in accordance with its terms. On November 13, 2013, Michael Carter, Stanley Porfido and Raymond Sobieski, Directors of the Company as of August 21, 2013, were each granted an option to purchase 200,000 shares of Common Stock at an exercise price of $0.14 per share under the Plan. The options are exercisable through November 2018. The options vest 50% in November 2014 and 25% in each of November 2015 and 2016. On February 10, 2014, Mr. Porfido resigned from the Board and, accordingly, the option granted to him expired effective with his resignation.

Item 14.  Principal Accounting Fees and Services.

During 2013, the Audit Committee appointed Mayer Hoffman McCann, P.C. (“MHM”) as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2013 and 2014.  The Company’s stockholders approved the appointment of MHM for the fiscal years ending September 30, 2013 and 2014 at the 2013 Annual Meeting of Shareholders. Even though the shareholders approved the appointment of MHM, the Audit Committee in its discretion may appoint a different independent public accounting firm at any time during the year if it determines that such a change would be in our best interests and those of stockholders. MHM leases substantially all of its personnel, who work under the control of MHM shareholders, from wholly-owned subsidiaries of CBIZ, Inc., in an alternative practice structure.

Vasquez & Company LLP (“Vasquez”), an independent registered public accounting firm, previously served as the Company’s independent auditors and audited the consolidated financial statements for the fiscal year ended September 30, 2012.

AUDIT AND RELATED FEES

The following table recaps the fees paid to MHM and Vasquez pertaining to the fiscal years ended September 30, 2013 and 2012:

	2013	2012
Audit Fees (1)	$137,310	$131,650
Audit-Related Fees (2)	-	-
Tax Fees	-	5,000
All Other Fees	-	-
Total Fees	$137,310	$136,650

(1)	Audit fees consist of amounts billed for professional services for the audit of our annual financial statements, for the review of the financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements and private placements, including (among other things) filings of registration statements, for the years ended September 30, 2013 and September 30, 2012.

(2)	Audit–related fees shown in the table above consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has established a policy regarding review and pre-approval of all audit and non-audit services expected to be performed by the Company’s independent registered public accounting firm. When considering requests for non-audit services, the Audit Committee evaluates whether the proposed engagement risks compromise the independent registered public accounting firm's independence by specifically considering the volume of the proposed non-audit services and whether those non-audit services are likely to cause the independent registered public accounting firm to function in a management role, to be put in the position of auditing its own work, or to serve in an advocacy role for the Company. Absent strong countervailing considerations, the Audit Committee will generally not approve non-audit services if the aggregate fees for non-audit services for the year will exceed the aggregate fees for audit services, audit-related services and tax compliance services for the year. The policy also prohibits the Company’s independent registered public accounting firm from providing certain services described in the policy as prohibited services.

Generally, requests for non-audit services are submitted in writing to the Audit Committee by the Company’s officer or employee requesting such services, along with specific supporting information described in the policy. Typically, the Audit Committee will approve non-audit services provided by the independent registered public accounting firm that are closely related to the audit services, audit-related services and tax compliance services already being provided by the independent registered public accounting firm, including due diligence services, subject to the fee policy described above. Between Audit Committee meetings, any two Audit Committee members may review and approve requests for non-audit services in accordance with the policy that are budgeted for $5,000 or less, provided that the pre-approval is reported not later than the next meeting of the Audit Committee. The Audit Committee's pre-approval policies and procedures for non-audit services are described in the Audit Committee Charter. For the fiscal year ended September 30, 2013 and 2012, all of the services described above were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

FINANCIAL STATEMENTS.

The following audited financial statements are included herein in Item 8 of Part II:
*	Report of Independent Registered Public Accounting Firm
*	Consolidated Balance Sheets
*	Consolidated Statements of Operations
*	Consolidated Statements of Shareholders’ Equity
*	Consolidated Statements of Cash Flow
*	Notes to Consolidated Financial Statements

UNAUDITED SUPPLEMENTARY INFORMATION.

The following unaudited supplementary information is included herein in Item 8 of Part II – See Notes 13 and 14:
*	Estimated Net Quantities of Proved Oil and Gas Reserves
*	Standardized Measure of Discounted Future Net Cash Flow from Estimated Production of Proved Oil and Gas Reserves
*	Summary of Changes in Standardized Measure of Discounted Future Net Cash Flows

EXHIBITS.

Exhibit
No.	Description	Location

2.1	Agreement and Plan of Merger dated as of July 7, 2001, by and among Daleco Resources Corporation, DROC Acquisition, Inc., 16/6, Inc. and Thomas Smith	Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form SB-2, as filed on September 3, 2002

2.2	Agreement and Plan of Reorganization dated March 26, 2002 by and among Daleco Resources Corporation, a Delaware Corporation, and Daleco Resources Corporation of Nevada, a Nevada Corporation	Incorporated by reference to Exhibit 16(a) to the Company’s Current Report on Form 8-K dated April 10, 2002, as filed on April 11, 2002

2.3	Agreement and Plan of Reorganization by and among Daleco Resources Corporation, Strategic Minerals, Inc. and Clean Age Minerals, Incorporated dated September 19, 2000	Incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form SB-2 as filed on September 3, 2002

2.4	Articles of Merger of Daleco Resources Corporation, a Delaware corporation, into and with Daleco Resources Corporation of Nevada, a Nevada corporation, dated March 26, 2002	Incorporated by reference to Exhibit 16(d) to the Company’s Current Report on Form 8-K dated April 10, 2002, as filed on April 11, 2002

2.5	Certificate of Merger of Daleco Resources Corporation, a Delaware corporation, into and with Daleco Resources Corporation of Nevada, a Nevada corporation, dated March 26, 2002	Incorporated by reference to Exhibit 16(e) to the Company’s Current Report on Form 8-K dated April 10, 2002, as filed on April 11, 2002

3.1	Articles of Incorporation of Daleco Resources Corporation of Nevada, Inc., a Nevada corporation	Incorporated by reference to Exhibit 16(b) to the Company’s Current Report on Form 8-K dated April 10, 2002, as filed on April 11, 2002

3.2	Audit Committee Charter effective December 9, 2005	Incorporated by reference to Exhibit 3.7 to the Company’s Annual Report on Form 10-KSB for the fiscal year ending September 30, 2005, as filed on January 17, 2006

Exhibit
No.	Description	Location

3.3	By-Laws of Daleco Resources Corporation of Nevada, Inc., a Nevada corporation	Incorporated by reference to Exhibit 16(c) to the Company’s Current Report on Form 8-K dated April 10, 2002, as filed on April 11, 2002

3.4	Corporate Governance Policy effective April 10, 2008	Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2008, as filed on May 15, 2008

3.5	Nominating and Governance Committee Charter effective April 10, 2008	Incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2008, as filed on May 15, 2008

3.6	Compensation Committee Charter effective April 10, 2008	Incorporated by reference to Exhibit 3.6 to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2008, as filed on May 15, 2008

3.7	Certificate of Amendment to Articles of Incorporation effective March 16, 2006	Incorporated by reference to Exhibit 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, as filed on May 23, 2011

3.8	Certificate of Amendment to Articles of Incorporation effective June 20, 2013 (increases authorized common shares to 150 million)	Incorporated by reference to Exhibit 3.8 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed on August 19, 2013

10.1	Securities Purchase Agreement - Letter of Intent dated July 23, 2001, by and between Terra Silex Holdings, LLC and Daleco Resources Corporation	Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form SB-2 as filed on September 3, 2002

10.2	Stock Purchase Agreement dated September 20, 2001 by and between Terra Silex Holdings Ltd. Co. and Daleco Resources Corporation	Incorporated by Reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ending September 30, 2010 as filed on August 11, 2011

10.3	Warrant Agreement, dated September 21, 2001, between Terra Silex Holdings Ltd. Co. and Daleco Resources Corporation	Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form SB-2 as filed on September 3, 2002

10.4	Employment Agreement, dated November 30, 2001, between the Registrant and Dov Amir	Incorporated by Reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ending September 30, 2010 as filed on August 11, 2011

10.5	Employment Agreement, dated November 30, 2001, between the Registrant and Gary Novinskie	Incorporated by Reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ending September 30, 2010 as filed on August 11, 2011

10.6	Amendment to Employment Agreement (see Exhibit 10.20) dated January 19, 2009, between the Company and Richard W. Blackstone	Incorporated by Reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ending September 30, 2011 as filed on January 13, 2012

10.7	Key Man Contract, dated November 30, 2001, between the Company Robert E. Martin	Incorporated by Reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ending September 30, 2010 as filed on August 11, 2011

Exhibit
No.	Description	Location

10.8	First Amendment to Master Distribution and Marketing Agreement among the Company and Sumitomo Corporation of America dated September 14, 2004	Incorporated by reference to the attachment to the Company’s Form 8-K as filed on September 16, 2004

10.9	Memorandum of Understanding for Development of Sierra Kaolin Deposit dated November 30, 2004	Incorporated by Reference to Exhibit 10.9 to the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007 as filed on February 14, 2008

10.10	Development and Operating Agreement (Calcium Carbonates, Cibola County, NM) dated February 14, 2005	Incorporated by Reference to Exhibit 10.38 to the Company’s Form 8-K as filed on February 17, 2005

10.11	Market and Product Development Agreement dated February 22, 2005	Incorporated by Reference to Exhibit 10.39 to the Company’s Form 8-K as filed on March 1, 2005

10.12	Sierra Kaolin Operating License dated March 11, 2005	Incorporated by Reference to Exhibit 10.39 to the Company’s Form 8-K as filed on March 17, 2005

10.13	Employment Agreement, effective August 10, 2005, between the Company and Stephan V. Benediktson	Incorporated by Reference to Exhibit 10.13 to the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007 as filed on February 14, 2008

10.14	Employment Agreement, effective August 10, 2005, between the Company and Nathan K. Trynin	Incorporated by Reference to Exhibit 10.14 to the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007 as filed on February 14, 2008

10.15	Third Amendment To Limestone Mining Lease and Agreement, dated August 22, 2007	Incorporated by Reference to Exhibit 10.15 to the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007 as filed on February 14, 2008

10.16	Settlement Agreement dated July 12, 2011 between the Company and Dov Amir	Incorporated by Reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ending September 30, 2011 as filed on January 13, 2012

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

10.18	Separation Agreement, dated October 27, 2006, between the Company and Dov Amir	Incorporated by Reference to Exhibit 10.18 to the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007 as filed on February 14, 2008

10.19	Employment Agreement, dated January 23, 2006, between the Company and David L. Matz	Incorporated by Reference to Exhibit 10.19 to the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007 as filed on February 14, 2008

10.20	Employment Agreement, dated October 4, 2006, between the Company and Richard W. Blackstone	Incorporated by Reference to Exhibit 10.20 to the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2007 as filed on February 14, 2008

Exhibit
No.	Description	Location

10.21	Non-qualified Independent Director Stock Option Plan Approved by the Shareholders at the Annual Meeting on March 24, 2004	Incorporated by Reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ending September 30, 2010 as filed on August 11, 2011

10.22	Second Amendment to Loan Agreement dated December 31, 2003	Incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2009 as filed on May 20, 2009

10.23	Consulting Services Agreement between The Musser Group LLC and Daleco Resources Corporation dated February 25, 2011	Incorporated by reference to Exhibit 10.23 to the Form 8-K as filed March 3, 2011

10.24	Notice of Waiver Date, effective April 3, 2012, concerning Employment Agreement of Gary J. Novinskie (dated November 30, 2001 – see Exhibits 10.5)	Incorporated by reference to Exhibit 10.24 to the Quarterly report on Form 10-Q for the quarter ended March 31, 2012 as filed on May 14, 2012

10.25	Notice of Waiver Date, effective April 3, 2012, concerning Employment Agreement of Richard W. Blackstone (dated October 4, 2006 – see Exhibits 10.20 and10.6)	Incorporated by reference to Exhibit 10.25 to the Quarterly report on Form 10-Q for the quarter ended March 31, 2012 as filed on May 14, 2012

10.26	Employment Agreement (effective May 18, 2012) between the Registrant and Michael D. Parrish dated August 23, 2012	Incorporated by reference to Exhibit 10.26 to the Current Report on Form 8-K dated August 23, 2012 as filed on August 28, 2012

10.27	Stock Purchase Agreement with Far East Investments, LLC and DTE Investment Ltd. and DTE dated March 25, 2013	Incorporated by reference to Exhibit 10.27 to Registrant’s Current Report on Form 8-K dated March 25, 2013, filed on March 27, 2013

10.28	First Amendment to Employment Agreement by and between Gary J. Novinskie and Daleco Resources Corporation dated March 15, 2013	Incorporated by reference to Exhibit 10.28 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on May 20, 2013

10.29	Second Amendment to Employment Agreement by and between Richard W. Blackstone and Daleco Resources Corporation dated March 15, 2013	Incorporated by reference to Exhibit 10.29 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on May 20, 2013

10.30	Amended and Restated Agreement of Settlement dated June 25, 2013, between the Company and Dov Amir	Incorporated by reference to Exhibit 10.30 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed on August 19, 2013

10.31	Amended and Restated Non-qualified Independent Director Stock Option Plan Approved by the Shareholders at the Annual Meeting on June 20, 2013 (supersedes and replaces Exhibit 10.21 in its entirety)	Incorporated by reference to Exhibit 10.31 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed on August 19, 2013

14.1	Code of Ethics adopted December 9, 2005	Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ending September 30, 2005 as filed on January 17, 2006

21	Subsidiaries of the Company	Filed herewith

23.1	Consent of Krumrey Industrial Minerals, LLC dated December 29, 2010	Incorporated by Reference to Exhibit 23.1 to the Company's Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ending September 30, 2010 as filed on August 11, 2011

Exhibit
No.	Description	Location

31.1	Certification of Michael D. Parrish, Chief Executive Officer, dated January 13, 2014	Filed herewith

31.2	Certification of Gary J. Novinskie, Chief Financial Officer, dated January 13, 2014	Filed herewith

32.1	Certification of Michael D. Parrish, Chief Executive Officer (Principal Executive Officer) and Gary J. Novinskie, Chief Financial Officer (Principal Financial Officer), dated January 13, 2014	Filed herewith

99.1	Location Maps for Registrant’s Zeolite lease in Marfa County, Texas, Kaolin Claims in Sierra County, New Mexico, and Zeolite Claims in Beacon County, Utah	Filed herewith

99.2	Summary Reserve Report of Hall Energy, Inc. dated December 31, 2013	Filed herewith

101.INS	XBRL Instance Document	Filed Herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith

101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith

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

Developed acreage.  Acres spaced or assignable to productive wells.

Development or Developmental well.  A well drilled within the proved boundaries of an oil or gas reservoir with the intention of completing the stratigraphic horizon known to be productive.

Dry well (hole).  An exploratory or a development well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

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

Gross well or acre.  A well or acre in which a working interest is owned.

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

Net well or acre.  Deemed to exist when the sum of the fractional ownership working interests owned in gross wells or acres equals one.

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

Productive well.  Producing wells and wells capable of production including an exploratory or development well that is not a dry well.

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

"Net", as it applies to acreage mining claims, refers to the sum of the fractional ownership interests owned by the Company in gross acres or mining claims.

“Production Stage” means a party engaged in the exploitation of a mineral deposit (reserve).

"Probable (Indicated) Reserves" are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) minerals, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

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

DALECO RESOURCES CORPORATION

Dated: February 14, 2014	By:	/s/ MICHAEL D. PARRISH
Michael D. Parrish, Chief Executive Officer and
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 14, 2014	By:	/s/ MICHAEL D. PARRISH
Michael D. Parrish, Chief Executive Officer and
Director (Principal Executive Officer)

Dated: February 14, 2014	By:	/s/ GARY J. NOVINSKIE
Gary J. Novinskie, President and Chief Financial
Officer and Director (Principal Financial and
Accounting Officer)

Dated: February 14, 2014	By:	/s/ MICHAEL M. CARTER
Michael M. Carter, Director

Dated: February 14, 2014	By:	/s/ LI CHI KONG
Li Chi Kong, Director

Dated: February 14, 2014	By:	/s/ GRANT LIN
Grant Lin, Director

Dated: February 14, 2014	By:	/s/ ROBERT E. MARTIN
Robert E. Martin, Director

Dated: February 14, 2014	By:	/s/ CHARLES T. MAXWELL
Charles T. Maxwell, Director

Dated: February 14, 2014	By:	/s/ RAYMOND SOBIESKI
Raymond Sobieski, Director

