Form 10-Q
period 2013-12-31
DALECO RESOURCES CORP
filed 2014-04-14
CIK 746967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

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

Shares of Common Stock outstanding as of March 31, 2014: 72,468,458

Shares of Series B 8% Cumulative Convertible Preferred Stock outstanding of March 31, 2014: 135,000

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31, 2013	September 30, 2013
ASSETS
Current Assets:
Cash	$170,754	$140,607
Accounts receivable, net of allowance for doubtful accounts of $25,000 at December 31, 2013, and September 30, 2013	412,075	257,761
Other receivables	100,000	-
Inventory	37,646	40,500
Prepaid consulting fees	13,923	30,559
Other current assets	19,111	26,461
Total Current Assets	753,509	495,888
Other Assets:
Patent rights	6,620	6,620
Accumulated amortization of patent rights	(1,650)	-
Net patent rights	4,970	6,620
Patents license rights	40,907	40,907
Accumulated amortization of patents license rights	(40,907)	(40,907)
Net patents license rights	-	-
Restricted cash deposits - operations	109,702	109,681
Restricted cash deposits – equity issuances	414,872	693,808
Total Other Assets	529,544	810,109
Property, Plant and Equipment:
Mineral properties, at cost	9,877,128	9,877,128
Accumulated depreciation, depletion and amortization	(95,000)	(95,000)
Net mineral properties	9,782,128	9,782,128
Oil and gas properties, at cost	4,502,104	4,471,590
Accumulated depreciation, depletion and amortization	(4,156,939)	(4,144,939)
Net oil and gas properties	345,165	326,651
Office equipment, furniture and fixtures, at cost	61,502	61,502
Accumulated depreciation	(61,502)	(61,502)
Net office equipment, furniture and fixtures	-	-
Total Net Property, Plant and Equipment	10,127,293	10,108,779
Total Assets	$11,410,346	$11,414,776

SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31, 2013	September 30, 2013
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,366,462	$1,317,771
Revenue payable to oil and gas royalty and other working interest owners	922,563	969,649
Federal and state income taxes payable	192,427	192,427
Accrued interest expense	1,194,895	1,151,911
Accrued compensation expense	689,330	691,800
EV&T note payable	567,213	567,213
CAMI notes payable	435,943	435,943
Note payable - related party	60,000	60,000
7.25% convertible debentures due a related party, net of unamortized discount of $1,429 and $2,044, respectively	43,571	42,956
Premium finance notes payable	19,703	11,519
Note payable - other	18,511	18,511
Total Current Liabilities	5,510,618	5,459,700
Long-term Liabilities:
Accrued bonus expense	457,944	457,944
Series B 8% cumulative convertible preferred stock dividends accrued	1,826,239	1,826,239
Future abandonment costs	10,000	10,000
TOTAL LIABILITIES	7,804,801	7,753,883

Commitments and Contingencies (see Note 8)

SHAREHOLDERS’ EQUITY:
Preferred Stock – 20,000,000 shares authorized
Series A preferred stock - par value of $0.01 per share (issued and outstanding: none)	-	-
Series B 8% cumulative convertible preferred stock – par value of $0.01 per share (issued and outstanding: 135,000 shares); liquidation preference of $1,350,000, plus arrearages in cumulative dividends of $2,069,275 and $2,042,239, respectively (see Note 9)	1,350	1,350
Common Stock – 150,000,000 shares authorized – par value of $0.01 per share (issued and outstanding: 72,468,458 shares) (see Note 9)	724,685	724,685
Additional paid-in capital	48,013,729	47,980,786
Warrants (issued and outstanding) to purchase 22,744,000 shares of Common Stock	1,357,002	1,357,002
Accumulated deficit	(46,491,221)	(46,402,930)
TOTAL SHAREHOLDERS’ EQUITY	3,605,545	3,660,893
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,410,346	$11,414,776

SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2013 AND 2012

(UNAUDITED)

	Three Months ended December 31
	2013	2012
Revenues:
Oil and gas sales	$42,927	$105,185
Well management revenue	64,354	68,909
Royalty receipts	1,118	920
Mineral sales	4,157	1,868
Total Operating Revenues	112,556	176,882
Expenses:
Lease operating expenses - oil and gas	42,674	40,782
Operating expenses and other costs - minerals	65,396	13,173
Production and severance taxes – oil and gas	2,646	5,727
Depreciation, depletion and amortization	13,650	15,408
General and administrative expenses	463,306	337,486
Total Expenses	587,672	412,576
Loss From Operations	(475,116)	(235,694)
Other Income (Expense):
Gain on sale of oil and gas properties	448,037	-
Interest and dividend income	22	57
Interest expense	(61,234)	(71,024)
Total Other Income (Expense), Net	386,825	(70,967)
Loss before income taxes	(88,291)	(306,661)
Taxes based on income	-	-
Net Loss	(88,291)	(306,661)
Preferred stock dividends, arrearage accumulated (see Note 9)	(27,036)	(27,036)
Net loss applicable to common shareholders	$(115,327)	$(333,697)

Basic and fully diluted net loss per share	$-	$(0.01)
Weighted-average number of shares of common stock outstanding	72,468,458	49,441,058

SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2013

(UNAUDITED)

	Series A Preferred Stock	Series B Cumulative Convertible Preferred Stock		Common Stock		Additional Paid-in	Warrants to Purchase Common	Accumulated	Total Shareholders’
	Shares	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Equity
Balance, September 30, 2013	-	135,000	$1,350	72,468,458	$724,685	$47,980,786	$1,357,002	$(46,402,930)	$3,660,893
Stock-based compensation expense relating to stock options granted to insiders						32,943			32,943
Net loss								(88,291)	(88,291)
Balance, December 31, 2013	-	135,000	$1,350	72,468,458	$724,685	$48,013,729	$1,357,002	$(46,491,221)	$3,605,545

SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2013 AND 2012

(UNAUDITED)

	Three Months Ended December 31
	2013	2012
Cash Flows From Operating Activities:
Net loss	$(88,291)	$(306,661)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	13,650	15,408
Amortization of prepaid consulting fees	16,636	92,145
Amortization of discount on 7.25% convertible debentures	615	618
Amortization of discount on convertible note payable	-	1,776
Stock-based compensation expense	32,943	16,466
Gain on sale of oil and gas properties	(448,037)	-
Changes in operating assets and liabilities:
Receivables	(154,314)	(59,229)
Inventory	2,854	-
Prepaid mineral royalties	-	(29,995)
Other current assets	7,350	(2,158)
Restricted cash deposits	(21)	(35)
Accounts payable	48,691	97,538
Revenue payable	(47,086)	9,651
Accrued interest expense	42,984	39,102
Other accrued expenses	(2,470)	3,785
Net cash used in operating activities	(574,496)	(121,589)
Cash Flows From Investing Activities:
Additions - oil and gas properties	(30,514)	-
Cash restricted pursuant to equity issuance agreement	278,936	-
Proceeds from sale of oil and gas properties	348,037	-
Net cash provided by investing activities	596,459	-

Cash Flows From Financing Activities:
Payments on notes and debt	(13,637)	(3,308)
Proceeds from borrowings	21,821	17,808
Net cash provided by financing activities	8,184	14,500
Net change in cash	30,147	(107,089)
Cash at beginning of period	140,607	190,738
Cash at end of period	$170,754	$83,649

Supplemental Information:
Income taxes paid	$-	$-
Interest paid	$10,419	$13,150
Supplemental Disclosure of Non-cash Transactions:
Preferred dividends not paid, arrearage accumulated	$27,036	$27,036
Private placement funds held in escrow	$-	$50,000
Proceeds from sale of oil and gas properties held in escrow	$100,000	$-

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2013 AND 2012

1. CONTINUED OPERATIONS AND GOING CONCERN

The unaudited condensed consolidated financial statements (hereinafter referred to as “Financial Statements”) have been prepared on the basis of a going concern, which contemplates that Daleco Resources Corporation and its subsidiaries (the “Company”) will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. At December 31, 2013, the Company’s current assets total $753,509. For the three months ended December 31, 2013 and 2012, the Company incurred net losses applicable to common shareholders of $115,327 and $333,697, respectively. The ability of the Company to meet its current liabilities of $5,510,618 and its total liabilities of $7,804,801 and to continue as a going concern is dependent upon the availability of future funding, achieving profitability within its mineral segment and ongoing profitability within its oil and gas operations. If the Company is unable to continue as a going concern, there is uncertainty relative to full recoverability of its assets. These financial statements do not reflect any adjustments relating to these uncertainties.

FEI/DTE Stock Purchase Agreement

On March 25, 2013, the Company finalized a Stock Purchase Agreement (“SPA”) with Far East Investments, LLC, a California limited liability company (“FEI”) and DTE Investment Ltd., a British Virgin Island company (“DTE”) (hereinafter FEI and DTE are sometimes collectively referred to as the “Investors” and individually as an “Investor”).

In connection with the SPA the Company entered into an Exclusive Sales Agency and Marketing Agreement with FEI (“FEI Marketing Agreement”). The FEI Marketing Agreement grants to FEI the right to act as the Company’s exclusive marketing and sales agent for natural resources products produced, mined and/or sold by the Company, excluding the Company’s ZeoSure products (see Note 4of Notes to Consolidated Financial Statements included in the 2013 Annual Report), in Asia excluding the nation of India. As of December 31, 2013, the Company and FEI are actively seeking to aggregate certain petroleum products and coal supplies owned by others for export to identified buyers in Asia.

As a condition precedent to entering into the FEI/DTE Stock Purchase Agreement, the Company was required to enter into (i) forbearance agreements with certain of its major creditors and debtors (“Certain Creditors”) (“Forbearance Agreements”), (ii) the Second Amendment to Employment Agreement with Mr. Blackstone, Vice President and Chief Accounting Officer (“Blackstone Agreement”) and (iii) the First Amendment to Employment Agreement with Mr. Novinskie, President and Chief Financial Officer (“Novinskie Agreement”). The Forbearance Agreements provide for the Certain Creditors to agree to forbear from making a demand on the Company for payment of their debt for a period of two years from the date of the SPA. The Certain Creditors, Blackstone and/or Novinskie are entitled to receive accelerated payment of their debt should the Company, among other things, (i) have net income, (ii) sell equity securities, (iii) sell assets in excess of stated amounts and/or (iv) if the Company permits an Event of Default (as defined in the respective agreements) (“Accelerated Payments”). See notes 6, 7 and 11 of the Notes to Consolidated Financial Statements included in the 2013 Annual Report for discussions regarding the Forbearance Agreements, the Blackstone Agreement and the Novinskie Agreements. At December 31, 2013, the Company is not required to make Accelerated Payments to the Certain Creditors, Blackstone or Novinskie.

The SPA contains provisions that restrict the use of the $1.5 million received by the Company as follows:

	Initial Restriction per the SPA	Restricted cash at December 31, 2013
Forbearance Agreements, Novinskie Agreement and Blackstone Agreement	$350,000	$15,000
Marketing Agreement payments to FEI	120,000	30,000
Other marketing and sales activities	360,000	180,000
Transaction closing costs and related expenses	80,000	3,383
Oil and gas properties activities	75,000	-
Mineral properties activities	50,000	35,000
Future general and administrative expenses	345,000	150,000
Other costs and expenses	120,000	1,489
Total	$1,500,000	$414,872

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2013 AND 2012

2013 Private Placement

Commencing in January 2013, the Company offered a private placement under the provisions of Regulation D promulgated under the Securities Act of 1933, as amended (the “2013 Private Placement”). The 2013 Private Placement consists of up to five hundred thousand dollars ($500,000) for the issuance of up to 5 million shares of Common Stock at $0.10 per share and warrants to purchase up to 2 million shares of Common Stock at an exercise price of $0.50 per share. The warrants expire on January 16, 2018. The Company will utilize the proceeds of this private placement for general working capital purposes. As of December 31, 2013, the Company had received cash totaling $411,000 for the sale of 4,110,000 shares of Common Stock and warrants to purchase 1,644,000 shares of Common Stock. The Company closed the private placement offering as of December 31, 2013.

Certain Debt and Other Obligations

As of December 31, 2013, the Company and certain of its subsidiaries were in default of various obligations and certain debt obligations classified as current liabilities in the accompanying balance sheet as set forth in the following table:

Such defaulted obligations at December 31, 2013 include the following:

Amounts included in accounts payable:
Consulting services and interest due a licensor	$19,009
EV&T – fees, expenses and accrued interest (subject to forbearance agreement)	245,729
CAMI notes payable and accrued interest:
Subject to forbearance agreements	839,373
Not subject to forbearance agreements	32,486
EV&T note and interest (subject to forbearance agreement)	1,238,749
Note payable to related party and interest thereon (subject to forbearance agreement)	70,381
7.25% Convertible Debentures and interest due a related party (subject to forbearance agreement)	47,512
Note payable to former related party and interest thereon (subject to forbearance agreement)	20,649
Amounts included in accrued compensation expense:
Subject to forbearance agreements	597,009
Not subject to forbearance agreements	92,321
Total	$3,204,218

See Note 9 of the Notes to Condensed Consolidated Financial Statements regarding the cumulative dividends in arrears of $2,069,275 at December 31, 2013, applicable to the Series B 8% Cumulative Convertible Preferred Stock.

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

At present, the Company does not have in place a credit facility or other line of credit upon which it may draw. As operating activities increase, the Company will evaluate the need for such a credit facility. For desired acquisitions or project enhancements, the Company must seek project specific financing. At December 31, 2013, none of the Company’s properties are encumbered.

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

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2013 AND 2012

In an effort to address the liquidity shortfall, the Company sold certain of its oil and gas properties in 2012 and fiscal 2014 (see Note 3) and is evaluating the sale of certain additional oil and gas properties. It may take months and possibly longer to sell these properties at a suitable price. The market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand that are beyond our control. We cannot predict whether we will be able to sell a property for the price or on terms acceptable to us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of any property.

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

DRI is the managing general partner of Deerlick Royalty Partners I, a Pennsylvania general partnership, which owns overriding royalty interests in seventy wells in the Deerlick Coalbed Methane Field located in Tuscaloosa County, Alabama. DRI is also the sole shareholder of DRIOP which operates wells and has oil and gas interests in West Virginia and Pennsylvania. As of December 31, 2013, the Company owned working interests in 28 wells in Texas and West Virginia.

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

FOR THE THREE MONTHS ENDED DECEMBER 31, 2013 AND 2012

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

Significant estimates made in preparing these Financial Statements include, among other things, estimates of the proved oil and natural gas reserve volumes used in calculating depletion, depreciation and amortization expense (“DD&A”); the estimated future cash flows and fair value of properties used in determining the need for any impairment write-down; volumes and prices for revenues accrued; estimates of the fair value of equity-based compensation awards; deferred tax valuation and the timing and amount of future abandonment costs used in calculating asset retirement obligations. Future changes in the assumptions used could have a significant impact on reported results in future periods. The significant estimates are based on current assumptions that may be materially affected by changes to future economic conditions such as the market prices received for sales of volumes of oil and natural gas, interest rates and our ability to generate future income.

Basis of Presentation

The (a) condensed consolidated balance sheet as of September 30, 2013, which has been derived from audited financial statements, and (b) the unaudited interim condensed financial statements included herein (the “Financial Statements”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. The report of the independent registered public accounting firm on the consolidated financial statements contains an explanatory paragraph as follows – “The accompanying consolidated financial statements for the year ended September 30, 2013 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered significant recurring net losses from operations and negative operating cash flow, which raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.” Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2013 (“2013 Annual Report”). In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended December 31, 2013 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these Financial Statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements included in the 2013 Annual Report.

Unless otherwise noted, references to “year” pertain to the Company’s fiscal year, which begins on October 1 and ends on September 30; for example, 2014 refers to fiscal 2014, which is the period from October 1, 2013 to September 30, 2014. Unless otherwise noted, references to "quarter" pertain to a quarter of our fiscal year; for example, the first quarter of 2014 refers to the three months in the period from October 1, 2013 to December 31, 2013 (the “current quarter”).

Basis of Consolidation

The Financial Statements have been prepared in accordance with generally accepted accounting principles and include the accounts of DRC and its wholly-owned subsidiaries. The Company’s investments in oil and gas leases are accounted for using proportionate consolidation whereby the Company’s pro rata share of each of the assets, liabilities, revenues and expenses of the investments are aggregated with those of the Company in these Financial Statements. The Company’s investments in minerals are accounted for using purchase accounting methods.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2013 AND 2012

Certain reclassifications have been made to the 2013 condensed consolidated financial statements to conform to the current quarter presentation.

Fair Value Measurements

The Company’s only financial instruments are cash, short-term trade receivables, restricted cash deposits, payables and debt. The carrying amounts reported in the accompanying Financial Statements for cash, short-term trade receivables, payables and debt approximate fair values because of the immediate nature of short-term maturities of these financial instruments. The Company has no long-term or short-term bank debt outstanding at December 31, 2013.

Significant Accounting Policies

There have been no changes in significant accounting policies from those disclosed in the 2013 Annual Report.

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

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (topic 210), Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities The ASU’s main provision: The amendments clarify that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Entities are required to provide the new disclosures retrospectively for all comparative periods. The Company has assessed the impact that the adoption may have on its consolidated financial statements and has determined there was no impact.

3. OIL AND GAS PROPERTIES

During the current quarter, there was no major discovery or other event that caused a significant change from the reserve quantity and related information presented in the 2013 Annual Report.

In September 2013, WRC received an enforcement action from the Texas Railroad Commission (“RRC”). Due to the enforcement action, the renewal of WRC’s operator's permit was suspended until such action is resolved. Certain of WRC’s operated wells continue to pump and oil is stored oil in production tanks. Certain of WRC’s operated wells are not producing as the respective production tanks have reached their capacity limitations. WRC is not permitted to sell oil until its operator’s permit is renewed. As such, the Company's consolidated oil and gas revenues for the first quarter of 2014 are lower than the first quarter of 2013 by approximately $62,300, or 59%. The Company's consolidated revenues for the second quarter of 2014 will also be lower than the second quarter of 2013. Management of the company anticipates the renewal of the operator’s permit to be completed during the third quarter of 2014; however there can be no assurances as to when the renewal of WRC’s operator’s permit will be approved by the RRC and when the sales of oil from WRC’s operated properties will resume.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2013 AND 2012

During the current quarter, the price the Company received for its natural gas production decreased 5% to $4.44 per Mcf from $4.69 per Mcf for the comparable quarter of 2013, and the price the Company received for its oil production decreased 2% to $91.31 per barrel from $93.48 per barrel for the comparable quarter of 2013.

Results of Operations for Oil and Gas Producing Activities:

	Three Months Ended December 31
	2013	2012
Revenues:
Oil and gas sales	$42,927	$105,185
Well management revenue	64,354	68,909
Royalty receipts	1,118	920
Total revenues	108,399	175,014
Expenses:
Lease operating expenses	42,674	40,782
Production and severance taxes	2,646	5,727
Depreciation, depletion, amortization and valuation provisions	12,000	12,000
Total expenses	57,320	58,509
Revenues in excess of expenses	51,079	116,505
Gain on sale of oil and gas properties	448,037	-
Income tax expenses (1)	-	-
Results of operations from oil and gas producing activities (excluding corporate overhead and interest costs)	$499,116	$116,505

(1)	As of September 30, 2013, the Company had approximately $24 million of loss carryforwards for Federal income tax purposes. Based on these loss carryforwards, no income tax expense is recognized for this segment.

Asset Purchase and Sale Agreement – Certain Oil and Gas Assets

On December 17, 2013, pursuant to an Asset Purchase and Sale Agreement (“APA”) with an effective date of September 30, 2013, the Company completed the sale of 280 net acres attributable to the Company’s interest in oil and natural gas leasehold deep rights for certain properties located in Burleson County, Texas (“Properties”). The Company received cash of $348,037 and $100,000 was placed in escrow, and the Company recognized a gain on the sale of these properties of $448,037. The oil and natural gas leasehold deep rights that were sold were undeveloped, and as such not income-producing to the Company. The APA has been subsequently amended on multiple occasions for the closing of certain of the Properties not sold on December 17, 2013 (the “Delayed Properties”). The Company anticipates that it will complete the sale of the Delayed Properties later in fiscal 2014.

Provision for Doubtful Accounts - Proceeds Receivable from Prior Sale of Oil and Gas Properties

As of December 31 and September 30, 2013, management of the Company believes that the collection of a portion of a $50,000 receivable relating to the sale of certain oil and gas properties during 2008 is in doubt. The Company recognized a provision for doubtful accounts of $25,000 during 2012.

4. MINERAL PROPERTIES

Clean Age Minerals, Inc.

DRC acquired CAMI in September 2000. CAMI, through its wholly-owned subsidiary, CA Properties, Inc., a Nevada corporation, owns or has under long-term lease: (a) approximately 5,200 acres in Marfa, Presidio County, Texas, containing high grade zeolite; (b) twenty-five mining claims located in Sierra County, New Mexico, covering approximately 2,720 acres of kaolin; and (c) eleven zeolite mining claims covering approximately 220 acres located in Beaver County, Utah. The Company has not produced large-scale quantities of any of its mineral deposits. During 2013 and 2012, the Company continued extraction of minor quantities of its zeolite for use in testing and field trial applications of ReNuGen™ and for testing in air purification and soil decontamination. During September 2013 and the current quarter, the company processed saleable minerals from its Texas Zeolite. The Company is in the production phase of its Texas Zeolite as saleable minerals have been extracted (produced) from such mineral deposit. By definition, the Company is in the Development Stage in respect to its Texas Zeolite and is in the Exploration Stage in respect to its Sierra Kaolin and Utah Zeolite. The Company’s ability to develop these mineral deposits is dependent on its success in bringing in strategic partners with experience or a demand for specific minerals and raising capital through third parties.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2013 AND 2012

At December 31 and September 30, 2013, we have $37,646, and $40,500, respectively, of inventory relating to our minerals activities. Such inventory is recorded at the lower of average cost or market. Sales of the processed and unprocessed product to identified customers continued during the current quarter.

Results of Operations for Minerals Properties Activities:

	Three Months Ended December 31
	2013	2012
Mineral Sales	$4,157	$1,868
Operating and other expenses	(65,396)	(13,173)
Depreciation, depletion, amortization and valuation provisions	(1,650)	(3,408)
	(62,889)	(14,713)
Income tax expenses (benefits) (1)	-	-
Results of operations from mineral properties activities (excluding corporate overhead and interest costs)	$(62,889)	$(14,713)

(1)	The Company presently had approximately $24 million of loss carryforwards for Federal income tax purposes. Based on these loss carryforwards, no income tax benefits are recognized for this segment.

The Company sells one of its CA Series Products under a tradename, ReNuGen™, which is used in wastewater treatment facilities. Shipments totaled two tons for each of the current quarter and the comparable quarter of 2013, respectively.

The Company sells another of its CA Series Products under a tradename, CiteClean™, which is used in remediation activities. The Company shipped five tons during the current quarter.

The Company receives a credit in the nature of prepaid mineral royalties for advance royalties paid on the Texas zeolite lease located in Presidio County, Texas. As of December 31, 2012, the recoupable mineral royalties were approximately $539,000, including the annual minimum royalty fee of $30,000 paid in November 2012. At December 31, 2012, such amount of prepaid mineral royalties was classified as an Other Asset in the respective condensed consolidated balance sheet. As part of the Company’s annual impairment test as of September 30, 2013, and in connection with the Company entering the production phase of its Texas Zeolite minerals in the fourth quarter of fiscal 2013, the Company assessed the estimated future benefit of the royalty advances paid. This assessment was based on the expected production from the mineral properties. Although the Company is optimistic about the future cash flow of its mineral properties, the future results from its sales efforts and market growth cannot be assured. Based upon this information, the Company determined that it is uncertain when it will be able to realize the prepaid mineral royalties and therefore, recognized an impairment expense of $539,237 in the fourth quarter of 2013. Therefore, during the current quarter, the Company paid and expensed its $30,000 annual minimum royalty fee, to maintain its rights.

Depreciation, depletion, amortization and valuation provisions include amortization of patent rights and patent license rights (see Note 5) of $1,650 and $3,408 for the current quarter and the comparable quarter of 2013, respectively.

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

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2013 AND 2012

5. PATENT AND TECHNOLOGY

Patent Rights

As part of the acquisition of Clean Age Minerals, Inc., the Company also acquired U.S. Patent No. 5,387,738. This patent, owned by Clean Age Minerals, Inc. (previously owned by Matrix-Loc, Inc., which was acquired by Clean Age Minerals, Inc., as a result of Matrix-Loc’s merger with Clean Age Minerals, Inc., as of March 18, 2002), deals with a reagent and process for the remediation of water and contaminated soils. The patent protection expired February 7, 2012.

During 2013, the Company filed several provisional patents relating to the use of their CA Series products in certain systems and processes. Specifically, the provisional patents relate to a system and method for applying a zeolitic material useful for converting a contaminated waste material that is environmentally unacceptable to a relatively harmless substance which is environmentally acceptable. Additional applications include utilizing similar zeolite-based products in acid mine drainage, animal feed, agriculture, aquaculture, and other industrial processes. The costs ($6,620) of filing the patents has been capitalized as of December 31 and September 30, 2013, and is being amortized commencing in fiscal 2014.

Trademarks

The Company has a trademark for the Company’s “ReNuGen™”, a product used to enhance the efficacy of conventional waste water treatment plants. During 2013, the Company applied for a trademark for its two additional engineered, zeolite-based products, Cite-CleanTM and ZoilTechTM, Cite-CleanTM is an all-natural mineral based non-hazardous absorbent. The Cite-CleanTM product has been tested and proven effective in various industrial, commercial and do-it-yourself residential settings for the absorption and retention of fluids. ZoilTechTM is a natural mineral based environmentally friendly soil treatment. The ZoilTechTM product has been tested and shown to be effective in enhancing moisture retention, balancing nutrient levels and controlling odors in commercial and residential applications.

Patents License Rights – Wastewater Treatment Method Patents

In February 2010, the Company entered into a License Agreement (initial term of three years) concerning two US method patents for the treatment of wastewaters. Such patents utilize the Company’s zeolite. The license applies to the US and covers the use of the technology in water, wastewater and waste treatment in animal feed operations, agriculture, and aquaculture. In addition, the license applies to the treatment of sanitary wastewater on Federal facilities, military bases and lands administered by the US Bureau of Indian Affairs. The Company issued 140,000 shares of its Common Stock in consideration for the License Agreement. The Company recorded $40,907 as Patents License Rights based on an average price of $0.29 per share. The License Agreement was renewed in 2013. During the current quarter and the comparable quarter of 2013, the Company paid the $3,000 quarterly payment and such is included in operating and other expenses in the accompanying unaudited condensed consolidated statements of operations. At December 31, 2013, the Company owes the licensor for consulting fees pursuant to the License Agreement and interest totaling $19,009. Such amount is included in accounts payable in the accompanying balance sheet.

6. NOTES PAYABLE

Note Payable – Other: Real Asset Management, LLC

At December 31, 2013, the Company continues to be in default in the payment of such obligation which is subject to a March 2013 forbearance agreement as discussed in Note 6 of the Notes to Consolidated Financial Statements included in the 2013 Annual Report. During the first quarters of 2014 and 2013, the Company recognized interest expense of $700 and $955, respectively. At December 31 and September 30, 2013, WRC owes RAM $20,648 and $19,949, respectively, for principal and interest thereon. David A. Grady, a former Director, is affiliated with RAM.

Premium Finance Agreements

During November 2012, the Company entered into a premium finance note payable for $17,808 (interest rate of 8.75%) to finance a portion of certain insurance premiums. The Company was required to make monthly payments of principal and interest of $2,052. The note had a maturity date of August 1, 2013, and the note was fully paid prior to September 30, 2013.

During April 2013, The Company entered into a premium finance note payable for $34,985 (interest rate of 7.4%) to finance a portion of certain Directors’ and Officers’ insurance premiums. The note had a maturity date of December 21, 2013, and required monthly payments of principal and interest of $3,887. The balance of the note at September 30, 2013 was $11,519. During December 2013, the note was fully paid.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2013 AND 2012

During November 2013, the Company entered into a Commercial Premium Finance Agreement for $21,821 to finance certain insurance premiums. The maturity date of the agreement is September 1, 2014, and the interest rate is 7.95%. Consistent with the provisions of the agreement, the Company is required to make monthly payments of principal and interest of $2,262. As of December 31, 2013 the balance on the note was $19,703.

CAMI Notes

Pursuant to Paragraph 5.1 of the Agreement and Plan of Merger between Clean Age Minerals, Inc. (“CAMI”) and Strategic Minerals, Inc. (“SMI”), and the Company dated September 19, 2000, obligations of CAMI to certain officers, directors and third parties were to have been satisfied by SMI or the Company within one (1) year of the merger. The indebtedness totaled $514,881 (including the Haessler Debt and the Martin/CAMI Debt as defined below) and was evidenced by notes dated September 19, 2000 (“CAMI Notes”). The CAMI Notes were due and payable on or before September 18, 2001, and provide for interest at the rate of 8% per annum. Repayment of such notes and interest thereon is guaranteed by DRC.

At September 30, 2013, the outstanding balance of the CAMI Notes Payable aggregated $435,943 and accrued but unpaid interest and accrued late fees totaled $426,762. As of September 30, 2013, the Company was in default in the payment of principal and interest thereon of $830,534 in respect to certain of the CAMI notes payable which are subject to forbearance agreements between the respective holders and DRC. As of September 30, 2013, the Company was in default in the payment of principal and interest thereon of $32,171 in respect to the balance of the CAMI notes payable which are not subject to forbearance agreements.

At December 31, 2013, the outstanding balance of the CAMI Notes Payable aggregated $435,943 and accrued but unpaid interest and accrued late fees totaled $435,917. As of December 31, 2013, the Company was in default in the payment of principal and interest thereon of $839,373 in respect to certain of the CAMI notes payable which are subject to forbearance agreements between the respective holders and DRC. As of December 31, 2013, the Company was in default in the payment of principal and interest thereon of $32,486 in respect to the balance of the CAMI notes payable which are not subject to forbearance agreements.

A former Director (Haessler) and a current Director (Martin) are each holders of CAMI Notes which are subject to respective forbearance agreements between such holders and DRC as follows:

•	As of September 30, 2013, the amounts owed to Mr. Haessler consisted of principal of $83,478 and accrued but unpaid interest of $87,037 for a total of $170,515 (“Haessler Debt”). At December 31, 2013, the Haessler Debt consisted of principal of $83,478 and accrued but unpaid interest of $88,790 for a total of $172,268. During each of the first quarters of 2014 and 2013, the Company recognized interest expense of $1,753.
•	As of September 30, 2013, the amounts owed to Mr. Martin, a Director and President of CAMI, consisted of principal of $134,811 and accrued but unpaid interest of $106,109 for a total of $240,920 (“Martin/CAMI Debt”). At December 31, 2013, the Martin CAMI Debt consisted of principal of $134,811 and accrued but unpaid interest of $108,940 for a total of $243,751. During each of the first quarters of 2014 and 2013, the Company recognized interest expense of $2,831.

EV&T Note and Fees and Expenses

At December 31, 2013, and September 30, 2013, the outstanding balance of the EV&T Note and accrued but unpaid interest totaled $1,238,479 and $1,202,318, respectively. At December 31, 2013 and September 30, 2013, the Company owes EV&T $245,729 and $213,040, respectively, for services performed and interest thereon and such amounts are included in accounts payable in the Financial Statements. The Company continues to be in default in the payment of such obligations which are subject to a March 2013 forbearance agreement as discussed in Note 6 of the Notes to Consolidated Financial Statements included in the 2013 Annual Report. Legal expenses incurred during the first quarter of fiscal 2014 and 2013 were $55,846 and $16,532 respectively. The increase was due to additional expenses related to the deep rights sale.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2013 AND 2012

7.25% CONVERTIBLE DEBENTURES

During the current quarter, no Debentures were converted to Common Stock. Debentures held by a Director totaling $45,000 are outstanding at December 31 and September 30, 2013. During each of the current quarter and the comparable quarter of 2013, the Company recognized contractual coupon interest of $822 and amortization of the discount of $615 and $618, respectively. The effective interest rate approximates 13%. The if-converted value of the Debentures at December 31, 2013, approximates $42,000. Accrued and unpaid interest due on the Debentures totals $2,512 and $1,689 at December 31 and September 30, 2013, respectively. The Company continues to be in default in the payment of such obligations which are subject to a March 2013 forbearance agreement as discussed in Note 6 of the Notes to Consolidated Financial Statements included in the 2013 Annual Report.

Scheduled Maturities of Long-term Debt

There is no debt outstanding which is classified as long-term debt at December 31 and September 30, 2013. See Note 11 of the Notes to Consolidated Financial Statements included in the 2013 Annual Report regarding the accrued bonus expense of $457,944 which is payable in August 2015.

7. RELATED PARTIES

Legal Services

Special Securities and Corporate Governance Counsel

On April 1, 2013 the Company entered into an agreement, as required by the SPA, with an outside lawyer to perform corporate governance and securities law services for and representation of the Company for a flat fee of $5,000 per month. Such attorney became the Secretary of the Company in August 2013.

Other Counsel

The principal of EV&T is a shareholder of the Company. See EV&T Note and Fees and Expenses as discussed in Note 6.

7.25% Convertible Debentures

See Note 6 in respect to the 7.25% Convertible Debentures owned by a Director (Maxwell).

Notes Payable - Related Parties

Maxwell - As a condition of the SPA, Mr. Maxwell entered into a forbearance agreement with DRC in respect to all principal and interest owed and owing to the Director by DRC in respect to the $60,000 note payable to such Director (“Maxwell Note”). At December 31 and September 30, 2013, DRC owes Mr. Maxwell $70,381and $69,587, respectively, for principal and interest thereon. Interest expenses accrued during the first quarter fiscal 2014 and 2013 were $1,616 and $1,616, respectively.

CAMI Notes Payable

See Note 6 in respect to Mr. Martin.

Marketing Agreement

In connection with the SPA, the Company entered into an Exclusive Sales Agency and Marketing Agreement with FEI (“Marketing Agreement”) with a term of 18 months. The Marketing Agreement grants to FEI the right to act as the Company’s exclusive marketing and sales agent for natural resources products produced, mined and/or sold by the Company, excluding the Company’s ZeoSure products (see Note 4), in Asia excluding the nation of India. During the current quarter, in connection with the Marketing Agreement, the Company paid $30,000 to Far East Investments (USA) LLC, an affiliate of FEI. Through December31, 2013, no sales transactions relating to the Marketing Agreement had occurred.

Employment Agreements

See Note 11 below and Note 11 of the Notes to Consolidated Financial Statements contained in the 2013 Annual Report concerning current and former employment agreements.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2013 AND 2012

Notes Receivable from Former Executive Officer

In August 2005, the Company entered into an employment contract with Nathan Trynin as Executive Vice President. In August 2007, Mr. Trynin resigned from the Company. At December 31 and September 30, 2013, the note receivable from Mr. Trynin of $256,000 and accrued interest of $102,428 and $100,331, respectively, remain outstanding. Management of the Company believes that the collection of the principal balance of and interest due pursuant to such note receivable is in doubt and are fully impaired and not included in the accompanying consolidated balance sheets.

At December 31 and September 30, 2013, the Company owes $457,944 to the estate of Mr. Trynin, a shareholder of the Company, for his respective portion of the bonuses granted in August 2007 which is payable in August 2015.

8. COMMITMENTS AND CONTINGENCIES

See Note 2 of the Notes to Consolidated Financial Statements contained in the 2013 Annual Report - Investor Relations Firm Consulting Agreement.

See Note 7 – Marketing Agreement.

See Note 12 – Litigation.

On April 1, 2013 the Company entered into an agreement, as required by the SPA, with an outside lawyer to perform corporate governance and securities law services for and representation of the Company for a flat fee of $5,000 per month. Such attorney became the Secretary of the Company in August 2013.

CAPI is the lessee under a 5,200 acre lease containing zeolite located in Texas. The lease terms call for royalty payments of $3.00 per ton of zeolite removed from the property with a minimum royalty of $30,000 per year which is due annually through November 2014. The Company can extend the lease for eight successive periods of ten years each. CAPI has the option to terminate the annual royalty payments by paying a lump sum of $400,000. During each of November 2013 and 2012, the Company paid the minimum annual royalty of $30,000. See Note 4.

CAPI owns 17 placer mining claims on 2,720 acres and 8 Lode claims covering 160 acres, all located in New Mexico, encompassing its Sierra Kaolin deposit. The Federal mining claims are burdened by a royalty interest of 7% of net proceeds derived from mining operations. TPA is required to pay $20,160 in August 2014 to the Bureau of Land Management (“BLM”) to maintain CAPI’s Federal mineral claims. Such payment requirement of TPA is in accordance with the provisions of the Restated Development and Operating Agreement between TPA and the Company.

CAPI owns 11 placer mining claims (Three Creek) covering approximately 220 acres of zeolite located in Utah. In August of each year, CAPI is required to pay $6,160 to the Bureau of Land Management to maintain its federal mining claims.

In February 2010, the Company entered into a License Agreement concerning two US method patents for the treatment of wastewaters. The Company pays $3,000 per quarter in payment of the required minimum annual payment of $12,000.

As discussed in Note 1, as of December 31 2013, the Company and certain of its subsidiaries were in default of various obligations and certain debt obligations classified as current liabilities in the accompanying balance sheets. The Company has not accrued a provision for any costs or expenses for which it might be liable pursuant any provision which might be included in the agreements underlying such defaulted obligations in the event a party to such agreement commences an action to collect amounts due such party. Certain of the obligations on which the Company has defaulted are addressed by forbearance agreements and amendments to employment contracts (see Notes 6 and 11).

Lease Commitments

At December 31, 2013, the Company leases one office location and certain office equipment. The terms of all of the leases are for less than one year. Rent expense has been recorded in general and administrative expenses as $17,225 and $18,025 for the first quarters of 2014 and 2013, respectively.

The Company leases, on a monthly basis, a compressor used in oil and gas operations. Rent expense has been recorded in lease operating expenses as $1,986 and $2,472 for the first quarters of 2014 and 2013, respectively. Such rent expense represents the Company’s portion attributable to its working interest in the natural gas well serviced by the compressor.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2013 AND 2012

Future Abandonment Costs and Asset Retirement Obligations

See Note 2 of the Notes to Consolidated Financial Statements contained in the 2013 Annual Report.

Mineral Supply Requirements

The Company sells one of its CA Series Products under the tradename ReNuGen™ which is used in wastewater treatment facilities pursuant to an oral agreement with the purchaser. Shipments totaled two tons for each of first quarters of 2014 and 2013.

On July 3, 2012, CAMI entered into an operating agreement for ZLLC to develop products utilizing CAPI’S Clinoptilolite zeolite mineral. Other than seeking initial capital, ZLLC had no activity through December 31, 2013, and has no material supply commitments.

At December 31, 2013, the Company has no agreements that contain minimum material supply requirements.

Purchase Commitments

At December 31, 2013, the Company had an equipment purchase commitment as discussed in Note 13.

Potential Accelerated Payments of Debt and Other Obligations

See Note 1.

9. CAPITAL STOCK

Common Stock

The Company issued no shares of Common Stock during the three months ended December 31, 2013.

Series A Preferred Stock

No shares of Series A Preferred Stock were issued during the three months ended December 31, 2013. No shares were outstanding at December 31, 2013 and September 30, 2013.

Series B 8% Cumulative Convertible Preferred Stock

No shares of Series B Preferred Stock, par value of $0.01 per share, stated value of $10 per share, were issued during the three months ended December 31, 2013.

Shares of Series B Preferred Stock outstanding at December 31, 2013, and September 30, 2013, totaled 135,000 shares. Such shares are convertible into shares of Common Stock on the basis of their $10.00 per share stated value, at the exchange rate per common share of 85% of the average of the closing price of the Common Stock for the five trading days immediately preceding the date when shares of Series B Preferred Stock are delivered to the Company for conversion, but in no event shall the conversion price be less than $1.25 per share. Thus, at December 31 and September 30, 2013, the 135,000 shares of Series B Preferred Stock were convertible into 1,080,000 shares of Common Stock.

Further, the shares of Series B Preferred Stock (i) earn dividends at the rate of 8% per annum computed on the basis of a 365 day year, and (ii) have priority in liquidation to the extent of the stated value of $10.00 per share plus any unpaid dividends over any other preferred stock, common stock or any other stock issued after September 19, 2000. At December 31, 2013, the liquidation preference totals $3,419,275 (stated value of $1,350,000 plus arrearages in cumulative dividends of $2,069,275).

Dividends

There were no cash dividend payments in respect to Common Stock or either series of Preferred Stock during the three months ended December 31, 2013.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2013 AND 2012

At December 31, 2013 and September 30, 2013, the cumulative dividends in arrears applicable to the Series B Preferred Stock totaled $2,069,275 and $2,042,239 respectively, of which $1,826,239 was accrued at each respective date.

Options and Warrants to Purchase Common Stock

	Number of Options and Warrants	Weighted Average Price per Share
Options and warrants outstanding at September 30, 2013	26,144,000	$0.21
Options granted (1)	600,000	$0.14
Options expired (1)	(200,000)	$0.21
Options and warrants outstanding at December 31, 2013 (2)	26,544,000	$0.21

(1)	On November 21, 2013, three Directors (Carter, Porfido and Sobieski) of the Company were each granted an option to purchase 200,000 shares of stock at an exercise price of $0.14 per share under the Company’s Non-qualified Independent Director Stock Option Plan. The options are exercisable through November 2018. The options vest 50% in November 2014 and 25% in each of November 2015 and 2016. The fair value of the options was determined to be $52,449 using the Black-Scholes valuation model. On February 10, 2014, Mr. Porfido resigned from the Board and, accordingly, the option granted to him expired effective with his resignation.
(2)	An option the purchase of 200,000 shares of Common Stock, with an exercise price of $0.21 per share, was awarded to Lord Gilbert during fiscal 2010; such option remained unexercised as of September 30, 2013; and such option expired unexercised in December 2013.

Summarized information relating to the stock options to purchase Common Stock outstanding as of December 31, 2013, is as follows:

	Options Outstanding			Options Exercisable
Exercise Price per Share	Number of Shares Underlying Options Unexercised	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)	Number of Shares Underlying Options Exercisable	Weighted Average Exercise Price Per Share
$0.14-$0.22	3,800,000	$0.18	2.10	2,312,500	$0.19

Stock-based Compensation

During the three months ended December 31, 2013, the Company granted options for the purchase of 600,000 shares of Common Stock and an option for the purchase of 200,000 shares of Common Stock expired unexercised. There are options to purchase 3,300,000 shares of Common Stock outstanding as of December 31, 2013, which options are held by current officers, Directors and employees of the Company (“Insiders”). The exercise prices for the options held by Insiders range from $0.14 per share to $0.22 per share.

Stock-based compensation expense relating to stock options granted to Insiders is recorded in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. The Company recorded stock-based compensation expense for first quarters of 2014 and 2013 of $32,943 and $16,466, respectively. Such expense is included in General and Administrative Expenses. No tax benefit has been recognized. Compensation costs are based on the fair value at the grant date. The fair value of the options has been estimated by using the Black-Scholes option-pricing model with the following assumptions: risk free interest rates between 0.24% and 2.43%; expected life of two to five years; and expected volatility between 37% and 236%.

Net Income (Loss) Per Share

Net loss per share is computed in accordance with FASB ASC Topic 260, Earnings per Share. Basic net loss per share is calculated by dividing the net income (loss) available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in earnings of an entity. In a loss year, dilutive common equivalent shares are excluded from the loss per share calculation as the effect would be anti-dilutive.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2013 AND 2012

Options and warrants to purchase shares of Common Stock were outstanding during the periods but have not been included in the computation of diluted earnings per share because such shares would have an anti-dilutive effect on net loss per share. The shares of Common Stock issuable upon the conversion of the 7.25% Convertible Debentures (see Note 6) have not been included in the computation of diluted earnings per share because such shares would have an anti-dilutive effect on net loss per share. The shares of Common Stock issuable upon the conversion of the Convertible Note Payable (see Note 6) have not been included in the computation of diluted earnings per share for the first quarter of 2013 because such shares would have an anti-dilutive effect on net loss per share. The shares of Common Stock issuable upon the conversion of the Series B 8% Cumulative Convertible Preferred Stock have not been included in the computation of diluted earnings per share because the price ($1.25) at which such shares are convertible was in excess of the market price of the Common Stock at December 31, 2013. No other adjustments were made for purposes of per share calculations.

10. INCOME TAXES

At each of December 31 and September 30, 2013, the Company has current federal and state taxes payable of $192,427 and no deferred tax asset or liability. The income tax liabilities arose primarily from alternative minimum tax for fiscal 2004. At December 31 and September 30, 2013, accrued and unpaid interest related to the federal and state income taxes totaled $72,281 and $77,331. Interest expense related to tax liabilities of $3,360 and $3,900 for the first quarters of 2014 and 2013, respectively, is included in interest expense in the accompanying consolidated statements of operations.

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

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2013 AND 2012

Included in the table below are the components of income tax expense for the three months ended December 31, 2013 and 2012:

	Three Months Ended December 31
	2013	2012
Current income tax expense (benefit)	$-	$-
Deferred income tax expense (benefit)	(30,902)	(107,331)
Valuation allowance	30,902	107,331
Total income tax expense (benefit)	$-	$-

Below is a reconciliation of the reported amount of income tax expense attributable to continuing operations for the period to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax loss for the three months ended December 31, 2013 and 2012:

	Three Months Ended December 31
	2013	2012
Income tax expense (benefit) computed at the statutory Federal income tax rate	(35)%	(35)%
Decrease (increase) due to permanent differences	(13)%	(1)%
Use of net operating loss carryforward	-%	-%
Change in valuation allowance	48%	36%
Effective income tax rate	0%	0%

11. EMPLOYMENT CONTRACTS AND COMMITMENTS

See Note 11 of the Notes to Consolidated Financial Statements included in the 2013 Annual Report.

Trynin

At December 31 and September 30, 2013, the note receivable from Mr. Trynin of $256,000 and accrued interest of $102,428 and $100,331, respectively, remain outstanding. Management of the Company believes that the collection of the principal balance of and interest due pursuant to such note receivable is in doubt and are fully impaired and not included in the accompanying condensed consolidated balance sheets.

At December 31 and September 30, 2013, the Company owes $457,944 to the estate of Mr. Trynin for his respective portion of the bonuses granted in August 2007 which is payable in August 2015.

Blackstone

At December 31 and September 30, 2013, the Company owed Richard W. Blackstone, the Chief Accounting Officer of the Company, $99,603 and $133,453, respectively for services provided to the Company and such amounts are included in accounts payable in the accompanying condensed consolidated balance sheets. These amounts contain no accrued interest.

Martin

As of December 31 and September 30, 2013, the Company owed Mr. Martin, a Director and President of CAMI, $245,835 in salary related to a prior employment agreement. Such amount contains no accrued interest and is subject to a forbearance agreement between Mr. Martin and the Company.

Novinskie

As of December 31 and September 30, 2013, the Company owed Mr. Novinskie $319,792 in salary and $25,000 in bonuses. These amounts contain no accrued interest.

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2013 AND 2012

Parrish

As of December 31 and September 30, 2013, the 600,000 shares of Common Stock granted to Mr. Parrish in March 2013 have not been issued. Such shares are treated as issued and outstanding in the accompanying consolidated financial statements.

Other

In addition to the accrued salary expense discussed above, the Company is indebted to certain former officers of the Company for unpaid salaries totaling $45,321 and $47,791 at December 31 and September 30, 2013, respectively.

During fiscal 2013, the Company instituted a 401(k) savings plan which did not provide, during the current quarter or 2013, for any contribution by the Company.

12. LITIGATION

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

In August 2012, a surface owner in certain property on which a natural gas gathering system right-of-way is owned by a subsidiary of the Company (“DRIOP”) commenced an action against DRIOP in the Circuit Court of Randolph County, West Virginia, alleging interference with access by such surface owner to and from certain property. DRIOP, through its West Virginia counsel, has filed a general denial of the claim. At the request of the plaintiffs, the parties have agreed to a continuance to June 2014.

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

13. SUBSEQUENT EVENTS

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

Parrish Agreement

The employment agreement with Mr. Parrish was extended on March 14, 2014 but effective as of February 14, 2014 and included the following material amended terms:

•	The expiration date has been extended until July 31, 2014 with automatic thirty day (30) extensions unless either party provides sixty (60) day notice of termination;
•	A cash payment of $50,000 payable over four months beginning February 15:
•	The reduction in annual salary from the rate of $200,000 to $150,000; and

DALECO RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2013 AND 2012

•	A cash bonus equal to 0.5% of all collected net revenue from “Asset Sales” of the Company’s “Key Assets”. The term “Key Assets” means the Company’s Kaolin and Zeolite deposits and Oil and Gas operations. The term “Asset Sales” means one or more sales to a third-party in bulk (e.g. larger than $1 million per transaction) that is not part of the Company’s routine sales activities.

Management Evaluation

Management performed an evaluation of Company activity through the date the unaudited condensed consolidated financial statements were prepared for issuance, and concluded that there are no other significant subsequent events requiring disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") describes the matters that we consider being important in understanding the results of our operations for the three months ended December 31, 2013 and our financial condition as of December 31, 2013. Our fiscal year begins on October 1 and ends on September 30. Unless otherwise noted, references to "year" pertain to our fiscal year; for example, 2014 refers to fiscal 2014, which is the period from October 1, 2013 to September 30, 2014. Unless otherwise noted, references to "quarter" pertain to a quarter of our fiscal year; for example, the first quarter of 2014 refers to the three months in the period from October 1, 2013 to December 31, 2013 (the “current quarter”). In the discussion that follows, we analyze the results of our operations for the three months ended December 31, 2013, including the trends in our overall business, followed by a discussion of our financial condition.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements (“Financial Statements”) and the notes thereto, all included elsewhere in this report, and our consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2013 (“2013 Annual Report”). The forward-looking statements in this section and other parts of this report involve risks and uncertainties including statements regarding our plans, objectives, goals, strategies, and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under the caption "Forward-Looking Statements."

Results of Operations - Selected information for the three months ended December 31, 2013 and 2012:

	Three Months Ended December 31
	2013	2012
Oil and Gas Sales	$42,927	$105,185
Well management revenues	$64,354	$68,909
Total Operating Revenues	$112,556	$176,882
Gain on sale of oil and gas properties	$448,037	$-
Net Income (Loss)	$(88,291)	$(306,661)

Oil and Gas Production and Cost Information:
Production:
Oil (Bbl)	127	682
Gas (Mcf)	7,063	8,840
Mcfe	7,825	12,932
Average Price:
Oil (per Bbl)	$91.31	$93.48
Gas (per Mcf)	$4.44	$4.69
Mcfe	$5.49	$8.13
Lease Operating Expenses and Production and Severance Taxes per Mcfe	$5.79	$3.60

_____

Bbl = One barrel of oil or condensate

Mcf = One thousand cubic feet

Mcfe = One thousand cubic feet gas equivalent

The Company’s revenues in the current quarter were negatively impacted by the enforcement action from the Texas Railroad Commission that has precluded it from selling oil production in the current quarter. In addition, the Company has experienced an increase in expenses primarily associated from sales and marketing activities as it seeks to commence its Zeolite commercial operations. The Company anticipates its revenues will increase in subsequent quarters upon a successful resolution of the enforcement action, but that its sales and marketing expenses will continue to be higher than in prior year periods.

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

OIL AND NATURAL GAS OPERATIONS

See Note 3 of Notes to Condensed Consolidated Financial Statements.

Oil and Gas Sales

Oil and gas sales decreased to $42,927 for the current quarter from $105,185 for the comparable quarter of 2013. See the table above in respect to production, average prices and lease operating expenses and production and severance taxes per Mcfe. The average price per Mcfe of sales of oil and gas production decreased 32% and oil and gas production (on a Mcfe basis) decreased 39%.

The decrease in the average price per MCFE and total production on an MCFE basis experienced during the current quarter is primarily the result of the Company’s inability to sell oil from its operated properties in Texas during the current quarter. In September 2013, WRC received an enforcement action from the Texas Railroad Commission (“RRC”). Due to the enforcement action, the renewal of WRC’s operator's permit was suspended until such action is resolved. Certain of WRC’s operated wells continue to pump and oil is stored oil in production tanks. Certain of WRC’s operated wells are not producing as the respective production tanks have reached their capacity limitations. WRC is not permitted to sell oil until its operator’s permit is renewed. As such, the Company's consolidated oil and gas revenues for the first quarter of 2014 are lower than the first quarter of 2013 by $62,258, or 59%. Additionally, The Company's consolidated revenues for the second quarter of 2014 will also be lower than the second quarter of 2013 revenues of $94,112. The Company anticipates the renewal of the operator’s permit to be completed during the third quarter of 2014; however there can be no assurances as to when the renewal of WRC’s operator’s permit will be approved by the RRC and when the sales of oil from WRC’s operated properties will resume. WRC’s operated properties in Texas produced 362 net barrels of oil but WRC had no oil sales from such properties. During the first quarter of 2013, WRC’s operated properties in Texas produced 493 net barrels of oil, WRC sold 574 net barrels of oil from such properties and WRC recognized oil revenue of $53,094 from such properties. The additional decrease of $9,164 in oil and gas revenues was a result of reduced gas production and prices as discussed above.

Gain on Sale of Oil and Gas Properties

On December 17, 2013, pursuant to an Asset Purchase and Sale Agreement (“APA”) with an effective date of September 30, 2013, the Company completed the sale of 280 net acres attributable to the Company’s interest in oil and natural gas leasehold deep rights for certain properties located in Burleson County, Texas (“Properties”). The Company received cash of $348,037 and $100,000 was placed in escrow, and the Company recognized a gain on the sale of these properties of $448,037. The oil and natural gas leasehold deep rights that were sold were undeveloped, and as such not income-producing to the Company. The APA has been subsequently amended on multiple occasions for the closing of certain of the Properties not sold on December 17, 2013 (the “Delayed Properties”). The Company anticipates that it will complete the sale of the Delayed Properties later in fiscal 2014.

Well Management Revenue

Well management revenue decreased 7% to $64,354 for the current quarter from $68,909 for the comparable quarter of 2013. The decrease is primarily the result of certain wells being off-line for repairs during the current quarter. The amounts which may be charged by the Company for well management are set forth in the joint operating agreements governing the wells operated by the Company.

Lease Operating Expenses and Production and Severance Taxes

Lease Operating Expenses and Production and Severance Taxes decreased 3% to $45,320 for the current quarter from $46,509 for the comparable quarter of 2013.

Depreciation, Depletion and Amortization - Oil and Gas

Depreciation, depletion and amortization (“DD&A”) – Oil and Gas totaled $12,000 for each of the current quarter and the comparable quarter of 2013.

MINERALS OPERATIONS

See Note 4 of Notes to Condensed Consolidated Financial Statements.

The Company is in the Development Stage in respect to its Texas Zeolite and is in the Exploration Stage in respect to its Sierra Kaolin mineral holdings in New Mexico and its zeolite mineral holdings in Utah.

Minerals Sales

Minerals sales (zeolite) increased 123%% to $4,157 for the current quarter from $1,868 for the comparable quarter of 2013. This increase in mineral sales primarily resulted from initial shipments of product generated by the increased sales efforts of the Company (see “COMMERCIALIZATION OF EXISTING ASSETS” below).

Minerals Exploration Expenses

The Company did not incur minerals exploration expenses during the first quarters of 2014 and 2013. Minerals exploration expenses are primarily for costs associated with the exploration of the mineral deposits and quantification of Mineralized Materials. These expenses are primarily for costs associated with the exploration and quantification of mineral resources and mineral reserves. Such expenses related to the Sierra Kaolin property were the responsibility of the operator of the property, Tecumseh Professional Associates, Inc.

Minerals Operating Expenses and Other Costs

Minerals operating expenses and other costs increased 396% to $65,396 for the current quarter from $13,173 for the comparable quarter of 2013. The increase primarily resulted from expenses incurred in connection with providing samples to prospective customers and research and development activities in the current quarter as compared to no such expenditures during the first quarter of 2013 as well as the $30,000 payment of the annual minimum royalty fee to maintain the Company’s rights. See Note 4.

DD&A - Minerals

DD&A - minerals totaled $1,650 for the current quarter and $3,408 for the comparable quarter of 2013. Such amounts represent amortization of Patent Rights and Patent License Rights.

Once the Company produces commercial quantities of any of its mineral deposits, the Company will use the unit-of-production method in calculating cost depletion.

GENERAL AND ADMINISTRATIVE EXPENSES

The Company’s expenses increased by 37% to $463,306 for the current quarter from $337,486 for the same prior year quarter. The principal components of the increases in expenses from the same prior year period are as follows:

•	general and administrative expenses of $71,185, primarily attributable to increased salaries, and sales marketing activities relating to the Company’s efforts to commercialize its Zeolite assets as well as required expenses related the to SPA;

•	stock-based compensation expense of $ $16,477; and
•	$38,158 in legal and professional expenses associated with the deep rights sale, audit, and additional SEC Counsel.

The Company anticipates that it will experience higher sales and marketing expenses in line with increased mineral revenues for the foreseeable future.

INTEREST EXPENSE

Interest expense decreased 14% to $61,234 for the current quarter from $71,024 for the comparable quarter of 2013. The decrease of $9,790 is primarily attributable to (1) a decrease in amortization expense and (2) a decrease in interest expense as a result of payments of certain debt obligations in 2013. During the first quarters of 2014 and 2013, the Company recognized $615 and $2,394, respectively, as interest expense regarding the amortization of discounts on debt issuances.

CONSULTING SERVICES AGREEMENTS

Musser Group, LLC

In February 2011, the Company issued 2,400,000 shares of Common Stock to individuals associated with the Musser Group in connection with the initial Consulting Services Agreement with the Musser Group. Also, the Company issued to individuals associated with the Musser Group warrants for the purchase of 2,500,000 shares of Common Stock at an exercise price of $0.15 per share. The warrants may not be exercised unless and until the average bid and asking closing price of the Company’s Common Stock exceeds $1.00 per share for a period of thirty consecutive trading days. The warrants are exercisable through February 24, 2016. The Company filed a registration statement under the Securities Act of 1933 on Form S-8 for the shares of Common Stock issued to individuals associated with the Musser Group. The Company determined the fair value of the shares of Common Stock and the warrants issued to individuals associated with the Musser Group to be $735,153 and recorded such amount as prepaid consulting fees. The prepaid consulting fees were amortized over the initial term of the agreement.

Investor Relations Firm

In March 2013, the Company engaged an investor relations firm (“IR Firm”) to assist management in such activities for one year. The Company issued 600,000 shares (valued at $0.11 per share) of Common Stock to the IR Firm and such contract requires monthly payments of cash of $5,000 during the term of the agreement. The Company is amortizing the prepaid consulting fees of $66,000 over the term of the contract with the IR Firm and unamortized consulting fees total $13,923 and $30,559 at December 31 and September 30, 2013, respectively.

Liquidity and Capital Resources

The Company’s cash flow used in operating activities was $574,496 for the current quarter. The Company received $348,047 of proceeds from the sale of certain oil and gas properties during the current quarter as discussed above. The Company’s net cash (unrestricted) at December 31, 2013 totaled $170,754. Restricted cash deposits – equity issuances are discussed below in the SPA Additional Provisions section.

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

Liquidity is a measure of a Company’s ability to access cash. The Company has historically addressed its long-term liquidity requirements through the issuance of equity securities and borrowings or debt financing for certain activities. The Company estimates its capital needs to approximate $600,000 for the last three quarters of 2014 and approximate $4 million for fiscal 2015 to satisfy debt payments, pay current operating costs and expenses, and to fund the Company’s growth initiatives.

At present, the Company does not have in place a credit facility or other line of credit upon which it may draw. As operating activities increase, the Company will evaluate the need for such a credit facility. For desired acquisitions or project enhancements, the Company must seek project specific financing. At December 31, 2013, none of the Company’s properties are encumbered.

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

In an effort to address the liquidity shortfall, the Company sold certain of its oil and gas properties in 2012 and fiscal 2014 and is evaluating the sale of certain additional oil and gas properties. It may take months and possibly longer to sell these properties at a suitable price. The market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand that are beyond our control. We cannot predict whether we will be able to sell a property for the price or on terms acceptable to us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of any property.

The Company has used and shall use the proceeds from the transaction with FEI and DTE (discussed below) in an effort to establish additional profitable revenue generating activities. The Company is implementing its plan and creating sales, marketing, and distribution programs. The Company has employed a Vice President of Sales and intends to use internal and external resources to focus on mineral sales. In anticipation of increased sales, the Company’s plans include handling, storage and transportation modifications for the mineral properties. Also, the Company plans to continue its workover operations and other activities in certain of its Texas and West Virginia oil and gas properties to enhance its existing revenue stream and profitability.

SPA Additional Provisions

As a condition precedent to entering into the FEI/DTE Stock Purchase Agreement, the Company was required to enter into (i) forbearance agreements with certain of its major creditors and debtors (“Certain Creditors”) (“Forbearance Agreements”), (ii) the Second Amendment to Employment Agreement with Mr. Blackstone, Vice President and Chief Accounting Officer (“Blackstone Agreement”) and (iii) the First Amendment to Employment Agreement with Mr. Novinskie, President and Chief Financial Officer (“Novinskie Agreement”). The Forbearance Agreements provide for the Certain Creditors to agree to forbear from making a demand on the Company for payment of their debt for a period of two years from the date of the SPA. The Certain Creditors, Blackstone and/or Novinskie are entitled to receive accelerated payment of their debt should the Company, among other things, (i) have net income, (ii) sell equity securities, (iii) sell assets in excess of stated amounts and/or (iv) if the Company permits an Event of Default (as defined in the respective agreements) (“Accelerated Payments”). See notes 1, 6, 7 and 11 of the Notes to Consolidated Financial Statements included in the 2013 Annual Report for discussions regarding the Forbearance Agreements, the Blackstone Agreement and the Novinskie Agreements. At December 31, 2013, the Company is not required to make Accelerated Payments to the Certain Creditors, Blackstone or Novinskie.

The SPA contains provisions that restrict the use of the $1.5 million received by the Company as follows:

	Initial Restriction per the SPA	Restricted cash at December 31, 2013
Forbearance Agreements, Novinskie Agreement and Blackstone Agreement	$350,000	$15,000
Marketing Agreement payments to FEI	120,000	30,000
Other marketing and sales activities	360,000	180,000
Transaction closing costs and related	80,000	3,383
Oil and gas properties activities	75,000	-
Mineral properties activities	50,000	35,000
Future general and administrative expenses	345,000	150,000
Other costs and expenses	120,000	1,489
Total	$1,500,000	$414,872

2013 Private Placement

Commencing in January 2013, the Company offered a private placement under the provisions of Regulation D promulgated under the Securities Act of 1933, as amended (the “2013 Private Placement”). The 2013 Private Placement consists of up to five hundred thousand dollars ($500,000) for the issuance of up to 5 million shares of Common Stock at $0.10 per share and warrants to purchase up to 2 million shares of Common Stock at an exercise price of $0.50 per share. The warrants expire on January 16, 2018. The Company will utilize the proceeds of this private placement for general working capital purposes. As of December 31, 2013, the Company had received cash totaling $411,000 for the sale of 4,110,000 shares of Common Stock and warrants to purchase 1,644,000 shares of Common Stock. The Company closed the private placement offering as of December 31, 2013.

Certain Debt and Other Obligations

As of December 31, 2013, the Company and certain of its subsidiaries were in default of various obligations and certain debt obligations classified as current liabilities in the accompanying balance sheet as set forth in the following table:

Such defaulted obligations at December 31, 2013 include the following:

Amounts included in accounts payable:
Consulting services and interest due a licensor	$19,009
EV&T – fees, expenses and accrued interest (subject to forbearance agreement)	243,759
CAMI notes payable and accrued interest:
Subject to forbearance agreements	839,373
Not subject to forbearance agreements	32,486
EV&T note and interest (subject to forbearance agreement)	1,238,749
Note payable to related party and interest thereon (subject to forbearance agreement)	70,381
7.25% Convertible Debentures and interest due a related party (subject to forbearance agreement)	47,512
Note payable to former related party and interest thereon (subject to forbearance agreement)	20,649
Amounts included in accrued compensation expense:
Subject to forbearance agreements	597,009
Not subject to forbearance agreements	92,321
Total	$3,204,218

See Note 9 of the Notes to Condensed Consolidated Financial Statements regarding the cumulative dividends in arrears of $2,069,275 at December 31, 2013, applicable to the Series B 8% Cumulative Convertible Preferred Stock.

Accelerated Payments

The Certain Creditors, Blackstone and/or Novinskie are entitled to receive accelerated payment of their debt as discussed above. The Company may be required to make Accelerated Payments as a result of the (i) issuances of shares of Common Stock and (ii) the sale of certain oil and gas leasehold rights since the dates of the Forbearance Agreements, Novinskie Agreement and Blackstone Agreement as such issuances and sale did not restrict the use of proceeds from such transactions. The Company anticipates making any required Accelerated Payments in a timely manner. No such Accelerated Payments are required as of December 31, 2013.

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

In connection with the SPA, the Company entered into an Exclusive Sales Agency and Marketing Agreement with FEI.

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

On July 3, 2012, CAMI entered into an operating agreement for ZeoSure LLC (“ZLLC”) as one of ZLLC’s two managing members. ZLLC was formed for the purpose of developing human consumption products including but not limited to detoxification and digestive supplements and human consumable products utilizing CAPI’S Clinoptilolite zeolite mineral focusing on markets throughout the world with a primary emphasis on markets in the United States and Asia. CAMI and SafeHatch LLC, an entity controlled by an individual previously affiliated with the Musser Group, are the managing members and each owns 47.5% of ZLLC. The remaining 5% of ZLLC is owned by the Musser Group. The members of ZLLC intend to seek initial capital of $1 million from third parties and enter into product marketing and distribution agreements with participants active within the dietary supplements market in the next few months. The operating agreement has not been ratified by the Audit Committee of the Board of Directors of the Company. Other than seeking initial capital and attempting to identify viable product marketing and distribution partners, ZLLC had no activity through December 31, 2013.

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

During September 2013, the company produced saleable minerals from its zeolite mineral deposit in Texas (“Texas Zeolite”). The Company shipped 105 tons of zeolite from its Texas property to a processing and fulfillment facility in Pennsylvania. A portion of such material required additional processing and such processing was completed in October 2013. Backlog orders approximated $10,000 as of December 31, 2013. Sales of the processed and unprocessed product to identified customers commenced in October 2013. On December 16, 2013, the Company entered into an agreement for the purchase of the extraction and crushing equipment of its contract operator of the property for $300,000. On January 16, 2014, the Company borrowed $250,000 from an unrelated party to fund the major portion of the purchase price and closed on the purchase of such equipment. The Company believes the capacity of such equipment is appropriate for anticipated extraction and crushing activities for the next three years. Depending on the level of sales activity, the Company may need to acquire or lease additional equipment. The Company has engaged a contract operator of such equipment and anticipates the commencement of larger-scale extraction activities to commence in March 2014. The Company has also contracted certain micro-processing capabilities to prepare certain samples and test material, including digestive supplements and human consumable products for ZLLC.

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

We have various contractual obligations that are appropriately recorded as liabilities in our consolidated financial statements. Certain other items are not recognized as liabilities in our consolidated financial statements. Examples of items not recognized as liabilities in our consolidated financial statements are commitments to purchase goods and services that have not yet been received or rendered, respectively, as of December 31, 2013, and future minimum lease payments for the use of property and equipment under operating lease agreements.

Certain contractual obligations classified as noncurrent liabilities in the consolidated balance sheet as of December 31, 2013 include accrued bonus expense ($457,944) and Series B 8% Cumulative Convertible Preferred Stock Dividends accrued ($1,826,239). See Note 9 of the Notes to Condensed Consolidated Financial Statements regarding the cumulative dividends in arrears of $2,069,275, which includes the amount accrued, at December 31, 2013, applicable to the Series B 8% Cumulative Convertible Preferred Stock.

CRITICAL ACCOUNTING POLICIES

There have been no changes in significant accounting policies from those disclosed in the 2013 Annual Report.

RECENT Accounting PRONOUNCEMENTS

See Note 2 of the Notes to Condensed Consolidated Financial Statements.

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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing and as more fully described below, Management has identified a material weakness in the Company’s internal controls over financial reporting, which we view as an integral part of our disclosure controls and procedures. Therefore, based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2013.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management has used the framework set forth in the report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was not effective as of the end of the most recent year and quarter ended December 31, 2013.

Management has concluded that the Company did not maintain effective internal controls over financial reporting as of December 31, 2013 as a result of a material weakness in the internal communication and disclosure of a certain regulatory report received by one of the Company’s subsidiaries from the State of Texas, causing a delay in the timely filing of the 2013 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. To remedy this material weakness, the Company has retained legal counsel in Texas to assist in resolving any current and future issues with the State of Texas. Additionally, the Company has implemented certain metrics which are reviewed monthly by management and the Board of Directors to timely identify potential items requiring disclosure and assist in the timely filing of required SEC reports. The Company also will increase its oversight of its subsidiaries to include periodic reviews by a responsible party of the websites of the various states in which it operates, for regulatory reports that could impact the financial reporting and disclosures, and report directly to the Chief Executive Officer.

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

Recent Sales of Unregistered Securities

Non-qualified Independent Director Stock Option Plan

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

Options and Warrants

The Company has not granted any options or warrants for the purchase of shares of Preferred Stock.

No options or warrants for the purchase of shares of Common Stock were exercised during the three months ended December 31, 2013.

Options to purchase 3,800,000 shares of Common Stock are outstanding as of December 31, 2013. The exercise prices for the options range from $0.14 per share to $0.22 per share (average exercise price of $0.18 per share).

Issuer Purchases of Equity Securities

The Company does not have a stock purchase program for its equity securities.

Item 3. Defaults Upon Senior Securities.

a)	The Company is in default of certain obligations as discussed in Note 1 of the Notes to Condensed Consolidated Financial Statements.

b)	The arrearage in respect to dividends on Series B Preferred Stock totals $2,069,275 at December 31, 2013 of which $1,826,239 has been accrued.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Located At
10.31	Amendment No. 1 to Employment Agreement between Michael D. Parrish and Daleco Resources Corporation approved March 14, 2014 but effective February 14, 2014	Filed Herewith
31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

The Registrant incorporates by reference its Exhibit List as attached to its Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DALECO RESOURCES CORPORATION
(Registrant)

Dated: April 14, 2014	/s/ MICHAEL D. PARRISH
Michael D. Parrish
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: April 14, 2014	/s/ GARY J. NOVINSKIE
Gary J. Novinskie
President, Chief Financial Officer and Director
(Principal Financial Officer)

-38-